Form 10-K
period 1993-12-31
DAYTON POWER & LIGHT CO
filed 1994-03-16
CIK 27430

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   Form 10-K

          (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993
                                       OR
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                              --------    --------

                         Commission File Number 1-2385

                       THE DAYTON POWER AND LIGHT COMPANY
             (Exact name of registrant as specified in its charter)

          OHIO                                              31-0258470
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Courthouse Plaza Southwest, Dayton, Ohio                     45402
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 513-224-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
    Title of Each Class                                which registered
    -------------------                           ------------------------
First Mortgage Bonds
8% Series Due 2003                                  New York Stock Exchange

Preferred Stock ($100 Par Value)
7.48%  Series D, Cumulative                         New York Stock Exchange
7.70%  Series E, Cumulative                         New York Stock Exchange
7.375% Series F, Cumulative                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Number of shares of registrant's common stock outstanding as of February 28, 1994, all of which were held by DPL Inc., was 41,172,173.

PART I
- ------

    Item 1 - BUSINESS*

                            THE COMPANY

         The Dayton Power and Light Company (the "Company") is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 464,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 286,000 customers in 16 counties. In addition, the Company provides steam heating service in downtown Dayton, Ohio. The Company serves an estimated population of 1.2 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, rubber and plastic products. The Company's sales reflect the general economic conditions and seasonal weather patterns of the area. The solid performance of the economy of West Central Ohio and seasonal summer and winter weather in 1993 contributed to increased energy sales for the year. Electric sales to business customers were up 4% for the year while total electric and natural gas sales increased 4% and 3% respectively, as compared to 1992. During 1993, cooling degree days were 4% above the twenty year average and 35% above 1992. Heating degree days in 1993 were 3% above the thirty year average and 6% above 1992. Sales patterns will change in future years as weather and the economy fluctuate. The Company employed 3,147 persons as of December 31, 1993, of which 2,653 are full-time employees and 494 are part-time employees.

         All of the outstanding shares of common stock of the Company are held by DPL Inc., which became the Company's corporate parent, effective April 21, 1986. Subsidiaries of the Company include MacGregor Park, Inc., an owner and developer of real estate; DP&L Community Urban Redevelopment Corporation, the owner of a downtown Dayton office building; and Miami Valley Equipment, Inc., which presently owns no property and conducts no business.

         The Company's principal executive and business office is located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (513)224-6000.

         Information relating to industry segments is contained in
Item 8 - Note 11 of Notes to Consolidated Financial Statements on
Page II-23 of this document, which Note is incorporated herein by reference.


* Unless otherwise indicated, the information given in "Item 1 - BUSINESS" is current as of March 11, 1994. No representation is made that there have not been any subsequent changes to such information.

                           COMPETITION

         The Company competes with privately and municipally owned electric utilities and rural electric cooperatives, natural gas suppliers and other alternate fuel suppliers. The
Company competes on the basis of price and service.

         Like other utilities, the Company from time to time may have electric generating capacity available for sale to other utilities. The Company competes with other utilities to sell electricity provided by such capacity. The ability of the Company to sell this electricity will depend on how the Company's price, terms and conditions compare to those of other utilities. In addition, from time to time, the Company also makes power purchases from neighboring utilities.

         In an increasingly competitive energy environment, cogenerated power may be used by customers to meet their own power needs. Cogeneration is the dual use of a form of energy, typically steam, for an industrial process and for the generation of electricity. The Public Utilities Regulatory Policies Act of 1978 ("PURPA") provides regulations covering when an electric utility is required to offer to purchase excess electric energy from cogeneration and small power production facilities that have obtained qualifying status under PURPA.

         The National Energy Policy Act of 1992, which reformed the Public Utilities Holding Company Act, allows the federal government to mandate access by others to a utility's electric transmission system and may accelerate competition in the supply of electricity.

         General deregulation of the natural gas industry has continued to prompt the influence of market competition as the driving force behind natural gas procurement. The maturation of the natural gas spot market in combination with open access interstate transportation provided by pipelines has provided the Company, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall economics. Therefore, demand for natural gas purchased from the Company or purchased elsewhere transported to the end-use customer by the Company could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For the Company, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

         In April 1992, FERC issued Order No. 636 ("Order 636") amending its regulations governing the service obligations, rate design and cost recovery of interstate pipelines. The Company's interstate pipeline suppliers have received approval from FERC to implement their restructuring plans to comply with the regulations.

         The Public Utilities Commission of Ohio ("PUCO") has held roundtable discussions and meetings regarding the implications of Order 636 for local distribution companies, producers and consumers. The PUCO has issued interim guidelines allowing utilities to file revised natural gas transportation tariffs to comply with the Order, and is continuing efforts to examine the impact via roundtable discussions. The Company's natural gas tariffs and operations comply with the PUCO's interim guidelines and the requirements of Order 636.

         In January 1994, the Company, the Staff of the PUCO and the Office of the Ohio Consumers' Counsel (the "OCC") submitted to the PUCO an agreement which resolves issues relating to the recovery of Order 636 "transition costs" to be billed to the Company by natural gas interstate pipeline companies. The agreement, which is subject to PUCO approval, provides for the full recovery of these transition costs from the Company's customers. The interstate pipelines will file with the FERC for authority to recover these transition costs, the exact magnitude of which has not been established.

         The Company provides service to 12 municipal customers which distribute electricity within their corporate limits. One municipality has signed a contract for the Company to provide 95% of its requirements. In addition to these municipal customers, the Company maintains an interconnection agreement with one municipality which can generate all or a portion of its energy requirements. Sales to municipalities represented 1.3% of total electricity sales in 1993. The Company maintains discussions with these municipalities concerning potential energy agreements.

        CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY

1994-1998 Construction Program
- ------------------------------
         The estimated construction additions for the years 1994-1998 are set forth below:
                                              Estimated
                             1994  1995  1996  1997  1998  1994-1998
                             ----  ----  ----  ----  ----  ---------
                                              millions
Electric generation and
  transmission commonly
  owned with neighboring
  utilities................  $ 22  $ 28  $ 24  $ 41  $ 23    $138
Other electric
  generation and
  transmission facilities..    43    33    34    18    13     141
Electric distribution......    24    26    31    34    37     152
General....................     3     3     2     1     1      10
Gas, steam and other
  facilities...............    13    13    11    12    12      61
                              ---   ---   ---   ---   ---     ---
    Total construction.....  $105  $103  $102  $106  $ 86    $502

         Estimated construction additions over the next five years average $100 million annually which is approximately equal to the projected depreciation expense over the same period.

         The construction additions for the period include plans to construct a series of 70 MW combustion turbine generating units scheduled to be completed at varying intervals dependent upon need. The first unit is scheduled for completion in June 1995.

         Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. The Company's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost and adequate and timely rate increases.

         See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings which may change the level of future construction additions. The potential impact of these events on the Company's operations cannot be estimated at this time.

1994-1998 Financing Program
- ---------------------------

         The Company will require a total of $106 million during the next five years for bond maturities and preferred stock and bond sinking funds in addition to any funds needed for the construction program.

         At year-end 1993, the Company had a cash and temporary investment balance of $6 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

         In mid-March 1994, DPL Inc. plans to file a registration statement with the Securities and Exchange Commission for the issuance and sale of approximately three-and-a-half million common shares. The net proceeds from the planned sale of shares, estimated to equal approximately
$65 million, would be contributed to the Company which would use the funds, along with temporary cash investments and/or short-term borrowings, to redeem in May 1994 all of the outstanding shares of its Preferred Stock, Series D, E, F, H and I, which have an average dividend rate of 8.1%.

         During late 1992 and early 1993, the Company took advantage of favorable market conditions to reduce its cost of debt and extend maturities through early refundings. Three new series of First Mortgage Bonds were issued in 1992 in the aggregate principal amount of $320 million at an average interest rate of 7.8% to finance the redemption of a similar principal amount of debt securities. Additionally, in early 1993, the Company issued two new series of First Mortgage Bonds in the aggregate principal amount of $446 million at an average interest rate of 8.0% to finance the redemption of a similar principal amount of six series of First Mortgage Bonds. The amounts and timings of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

         In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 1998 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. The Company has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At December 31, 1993, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company also has $97 million available in short term informal lines of credit. At year-end, the Company had $10 million outstanding from these lines of credit and $15 million in commercial paper outstanding.

         Under the Company's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. The Company anticipates that, during 1994-98, it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

         The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under the Company's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

         The Company's present winter generating capability is 3,053,000 KW. Of this capability, 2,843,000 KW (approximately 93%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with the Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

         A merger agreement between CG&E and PSI Resources is currently pending. The Company has intervened in the merger proceeding currently pending at the FERC so that the operations of its commonly owned generating units will not be materially impacted by the merger.

         The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by the Company. The Company's all time net peak load was 2,765,000 KW, which occurred in July 1993. The present summer generating capability is 3,017,000 KW.

                       GENERATING FACILITIES
                       ---------------------
                                                       MW Rating
                                                     --------------
                  Owner-  Operating                  Company
  Station         ship*    Company    Location       Portion  Total
- -----------       -----   --------- ------------     -------  -----
Coal Units
- ----------
Hutchings           W     Company   Miamisburg, OH     371      371
Killen              C     Company   Wrightsville, OH   402      600
Stuart              C     Company   Aberdeen, OH       820    2,340
Conesville-Unit 4   C     CSP       Conesville, OH     129      780
Beckjord-Unit 6     C     CG&E      New Richmond, OH   210      420
Miami Fort-
 Units 7&8          C     CG&E      North Bend, OH     360    1,000
East Bend-Unit 2    C     CG&E      Rabbit Hash, KY    186      600
Zimmer              C     CG&E      Moscow, OH         365    1,300

Combustion Turbines or Diesel
- -----------------------------
Hutchings           W     Company   Miamisburg, OH      32      32
Yankee Street       W     Company   Centerville, OH    144     144
Monument            W     Company   Dayton, OH          12      12
Tait                W     Company   Dayton, OH          10      10
Sidney              W     Company   Sidney, OH          12      12

* W = Wholly Owned; C = Commonly Owned

         In order to transmit energy to their respective systems from their commonly-owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. The Company has several interconnections with other companies for the purchase, sale and interchange of electricity.

         The Company derived over 99% of its electric output from coal-fired units in 1993. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

         The Company estimates that approximately 65-85% of its coal requirements for the period 1994-1998 will be obtained through long term contracts, with the balance to be obtained by spot market purchases. The Company has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

         The prices to be paid by the Company under its long term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

         The total average price per million British Thermal
Units ("MMBTU") of coal received in each of 1993 and 1992 was $1.46/MMBTU and $1.56/MMBTU in 1991.

         The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was 1.43cents/ which represents a decrease from 1.48cents/ in 1992 and 1.60cents in 1991. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                  GAS OPERATIONS AND GAS SUPPLY

         The Company has long term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR") through 1997 and Columbia Gas Transmission Corporation ("Columbia"), Columbia Gulf Transmission Corporation, Texas Gas Transmission Corporation ("Texas Gas") and Panhandle Eastern Pipe Line Company ("Panhandle") through 2004. Along with the firm transportation services the Company has approximately 16 billion cubic feet of storage service with the various pipelines. The Company also maintains and operates four propane-air plants with a daily rated capacity of approximately 67,500 thousand cubic feet ("MCF") of natural gas.

         Coordinated with the pipeline service agreements, the Company has 14 firm natural gas supply agreements with various natural gas producers. The Company purchased approximately 90% of its 1993 supply under these producer agreements and the remaining supplies on the spot/short term market. The Company purchased natural gas during 1993 at an average price of $3.65 per MCF, compared to $3.31 per MCF and $2.70 per MCF in 1992 and 1991, respectively. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in the Company's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

         The Company is also interconnected with CNG
Transmission Corporation and Texas Eastern Transmission
Corporation. Several interconnections with various interstate pipelines provide the Company the opportunity to purchase competitively-priced natural gas supplies and pipeline services.

         During 1993, the Company implemented requirements of Order 636 with all of its natural gas interstate pipeline suppliers. As a result of FERC's mandate that pipelines no longer bundle the product of natural gas with pipeline transportation into one package, the Company purchased the majority of its natural gas in 1993 under direct market purchases. Additionally, the implementation of Order 636 required the Company to purchase certain volumes of natural gas from interstate pipelines to fill storage. In the future, the Company will obtain its natural gas from direct market purchases or pipelines based on cost and reliability. The Company has natural gas agreements that meet 90% of its requirements. The remainder will be purchased to meet seasonal requirements under short term purchase agreements.

         The PUCO continues to support open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. The Company has filed a transportation tariff to comply with these guidelines and approval is pending. During 1993, the Company provided transportation service to 185 end-use customers, delivering a total quantity of 13,401,229 MCF.

         Columbia and Panhandle have obtained conditional approval from FERC to recover take-or-pay and contract reformation costs from the Company through fixed demand surcharges pursuant to revised FERC rules. The validity of the revisions was reviewed and dismissed by the U.S. Court of Appeals for the District of Columbia Circuit. Pursuant to a settlement approved by the PUCO, the Company may recover take-or-pay costs from its retail and transportation customers.

         On April 30, 1990, Columbia filed an application with FERC to implement a general rate increase in order to recover, among other things, costs associated with construction of certain "Global Settlement" facilities. The rates were accepted to become effective November 1, 1990. A partial offer of settlement was accepted on April 16, 1992, and an initial decision on the remaining issues was issued on November 13, 1992. On May 31, 1991, Columbia filed a second application with FERC to implement a general rate increase which was partially accepted effective December 1, 1991. On October 1, 1991, Columbia filed a third application to implement a general rate increase which was partially accepted to become effective
April 1, 1992. The second and third applications were subsequently consolidated into one rate proceeding, and rate design, cost classification and cost allocations were further consolidated into Columbia's restructuring proceeding referenced in following paragraphs. A settlement dated November 9, 1992, regarding the remaining cost of service and throughput issues was approved by FERC April 2, 1993.

         On April 27, 1990, Texas Gas filed an application with FERC to implement a general rate increase which was accepted to become effective November 1, 1990. This docket was consolidated into the Texas Gas restructuring proceeding which was made effective November 1, 1993. On May 1, 1992, Panhandle filed an application with FERC to implement a general rate increase which rates were accepted effective November 1, 1992. A hearing on this matter is set for May 17, 1994. On April 29, 1993 Texas Gas filed a second application with FERC to implement a rate increase which was accepted effective November 1, 1993. A hearing on this matter is set for June 28, 1994. On November 1, 1993, ANR filed an application with FERC to implement a rate increase which was accepted effective May 2, 1994. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in the Company's natural gas costs are reflected in customer rates on a timely basis.

         On July 31, 1991, Columbia Gas System Inc. and Columbia, one of the Company's major pipeline suppliers, filed separate Chapter 11 petitions in U.S. Bankruptcy Court. The bankruptcy court permitted Columbia to break approximately 4,500 long term natural gas contracts with upstream suppliers on August 22, 1991, January 6, 1992, and January 8, 1992. The bankruptcy court issued an order on March 18, 1992, granting approval of an agreement between the customers and Columbia which assures the continuation of all firm service agreements (including storage) through the winter of 1993, with year-to-year continuation unless adequate notice is provided.
On February 13, 1992, the bankruptcy court ruled on a motion by Columbia to flow through to its customers all appropriate refunds, including take-or-pay refunds which were received from its upstream suppliers and excessive rate refunds except for approximately $18 million of pre-petition take-or-pay refunds. However, on July 6, 1992, the United States District Court for Delaware reversed the bankruptcy court. On July 8, 1993, the Third Circuit Court of Appeals reversed the District Court for Delaware and reinstated the U.S. Bankruptcy Court's ruling that Columbia may flow through to its customers all post petition take-or-pay refunds which were received from its upstream suppliers. The U.S. Supreme Court denied an appeal on February 18, 1994 of the Third Circuit Court of Appeals' decision. The Company expects full recovery of all take-or-pay refunds received by Columbia post petition. The parties to the bankruptcy are currently evaluating Columbia's proposed plan of reorganization. Based upon a July 1993 FERC order disallowing the recovery of natural gas producer contracts rejected in the bankruptcy case, the Company does not expect the bankruptcy proceedings to have a material adverse effect on its earnings or competitive position.

         In April 1992 FERC issued Order 636 which amended its regulations governing the service obligations of interstate pipelines. Some of the major changes enacted include unbundling of pipeline sales from transportation, the creation of a "no-notice" transportation service, pre-granted abandonment for all interruptible and short term firm transportation subject to a right-of-first-refusal, capacity brokering, rate design and transition costs. All interstate pipeline filings were made effective by November 1, 1993.

         In response to Order 636, the PUCO has initiated roundtable discussions with natural gas utilities and other interested parties to discuss the impact of the Order and the state regulation of natural gas utilities. The PUCO has issued interim guidelines allowing utilities to file revised natural gas transportation tariffs to comply with Order 636, and is continuing to examine the impact via ongoing roundtable discussions that run concurrently with the interstate pipelines' restructuring proceedings. The interim guidelines also require each natural gas utility to file plans for peak day operations. The Company's operations comply with all interim guidelines and the Company expects full recovery of all Order 636 transition costs.

           RATE REGULATION AND GOVERNMENT LEGISLATION

         The Company's sales of electricity, natural gas and steam to retail customers are subject to rate regulation by the PUCO and various municipalities. The Company's wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by FERC under the Federal Power Act.

         Ohio law establishes the process for determining rates charged by public utilities. Regulation of rates encompasses the timing of applications, the effective date of rate increases, the cost basis upon which the rates are based and other related matters. Ohio law also established the Office of the OCC, which is authorized to represent residential consumers in state and federal judicial and administrative rate proceedings.

         The Company's electric and natural gas rate schedules contain certain recovery and adjustment clauses subject to periodic audits by, and proceedings before, the PUCO. Electric fuel and gas costs are expensed as recovered through rates.

         Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL Inc. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service. Additionally, the legislation requires PUCO approval of (i) certain transactions and transfers of assets between public utilities and entities within the same holding company system, and (ii) prohibits investments by a holding company in subsidiaries which are not public utilities in an amount in excess of 15% of the aggregate capitalization of the holding company on a consolidated basis at the time such investments are made.

         In April 1991, the Company filed an application with the PUCO to increase its electric rates to recover costs associated with the construction of the William H. Zimmer Generating Station ("Zimmer"), earn a return on the Company's investment and recover the current costs of providing electric service to its customers. In November 1991, the Company entered into a settlement agreement with various consumer groups resolving all issues in the case. The PUCO approved the agreement on January 22, 1992. Pursuant to that agreement, new electric rates took effect February 1, 1992, January 2, 1993 and January 3, 1994. The agreement also established a baseline return on equity of 13% (subject to upward adjustment) until the Company's next electric rate case. In the event that the Company's return exceeds the allowed return by between one and two percent, then one half of the excess return will be used to reduce the cost of demand-side management ("DSM") programs. Any return that exceeds the allowed return by more than two percent will be entirely credited to these programs. Amounts deferred during the phase-in period, including carrying charges, will be capitalized and recovered over seven years commencing in 1994. Deferrals were $58 million in 1992 and $28 million in 1993. The recovery expected in 1994, net of additional carrying cost deferrals, is $10 million. The phase-in plan meets the requirements of the Financial Accounting Standards Board ("FASB") Statement No. 92.

         In addition, the Company agreed to undertake cost-effective DSM programs with an average annual cost of $15 million for four years commencing in 1992. The amount recovered in rates was $4.6 million in 1992. This amount increased to $7.8 million in 1993 and will remain at that level in subsequent years. The difference between expenditures and amounts recovered through rates is deferred and is eligible for recovery in future rates in accordance with existing PUCO rulings.

         In March 1991, the PUCO granted the Company the authority to defer interest charges, net of income tax, on its 28.1% ownership investment in Zimmer from the March 30, 1991, commercial in-service date through January 31, 1992. Deferred interest charges on the investment in Zimmer have been adjusted to a before tax basis in 1993 as a result of FASB Statement
No. 109. Amounts deferred are being amortized over the life of the plant.

Regulatory deferrals on the balance sheet were:

                                    Dec. 31      Dec. 31
                                      1993         1992
                                    --------     --------
                                         --millions--

Phase-in                            $ 85.8       $ 57.7
DSM                                   23.3          2.2
Deferred interest - Zimmer            63.7         43.9
                                    ------       ------
  Total                             $172.8       $103.8
                                    ======       ======

         In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. Ultimate recovery of expenditures is contingent on review and approval of such programs as cost-effective and consistent with the most recent IRP proceeding. The rules also allow utilities to submit alternative proposals for the recovery of DSM programs and related costs.

         In 1991 the PUCO ruled that the Company's 1991 LTFR be consolidated and reviewed in conjunction with the Company's 1992 LTFR proceeding. The Company filed its 1992 LTFR in June 1992. The Company also filed its environmental compliance plan in June 1992, and asked the PUCO to consolidate the environmental compliance plan proceeding with the LTFR proceeding. The PUCO granted the Company's request to consolidate the cases. The evidentiary hearing on the Company's 1991/1992 LTFR and environmental compliance plan was held on February 17, 1993.
The parties entered into a stipulation in settlement of all issues which continues the Company's commitment to DSM programs. The stipulation was approved by the PUCO on May 6, 1993.

         The Company has in place a percentage of income payment plan ("PIPP") for eligible low-income households as required by the PUCO. This plan prohibits disconnections for nonpayment of customer bills if eligible low-income households pay a specified percentage of their household income toward their utility bill. The PUCO has approved a surcharge by way of a temporary base rate tariff rider which allows companies to recover arrearages accumulated under PIPP. In 1993 the Company reached a settlement with the PUCO staff, the Office of the OCC and the Legal Aid Society to provide new and expanded programs for PIPP eligible customers. The expanded programs include greater arrears crediting, lower monthly payments, educational programs and information reports. In exchange, the Company may accelerate recovery of PIPP and pre-PIPP arrearages and recover program costs. The settlement also established a four year moratorium on changes to the program. The PUCO approved the settlement on December 2, 1993. Pursuant to the terms of the settlement, the Company filed an application on January 21, 1994 to lower its PIPP rate. To date, the PUCO has not acted on the Company's application.

         In 1991 the PUCO issued a Finding and Order which encourages electric utilities to undertake the competitive bidding of new supply-side energy projects. The policy also encourages utilities to provide transmission grid access to those supply-side energy providers awarded bids by utilities. Electric utilities are permitted to bid on their own proposals. The PUCO has issued for comment proposed rules for competitive bidding but has not issued final rules at this time.

         The Company initiated a competitive bidding process in January 1993 for the construction of up to 140 MW of electric peaking capacity and energy by 1997. Through an Ohio Power Siting Board ("OPSB") investigative process, the Company's self-built option was evaluated to be the least cost option. On March 7, 1994, the OPSB approved the Company's applications for up to three 70 MW combustion turbines and two natural gas supply lines for the proposed site.

         The OPSB issued rules on March 22, 1993 to provide electric and magnetic field information in applications for construction of major generating and transmission facilities. The Company has addressed the topics covered by the new rules in all recent projects. One utility requested a rehearing on the rules which was denied by the OPSB on May 24, 1993. At this time the Company cannot predict the ultimate impact on timing and costs associated with the siting of new transmission lines.

         On March 25, 1993, the PUCO adopted guidelines for the treatment of emission allowances created by the Clean Air Act Amendments of 1990. Under the guidelines, the Company's emission allowance trading plans, procedures, practices, activity and associated costs will be reviewed in its annual electric fuel component audit proceeding. The PUCO guidelines are being appealed by an industrial consumer group. In its Entry on emission allowances, the PUCO directed its Staff to develop proposed accounting guidelines for allowance trading programs in accordance with FERC rulemaking efforts. According to FERC Order No. 552 issued on March 23, 1993, the Company will value allowances based on a weighted average cost methodology.

         On May 26, 1993, the Senate of the State of Ohio approved the appointment of Mr. David W. Johnson as PUCO commissioner.

         On January 12, 1994, the Ohio Consumers' Counsel
Governing Board appointed Robert S. Tongren, a former assistant attorney general, to the position of Consumers' Counsel.
Mr. Tongren replaced William A. Spratley, whose resignation from this position became effective September 30, 1993.

         On February 22, 1994 a bill was introduced in the State of Ohio House of Representatives which, if approved, would give electric consumers the opportunity to obtain "retail" and "wholesale at retail" services from electric suppliers other than their current supplier at competitive rates. The ultimate disposition of the bill or its effect on the Company cannot be determined at this time.

                  ENVIRONMENTAL CONSIDERATIONS

         The operations of the Company, including the commonly owned facilities operated by the Company, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The Company expended $6 million for environmental control facilities during 1993. The possibility exists that current environmental regulations could be revised which could change the level of estimated 1994-1998 construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY.

Air Quality
- -----------

         In July 1985, the United States Environmental Protection Agency ("U.S. EPA") adopted final stack height rules which could result in the lowering of emission limits for sulfur dioxide and particulate matter from affected units. The Company operates one unit (Killen Station) potentially affected by these rules. The Ohio Environmental Protection Agency ("Ohio EPA") has determined that Killen Station is not impacting air quality and, therefore, no further action is needed at this time. CSP has informed the Company that Conesville Unit 4 is not affected by the rules. CG&E has informed the Company that Miami Fort Unit 7 is "grandfathered" from regulation and that Miami Fort

Unit 8 is not affected by the rules because Miami Fort Unit 5 is picking up the necessary emission reductions. On June 17 and July 12, 1988, the Company and others filed with the U.S. Supreme Court two petitions for a Writ of Certiorari seeking a review of the D.C. Circuit Court of Appeals decision that addressed the 1985 stack height rules. Those petitions were denied in October 1988 and, as a result, the U.S. EPA planned to begin a remand rulemaking to address issues arising from lower Court's opinion. The U.S. EPA continues to work on a remand rulemaking.

         In December 1988, the U.S. EPA notified the State of Ohio that the portion of its State Implementation Plan ("SIP") dealing with sulfur dioxide emission limitations for Hamilton County (in southwestern Ohio) was deficient and required the Ohio EPA to develop a new SIP within 18 months. The notice affects industrial and utility sources and could require significant reductions in sulfur dioxide emission limitations at CG&E's Miami Fort Units 7 and 8 which are jointly owned with the Company. In February 1989, CG&E, together with other industrial sources affected by the notice, filed a petition for review in the U.S. Court of Appeals for the Sixth Circuit of the U.S. EPA's issuance of the notice. In July 1989, the Court of Appeals dismissed the petition for review. In April 1990, the Ohio EPA published its proposed revised SIP for comment. In June 1990, CG&E submitted its comments challenging the revisions, arguing that the proposed SIP is based on a computer model which is unsuitable and invalid for the hilly terrain of Hamilton County, and that in the last ten years, no violation of the National Ambient Air Quality Standards for SO2 has ever been monitored.

         In order to support its position, CG&E is taking part in an air monitoring program designed to prove that the present SIP adequately protects the ambient air quality. In October 1991, the Ohio EPA adopted new SO2 regulations for Hamilton County. These regulations do not change the preexisting requirements for Miami Fort Units 7 and 8. The new regulations have been submitted to the U.S. EPA. On January 27, 1994, the U.S. EPA provided notice in the Federal Register that the new regulations for the Ohio SIP for Hamilton County were conditionally approved.

         Changing environmental regulations continue to increase the cost of providing service in the utility industry. The Clean Air Act Amendments of 1990 (the "Act") will limit sulfur dioxide and nitrogen oxide emissions nationwide. The Act will restrict emissions in two phases with Phase I compliance completed by 1995 and Phase II completed by 2000. Final regulations were issued by the U.S. EPA on January 11, 1993. These regulations are consistent with earlier Act restrictions and do not change the expected costs of compliance of the Company.

         The Company's preliminary compliance plan was filed with the PUCO in June 1992 and consolidated with the 1991/1992 LTFR proceeding. The Company anticipates meeting the requirements of Phase I by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Cost estimates to comply with Phase I of the Act are approximately $10 million in capital expenditures. Phase I compliance is expected to have a minimal 1% to 2% price impact. Phase II requirements can be met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. The stipulation entered into on February 17, 1993 with regards to the LTFR, including the environmental compliance plan, was approved by the PUCO on May 6, 1993. The Company anticipates that costs to comply with the Act will be eligible for recovery in future fuel hearings and other regulatory proceedings.

         On March 16, 1993, the Company received a Finding of Violation from the U.S. EPA regarding opacity standards at Killen Station and, on March 17, 1993, a Notice of Violation from the U.S. EPA regarding opacity standards at Stuart Station. The Company has subsequently conducted conferences with the U.S. EPA to discuss the Finding and Notice. On October 11, 1993, the Company entered into negotiated Consent Orders with the U.S. EPA for the alleged violations at Killen and Stuart Stations. The Consent Orders do not require payment of any penalty but require the Company to formalize emissions control measures.

Land Use
- --------

         The Company and numerous other parties have been notified by the U.S. EPA that it considers them Potentially Responsible Parties ("PRPs") for clean-up at three superfund sites in Ohio - the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio, the United Scrap Lead Site in Miami County, Ohio, and the Powell Road Landfill in Huber Heights, Montgomery County, Ohio.

         The Company received notification from the U.S. EPA in July 1987, for the Cardington Road site. The Company has not joined the PRP group formed at that site because of the absence of any known evidence that the Company contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million.

         The Company received notification from the U.S. EPA in September 1987, for the United Scrap Lead Site. The Company has joined a PRP group for this site, which is actively conferring with the U.S. EPA. The Record of Decision issued by the U.S.

EPA estimates clean-up costs at $27.1 million. The Company is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. Nearly 60 PRPs are actively working to settle the case. The Company is participating in the sponsorship of a study to evaluate alternatives to the U.S. EPA's clean-up plan. The final resolution of these investigations will not have a material effect on the Company's financial position or earnings.

         The Company and numerous other parties received notification from the U.S. EPA on May 21, 1993 that it considers them PRPs for clean-up of hazardous substances at the Powell Road Landfill Site in Huber Heights, Ohio. The Company has joined the PRP group for the site. On October 1, 1993, the U.S. EPA issued its Record of Decision identifying a cost estimate of $20.5 million for the chosen remedy. The Company is one of over 200 PRPs to this site, and its estimated contribution is less than 1%. The final resolution will not have a material effect on the Company's financial position or earnings.


                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                               ELECTRIC OPERATIONS

                                                   Years Ended December 31,
                                             -----------------------------------
                                                1993         1992           1991
                                                ----         ----           ----



Electric Output (millions of kWh)
   Generation -
      Coal-fired units..................       14,729       13,639         13,952
      Other units.......................           17            3              7
   Power purchases......................        1,107        1,514            470
   Exchanged and transmitted power......           (7)          14            (54)
   Company use and line losses..........       (1,170)      (1,116)        (1,060)
                                             --------     --------       --------
      Total.............................       14,676       14,054         13,315
                                             ========     ========       ========
Electric Sales (millions of kWh)
   Residential..........................        4,558        4,260          4,571
   Commercial...........................        3,006        2,896          2,945
   Industrial...........................        4,089        3,938          3,949
   Public authorities and railroads.....        1,356        1,311          1,360
   Private utilities and wholesale......        1,667        1,649            490
                                             --------     --------       --------
      Total.............................       14,676       14,054         13,315
                                             ========     ========       ========

Electric Customers at End of Period
   Residential..........................      416,508      413,040        409,925
   Commercial...........................       40,606       39,685         39,151
   Industrial...........................        2,387        2,415          2,432
   Public authorities and railroads.....        5,287        5,130          5,038
   Other................................           17           16             15
                                             --------     --------       --------
      Total.............................      464,805      460,286        456,561
                                             ========     ========       ========
Operating Revenues (thousands)
   Residential..........................     $373,760     $326,547       $332,114
   Commercial...........................      200,124      180,890        178,883
   Industrial...........................      205,996      189,720        186,837
   Public authorities and railroads.....       72,859       67,596         68,135
   Private utilities and wholesale......       38,491       35,174         15,436
   Other................................       10,090        9,372          9,334
                                             --------     --------       --------
      Total.............................     $901,320     $809,299       $790,739
                                             ========     ========       ========
Residential Statistics
   (per customer-average)
   Sales - kWh..........................       10,998       10,358         11,213
   Revenue..............................     $ 901.91     $ 794.03       $ 814.66
   Rate per kWh (Month of December).....         7.99 cents   7.23 cents     6.96 cents



                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                                 GAS OPERATIONS

                                                  Years Ended December 31,
                                             ----------------------------------

                                               1993         1992         1991
                                               ----         ----         ----



Gas Output (thousands of MCF)
   Direct market purchases ..............      44,284       46,229       46,057
   Liquefied petroleum gas...............          58            7           11
   Company use and unaccounted for.......      (1,164)      (1,717)      (1,798)
   Transportation gas received...........      13,704       10,973        8,387
                                             --------     --------     --------
      Total..............................      56,882       55,492       52,657
                                             ========     ========     ========

Gas Sales (thousands of MCF)
   Residential...........................      28,786       27,723       26,594
   Commercial............................       8,468        8,642        8,368
   Industrial............................       3,056        4,914        6,014
   Public authorities....................       3,171        3,402        3,187
   Transportation gas delivered..........      13,401       10,811        8,494
                                             --------     --------     --------
      Total..............................      56,882       55,492       52,657
                                             ========     ========     ========

Gas Customers at End of Period
   Residential...........................     262,834      260,471      258,092
   Commercial............................      20,853       20,589       20,347
   Industrial............................       1,527        1,577        1,661
   Public authorities....................       1,333        1,311        1,290
                                             --------     --------     --------
      Total..............................     286,547      283,948      281,390
                                             ========     ========     ========

Operating Revenues (thousands)
   Residential...........................    $161,254     $127,532     $124,950
   Commercial............................      44,321       36,148       34,942
   Industrial............................      14,890       18,633       22,152
   Public authorities....................      15,248       12,516       11,961
   Other.................................       9,366        8,953        7,033
                                             --------     --------     --------
      Total..............................    $245,079     $203,782     $201,038
                                             ========     ========     ========

Residential Statistics
   (per customer-average)
   Sales - MCF...........................       110.2        107.0        103.8
   Revenue...............................     $617.33      $492.33      $487.69
   Rate per MCF (Month of December)......     $  5.66      $  5.27      $  4.16



Item 2- PROPERTIES

Electric
- --------

          Information relating to the Company's electric properties is contained in Item 1 - BUSINESS, THE COMPANY
(page I-1), CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY (pages I-4 through I-6), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through I-8) and Item 8 - Notes 2 and 7 of Notes to Consolidated Financial Statements on pages II-14 and II-19, respectively, which pages are incorporated herein by reference.

Gas
- ---

          Information relating to the Company's gas properties is contained in Item 1 - BUSINESS, THE COMPANY (page I-1), and
GAS OPERATIONS AND GAS SUPPLY (pages I-8 through I-11), which pages are incorporated herein by reference.

Steam
- -----

          The Company owns two steam generating plants and the steam distribution facility serving downtown Dayton, Ohio.

Other
- -----

          The Company owns a number of area service buildings located in various operating centers.

          Substantially all property and plant of the Company is subject to the lien of the Mortgage securing the Company's First
Mortgage Bonds.

Item 3 - LEGAL PROCEEDINGS

          Information relating to legal proceedings involving the Company is contained in Item 1 - BUSINESS, THE COMPANY
(page I-1), GAS OPERATIONS AND GAS SUPPLY (pages I-8 through I-11), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-11 through I-15), ENVIRONMENTAL CONSIDERATIONS (pages I-15 through I-18) and Item 8 - Note 2 of Notes to Consolidated Financial Statements on page II-14, which pages are incorporated herein by reference.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         None.

PART II
- -------

Item 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Company's common stock is held solely by DPL Inc.
and as a result is not listed for trading on any stock exchange.

          The information required by this item of Form 10-K is set forth in Item 8 - Selected Quarterly Information on page
II-24 and the Financial and Statistical Summary on page II-25, which pages are incorporated herein by reference.

          The Company's Mortgage restricts the payment of dividends on the Company's Common Stock under certain conditions. In addition, so long as any Preferred Stock is outstanding, the Company's Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its Common Stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of the Company available for dividends on its Common Stock subsequent to December 31, 1946, plus $1,200,000. As of year end, all earnings reinvested in the business of the Company were available for Common Stock dividends.

          The Credit Agreement requires that the aggregate assets of the Company and its subsidiaries constitute not less than 60% of the total consolidated assets of DPL Inc., and that the Company maintain common shareholder's equity (as defined in the Credit Agreement) at least equal to $550 million.


Item 6 -  SELECTED FINANCIAL DATA

          The information required by this item of Form 10-K is set forth in Item 8 - Financial and Statistical Summary on page
II-25, which page is incorporated herein by reference.


Item 7 -               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                         AND RESULTS OF OPERATIONS
                                     The Dayton Power and Light Company

Performance Highlights                                           1993            1992            1991
- -------------------------------------------------------------------------------------------------------



CAPITAL INVESTMENT PERFORMANCE:

Capital Structure (millions)
    Common shareholder's equity...........................$     1,049.2         1,022.0           995.9
    Preferred stock.......................................$       112.9           121.4           125.7
    Long-term debt........................................$     1,012.9           952.1           996.4
                                                                -------         -------         -------
      Total...............................................$     2,175.0         2,095.5         2,118.0

OPERATING PERFORMANCE:

Electric--
  Sales (millions of kWh)
    Residential............................................       4,558           4,260           4,571
    Commercial.............................................       3,006           2,896           2,945
    Industrial.............................................       4,089           3,938           3,949
    Other..................................................       3,023           2,960           1,850
                                                                -------         -------         -------
      Total................................................      14,676          14,054          13,315

  Revenues (millions)
    Residential...........................................$       373.8           326.5           332.1
    Commercial............................................$       200.1           180.9           178.9
    Industrial............................................$       206.0           189.7           186.8
    Other.................................................$       121.4           112.2            92.9
                                                                -------         -------         -------
      Total...............................................$       901.3           809.3           790.7
  Average price per kWh--retail and wholesale customers
    (calendar year)...................................cents        6.07            5.69            5.87

Gas--
  Sales (thousands of MCF)
    Residential............................................      28,786          27,723          26,594
    Commercial.............................................       8,468           8,642           8,368
    Industrial.............................................       3,056           4,914           6,014
    Other..................................................      16,572          14,213          11,681
                                                                -------         -------         -------
      Total................................................      56,882          55,492          52,657

  Revenues (millions)
    Residential...........................................$       161.3           127.5           125.0
    Commercial............................................$        44.3            36.2            34.9
    Industrial............................................$        14.9            18.6            22.1
    Other.................................................$        24.6            21.5            19.0
                                                                -------         -------         -------
      Total...............................................$       245.1           203.8           201.0

  Average price per MCF--all customers (calendar year)....$        5.42            4.36            4.39



Results of Operations
- ---------------------

    The 1993 earnings on common stock are $135 million compared to $133 million in 1992 and $118 million in 1991.

    Electric revenues increased 11% in 1993 and 2% in 1992.
Warm summer temperatures contributed to a 4% sales increase. Implementation of the second phase of the electric rate increase of 6.4% in January 1993 also contributed to the increase in revenues. (See Financial Statement Note 2.) An overall sales increase of 6% in 1992 reflected strong sales to other utilities despite mild temperatures throughout the year.

    Gas revenues increased 20% in 1993 due to significantly higher gas cost rates. A 6.2% increase in base rates in March 1992 contributed to the increased revenues. Gas sales increased by 3%. Gas revenues increased 1% in 1992 with lower gas cost rates offsetting increased weather-related sales of 5%.

    In 1993, interest and other income included $6 million of interest income associated with a federal income tax refund from the 1986-1988 audit period.

    Operating and administrative expenses increased 16% in 1993 and decreased 5% in 1992. Included are redemption premiums and other refinancing costs of $23 million in 1993 and $9 million in 1992. Maintenance expense increased 18% in 1993 and decreased 16% in 1992 reflecting changes in the level of planned maintenance programs on the Company's production and distribution equipment. Operating, administrative and maintenance expenses are expected to stabilize in 1994.

    Regulatory deferrals decreased in 1993 with the January implementation of the second phase of the Company's electric price increase. With this increase, current prices reflect more cost recovery and reduce the deferral needed to recognize the full revenue requirements of the phase-in plan. The phase-in plan established a baseline return on equity of 13% (subject to upward adjustment). In the event the return exceeds the allowed return by between one to two percent, then one half of the excess return will be used to reduce the cost of demand-side management programs, and any return that exceeds the allowed return by more than two percent will be entirely credited to these programs.

    Allowance for Funds Used During Construction ("AFC") relating to the William H. Zimmer Generating Station ("Zimmer") ceased upon its completion in March 1991. Prior to this essentially all AFC related to Zimmer.

    Total income taxes increased in 1993 and 1992 resulting from higher pre-tax income. Additionally, in 1993, the corporate tax rate was increased to 35% as enacted by the Omnibus Budget Reconciliation Act of 1993, increasing income taxes $3 million.

    Adopting FASB Statement No. 109 resulted in changes to the consolidated balance sheet. The increase in total assets is due to an increase in deferred interest-Zimmer (see Financial Statement Note 2) of $23 million and the recognition of income taxes recoverable through future revenues of $260 million. Offsetting these assets were additional deferred tax liabilities of $283 million.

Credit Ratings
- --------------

    In July 1993, the Company's bond and preferred stock ratings were raised by Duff & Phelps, a credit rating agency. First mortgage bonds are now rated "AA-" and preferred stock is rated "A+". This upgrade reflects the Company's significantly improved financial performance and favorable qualitative credit factors.

    During the first quarter of 1992, the Company's bond, preferred stock and commercial paper ratings were upgraded by three credit rating agencies. Bonds were upgraded to "A2" by Moody's Investors Service, "A+" by Duff & Phelps and "A" by Standard & Poor's. These upgrades reflect the positive outcome of the Zimmer coal conversion project and rate settlement agreement. Each of these bond ratings is considered investment grade.

Construction Program and Financing
- ----------------------------------
    Construction additions were $79 million, $58 million and $116 million in 1993, 1992 and 1991, respectively. For the period 1994 through 1998, total construction additions are projected to be $502 million with a total of $105 million occurring in 1994. During this same period, a total of $106 million will be required for sinking funds and mandatory redemptions for preferred stock and bonds.

    During 1993, total cash provided by operating activities was $246 million. At year end, cash and temporary investments were $6 million and short-term borrowings were $30 million.

    During late 1992 and early 1993, the Company took advantage of favorable market conditions to reduce its cost of debt and extend maturities through early refundings. Overall, five new series of First Mortgage Bonds were issued, aggregating approximately $766 million with an average interest rate of 7.9%. The proceeds were used to finance the redemption of a similar principal amount of debt securities with an average interest rate of 8.7%.

    Issuance of additional amounts of First Mortgage Bonds by the Company is limited by provisions of its mortgage. At December 31, 1993, more than $500 million of additional bonds could have been issued. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

    DPL Inc. has a revolving credit agreement, renewable through 1998, which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. At year end 1993, DPL Inc. had no borrowings outstanding under this credit agreement. At
December 31, 1992, DPL Inc. had $90 million outstanding under the revolving credit agreement which was used to fund share purchases for DPL Inc.'s Employee Stock Ownership Plan. These borrowings were repaid in January 1993 with the proceeds from the issuance of $90 million of DPL Inc. 7.83% Notes due 2007.

    The Company also has $97 million available in short-term lines of credit. At year end, the Company had $10 million outstanding from these lines of credit at a weighted average interest rate of 3.68% and $15 million in commercial paper outstanding at weighted average interest rate of 3.34%.

Issues and Financial Risks
- --------------------------

    As a public utility, the Company is subject to processes which determine the rates it charges for energy services. Regulators determine which costs are eligible for recovery in the rate setting process and when the recovery will occur. They also establish the rate of return on utility investments which are valued under Ohio law based on historical costs. The utility industry is subject to inflationary pressures similar to those experienced by other capital-intensive industries.
Because rates for regulated services are based on historical costs, cash flows may not cover the total future costs of providing services. Construction costs over the next five years average $100 million annually which approximates the projected depreciation over the same period.

    The passage of the National Energy Policy Act allows the federal government to mandate access by others to a utility's transmission system and may accelerate competition in the supply of electricity.

    In 1992, FERC issued Order 636 (the "Order") amending its regulations governing the service obligations, rate design and cost recovery of interstate pipelines. In response to the Order, the PUCO has approved interim guidelines for its implementation and is continuing efforts to examine the impact via round-table discussions. In 1993, the Company implemented the requirements of the Order.

    In January 1994, the Company, the Staff of the PUCO and the Office of the OCC submitted to the PUCO an agreement which resolves issues relating to the recovery of "transition costs" to be billed to the Company by interstate pipeline companies. The agreement, which is subject to PUCO approval, provides for the full recovery of these transition costs from customers. The interstate pipelines will file with the FERC in 1994 for authority to recover these transition costs, the exact magnitude of which has not been established.

    The U.S. EPA has estimated total costs of $56 million for its preferred clean-up plans of three hazardous waste sites in Ohio. The U.S. EPA notified numerous parties, including the Company, that they are considered "Potentially Responsible Parties" for cleanup of these sites. The final resolution of these investigations will not have a material effect on the Company's financial position, earnings or cash flow.

    Changing environmental regulations continue to increase the cost of providing service in the utility industry. The Clean Air Act Amendments of 1990 (the "Act") limit sulfur dioxide and nitrogen oxide emissions nationwide. The Act will restrict emissions in two phases with Phase I compliance completed by 1995 and Phase II completed by 2000.

    In May 1993, the PUCO approved the Company's Clean Air Act Compliance Plan. This plan outlines the methods by which the emission reduction requirements will be met. Overall compliance is expected to have a minimal 1% to 2% price impact. The Company anticipates that costs to comply with the Act will be eligible for recovery in future fuel hearings and other regulatory proceedings.

Income Statement Highlights
$ in millions                          1993      1992      1991
- ---------------------------------------------------------------
Electric Utility:
  Revenues.....................        $901      $809      $791
  Fuel used in production......         225       219       235
                                       ----      ----      ----
    Net revenues...............         676       590       556

Gas Utility:
  Revenues.....................         245       204       201
  Gas purchased for resale.....         156       118       130
                                       ----      ----      ----
    Net revenues...............          89        86        71

Interest and other income......          12         4         4
Operating and administrative...         181       155       163
Maintenance of equipment and
  facilities...................          90        76        90
Regulatory deferrals...........         (26)      (59)      (43)
Income taxes...................          76        64        40
Earnings on common stock.......         135       133       118

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements         Page No.
- ------------------------------------------         --------

Consolidated Statement of Results of
Operations for the three years in the
period ended December 31, 1993...............        II-8

Consolidated Statement of Cash Flows
for the three years in the period ended
December 31, 1993............................        II-9

Consolidated Balance Sheet as of
December 31, 1993 and 1992...................    II-10 - II-11

Notes to Consolidated Financial Statements...    II-12 - II-23

Reports of Independent Accountants...........    II-26 - II-27



Index to Supplemental Information                  Page No.
- ---------------------------------                  --------

Selected Quarterly
Information............................             II-24

Financial and Statistical
Summary................................             II-25


                                 The Dayton Power and Light Company

                          CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

- ---------------------------------------------------------------------------------------------------
                                                                For the years ended December 31,
$ in millions                                                   1993          1992           1991
- ---------------------------------------------------------------------------------------------------


INCOME
Utility service revenues--
   Electric . . . . . . . . . . . . . . . . . . . . .         $  901.3      $  809.3       $  790.7
   Gas  . . . . . . . . . . . . . . . . . . . . . . .            245.1         203.8          201.0
   Steam  . . . . . . . . . . . . . . . . . . . . . .              7.3           6.7            6.3
                                                              -------------------------------------
      Total utility service revenues  . . . . . . . .          1,153.7       1,019.8          998.0

Interest and other income . . . . . . . . . . . . . .             11.5           3.5            4.1
                                                              -------------------------------------

      Total income  . . . . . . . . . . . . . . . . .          1,165.2       1,023.3        1,002.1
                                                              -------------------------------------
EXPENSES
Fuel used in electric and steam production  . . . . .            226.6         220.7          237.4
Gas purchased for resale  . . . . . . . . . . . . . .            156.4         117.6          130.4
Operating and administrative (Note 1)   . . . . . . .            180.8         155.2          162.6
Maintenance of equipment and facilities   . . . . . .             89.6          76.1           90.3
Depreciation and amortization   . . . . . . . . . . .            109.0         104.4           94.2
General taxes   . . . . . . . . . . . . . . . . . . .            111.7         108.2           95.1
Interest expense  . . . . . . . . . . . . . . . . . .             97.4          94.3           93.1
Regulatory deferrals (Note 2)   . . . . . . . . . . .            (25.8)        (58.7)         (43.0)
Allowance for funds used during construction  . . . .             (0.5)         (0.3)         (25.6)
                                                              -------------------------------------
      Total Operating Expenses  . . . . . . . . . . .            945.2         817.5          834.5
                                                              -------------------------------------
Operating Income  . . . . . . . . . . . . . . . . . .            220.0         205.8          167.6

Income taxes   . . . . . . . .. . . . . . . . . . . .             76.4          63.8          40.2
                                                              -------------------------------------
Net Income  . . . . . . . . . . . . . . . . . . . . .            143.6         142.0          127.4

Preferred dividends   . . . . . . . . . . . . . . . .              8.7           9.4            9.7
                                                              -------------------------------------

Earnings on Common Stock  . . . . . . . . . . . . . .         $  134.9      $  132.6       $  117.7
                                                              =====================================



See Notes to Consolidated Financial Statements.


                                  The Dayton Power and Light Company

                                 CONSOLIDATED STATEMENT OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------
                                                                   For the years ended December 31,
$ In millions                                                     1993           1992           1991
- ------------------------------------------------------------------------------------------------------



OPERATING ACTIVITIES
  Cash received from utility customers  . . . . . . . . . .     $1,140.0       $1,006.3       $  996.9
  Other operating cash receipts . . . . . . . . . . . . . .         13.0            4.4            4.4
  Cash paid for:
     Fuel and purchased power . . . . . . . . . . . . . . .       (216.6)        (234.0)        (223.3)
     Purchased gas  . . . . . . . . . . . . . . . . . . . .       (146.9)        (137.5)        (124.0)
     Operation and maintenance labor  . . . . . . . . . . .        (80.3)         (84.2)         (80.3)
     Nonlabor operating expenditures  . . . . . . . . . . .       (218.4)        (144.2)        (166.0)
     Interest (net of amounts capitalized)  . . . . . . . .        (86.9)         (97.0)         (84.0)
     Income taxes . . . . . . . . . . . . . . . . . . . . .        (46.6)         (44.4)         (45.3)
     Property, excise and payroll taxes . . . . . . . . . .       (111.1)         (98.4)         (92.1)
                                                                --------       --------       --------
   Net cash provided by operating activities  . . . . . . .        246.2          171.0          186.3
                                                                --------       --------       --------

INVESTING ACTIVITIES
  Net cash used for property expenditures and other . . . .        (88.6)         (61.5)        (106.3)
                                                                --------       --------       --------

FINANCING ACTIVITIES
  Dividends paid on common stock  . . . . . . . . . . . . .       (107.8)        (103.6)        (111.8)
  Dividends paid on preferred stock . . . . . . . . . . . .         (8.8)          (9.4)          (9.7)
  Retirement of long-term debt  . . . . . . . . . . . . . .       (439.2)        (321.0)          (4.6)
  Retirement of preferred stock . . . . . . . . . . . . . .         (8.5)          (4.3)          (4.2)
  Issuance of long-term debt  . . . . . . . . . . . . . . .        446.0          320.4              -
  Issuance (retirement) of short-term debt  . . . . . . . .        (37.0)         (21.9)          40.4
  Receipt of funds on deposit with trustee  . . . . . . . .            -           21.7              -
                                                                --------       --------       --------
   Net cash used for financing activities . . . . . . . . .       (155.3)        (118.1)         (89.9)
                                                                --------       --------       --------

  Net increase (decrease) in cash and temporary cash
     investments  . . . . . . . . . . . . . . . . . . . . .          2.3           (8.6)          (9.9)

  Cash and temporary cash investments at beginning of
    period  . . . . . . . . . . . . . . . . . . . . . . . .          3.7           12.3           22.2
                                                                --------       --------       --------

  Cash and temporary cash investments at end of period  . .     $    6.0       $    3.7       $   12.3
                                                                ========       ========       ========




See Notes to Consolidated Financial Statements.





                                     The Dayton Power and Light Company

                                         CONSOLIDATED BALANCE SHEET

- --------------------------------------------------------------------------------------------------
                                                                          At December 31,
$ in millions                                                      1993                     1992
- --------------------------------------------------------------------------------------------------



ASSETS
Electric property and plant  . . . . . . . . . . . . .           $2,923.8                 $2,864.4
Gas property and plant . . . . . . . . . . . . . . . .              240.1                    223.9
Steam and other property and plant . . . . . . . . . .               32.1                     31.2
Construction work in progress  . . . . . . . . . . . .               35.8                     42.7
                                                                 --------                 --------
                                                                  3,231.8                  3,162.2
Less--
 Accumulated depreciation and amortization . . . . . .             (950.6)                  (857.6)
                                                                 --------                 --------
    Net property and plant . . . . . . . . . . . . . .            2,281.2                  2,304.6
                                                                 --------                 --------

CURRENT ASSETS
Cash and temporary cash investments (at cost)  . . . .                6.0                      3.7
Accounts receivable, less provision for uncollectible
   accounts of $9.1 and $10.5, respectively  . . . . .              130.1                    126.3
Inventories, at average cost . . . . . . . . . . . . .               85.4                     85.8
Taxes applicable to subsequent years . . . . . . . . .               72.8                     70.6
Gas costs recoverable  . . . . . . . . . . . . . . . .               23.1                     11.7
Prepayments and other  . . . . . . . . . . . . . . . .               44.7                     50.7
                                                                 --------                 --------
   Total current assets  . . . . . . . . . . . . . . .              362.1                    348.8
                                                                 --------                 --------
OTHER ASSETS
Regulatory deferrals (Note 2)  . . . . . . . . . . . .              172.8                    103.8
Income taxes recoverable through future
   revenues (Note 3) . . . . . . . . . . . . . . . . .              269.1                        -
Other assets . . . . . . . . . . . . . . . . . . . . .              129.1                    109.5
                                                                 --------                 --------
   Total other assets  . . . . . . . . . . . . . . . .              571.0                    213.3
                                                                 --------                 --------

Total Assets . . . . . . . . . . . . . . . . . . . . .           $3,214.3                 $2,866.7
                                                                 ========                 ========










                                The Dayton Power and Light Company

                                    CONSOLIDATED BALANCE SHEET
                                            (continued)

- --------------------------------------------------------------------------------------------------
                                                                          At December 31,
$ in millions                                                      1993                     1992
- --------------------------------------------------------------------------------------------------



CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity-- (Note 8)
 Common stock  . . . . . . . . . . . . . . . . . . . .           $    0.4                 $    0.4
 Other paid-in capital . . . . . . . . . . . . . . . .              675.2                    675.0
 Earnings reinvested in the business . . . . . . . . .              373.6                    346.6
                                                                 --------                 --------
   Total common shareholder's equity . . . . . . . . .            1,049.2                  1,022.0
                                                                 --------                 --------
Preferred stock-- (Note 9)
 Without mandatory redemption provisions . . . . . . .               82.9                     82.9
 With mandatory redemption provisions  . . . . . . . .               30.0                     38.5
Long-term debt (Note 5)  . . . . . . . . . . . . . . .            1,012.9                    952.1
                                                                 --------                 --------
   Total capitalization  . . . . . . . . . . . . . . .            2,175.0                  2,095.5
                                                                 --------                 --------

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .              113.7                     91.3
Short-term debt (Note 6) . . . . . . . . . . . . . . .               29.8                     66.8
Current portion of first mortgage bonds
 and preferred stock . . . . . . . . . . . . . . . . .                9.0                     59.0
Accrued taxes  . . . . . . . . . . . . . . . . . . . .              113.6                    104.3
Accrued interest . . . . . . . . . . . . . . . . . . .               21.1                     12.4
Other  . . . . . . . . . . . . . . . . . . . . . . . .               51.3                     50.0
                                                                 --------                 --------
   Total current liabilities . . . . . . . . . . . . .              338.5                    383.8
                                                                 --------                 --------

DEFERRED CREDITS AND OTHER
Deferred taxes (Note 3)  . . . . . . . . . . . . . . .              536.2                    232.0
Unamortized investment tax credit  . . . . . . . . . .               84.9                     87.4
Other  . . . . . . . . . . . . . . . . . . . . . . . .               79.7                     68.0
                                                                 --------                 --------
   Total deferred credits and other  . . . . . . . . .              700.8                    387.4
                                                                 --------                 --------

Total Capitalization and Liabilities . . . . . . . . .           $3,214.3                 $2,866.7
                                                                 ========                 ========



See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The accounts of the Company and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. The consolidated financial statements principally reflect the results of operations and financial condition of the Company. The results of operations of the Company's subsidiaries currently do not have a material financial impact on the consolidated results.


REVENUES AND FUEL

Revenues include amounts charged to customers through fuel and gas recovery clauses, which are adjusted periodically for changes in such costs. Related costs that are recoverable or refundable in future periods are deferred along with the related income tax effects. Also included in revenues are amounts charged to customers through a surcharge for recovery of arrearages from certain eligible low-income households.

The Company records revenue for services provided but not yet billed to more closely match revenues with expenses. "Accounts Receivable" on the Consolidated Balance Sheet includes unbilled revenue of (in millions) $30.0 in 1993 and $27.8 in 1992.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION ("AFC")

AFC represents the cost of capital funds (equity and debt) used to finance construction projects. This cost is included in construction work in progress along with other construction costs. Essentially all AFC ceased upon completion of the William H. Zimmer Generating Station ("Zimmer") in March 1991. The average rate for 1991 was 10.3%, compounded semi-annually, net of income taxes.

OPERATING AND ADMINISTRATIVE

Operating and administrative expense includes $22.8 million in 1993 and $9.1 million in 1992 of redemption premiums and other costs relating to the refinancing of various bond issues. (See
Note 5.)

PROPERTY AND PLANT, MAINTENANCE AND DEPRECIATION

Property and plant is shown at its original cost. When a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation. Maintenance costs and replacements of minor items of property are charged to expense.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an annual rate which approximates 3.4% for 1993, 1992 and 1991.

INCOME TAXES

In 1993, the Company implemented Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income
Taxes." The new statement requires a change from the deferral method to the liability method for income tax accounting. Under the liability method, deferred taxes are provided for all differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues. (See Note 3.)

CONSOLIDATED STATEMENT OF CASH FLOWS

The temporary cash investments presented on this Statement consist of liquid investments with an original maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported value of short-term financial instruments and other investments on the balance sheet approximates fair value. The long-term debt and preferred stock fair values are disclosed in Notes 5 and 9, respectively.

RECLASSIFICATIONS

Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation.

2.  ELECTRIC RATE MATTERS
- ----------------------------------------------------------------

    Pursuant to a PUCO-approved settlement agreement among the Company and various consumer groups, an electric rate increase was phased in with annual increases of 6.4% effective February 1992, January 1993 and January 1994. Deferrals (including carrying charges) during the phase-in period of $28.1 million in 1993 and $57.7 million in 1992 were capitalized and will be recovered over seven years commencing in 1994. The phase-in plan meets the requirements of FASB Statement No. 92.

    This settlement included an agreement by the Company to undertake cost-effective demand-side management ("DSM") programs with an average annual cost of $15 million for four years commencing in 1992. The amount recovered in rates was $4.6 million in 1992. This amount increases to $7.8 million in 1993 and subsequent years. The difference between expenditures and amounts recovered through rates is deferred and is eligible for future recovery in accordance with existing PUCO rulings.

    The agreement established a baseline return on equity of 13% (subject to upward adjustment). In the event that the return exceeds the allowed return by between one to two percent, then one half of the excess return will be used to reduce the cost of DSM programs, and any return that exceeds the allowed return by more than two percent will be entirely credited to these programs.

    The Company also deferred interest charges, net of income taxes, on its investment in Zimmer from the March 30, 1991, commercial in-service date through January 31, 1992, pursuant to PUCO approval. Deferred interest charges on the investment in Zimmer have been adjusted to a before tax basis in 1993 as a result of FASB Statement No. 109. Amounts deferred are being amortized over the life of Zimmer.


Regulatory deferrals on the balance sheet were:

                                             At December 31,
                                             1993       1992
                                           -------    -------
                                              --millions--

Phase-in                                   $ 85.8     $ 57.7
DSM                                          23.3        2.2
Deferred interest-Zimmer                     63.7       43.9
                                           ------      -----
  Total                                    $172.8     $103.8
                                           ======     ======

- -------------------------------------------------------------------------------
3.  INCOME TAXES

Adopting FASB Statement No. 109 at January 1, 1993, resulted in an increase in deferred interest-Zimmer (see Note 2) of $22.6 million and the recognition of income taxes recoverable through future revenues of $259.6 million. Offsetting these assets is an additional $282.5 million of deferred tax liabilities.



                                                                          For the years ended December 31,
$ in millions                                                              1993         1992         1991
- -------------                                                             --------------------------------

COMPUTATION OF TAX EXPENSE
Statutory income tax rate   . . . . . . . . . . . . . . . . . . . .          35%          34%          34%
Federal income tax (statutory rates applied to pretax income before preferred dividends and before tax expenses included
   in regulatory deferrals) . . . . . . . . . . . . . . . . . . . .        $77.0        $70.4        $64.5

Increases (decreases) in tax from -
   Regulatory deferrals . . . . . . . . . . . . . . . . . . . . . .         (6.1)       (12.4)          -
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .         10.2          9.3         (0.2)
   Investment tax credit amortized  . . . . . . . . . . . . . . . .         (3.0)        (3.0)        (3.3)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1.7)         0.9          1.4
                                                                           -------------------------------
      Total Tax Expense . . . . . . . . . . . . . . . . . . . . . .        $76.4        $65.2        $62.4
                                                                           ===============================
      Effective Tax Rate  . . . . . . . . . . . . . . . . . . . . .          35%          32%          33%

COMPONENTS OF TAX EXPENSE
Taxes currently payable . . . . . . . . . . . . . . . . . . . . . .         54.3        $31.9        $43.9
Deferred taxes--
   Regulatory deferrals . . . . . . . . . . . . . . . . . . . . . .          8.1          9.2         22.2
   Liberalized depreciation and amortization  . . . . . . . . . . .         17.6         18.6         13.2
   Property taxes . . . . . . . . . . . . . . . . . . . . . . . . .         (6.1)        (5.9)        (4.9)
   Fuel and gas costs . . . . . . . . . . . . . . . . . . . . . . .          5.8         10.5         (7.9)
   Other . . . . .  . . . . . . . . . . . . . . . . . . . . . . . .         (0.8)         4.4         (2.5)
Deferred investment tax credit, net . . . . . . . . . . . . . . . .         (2.5)        (3.5)        (1.6)
                                                                           -------------------------------
      Total Tax Expense   . . . . . . . . . . . . . . . . . . . . .        $76.4        $65.2        $62.4
                                                                           ===============================
CLASSIFICATION OF TAX EXPENSE
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $76.4        $63.8        $40.2
Regulatory deferrals  . . . . . . . . . . . . . . . . . . . . . . .           -           1.4         22.2
                                                                           -------------------------------
      Total Tax Expense . . . . . . . . . . . . . . . . . . . . . .        $76.4        $65.2        $62.4
                                                                           ===============================
          COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES AT DECEMBER 31, 1993
                     Depreciation/property basis . . . . . . . . . .     $(429.6)
                     Regulatory deferrals  . . . . . . . . . . . . .       (57.4)
                     Income taxes recoverable. . . . . . . . . . . .       (93.8)
                     Investment tax credit . . . . . . . . . . . . .        29.7
                     Other . . . . . . . . . . . . . . . . . . . . .        14.9
                                                                         -------
                        Net non-current liability. . . . . . . . . .     $(536.2)
                                                                         =======
                        Net current liability  . . . . . . . . . . .     $ (13.4)
                                                                         =======


- ------------------------------------------------------------------------------
4.  PENSIONS AND POSTRETIREMENT BENEFITS

A.  PENSIONS
Substantially all Company employees participate in pension plans paid for by the Company. Employee benefits are based on their years of service, age at retirement and, for salaried employees, their compensation. The plans are funded in amounts actuarially determined to provide for these benefits.

An interest rate of 6.0% was used in 1993 and 1992 in developing the amounts in the following tables. Actual returns on plan assets for 1993 and 1992, respectively, were 6.2% and 8.8%. Increases in compensation levels approximating 5% were used for all years.

The following table presents the components of pension cost (portions of which were capitalized):


$ in millions                                                                      1993      1992      1991
- -------------                                                                     ---------------------------

Service cost - benefits earned   . . . . . . . . . . . . . . . . . . . . . . .    $  5.4    $  4.3    $  3.5
Interest cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.0      12.5      11.8
Expected return on plan assets of 7.5% in each year  . . . . . . . . . . . . .     (16.9)    (15.2)    (14.1)
Amortization amounts, net  . . . . . . . . . . . . . . . . . . . . . . . . . .      (2.0)     (2.6)     (2.9)
                                                                                  ---------------------------
    Net pension cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (1.5)   $ (1.0)   $ (1.7)
                                                                                  ===========================
The following table sets forth the plans' funded status at December 31:
$ in millions                                                                           1993      1992
- -------------                                                                          ----------------


Plan assets at fair value (a) . . .. . . . . . . . . . . . . . . . . . . . . .         $255.0    $236.3
Less -
  Actuarial present value of projected benefit obligation  . . . . . . . . . .          230.6     210.5
                                                                                       ----------------
Plan assets in excess of projected benefit obligation  . . . . . . . . . . . .         $ 24.4    $ 25.8
                                                                                       ================

Vested benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . . . .         $183.9    $166.2
Accumulated benefit obligation without projected salary increases  . . . . . .         $207.4    $187.1

(a) Invested in guaranteed investment contracts, fixed income investments and equities including
    $22.5 million and $21.6 million of DPL Inc. common stock in 1993 and 1992, respectively.

The following table shows the amounts recorded in Other Assets in the Consolidated Balance Sheet at December 31:

$ in millions                                                                           1993      1992
- -------------                                                                          ----------------


Plan assets in excess of projected benefit obligation  . . . . . . . . . . . .         $ 24.4    $ 25.8
Transitional adjustments for amounts not reflected on the
Consolidated Balance Sheet
    Unamortized transition amount  . . . . . . . . . . . . . . . . . . . . . .          (28.0)    (32.1)
    Prior service cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22.9      12.0
    Changes in plan assumptions and actuarial gains and losses . . . . . . . .           25.1      23.5
                                                                                       ----------------
Net pension assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 44.4    $ 29.2
                                                                                       ================


B. POSTRETIREMENT BENEFITS

In 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Previously, the Company had used an accrual method to recognize these costs which approximated FASB Statement No. 106 amounts. Implementation did not create regulatory deferrals or have a material impact on expense.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits. The unamortized transition obligation associated with these benefits is being amortized over the approximate average remaining life expectancy of the retired employees. Active employees are eligible for life insurance benefits, and this unamortized transition obligation is being amortized over the average remaining service period.

The following table sets forth the accumulated postretirement benefit amounts at December 31:


$ in millions                                                                               1993
- -------------                                                                               -----


Accumulated postretirement benefit obligation
   - retirees and dependents . . . . . . . . . . . . . . . . . . . . . . . . .              $63.1
   - active employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1.2
                                                                                            -----
       Total                                                                                 64.3

Unamortized transition obligation  . . . . . . . . . . . . . . . . . . . . . .               27.7
                                                                                            -----
Accrued postretirement benefit liability . . . . . . . . . . . . . . . . . . .              $36.6
                                                                                            =====

The following table presents the components of postretirement benefit costs:

$ in millions                                                                               1993
- -------------                                                                               -----

Interest cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 3.7
Amortization of transition obligation  . . . . . . . . . . . . . . . . . . . .                3.0
                                                                                            -----
Net periodic postretirement benefit cost . . . . . . . . . . . . . . . . . . .              $ 6.7
                                                                                            =====



The assumed health care cost trend rate used in measuring the unfunded accumulated postretirement benefit obligation is 15% for 1993 and decreases to 8% by 2004. A one percentage point increase in each future year's assumed health care trend rate would increase net periodic postretirement benefit cost by $0.4 million annually and would increase the accumulated postretirement benefit obligation by $6.4 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.0%.


- -------------------------------------------------------------------------------------------------------------
5.  LONG-TERM DEBT

                                                                                            At December 31,
$ in millions                                                                             1993          1992
- -------------                                                                         ----------------------
First mortgage bonds maturing:


        1997            5-5/8%  . . . . . . . . . . . . . . . . . . . . . . . . .     $   40.0      $   40.0
        1998            7.06% and 7.22% (a) . . . . . . . . . . . . . . . . . . .         29.0          31.7
        1999-2003       8.41% and 8.51% (a) . . . . . . . . . . . . . . . . . . .         49.0         210.0
        2022-2026       8.14% and 8.67% (a) . . . . . . . . . . . . . . . . . . .        671.0         450.0
        Pollution control series maturing through 2027 - 7.97%  . . . . . . . . .        218.8         219.1
                                                                                      ----------------------
                                                                                       1,007.8         950.8

        Unamortized debt discount and premium (net) . . . . . . . . . . . . . . .         (2.5)         (6.5)
                                                                                      ----------------------
                                                                                       1,005.3         944.3
Mortgage note due in installments through 2012-10.0%  . . . . . . . . . . . . . .          7.6           7.8
                                                                                      ----------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,012.9      $  952.1
                                                                                      ======================

Fair value (including current portion)-based upon quoted market price or debt
        with similar characteristics  . . . . . . . . . . . . . . . . . . . . . .     $1,090.9      $1,066.2

(a)  Weighted average interest rates for 1993 and 1992, respectively.



The amounts of maturities and mandatory redemptions for first mortgage bonds are (in millions) $4.7 in 1994, 1995 and 1996, $44.8 in 1997 and $25.4 in
1998. Substantially all property and plant of the Company is subject to the mortgage lien securing first mortgage bonds.

New debt was issued during 1993 as follows:

                               Principal Amount
        Issuances               ($ in millions)
        ---------              ----------------

First Mortgage Bonds:

   8.15% Series due 2026           $226.0
   7-7/8% Series due 2024           220.0
                                   ------
     Total                         $446.0

Proceeds of these financings were used to call several series of bonds and to
repay short-term debt.    There are no sinking fund provisions associated with
any of these new debt issues.

- -------------------------------------------------------------------------------
6.  NOTES PAYABLE AND COMPENSATING BALANCES

DPL Inc., the Company's parent company, has $200 million available through a revolving credit agreement. This agreement with a consortium of banks is renewable through 1998. Commitment fees are approximately $350,000 per year, depending upon the aggregate unused balance of the loan. At December 31, 1993, DPL Inc. had no outstanding borrowings under this credit agreement.

The Company also has $97.1 million available in short-term informal lines of credit. To support these lines of credit, the Company is required to maintain average daily compensating balances of approximately $700,000 and also pay $189,000 per year in fee compensation. At year-end, the Company had $10 million outstanding from these lines of credit at a weighted average interest rate of 3.68% and $15 million in commercial paper outstanding at a weighted average interest rate of 3.34%.


- -------------------------------------------------------------------------------
7.  COMMONLY OWNED FACILITIES

The Company owns certain electric generating and transmission facilities as tenants in common with other Ohio utilities. Each utility is obligated to pay its ownership share of construction and operation costs of each facility. As of December 31, 1993, the Company had $12.3 million of commonly owned facilities under construction. The Company's share of expenses is included in the Consolidated Statement of Results of Operations.

The following table represents the Company's share of the commonly owned facilities:

                                                        Company Share              Investment
                                                 ---------------------------     ---------------
                                                                  Production        Plant in
                                                 Ownership         Capacity         Service
                                                 -----------------------------------------------
                                                    (%)             (MW)         ($ in millions)


Production Units:
   Beckjord Unit 6  . . . . . . . . . . . . .       50.0             210               50
   Conesville Unit 4  . . . . . . . . . . . .       16.5             129               29
   East Bend Station  . . . . . . . . . . . .       31.0             186              147
   Killen Station . . . . . . . . . . . . . .       67.0             402              405
   Miami Fort Units 7 & 8 . . . . . . . . . .       36.0             360              112
   Stuart Station . . . . . . . . . . . . . .       35.0             820              226
   Zimmer Generating Station  . . . . . . . .       28.1             365              985
Transmission (at varying percentages) . . . .                                          66















- -------------------------------------------------------------------------------------------------------------
8.  COMMON SHAREHOLDER'S EQUITY


                                        Common Stock (a)
                                      ---------------------       Other Paid-in         Earnings
                                      Outstanding               Capital (premium,     Reinvested in
$ in millions                           Shares       Amount      net of expense)      the Business     Total
- ------------------------------------------------------------------------------------------------------------


1991:
  Beginning Balance  . . . . . . .   41,172,173      $  0.4          $674.6              $315.0     $  990.0
  Net income . . . . . . . . . . .                                                        127.4        127.4
  Common stock dividends . . . . .                                                       (111.8)      (111.8)
  Preferred stock dividends  . . .                                                         (9.7)        (9.7)
  Other  . . . . . . . . . . . . .                                      0.2                (0.2)           -
                                     -----------------------------------------------------------------------
Ending balance . . . . . . . . . .   41,172,173      $  0.4          $674.8              $320.7     $  995.9

1992:
  Net income . . . . . . . . . . .                                                        142.0        142.0
  Common stock dividends . . . . .                                                       (103.6)      (103.6)
  Preferred stock dividends  . . .                                                         (9.4)        (9.4)
  Other  . . . . . . . . . . . . .                                      0.2                (3.1)        (2.9)
                                     -----------------------------------------------------------------------
Ending balance . . . . . . . . . .   41,172,173      $  0.4          $675.0              $346.6     $1,022.0

1993:
  Net income . . . . . . . . . . .                                                        143.6        143.6
  Common stock dividends . . . . .                                                       (107.7)      (107.7)
  Preferred stock dividends  . . .                                                         (8.7)        (8.7)
  Other  . . . . . . . . . . . . .                                      0.2                (0.2)          -
                                     -----------------------------------------------------------------------
Ending balance . . . . . . . . . .   41,172,173      $  0.4          $675.2              $373.6     $1,049.2
                                     =======================================================================


(a)  50,000,000 shares authorized



















- ---------------------------------------------------------------------------------------------------
9.  PREFERRED STOCK

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value,
4,000,000 shares authorized, 1,170,998 shares outstanding.

                                                Without Mandatory            With Mandatory
                                              Redemption Provisions      Redemption Provisions (a)
               Current         Current        ----------------------------------------------------
Series/      Redemption        Shares            At December 31,             At December 31,
 Rate          Price         Outstanding      1993             1992      1993                1992
                                                    (millions)                   (millions)
- --------------------------------------------------------------------------------------------------


A 3.75%       $102.50          93,280        $ 9.3            $ 9.3
B 3.75%       $103.00          69,398          7.0              7.0
C 3.90%       $101.00          65,830          6.6              6.6
D 7.48%       $103.23         150,000         15.0             15.0
E 7.70%       $101.00         199,990         20.0             20.0
F 7.375%      $101.00         250,000         25.0             25.0
H 8-5/8%      $101.00         120,000                                    $12.0               $16.0
I 9-3/8%      $104.00 (b)     180,000                                     18.0                22.5
                                             -----------------------------------------------------
  Total  . . . . . . . . . . . . . . . . .   $82.9            $82.9      $30.0               $38.5
                                             =====================================================
     Fair value (including current portion)-
     based upon quoted market prices . . .                               $34.6               $44.1

(a)  Exclusive of sinking fund payment due within one year.
(b)  Prior to May 1, 1994 and $101.00 thereafter.




The shares without mandatory redemption provisions may be redeemed at the option of the Company at the per share prices indicated, plus accrued dividends.

The shares with mandatory redemption provisions are redeemable pursuant to mandatory sinking fund requirements, but may also be redeemed at the option of the Company at the per share prices indicated, plus accrued dividends. The annual sinking fund requirements for Series H and I are 5% of the original amount of each issue. Over the next five years, mandatory redemptions are $4.3 million (42,500 shares) per year. Shares redeemed or purchased to meet sinking fund requirements may not be reissued.

Sinking fund requirements and redemptions of outstanding shares were 85,000 shares in 1993 and 42,500 in 1992 and 1991.




- ------------------------------------------------------------------------------------------------
10. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                For the years ended December 31,
$ in millions                                                     1993       1992        1991
- ------------------------------------------------------------------------------------------------


   Net income . . . . . . . . . . . . . . . . . . . . . . .       $143.6     $142.0      $127.4
   Adjustments for non-cash items:
     Depreciation and amortization  . . . . . . . . . . . .        109.0      104.4        94.2
     Deferred income taxes  . . . . . . . . . . . . . . . .         22.1       31.9        (3.6)
     Allowance for equity funds used during construction  .         (0.2)      (0.2)      (18.5)
     Regulatory deferrals . . . . . . . . . . . . . . . . .        (25.8)     (58.7)      (43.0)
   Changes in working capital:
     Accounts receivable and unbilled revenue . . . . . . .         (3.8)      (0.3)        4.0
     Accounts payable . . . . . . . . . . . . . . . . . . .         23.4       (1.5)      (16.9)
     Deferred gas costs . . . . . . . . . . . . . . . . . .         (7.9)     (28.8)        9.7
     Accrued interest . . . . . . . . . . . . . . . . . . .          8.7       (4.4)        0.1
     Other  . . . . . . . . . . . . . . . . . . . . . . . .         11.9      (11.6)       11.8
   DSM deferred costs . . . . . . . . . . . . . . . . . . .        (23.3)      (2.2)          -
   Other operating activities . . . . . . . . . . . . . . .        (11.5)       0.4        21.1
                                                                  -----------------------------
   Net cash provided by operating activities  . . . . . . .       $246.2     $171.0      $186.3
                                                                  =============================































- ------------------------------------------------------------------------------------------------
11. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

                                                              For the years ended December 31,
$ in millions                                                    1993       1992        1991
- ------------------------------------------------------------------------------------------------


Utility service revenues
     Electric . . . . . . . . . . . . . . . . . . . . .        $  901.3   $  809.3    $  790.7
     Gas  . . . . . . . . . . . . . . . . . . . . . . .           245.1      203.8       201.0
     Other  . . . . . . . . . . . . . . . . . . . . . .             7.3        6.7         6.3
                                                               -------------------------------
Total utility service revenues  . . . . . . . . . . . .         1,153.7    1,019.8       998.0

Interest and other income . . . . . . . . . . . . . . .            11.5        3.5         4.1
                                                               -------------------------------
   Total income . . . . . . . . . . . . . . . . . . . .        $1,165.2   $1,023.3    $1,002.1
                                                               ===============================
Operating profit before tax
     Electric . . . . . . . . . . . . . . . . . . . . .        $  282.2   $  224.3    $  193.5
     Gas  . . . . . . . . . . . . . . . . . . . . . . .            19.9       22.1         0.7
     Other  . . . . . . . . . . . . . . . . . . . . . .             3.7        2.2        (1.1)
                                                               -------------------------------
Total operating profit before tax . . . . . . . . . . .           305.8      248.6       193.1
Other income, net (a) . . . . . . . . . . . . . . . . .            11.6       51.5        67.6
Interest expense  . . . . . . . . . . . . . . . . . . .            97.4       94.3        93.1
                                                               -------------------------------
   Operating income . . . . . . . . . . . . . . . . . .        $  220.0   $  205.8    $  167.6
                                                               ===============================
Depreciation and amortization
     Electric . . . . . . . . . . . . . . . . . . . . .        $  102.4   $   97.9    $   87.9
     Gas  . . . . . . . . . . . . . . . . . . . . . . .             5.7        5.6         6.0
     Other  . . . . . . . . . . . . . . . . . . . . . .             0.9        0.9         0.3
                                                               -------------------------------
   Total depreciation and amortization  . . . . . . . .        $  109.0   $  104.4    $   94.2
                                                               ===============================

Construction additions
     Electric . . . . . . . . . . . . . . . . . . . . .        $   66.3   $   46.6    $  103.4
     Gas  . . . . . . . . . . . . . . . . . . . . . . .            11.9       11.0        12.4
     Other  . . . . . . . . . . . . . . . . . . . . . .             0.3        0.1         0.5
                                                               --------   --------    --------
   Total construction additions . . . . . . . . . . . .        $   78.5   $   57.7    $  116.3
                                                               ===============================
Assets
     Electric . . . . . . . . . . . . . . . . . . . . .        $2,825.5   $2,522.8    $2,521.1
     Gas  . . . . . . . . . . . . . . . . . . . . . . .           236.0      219.5       217.6
     Other (b)  . . . . . . . . . . . . . . . . . . . .           152.8      124.4       112.8
                                                               -------------------------------
   Total assets at year end . . . . . . . . . . . . . .        $3,214.3   $2,866.7    $2,851.5
                                                               ===============================

(a) Includes primarily interest income, AFC, regulatory deferrals and bond redemption costs.
(b) Includes primarily cash, temporary cash investments, and certain deferred items.







                                         SELECTED QUARTERLY INFORMATION


                                                             For the three months ended

                                            March 31,         June 30,        September 30,      December 31,
$ in millions                            1993      1992     1993     1992     1993    1992       1993     1992
- --------------------------------------------------------------------------------------------------------------
                                          $         $        $        $        $        $         $        $



Utility service revenues  . . . .       346.4     286.6    238.7    226.1    262.6    224.0     306.0    283.1
Income before income taxes  . . .        81.9      74.1     47.2     46.6     56.2     47.5      34.7     37.6
Net income  . . . . . . . . . . .        54.8      50.3     32.5     31.8     34.3     32.5      22.0     27.4
Earnings on common stock  . . . .        52.5      47.9     30.4     29.5     32.2     30.2      19.8     25.0
Dividends paid  . . . . . . . . .        26.9      25.9     26.9     25.9     27.0     25.9      27.0     25.9











































                                  FINANCIAL AND STATISTICAL SUMMARY

                                                  1993         1992       1991       1990       1989
- -----------------------------------------------------------------------------------------------------


FOR THE YEARS ENDED DECEMBER 31,
Utility service revenues (millions)  . . .  $   1,153.7      1,019.8      998.0      948.0      956.3
Earnings on common stock (millions)  . . .  $     134.9        132.6      117.7      152.0      133.7
Earnings per share of common stock . . . .  $      3.28         3.22       2.86       3.69       3.25
Dividends paid (millions). . . . . . . . .  $     107.8        103.6      111.8       82.3       93.5


Electric sales (millions of kWh)--
  Residential  . . . . . . . . . . . . . .        4,558        4,260      4,571      4,125      4,321
  Commercial . . . . . . . . . . . . . . .        3,006        2,896      2,945      2,738      2,717
  Industrial . . . . . . . . . . . . . . .        4,089        3,938      3,949      3,958      3,774
  Other  . . . . . . . . . . . . . . . . .        3,023        2,960      1,850      1,807      1,772
                                                -------      -------    -------    --------   -------
    Total  . . . . . . . . . . . . . . . .       14,676       14,054     13,315     12,628     12,584

Gas sales (thousands of MCF)--
  Residential  . . . . . . . . . . . . . .       28,786       27,723     26,594     25,486     29,917
  Commercial . . . . . . . . . . . . . . .        8,468        8,642      8,368      8,259      9,125
  Industrial . . . . . . . . . . . . . . .        3,056        4,914      6,014      5,934      6,670
  Other  . . . . . . . . . . . . . . . . .        3,171        3,402      3,187      3,076      3,347
  Transportation gas delivered . . . . . .       13,401       10,811      8,494      8,093      7,252
                                                -------      -------    -------    -------    -------
    Total  . . . . . . . . . . . . . . . .       56,882       55,492     52,657     50,848     56,311

AT DECEMBER 31,
Total assets (millions)  . . . . . . . . .  $   3,214.3      2,866.7    2,851.5    2,800.7    2,668.0
Long-term debt and preferred stock with
  mandatory redemption provisions
  (millions) . . . . . . . . . . . . . . .  $   1,042.9        990.6    1,039.2    1,047.5    1,055.9

First mortgage bond ratings--
  Duff & Phelps, Inc.  . . . . . . . . . .          AA-           A+       BBB+       BBB+       BBB+
  Moody's Investors Service  . . . . . . .           A2           A2         A3         A3         A3
  Standard & Poor's Corporation  . . . . .            A            A       BBB+       BBB+       BBB+

NUMBER OF SHAREHOLDERS
Preferred  . . . . . . . . . . . . . . . .        1,873        1,969      2,034      2,100      2,166











                Report of Independent Accountants
                ---------------------------------


To the Board of Directors and Shareholder of The Dayton Power and Light Company

         In our opinion, the consolidated financial statements listed in the index, appearing under Item 8 on page II-7 of this Form 10-K, present fairly, in all material respects, the financial position of The Dayton Power and Light Company and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.




Price Waterhouse
Dayton, Ohio
January 25, 1994

                Report of Independent Accountants
                on Financial Statement Schedules
                --------------------------------




To the Board of Directors of The Dayton Power and Light Company

Our audits of the consolidated financial statements of The Dayton Power and Light Company and its subsidiaries referred to in our report dated January 25, 1994 appearing on page II-26 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this
Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse
Dayton, Ohio
January 25, 1994

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III
- --------

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

Directors of the Registrant
- ---------------------------

        The Board is presently authorized to consist of nine directors. These nine directors are also directors of DPL Inc., the holding company of the Company. Eight incumbent directors plus one new nominee are to be elected this year to serve until 1995 or until their successors are duly elected and qualified. Should any nominee become unable to accept nomination or election, the Board will vote for the election of such other person as a director as the present directors may recommend in the place of such nominee.

        Dr. Robert J. Kegerreis will be retiring as a Director in April 1994. Dr. Kegerreis, the President Emeritus of Wright State University, has served as a Director since 1975, making significant and lasting contributions during the most challenging and successful period of the Company's history. We offer our sincere appreciation to Dr. Kegerreis on behalf of all of our Shareholders, Directors, Customers and Employees and wish him well in his future endeavors.

        Mr. David R. Holmes will stand for election to his first term as a member of the Board. Mr. Holmes is Chairman, President and Chief Executive Officer of The Reynolds and Reynolds Company in Dayton, Ohio. The Reynolds and Reynolds Company is a leading supplier of information management systems, including business forms and computer systems for automotive, professional, medical and general markets. His business experience and community leadership will be a valuable asset to the Board.












                              III-1

        The following information regarding the nominees is based on information furnished by them:

                                                        Director
Principal Occupation and Other Information               Since
- ------------------------------------------              --------

Incumbent Directors
- -------------------

THOMAS J. DANIS, Age 44                                   1989
  Former Chairman and Chief Executive Officer,
  The Danis Companies, Dayton, Ohio,
  construction, real estate and environmental services.
  Trustee:  University of Dayton, Dayton Business Committee,
  Dayton Foundation.
  Member:  Area Progress Council.

JAMES F. DICKE, II, Age 48                                1990
  President, Crown Equipment Corporation,
  New Bremen, Ohio, international manufacturer and distributor of electric lift trucks and material handling products.
  Director: Regional Boys and Girls Clubs of America, Plaid Holdings Company.
  Treasurer:  Trinity University Board of
  Trustees.
  Secretary:  Culver Educational Foundation.

PETER H. FORSTER, Age 51                                  1979
  Chairman, President and Chief Executive Officer,
  DPL Inc.; Chairman, The Dayton Power and Light Company.
  Chairman:  Miami Valley Research Foundation.
  Director:  Bank One, Dayton, NA, Amcast
  Industrial Corp., Comair Holdings, Inc.
  Trustee:  F. M. Tait Foundation,
  MedAmerica Health Systems Corp., Dayton Business
  Committee, Arts Center Foundation.

ERNIE GREEN, Age 55                                       1991
  President and Chief Executive Officer, Ernie Green
  Industries, Dayton, Ohio, automotive components manufacturer.
  Director:  Bank One, Dayton, NA, Day-Med Health
  Maintenance Plan, Inc., WPTD-TV, The Duriron
  Company.
  Trustee:  Central State University, Dayton Area
  Chamber of Commerce, YMCA, Childrens Medical Center,
  The Ronald McDonald Childrens Charities.




                              III-2

JANE G. HALEY, Age 63                                     1978
  President, Gosiger, Inc., Dayton, Ohio,
  national importer and distributor
  of machine tools.
  Director:  Society Bank, NA, Advisory
  Board, Dayton, Ohio.
  Trustee:  University of Dayton, Chaminade-
  Julienne High School, Dayton, Ohio.
  Member:  Area Progress Council.

ALLEN M. HILL, Age 48                                     1989
  President and Chief Executive Officer,
  The Dayton Power and Light Company.
  Director:  Citizens Federal Bank, F.S.B.,
  Dayton Boys/Girls Club, Miami Valley
  Regional Planning Commission, Ohio Electric
  Utility Institute.
  Trustee:  The University of Dayton, Hipple Cancer
  Research Center.

W AUGUST HILLENBRAND, Age 53                              1992
  President and Chief Executive Officer, Hillenbrand
  Industries, Batesville, Indiana, a diversified public holding company with seven wholly-owned and autonomously operated subsidiaries manufacturing caskets, hospital furniture, hospital supplies, luggage and high-tech security locks and providing funeral planning services.
  Director:  Forecorp, Inc., Forethought Life
  Insurance Company.
  Trustee:  Denison University, National
  Committee for Quality Health Care, Batesville
  Girl Scouts.

BURNELL R. ROBERTS, Age 66                                1987
  Chairman, Sweetheart Holdings, Inc.
  Retired Chairman of the Board and Chief Executive
  Officer, The Mead Corporation, Dayton, Ohio, forest products and electronic publishing.
  Director:  Armco, Inc., National City Corporation,
  The Perkin-Elmer Corporation, Universal Protective
  Plastics, Inc.
  Trustee:  Japan Society.











                              III-3

Nominated for Election at 1994 Annual Meeting of Shareholders
- -------------------------------------------------------------

DAVID R. HOLMES, Age 53
  Chairman, President and Chief Executive
  Officer, The Reynolds and Reynolds Company,
  Dayton, Ohio, information management systems.
  Director:  Bank One, Dayton, NA.
  Advisor:  J.L. Kellogg Graduate School of
  Management, Northwestern University.
  Co-Chair:  Downtown Dayton Partnership.
  Member:  Dayton Business Committee, Area
  Progress Council.









































                              III-4

                         EXECUTIVE OFFICERS OF THE REGISTRANT
                                 (As of March 1, 1994)


                                 Business Experience,
                                    Last Five Years
                              (Positions with Registrant
Name                    Age     Unless Otherwise Indicated)             Dates
- ---------------------   ---    -----------------------------     ------------------




Peter H. Forster         51    Chairman                          4/06/92 -  3/01/94
                               Chairman, President and Chief     4/05/88 -  3/01/94
                                 Executive Officer, DPL Inc.
                               Chairman and Chief Executive      8/02/88 -  4/06/92
                                 Officer

Allen M. Hill            48    President and Chief Executive     4/06/92 -  3/01/94
                                 Officer
                               President and Chief Operating     8/02/88 -  4/06/92
                                 Officer

Paul R. Anderson         51    Controller                        4/12/81 -  3/01/94
                               Controller, DPL Inc.              4/10/86 -  4/10/89

Stephen P. Bramlage      47    Assistant Vice President          1/01/94 -  3/01/94
                               Director, Service Operations     10/29/89 -  1/01/94
                               Manager, Engineering              5/26/87 - 10/29/89

Robert E. Buerger        49    Group Vice President              4/24/89 -  3/01/94
                               Group Vice President -           12/04/86 -  4/24/89
                                 Service Operations, DPL Inc.
                                 and the Company

Robert M. Combs          48    Treasurer                         3/17/93 -  3/01/94
                               Director, J. M. Stuart            9/16/91 -  3/17/93
                                 Electric Generating Station
                               United States Navy
                               Production Officer,               8/01/88 -  9/16/91
                                 Charleston Naval Shipyard

Georgene H. Dawson       44    Assistant Vice President          1/01/94 -  3/01/94
                               Director, Service Operations      4/03/92 -  1/01/94
                               Service Center Manager            6/11/89 -  4/03/92
                               Manager, Environmental            6/14/87 -  6/11/89
                                 Management










                                         III-5


                         EXECUTIVE OFFICERS OF THE REGISTRANT
                                (As of March 1, 1994)


                                 Business Experience,
                                   Last Five Years
                              (Positions with Registrant
Name                    Age     Unless Otherwise Indicated)             Dates
- ---------------------   ---    -----------------------------     ------------------



Jeanne S. Holihan        37    Assistant Vice President          3/17/93 -  3/01/94
                               Treasurer                        11/06/90 -  3/17/93
                               Director, Financial               4/01/90 - 11/06/90
                                 Administration and Planning
                               Manager, Financial                4/02/89 -  4/01/90
                                 Administration and Planning
                               Manager, Financial Analysis       4/07/85 -  4/02/89
                                 and Investor Relations

Thomas M. Jenkins        42    Group Vice President,            11/06/90 -  3/01/94
                                 Group Vice President and
                                 Treasurer, DPL Inc.
                               Vice President and Treasurer,    11/01/88 - 11/06/90
                                 DPL Inc. and the Company

Stephen F. Koziar, Jr.   49    Group Vice President,            12/10/87 -  3/01/94
                                 DPL Inc. and the Company

Judy W. Lansaw           42    Group Vice President and         12/07/93 -  03/01/94
                                 Secretary, DPL Inc. and
                                 the Company
                               Vice President and               08/01/89 - 12/07/93
                                 Secretary, DPL Inc. and
                                 the Company
                               Corporate Secretary, DPL Inc.    11/01/88 -  8/01/89
                                 and the Company

Lloyd E. Lewis, Jr.      67    Assistant Vice President         12/08/83 -  3/01/94

Bryce W. Nickel          37    Assistant Vice President          1/01/94 -  3/01/94
                               Director, Service Operations     10/29/89 -  1/01/94
                               Service Center Manager            4/19/87 - 10/29/89

H. Ted Santo             43    Group Vice President             12/08/92 -  3/01/94
                               Vice President                    2/28/88 - 12/08/92











                                        III-6

Item 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS
- -------------------------

         Directors of the Company who are not employees receive $12,000 annually for services as a director, $600 for attendance at a Board meeting, and $500 for attendance at a committee meeting or operating session, of DPL Inc. and the Company. Members of the Executive Committee of DPL Inc. receive $2,000 annually for services on that committee. Each committee chairman receives an additional $1,600 annually. Directors who are not employees of the Company also participate in a Directors' Deferred Stock Compensation Plan (the "Stock Plan") under which a number of DPL Inc. common shares are awarded to directors each year. All shares awarded under the Stock Plan are transferred to a grantor trust (the "Master Trust") maintained by DPL Inc. to secure its obligations under various directors' and officers' deferred and incentive compensation plans. Receipt of the shares or cash equal to the value thereof is deferred until the participant retires as a director or until such other time as designated by the participant and approved by the Compensation and Management Review Committee (the "Committee") of DPL Inc. In the event of a change of control (as defined in the Stock Plan), the authority and discretion which is exercisable by the Committee, will be exercised by the trustees of the Master Trust. In April 1993, each non-employee director was awarded 1,400 shares.

         DPL Inc. maintains a Deferred Compensation Plan (the "Compensation Plan") for non-employee directors of DPL Inc. and the Company in which payment of directors' fees may be deferred. The Compensation Plan also includes a supplementary deferred income program which provides that DPL Inc. will match $5,000 annually of deferred directors' fees for a maximum of ten years. Under the supplementary program, a $150,000 death benefit is provided until such director ceases to participate in the Compensation Plan. Under the standard deferred income program directors are entitled to receive a lump sum payment or payments in approximately equal installments over a ten-year period. A director may elect payment in either cash or common shares. Participants in the supplementary program are entitled to receive deferred payments over a ten-year period in equal installments. The Compensation Plan provides that in the event of a change in control of DPL Inc., as defined in the Compensation Plan, all benefits provided under the supplementary deferred income program become immediately vested without the need for further contributions by the participants and the discretion which, under the Compensation Plan, is exercisable by the Chief Executive Officer of DPL Inc. will be exercised by the trustees of the Master Trust. If the consent of the Chief Executive Officer of DPL Inc. is obtained, individuals who have attained the age of 55 and who are no longer directors of DPL Inc. or the Company may receive a lump sum payment of amounts credited to them under the supplementary deferred income program.








                                     III-7

EXECUTIVE OFFICER COMPENSATION
- ------------------------------

Summary Compensation Table
- --------------------------

         Set forth below is certain information concerning the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for the last three fiscal years, for services rendered in all capacities to the Company and its subsidiaries, DPL Inc., and the other subsidiaries of DPL Inc.




                                                       Long-Term
                                                      Compensation
                                    Annual          ----------------
                                 Compensation          Restricted
                               -----------------       Stock Unit        All Other
Name and Principal             Salary    Bonus(1)      Awards(2)      Compensation(3)
     Position           Year    ($)       ($)            ($)                ($)
- ------------------      ----   ------    --------   ----------------  ----------------



Peter H. Forster        1993   496,000   298,000    580,000 ('94-96)       1,000
  Chairman              1992   496,000   298,000    436,000 ('93-95)           0
                        1991   468,000   281,000    435,000 ('92-94)           0

Allen M. Hill           1993   315,000   193,000    249,000 ('94-96)       1,000
  President and Chief   1992   294,000   180,000    183,000 ('93-95)           0
  Executive Officer     1991   248,000   150,000    248,000 ('92-94)           0

Stephen F. Koziar, Jr.  1993   189,000    86,000    103,000 ('94-96)       1,000
  Group Vice President  1992   181,000    83,000     86,000 ('93-95)           0
                        1991   174,000    61,000    108,000 ('92-94)           0

Thomas M. Jenkins       1993   172,000    81,000    188,000 ('94-96)       1,000
  Group Vice President  1992   150,000    72,000    150,000 ('93-95)           0
                        1991   140,000    53,000    128,000 ('92-94)           0

H. Ted Santo            1993   151,000    73,000    192,000 ('94-96)       1,000
  Group Vice President  1992   129,000    64,000    153,000 ('93-95)           0
                        1991   117,000    48,000    105,000 ('92-94)           0


- ------------------------




(1) Amounts in this column represent awards made under the Management Incentive Compensation Program ("MICP"). Awards are based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.






                                     III-8

(2) Amounts shown in this column have not been paid, but are contingent on performance and represent the dollar value of restricted stock incentive units ("SIU's") awarded to the named executive officer under the Management Stock Incentive Plan ("MSIP") based on the closing price of a DPL Inc. common share on the New York Stock Exchange--Consolidated Transactions Tape on the date of award. SIU's awarded for 1992 and 1993 vest only to the extent that the DPL Inc. average return on equity ("ROE") over a three-year performance period is above the RRA industry median.

      Depending on the performance of DPL Inc., these SIU's vest in amounts ranging from 0% to 100% of the target award at an ROE between 0 and 100 basis points above median ROE and from 100% to 150% of target award at an ROE between 100 and 200 basis points above median ROE. No units vest if the three-year average ROE is below 10%. Amounts shown for 1992 and 1993 reflect target awards. Amounts shown for 1991 represent the annual pro rata portion of SIU's earned over the eight-year period from inception of the MSIP in 1984 through 1991, including the pro rata portion of supplemental SIU awards made in 1991 to the named executive officers in recognition of corporate performance over the eight-year period. For each SIU which vests, a participant receives the cash equivalent of one DPL Inc. common share plus dividend equivalents from the date of award. Prior to payout at retirement, an individual may elect to convert a portion of vested SIU's to a cash equivalent and accrue interest thereon. As of December 31, 1993, the aggregate target number and value (based on the closing price of a DPL Inc. common share on the NYSE--Consolidated Transactions Tape on December 31, 1993) of unearned restricted SIU's contingently awarded to each named executive officer was as follows: Mr. Forster, 75,800 ($1,563,000); Mr. Hill, 36,612 ($755,000); Mr. Koziar, 14,911 ($307,000); Mr. Jenkins 25,640
      ($528,000); and Mr. Santo, 26,012 ($536,000). These unearned restricted SIU's may vest in 1994, 1995 and 1996 at 0% to 150% of the target number depending on Company performance during the period from 1992 through 1996. All payouts of vested SIU's under the MSIP are deferred until retirement.

(3) Amounts in this column represent employer matching contributions on behalf of each named executive under the DP&L Employee Savings Plan made to the DPL Inc. Employee Stock Ownership Plan.

Certain Severance Pay Agreements
- --------------------------------

      DPL Inc. entered into severance pay agreements with each of Messrs. Forster, Hill, Koziar, Jenkins and Santo providing for the payment of severance benefits in the event that the individual's employment with DPL Inc. or its subsidiaries is terminated under specified circumstances within three years after a change in control of DPL Inc. or DP&L (as defined in the agreement). The agreements entered into between 1987 and 1991 require the individuals to remain with DPL Inc. throughout the period during which any change of control is pending in order to help put in place the best plan for the shareholders. The principal severance benefits under each agreement


                                     III-9
include payment of the following: (i) the individual's full base salary and accrued benefits through the date of termination and any awards for any completed or partial period under the MICP and the individual's award for the current period under the MICP (or for a completed period if no award for that period has yet been determined) fixed at an amount equal to his average annual award for the preceding three years; (ii) 300% of the sum of the individual's annual base salary at the rate in effect on the date of termination (or, if higher, at the rate in effect as of the time of the change in control) plus the average amount awarded to the individual under the MCIP for the three preceding years; (iii) all awarded or earned but unpaid SIU's; and (iv) continuing medical, life, and disability insurance. In the event any payments under these agreements are subject to an excise tax under the Internal Revenue Code of 1986, the payments will be adjusted so that the total payments received on an after-tax basis will equal the amount the individual would have received without imposition of the excise tax. The severance pay agreements are effective for one year but are automatically renewed each year unless DPL Inc. or the participant notifies the other one year in advance of its or his intent not to renew. DPL Inc. has agreed to secure its obligations under the severance pay agreements by transferring required payments to the Master Trust.


Pension Plans
- -------------

      The following table sets forth the estimated total annual benefits payable under the Company retirement income plan and the supplemental executive retirement plan to executive officers at normal retirement date (age 65) based upon years of accredited service and final average annual compensation (including base and incentive compensation) for the three highest years during the last ten:

                                    Total Annual Retirement Benefits for
                                          Years of Accredited Service
        Final Average               ------------------------------------
       Annual Earnings              10 Years                    30 Years
       ---------------              --------                    --------
         $  200,000                 $ 53,000                    $106,000
            400,000                  110,000                     220,000
            600,000                  167,000                     334,000
            800,000                  224,000                     448,000
          1,000,000                  281,000                     562,000


         The years of accredited service for the named executive officers are Mr. Forster -- 29 yrs.; Mr. Hill -- 24 yrs.; Mr. Koziar -- 24 yrs.;
Mr. Jenkins -- 16 yrs and Mr. Santo -- 18 years. Years of service under the retirement income plan are capped at 30 years, however, the retirement and supplemental plans, taken together, can provide full benefits after 20 years of accredited service. Benefits shown above are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers. For each year an individual retires prior to age 62, benefits under the supplemental plan are reduced by 3% or 21% for early retirement at age 55.

                                     III-10

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's stock is beneficially owned by DPL Inc.

         Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each director of the Company as of January 31, 1994.
                                                   Amount and Nature of
              Name of Director                   Beneficial Ownership (1)
              ----------------                   ------------------------
             Incumbent Directors
             -------------------
             Thomas J. Danis                          15,923 shares
             James F. Dicke, II                       56,438 shares
             Peter H. Forster                         21,416 shares
             Ernie Green                              12,404 shares
             Jane G. Haley                            23,414 shares
             Allen M. Hill                            19,646 shares
             W August Hillenbrand                      5,922 shares
             Burnell R. Roberts                       14,125 shares

        Nominated for Election at the
     1994 Annual Meeting of Shareholders
     ----------------------------------

              David R. Holmes                            100 shares

    Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each executive officer of the Company named in the Summary Compensation Table (other than executive officers who are directors of the Company whose security ownership is found above) as of January 31, 1994.

                                                   Amount and Nature of
           Name of Executive Officer             Beneficial Ownership (1)
           -------------------------             ------------------------

             Stephen F. Koziar, Jr.                   6,380 shares
             Thomas M. Jenkins                        5,108 shares
             H. Ted Santo                             1,430 shares

(1) The number of shares shown represents in each instance less than 1% of the outstanding Common Shares of DPL Inc.

    There were 237,749 shares or 0.23% of the total number of Common Shares beneficially owned by all directors and executive officers of DPL Inc. and the Company as a group at January 31, 1994. The number of shares shown for the directors includes Common Shares transferred to the Master Trust for non-employee directors pursuant to the Directors' Deferred Stock Compensation Plan.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     III-11

PART IV
- -------

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Documents filed as part of the Form 10-K

      1.  Financial Statements
          --------------------

               See Item 8 - Index to Financial Statements on page II-7, which page is incorporated herein by reference.

      2.  Financial Statement Schedules
          -----------------------------

      For the three years in the period ended December 31, 1993:

                                                                     Page
                                                                      No.
                                                                 -------------

      Schedule V    - Property and plant                         IV-7 - IV-12

      Schedule VI   - Accumulated depreciation
                      and amortization                           IV-13 - IV-15

      Schedule VII  - Obligations relating to
                      securities of other issuers                    IV-16

      Schedule VIII - Valuation and qualifying
                      accounts                                       IV-17

      Schedule IX   - Short-term borrowings                          IV-18

      Schedule X    - Supplementary income statement
                      information                                    IV-19

      The information required to be submitted in Schedules I, II, III, IV, XI, XII and XIII is omitted as not applicable or not required under rules of Regulation S-X.

      3.  Exhibits
        --------
       The following exhibits have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

                                                          Incorporation by
                                                             Reference
                                                         -----------------

2      Copy of the Agreement of Merger among            Exhibit A to the 1986
       DPL Inc., Holding Sub Inc. and the               Proxy Statement
       Company dated January 6, 1986.................   (File No. 1-2385)

3(a)   Regulations and By-Laws of the Company........   Exhibit 2(e) to
                                                        Registration
                                                        Statement No. 2-68136
                                                        to Form S-16.

3(b)   Copy of Amended Articles of Incorporation        Exhibit 3(b) to Report
       of the Company dated January 3, 1991..........   on Form 10-K for the
                                                        year ended December 31,
                                                        1991 (File No. 1-2385)

4(a)   Copy of Composite Indenture dated as of          Exhibit 4(a) to Report
       October 1, 1935, between the Company and         on Form 10-K for year
       The Bank of New York, Trustee with all           ended December 31, 1985
       amendments through the Twenty-Ninth              (File No. 1-2385)
       Supplemental Indenture........................

4(b)   Copy of the Thirtieth Supplemental Indenture     Exhibit 4(h) to
       dated as of March 1, 1982, between the           Registration Statement
       Company and The Bank of New York, Trustee.....   No. 33-53906

4(c)   Copy of the Thirty-First Supplemental            Exhibit 4(h) to
       Indenture dated as of November 1, 1982,          Registration Statement
       between the Company and The Bank of New York,    No. 33-56162
       Trustee.......................................

4(d)   Copy of the Thirty-Second Supplemental Inden-    Exhibit 4(i) to
       ture dated as of November 1, 1982, between the   Registration Statement
       Company and The Bank of New York, Trustee.....   No. 33-56162

4(e)   Copy of the Thirty-Third Supplemental            Exhibit 4(e) to
       Indenture dated as of December 1, 1985,          Report on Form 10-K
       between the Company and The Bank of New York,    for year ended
       Trustee.......................................   December 31, 1985
                                                        (File No. 1-2385)

4(f)   Copy of the Thirty-Fourth Supplemental           Exhibit 4 to Report
       Indenture dated as of April 1, 1986,             on Form 10-Q for
       between the Company and The Bank of New York,    quarter ended
       Trustee.......................................   June 30, 1986
                                                        (File No. 1-2385)

4(g)   Copy of the Thirty-Fifth Supplemental            Exhibit 4(h) to Report
       Indenture dated as of December 1, 1986,          on Form 10-K for the
       between the Company and The Bank of New York,    year ended December 31,
       Trustee.......................................   1986 (File No. 1-9052)

4(h)   Copy of the Thirty-Sixth Supplemental            Exhibit 4(i) to
       Indenture dated as of August 15, 1992,           Registration Statement
       between the Company and The Bank of New York,    No. 33-53906
       Trustee.......................................

4(i)   Copy of the Thirty-Seventh Supplemental          Exhibit 4(j) to
       Indenture dated as of November 15, 1992,         Registration Statement
       between the Company and The Bank of New York,    No. 33-56162
       Trustee.......................................

4(j)   Copy of the Thirty-Eighth Supplemental           Exhibit 4(k) to
       Indenture dated as of November 15, 1992,         Registration Statement
       between the Company and The Bank of New York,    No. 33-56162
       Trustee.......................................

4(k)   Copy of the Thirty-Ninth Suplemental             Exhibit 4(k) to
       Indenture dated as of January 15, 1993,          Registration Statement
       between the Company and The Bank of New York,    No. 33-57928
       Trustee.......................................

4(l)   Copy of the Fortieth Supplemental Indenture      Exhibit 4(m) to Report
       dated as of February 15, 1993, between           on Form 10-K for the
       the Company and The Bank of New York,            year ended December 31,
       Trustee.......................................   1992 (File No. 1-2385)

10(a)  Description of Management Incentive             Exhibit 10(d) to Report
       Compensation Program for Certain Executive      on Form 10-K for the
       Officers......................................  year ended December 31,
                                                       1986 (File No. 1-9052)

10(b)  Copy of Severance Pay Agreement                 Exhibit 10(g) to Report
       with Certain Executive Officers...............  on Form 10-K for the
                                                       year ended December 31,
                                                       1987 (File No. 1-2385)

10(c)  Copy of Supplemental Executive Retirement       Exhibit 10(f) to Report
       Plan amended August 6, 1991...................  on Form 10-K for the
                                                       year ended December 31,
                                                       1991 (File No. 1-2385)

18     Copy of preferability letter relating to        Exhibit 18 to Report
       change in accounting for unbilled revenues      on Form 10-K for the
       from Price Waterhouse.........................  year ended December 31,
                                                       1988 (File No. 1-2385)

The following exhibits are filed herewith:
                                                            Page No.
                                                            --------

10(d)  Amended description of Directors' Deferred
       Stock Compensation Plan effective
       January 1, 1993...............................

10(e)  Amended description of Deferred Compensation
       Plan for Non-Employee Directors effective
       January 1, 1993...............................

10(f)  Copy of Management Stock Incentive Plan
       amended January 1, 1993.......................

21     Copy of List of Subsidiaries of the Company...


       (b)  Reports on Form 8-K
            -------------------
            Date of Report                             Items Reported
            --------------                             --------------

            February 3, 1993                           Item 5.  Other Events.

                                                       Item 7.  Financial
                                                                Statements and
                                                                Exhibits.

                             SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE DAYTON POWER AND LIGHT COMPANY

                               Registrant


March 15, 1994                          Peter H. Forster
                               ------------------------------------
                                         Peter H. Forster
                                             Chairman


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   P. R. Anderson            Controller (principal    March 15, 1994
- -------------------------    accounting officer)
     (P. R. Anderson)


   T. J. Danis               Director                 March 15, 1994
- ------------------------
     (T. J. Danis)


                             Director                 March   , 1994
- -------------------------
     (J. F. Dicke, II)


   P. H. Forster             Director and Chairman    March 15, 1994
- -------------------------    (principal executive
     (P. H. Forster)          officer)



    E. Green                 Director                 March 15, 1994
- -------------------------
     (E. Green)

    J. G. Haley             Director                  March 15, 1994
- -------------------------
     (J. G. Haley)


    A. M. Hill              Director, President and   March 15, 1994
- -------------------------   Chief Executive Officer
    (A. M. Hill)


                            Director                  March   , 1994
- -------------------------
    (W A. Hillenbrand)


    T. M. Jenkins           Group Vice President      March 15, 1994
- -------------------------   (principal financial
    (T. M. Jenkins)          officer)



                            Director                  March   , 1994
- -------------------------
    (R. J. Kegerreis)


                            Director                  March   , 1994
- -------------------------
    (B. R. Roberts)


                                                                                     Schedule V - 1993
                                                                                     Page 1 of 2

                                     THE DAYTON POWER AND LIGHT COMPANY
                                           PROPERTY AND PLANT (1)
                                    For the year ended December 31, 1993

       COLUMN A                    COLUMN B     COLUMN C      COLUMN D          COLUMN E        COLUMN F
       --------                    --------     --------      --------          --------        --------
                                   Balance                                    Other Changes -    Balance
                                  Beginning     Additions    Retirements        Additions        at End
     Classification               of Period      At Cost     or Sales (2)    (Deductions) (3)   of Period
     --------------               -------------------------------Thousands-------------------------------


Electric--
Production. . . . . . . . . . .   $2,035,059    $ 19,712       $ 4,440         $   230         $2,050,561
Transmission. . . . . . . . . .      234,461      13,130           383             (22)           247,186
Distribution. . . . . . . . . .      496,015      31,377         3,891              22            523,523
General . . . . . . . . . . . .       96,126       4,741           680            (136)           100,051
Plant held for future use
  (undistributed) . . . . . . .        2,032           -             -               -              2,032
Acquisition adjustments,
  being amortized . . . . . . .          685           -             -            (196)               489
                                  ----------    --------       -------         -------         ----------
   Total electric . . . . . . .    2,864,378      68,960         9,394            (102)         2,923,842
                                  ----------    --------       -------         -------         ----------
Gas--
Production. . . . . . . . . . .        2,954         352            -                -              3,306
Storage . . . . . . . . . . . .        2,167          16            -                -              2,183
Distribution. . . . . . . . . .      217,303      16,233          745                -            232,791
General . . . . . . . . . . . .        1,140         442            -                -              1,582
Acquisition adjustments,
  being amortized . . . . . . .          284           -            -              (20)               264
                                  ----------    --------       -------         -------         ----------
   Total gas. . . . . . . . . .      223,848      17,043           745             (20)           240,126
                                  ----------    --------       -------         -------         ----------
Steam--
Production. . . . . . . . . . .        9,594          30            27               -              9,597
Distribution. . . . . . . . . .        4,563         350            25               -              4,888
General . . . . . . . . . . . .           69           3             -             211                283
                                  ----------    --------       -------         -------         ----------
   Total steam. . . . . . . . .       14,226         383            52             211             14,768
                                  ----------    --------       -------         -------         ----------

Other property and plant  . . .       17,020         190             -               -             17,210
                                  ----------    --------       -------         -------         ----------

   Total property and plant . .    3,119,472      86,576        10,191              89          3,195,946
Construction work in progress .       42,720      (7,855)            -             960             35,825
                                  ----------    --------       -------         -------         ----------

   Total. . . . . . . . . . . .   $3,162,192    $ 78,721       $10,191         $ 1,049         $3,231,771
                                  ==========    ========       =======         =======         ==========

Notes:  See Page 2 of 2.




                                                                                       Schedule V - 1993
                                                                                       Page 2 of 2





                                    THE DAYTON POWER AND LIGHT COMPANY
                                            PROPERTY AND PLANT
                                     NOTES TO PAGE ONE OF SCHEDULE V

                                   For the year ended December 31, 1993




(1)  See Notes 1 and 7 of Notes to Consolidated Financial Statements of the 1993 Form 10-K Report.

(2)  Retirements are at original cost.

(3)  Consists primarily of amortization of acquisition adjustments and other adjustments or transfers between plant accounts.




































                                                                                     Schedule V - 1992
                                                                                     Page 1 of 2

                                       DAYTON POWER AND LIGHT COMPANY
                                           PROPERTY AND PLANT (1)
                                    For the year ended December 31, 1992

        COLUMN A                   COLUMN B     COLUMN C      COLUMN D          COLUMN E        COLUMN F
        --------                   --------     --------      --------          --------        --------
                                   Balance                                    Other Changes -    Balance
                                  Beginning     Additions    Retirements        Additions        at End
     Classification               of Period      At Cost     or Sales (2)    (Deductions) (3)   of Period
     --------------               -------------------------------Thousands-------------------------------


Electric--
Production. . . . . . . . . . .   $2,018,716    $22,759        $ 6,464           $    48       $2,035,059
Transmission. . . . . . . . . .      233,495      1,594            530               (98)         234,461
Distribution. . . . . . . . . .      481,064     18,773          3,920                98          496,015
General . . . . . . . . . . . .       97,079      1,188            617            (1,524)          96,126
Plant held for future use
  (undistributed)   . . . . . .        1,943         89              -                 -            2,032
Acquisition adjustments,
  being amortized . . . . . . .          880          -              -              (195)             685
                                  ----------    -------        -------           -------       ----------
   Total electric . . . . . . .    2,833,177     44,403         11,531            (1,671)       2,864,378
                                  ----------    -------        -------           -------       ----------

Gas--
Production. . . . . . . . . . .        2,893         61              -                 -            2,954
Storage . . . . . . . . . . . .        2,167          -              -                 -            2,167
Distribution. . . . . . . . . .      210,146      8,073            916                 -          217,303
General . . . . . . . . . . . .        1,136          1              -                 3            1,140
Acquisition adjustments,
  being amortized . . . . . . .          305          -              -               (21)             284
                                  ----------    -------        -------           -------       ----------
   Total gas. . . . . . . . . .      216,647      8,135            916               (18)         223,848
                                  ----------    -------        -------           -------       ----------

Steam--
Production. . . . . . . . . . .        9,458        137             12                11            9,594
Distribution. . . . . . . . . .        4,555         62             54                 -            4,563
General . . . . . . . . . . . .           69          -              -                 -               69
                                  ----------    -------        -------           -------       ----------
   Total steam. . . . . . . . .       14,082        199             66                11           14,226
                                  ----------    -------        -------           -------       ----------
Other property and plant  . . .            -         26              -            16,994           17,020
                                  ----------    -------        -------           -------       ----------
   Total property and plant . .    3,063,906     52,763         12,513            15,316        3,119,472
Construction work in progress .       36,287      4,973              -             1,460           42,720
                                  ----------    -------        -------           -------       ----------

   Total. . . . . . . . . . . .   $3,100,193    $57,736        $12,513           $16,776       $3,162,192
                                  ==========    =======        =======           =======       ==========
Notes:  See Page 2 of 2.





                                                                                       Schedule V - 1992
                                                                                       Page 2 of 2





                                    THE DAYTON POWER AND LIGHT COMPANY
                                            PROPERTY AND PLANT
                                     NOTES TO PAGE ONE OF SCHEDULE V

                                   For the year ended December 31, 1992


(1)  See Notes 1 and 3 of Notes to Consolidated Financial Statements of the 1992 Form 10-K Report.

(2)  Retirements are at original cost.

(3)  Consists primarily of consolidation of Company subsidiaries' amortization of acquistion adjustments and other adjustments or transfers between plant accounts.



































                                                                                     Schedule V - 1991
                                                                                     Page 1 of 2

                                     THE DAYTON POWER AND LIGHT COMPANY
                                           PROPERTY AND PLANT (1)
                                    For the year ended December 31, 1991

       COLUMN A                    COLUMN B     COLUMN C      COLUMN D          COLUMN E        COLUMN F
       --------                    --------     --------      --------          --------        --------
                                   Balance                                    Other Changes -    Balance
                                  Beginning     Additions    Retirements        Additions        at End
     Classification               of Period      At Cost     or Sales (2)    (Deductions) (3)   of Period
     --------------               -------------------------------Thousands-------------------------------


Electric--

Production. . . . . . . . . . .   $1,023,875   $1,001,546      $ 6,779           $     74      $2,018,716
Transmission. . . . . . . . . .      221,366       12,420          221                (70)        233,495
Distribution. . . . . . . . . .      448,452       34,598        1,763               (223)        481,064
General . . . . . . . . . . . .       89,217       10,038        1,910               (266)         97,079
Plant held for future use
  (undistributed) . . . . . . .        1,944            -            -                 (1)          1,943
Acquisition adjustments,
  being amortized . . . . . . .        1,076            -            -               (196)            880
                                  ----------   ----------      -------           --------      ----------
   Total electric . . . . . . .    1,785,930    1,058,602       10,673               (682)      2,833,177
                                  ----------   ----------      -------           --------      ----------
Gas--
Production. . . . . . . . . . .        2,893            -            -                  -           2,893
Storage . . . . . . . . . . . .        2,167            -            -                  -           2,167
Distribution. . . . . . . . . .      200,658        9,946          489                 31         210,146
General . . . . . . . . . . . .        1,071           65            -                  -           1,136
Acquisition adjustments,
  being amortized . . . . . . .          325         (653)           -                633             305
                                  ----------   ----------      -------           --------      ----------
  Total gas. . . . . . . . . .       207,114        9,358          489                664         216,647
                                  ----------   ----------      -------           --------      ----------

Steam--
Production. . . . . . . . . . .        9,257          221           20                  -           9,458
Distribution. . . . . . . . . .        4,183          481          109                  -           4,555
General . . . . . . . . . . . .           69            -            -                  -              69
                                  ----------   ----------      -------           --------      ----------
   Total steam. . . . . . . . .       13,509          702          129                  -          14,082
                                  ----------   ----------      -------           --------      ----------
Other property and plant  . . .            -            -            -                  -               -

   Total property and plant . .    2,006,553    1,068,662       11,291                (18)      3,063,906
Construction work in progress .      991,569     (952,316)           -             (2,966)         36,287
                                  ----------   ----------      -------           --------      ----------
   Total. . . . . . . . . . . .   $2,998,122   $  116,346      $11,291           $ (2,984)     $3,100,193
                                  ==========   ==========      =======           ========      ==========

Notes:  See Page 2 of 2.





                                                                                       Schedule V - 1991
                                                                                       Page 2 of 2






                                   THE DAYTON POWER AND LIGHT COMPANY
                                           PROPERTY AND PLANT
                                     NOTES TO PAGE ONE OF SCHEDULE V

                                  For the year ended December 31, 1991


(1)  See Notes 1, 2 and 11 of Notes to Financial Statements of the 1991 Form 10-K Report.

(2)  Retirements are at original cost.

(3)  Consists primarily of amortization of acquisition adjustments and other adjustments or transfers between plant accounts.


































                                                                                           Schedule VI
                                    THE DAYTON POWER AND LIGHT COMPANY
                              ACCUMULATED DEPRECIATION AND AMORTIZATION (1)
                                   For the year ended December 31, 1993

        COLUMN A                  COLUMN B      COLUMN C       COLUMN D        COLUMN E         COLUMN F
        --------                  --------      --------       --------        --------         --------
                                  Balance at    Additions    Retirements,    Other Changes -     Balance
                                  Beginning     Charged to   Renewals and      Additions         at End
     Classification               of Period      Income      Replacements    (Deductions)       of Period
     --------------               ------------------------------Thousands---------------------------------



Electric--
Production. . . . . . . . . . .   $510,187     $ 74,134        $  4,437        $ (1,963)         $577,921
Transmission. . . . . . . . . .     81,451        5,971             376            (104)           86,942
Distribution. . . . . . . . . .    137,042       16,015           3,891          (1,728)          147,438
General . . . . . . . . . . . .     25,342        3,277             676           1,085            29,028
Plant held for future use
  (undistributed) . . . . . . .        253            -               -              23               276
                                  --------     --------        --------        --------          --------
   Total electric . . . . . . .    754,275       99,397           9,380          (2,687)          841,605

Gas . . . . . . . . . . . . . .     90,632        5,748             745            (186)           95,449

Steam . . . . . . . . . . . . .      8,528          315              53             (22)            8,768

Other . . . . . . . . . . . . .      4,149          575               -               -             4,724
                                  --------     --------        --------        --------          --------

   Total. . . . . . . . . . . .   $857,584     $106,035 (2)    $ 10,178        $ (2,895) (3)     $950,546
                                  ========     ========        ========        ========          ========

(1)  See Note 1 of Notes to Consolidated Financial Statements of the 1993 Form 10-K Report.
(2)  Additions charged to income--
       Depreciation and amortization expense (per above) . . . . . . . . . . . .   $106,035
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,963
                                                                                   --------
         Total per Consolidated Statement of Results of Operations . . . . . . .   $108,998
                                                                                   ========
(3)  Consists of--
       Reclassification of accumulated depreciation to deferred charges  . . . .       (709)
       Depreciation and amortization charged to other accounts . . . . . . . . .        268
       Net removal cost/salvage--
         Removal cost  . . . . . . . . . . .          $(2,310)
         Salvage . . . . . . . . . . . . . .              944
                                                      -------
           Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,366)
       Adjustments of previously recorded activity . . . . . . . . . . . . . . .        146
       Adjustments to consolidate the Company's subsidiaries   . . . . . . . . .          -
       Net increase (decrease) in Retirement work in progress. . . . . . . . . .     (1,234)
                                                                                   --------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (2,895)
                                                                                   ========



                                                                                           Schedule VI
                                    THE DAYTON POWER AND LIGHT COMPANY
                              ACCUMULATED DEPRECIATION AND AMORTIZATION (1)
                                   For the year ended December 31, 1992

        COLUMN A                  COLUMN B      COLUMN C       COLUMN D        COLUMN E         COLUMN F
        --------                  --------      --------       --------        --------         --------
                                  Balance at    Additions    Retirements,    Other Changes -     Balance
                                  Beginning     Charged to   Renewals and      Additions         at End
     Classification               of Period      Income      Replacements    (Deductions)       of Period
     --------------               ------------------------------Thousands---------------------------------



Electric--
Production. . . . . . . . . . .   $445,070     $ 73,340        $  6,700        $ (1,523)         $510,187
Transmission. . . . . . . . . .     76,190        5,848             530             (57)           81,451
Distribution. . . . . . . . . .    127,657       15,186           3,920          (1,881)          137,042
General . . . . . . . . . . . .     22,593        3,116             609             242            25,342
Plant held for future use
  (undistributed) . . . . . . .        231            -               -              22               253
                                  --------     --------        --------        --------          --------
   Total electric . . . . . . .    671,741       97,490          11,759          (3,197)          754,275

Gas . . . . . . . . . . . . . .     86,113        5,554             916            (119)           90,632

Steam . . . . . . . . . . . . .      8,289          309              67              (3)            8,528

Other . . . . . . . . . . . . .          -          551               -           3,598             4,149
                                  --------     --------        --------        --------          --------

   Total. . . . . . . . . . . .   $766,143     $103,904 (2)    $ 12,742        $    279 (3)      $857,584
                                  ========     ========        ========        ========          ========

(1)  See Note 1 of Notes to Consolidated Financial Statements of the 1992 Form 10-K Report.
(2)  Additions charged to income--
       Depreciation and amortization expense (per above) . . . . . . . . . . . .   $103,904
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        466
                                                                                   --------
         Total per Consolidated Statement of Results of Operations . . . . . . .   $104,370
                                                                                   ========
(3)  Consists of--
       Reclassification of accumulated depreciation to deferred charges  . . . .       (524)
       Depreciation and amortization charged to other accounts . . . . . . . . .        214
       Net removal cost/salvage--
         Removal cost  . . . . . . . . . . .          $(6,606)
         Salvage . . . . . . . . . . . . . .              750
                                                      -------
           Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,856)
       Adjustments of previously recorded activity . . . . . . . . . . . . . . .       (196)
       Adjustments to consolidate the Company's subsidiaries   . . . . . . . . .      3,598
       Net increase (decrease) in Retirement work in progress. . . . . . . . . .      3,043
                                                                                   --------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    279
                                                                                   ========



                                                                                          Schedule VI
                                     THE DAYTON POWER AND LIGHT COMPANY
                                ACCUMULATED DEPRECIATION AND AMORTIZATION (1)
                                    For the year ended December 31, 1991

        COLUMN A                  COLUMN B      COLUMN C       COLUMN D        COLUMN E         COLUMN F
        --------                  --------      --------       --------        --------         --------
                                  Balance at    Additions    Retirements,    Other Changes -     Balance
                                  Beginning     Charged to   Renewals and      Additions         at End
     Classification               of Period      Income      Replacements    (Deductions)       of Period
     --------------               ------------------------------Thousands---------------------------------



Electric--
Production. . . . . . . . . . .   $387,820     $ 66,216        $  6,782        $ (2,184)         $445,070
Transmission. . . . . . . . . .     70,959        5,522             221             (70)           76,190
Distribution. . . . . . . . . .    122,636       13,033           1,763          (6,249)          127,657
General . . . . . . . . . . . .     20,811        2,988           1,910             704            22,593
Plant held for future use
  (undistributed) . . . . . . .        207            -               -              24               231
                                  --------     --------        --------        --------          --------
   Total electric . . . . . . .    602,433       87,759          10,676          (7,775)          671,741

Gas . . . . . . . . . . . . . .     80,850        5,972             489            (220)           86,113

Steam . . . . . . . . . . . . .      8,118          301             129              (1)            8,289

                                  --------     --------        --------        --------          --------

   Total  . . . . . . . . . . .   $691,401     $ 94,032 (2)    $ 11,294        $ (7,996) (3)     $766,143
                                  ========     ========        ========        ========          ========

(1)  See Note 1 of Notes to Financial Statements of the 1991 Form 10-K Report.
(2)  Additions charged to income--
       Depreciation and amortization expense (per above) . . . . . . . . . . . .   $ 94,032
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        179
                                                                                   --------
         Total per Statement of Results of Operations  . . . . . . . . . . . . .   $ 94,211
                                                                                   ========
(3)  Consists of--
       Reclassification of accumulated depreciation to deferred charges  . . . .       (888)
       Depreciation and amortization charged to other accounts . . . . . . . . .        509
       Net removal cost/salvage--
         Removal cost  . . . . . . . . . . .          $(6,232)
         Salvage . . . . . . . . . . . . . .              (98)
                                                      -------
           Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,330)
       Adjustments of previously recorded activity . . . . . . . . . . . . . . .         (8)
       Net increase (decrease) in Retirement work in progress. . . . . . . . . .     (1,279)
                                                                                   --------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (7,996)
                                                                                   ========





                                                                         Schedule VII - 1993




                              THE DAYTON POWER AND LIGHT COMPANY
                     OBLIGATIONS RELATING TO SECURITIES OF OTHER ISSUERS

                                     At December 31, 1993

                                   Title of Issue
      Name of Issuer              of Each Class of                              Nature of
      of Securities                  Securities                Amount           Obligation
- -------------------------     -------------------------    ---------------    ---------------
County of Boone, Kentucky     Collateralized Pollution     $48 million (1)    Principal plus
                              Control Revenue Refunding                       $3.1 million of
                              Bonds                                           interest





(1) The Company is obligated to pay the principal of and interest on $48 million of 6.50% Collateralized Pollution Control Revenue Refunding Bonds Series
    A Due 2022 issued by Boone County, Kentucky.  In December 1992, the
    Company transferred $12.7 million of the proceeds from the sale of these bonds to The Cincinnati Gas & Electric Company (CG&E). CG&E is responsible for the payment of the principal and related interest;
    however the Company retains primary liability for the obligations.
    This transfer resulted from the reduction of the Company's ownership share in the first unit at the East Bend generating station, commonly owned with CG&E.


                                                                                      Schedule VIII



                                    THE DAYTON POWER AND LIGHT COMPANY
                                    VALUATION AND QUALIFYING ACCOUNTS

                           For the year ended December 31, 1993, 1992 and 1991

- --------------------------------------------------------------------------------------------------------
                COLUMN A                    COLUMN B          COLUMN C           COLUMN D     COLUMN E
- --------------------------------------------------------------------------------------------------------
                                                              Additions
                                           Balance at    -------------------                   Balance
                                           Beginning     Charged to             Deductions     at End
               Description                 of Period       Income      Other       (1)        of Period
- --------------------------------------------------------------------------------------------------------
                                           ------------------------thousands----------------------------


1993:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 10,461       $ 1,353      $ -        $2,692       $ 9,122


1992:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 11,510       $ 1,675      $  -       $2,724      $ 10,461


1991:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 10,267       $ 5,058      $  -       $3,815      $ 11,510



(1) Amounts written off, net of recoveries of accounts previously written off.



















                                                                                           Schedule IX

                                   THE DAYTON POWER AND LIGHT COMPANY
                                         SHORT-TERM BORROWINGS

                                   For the years 1993, 1992 and 1991


       COLUMN A            COLUMN B      COLUMN C       COLUMN D          COLUMN E          COLUMN F
- -------------------------------------------------------------------------------------------------------
                                                        Maximum           Average           Weighted
      Category of                        Weighted        Amount            Amount           Average
      Aggregate            Balance       Average       Outstanding      Outstanding       Interest Rate
      Short-Term          at End of      Interest       During the       During the        During the
      Borrowings            Period         Rate          Period          Period (1)         Period (1)
- ------------------------------------------------------------------------------------------------------
                        --thousands--                  ---------thousands---------


1993--

  Commercial Paper...      $15,000       3.339%        $62,000            $ 9,005             3.373%

  Lines of Credit....      $10,000       3.679%        $24,000            $ 8,399             3.380%

  Notes Payable to
    Related Parties..      $ 4,805       6.000%        $ 4,805            $ 4,805             8.441%



1992--

  Commercial Paper...      $62,000       3.550%        $62,000            $19,060             3.650%

  Lines of Credit....            -           -         $52,500            $10,026             4.309%

  Revolving Credit
    Agreement........            -           -         $40,000            $ 2,740             4.881%

  Notes Payable to
    Related Parties..      $ 4,805       9.340%        $ 4,805            $ 4,530             9.340%



1991--

  Commercial Paper...      $23,500       5.293%        $69,500            $18,704             6.333%

  Lines of Credit....      $21,000       5.214%        $29,000            $10,170             5.896%

  Revolving Credit
  Agreement..........      $40,000       5.500%        $40,000            $ 6,630             6.707%


(1)  Based on daily balances.




                                                                                            Schedule X




                                  THE DAYTON POWER AND LIGHT COMPANY
                              SUPPLEMENTARY INCOME STATEMENT INFORMATION

                         For the years ended December 31, 1993, 1992 and 1991


- ------------------------------------------------------------------------------------------------------
                    COLUMN A                                               COLUMN B
- ------------------------------------------------------------------------------------------------------
                 Classification                           1993               1992               1991
- ------------------------------------------------------------------------------------------------------
                                                        ------------------thousands------------------


General taxes--

    Property . . . . . . . . . . . . . . . .            $ 56,063           $ 54,165           $42,386

    State public utility excise  . . . . . .              47,014             45,405            44,548

    Payroll and other  . . . . . . . . . . .               8,611              8,664             8,201
                                                        --------           --------           -------
        Total per Consolidated Statement
          of Results of Operation  . . . . .            $111,688           $108,234           $95,135
                                                        ========           ========           =======



























                          EXHIBIT INDEX
                          -------------




Exhibit                                                 Page No.
- -------                                                 --------


10(d)     Amended description of Directors' Deferred
          Stock Compensation Plan effective
          January 1, 1993...............................

10(e)     Amended description of Deferred Compensation
          Plan for Non-Employee Directors effective
          January 1, 1993...............................

10(f)     Copy of Management Stock Incentive Plan
          amended January 1, 1993.......................

21        Copy of List of Subsidiaries of the Company...