Form 10-Q
period 1994-03-31
DAYTON POWER & LIGHT CO
filed 1994-05-16
CIK 27430

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from        to
                                       ------    ------

                  Commission File Number  1-2385
                                          ------

                THE DAYTON POWER AND LIGHT COMPANY
      (Exact name of registrant as specified in its charter)

             OHIO                                31-0258470
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

                     Courthouse Plaza Southwest
                        Dayton, Ohio 45402
             (Address of principal executive offices)

                           513-224-6000
       (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                              -----      -----

    The registrant meets the conditions set forth in General
    Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

    Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value            41,172,173 shares
- - ----------------------------   ----------------------------------
   (Title of each class)         (Outstanding on March 31, 1994)

               THE DAYTON POWER AND LIGHT COMPANY

                              INDEX


                                                     Page No.
                                                     --------
Part I - Financial Information

    Item 1. Financial Statements

              Consolidated Statement of
               Results of Operations                     1

              Consolidated Statement of
               Cash Flows                                2

              Consolidated Balance Sheet                 3

              Notes to Consolidated Financial
               Statements                                5

              Operating Statistics                       7

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                 9

Part II - Other Information                             11

Signatures                                              13

                CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                       The Dayton Power and Light Company


                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                             1994        1993
                                                             ----        ----
                                                              --thousands--
INCOME
Utility service revenues--
  Electric . . . . . . . . . . . . . . . . . . . . .      $250,298     $232,948
  Gas  . . . . . . . . . . . . . . . . . . . . . . .       118,876      110,130
  Steam  . . . . . . . . . . . . . . . . . . . . . .         3,547        3,361
                                                          --------     --------
    Total utility service revenues . . . . . . . . .       372,721      346,439

Interest and other income  . . . . . . . . . . . . .         1,152        2,262
                                                          --------     --------
      Total Income . . . . . . . . . . . . . . . . .       373,873      348,701
                                                          --------     --------

EXPENSES
Fuel used in electric and steam production . . . . .        58,681       59,471
Gas purchased for resale . . . . . . . . . . . . . .        79,215       72,797
Operating and administrative . . . . . . . . . . . .        43,931       47,874
Maintenance of equipment and facilities  . . . . . .        16,177       12,794
Depreciation and amortization  . . . . . . . . . . .        27,900       27,156
General taxes  . . . . . . . . . . . . . . . . . . .        28,995       27,464
Interest expense . . . . . . . . . . . . . . . . . .        23,484       25,308
Allowance for funds used during construction . . . .          (205)         114
Regulatory deferrals (Note 2)  . . . . . . . . . . .         2,630       (6,151)
                                                          --------     --------
      Total Operating Expenses . . . . . . . . . . .       280,808      266,827
                                                          --------     --------

Operating Income . . . . . . . . . . . . . . . . . .        93,065       81,874

Income Taxes . . . . . . . . . . . . . . . . . . . .        36,847       27,088
                                                          --------     --------
Net Income . . . . . . . . . . . . . . . . . . . . .        56,218       54,786

Preferred dividends  . . . . . . . . . . . . . . . .         2,120        2,311
                                                          --------     --------

Earnings on Common Stock . . . . . . . . . . . . . .      $ 54,098     $ 52,475
                                                          ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                   The Dayton Power and Light Company

                                                                                  Three Months Ended
                                                                                        March 31
                                                                                  --------------------
                                                                                    1994        1993
                                                                                    ----        ----
                                                                                      --thousands--
Operating Activities
- - --------------------
  Cash received from utility customers . . . . . . . . . . . . . . . . . .        $355,790     $315,232
  Other operating cash receipts  . . . . . . . . . . . . . . . . . . . . .           1,330        2,442
  Cash paid for:
    Fuel and purchased power . . . . . . . . . . . . . . . . . . . . . . .         (57,443)     (54,225)
    Purchased gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (53,057)     (42,425)
    Operation and maintenance labor  . . . . . . . . . . . . . . . . . . .         (25,111)     (20,677)
    Non-labor operating expenditures . . . . . . . . . . . . . . . . . . .         (46,399)     (67,340)
    Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . .         (23,365)     (11,326)
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (4)       4,595
    Property, excise and payroll taxes . . . . . . . . . . . . . . . . . .         (45,710)     (41,145)
                                                                                  --------     --------
  Net cash provided by operating activities  . . . . . . . . . . . . . . .         106,031       85,131
                                                                                  --------     --------
Investing Activities
- - --------------------
  Net cash used for property expenditures and other  . . . . . . . . . . .         (17,195)     (16,975)
                                                                                  --------     --------
Financing Activities
- - --------------------
Dividends paid on common and preferred stock . . . . . . . . . . . . . . .         (31,120)     (29,181)
Retirement of short-term debt  . . . . . . . . . . . . . . . . . . . . . .         (25,000)     (62,000)
Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . . . .             (38)    (330,035)
Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .               -      446,000
                                                                                  --------     --------

  Net cash provided by (used for) financing activities . . . . . . . . . .         (56,158)      24,784
                                                                                  --------     --------

  Net increase in cash and temporary cash investments  . . . . . . . . . .          32,678       92,940

Cash and temporary cash investments at beginning of period . . . . . . . .           5,980        3,679
                                                                                  --------     --------

Cash and temporary cash investments at end of period . . . . . . . . . . .        $ 38,658     $ 96,619
                                                                                  ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET

                                    The Dayton Power and Light Company



                                                                                 At              At
                                                                              March 31,     December 31,
                                                                                1994            1993
                                                                            -------------   ------------
                                                                                   --thousands--
ASSETS
Electric property and plant  . . . . . . . . . . . . . . . . . . . . . . .  $2,935,533       $2,923,842
Gas property and plant . . . . . . . . . . . . . . . . . . . . . . . . . .     241,347          240,126
Steam property and plant . . . . . . . . . . . . . . . . . . . . . . . . .      31,978           31,978
Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .      35,828           35,825
                                                                            ----------       ----------
                                                                             3,244,686        3,231,771
Less--
  Accumulated depreciation and amortization  . . . . . . . . . . . . . . .    (974,687)        (950,546)
                                                                            ----------       ----------
    Net property and plant . . . . . . . . . . . . . . . . . . . . . . . .   2,269,999        2,281,225
                                                                            ----------       ----------
Current Assets
Cash and temporary cash investments, at cost . . . . . . . . . . . . . . .      38,658            5,980
Accounts receivable, less provision for uncollectible accounts (Note 1)  .     207,242          130,113
Inventories, at average cost . . . . . . . . . . . . . . . . . . . . . . .      68,443           85,356
Taxes applicable to subsequent years . . . . . . . . . . . . . . . . . . .      46,682           72,751
Gas costs recoverable  . . . . . . . . . . . . . . . . . . . . . . . . . .      11,158           23,052
Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . . . .      43,874           44,874
                                                                            ----------       ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .     416,057          362,126
                                                                            ----------       ----------

Other Assets
Regulatory deferrals (Note 2)  . . . . . . . . . . . . . . . . . . . . . .     175,471          172,832
Income taxes recoverable through future revenues . . . . . . . . . . . . .     263,944          269,144
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     131,565          129,003
                                                                            ----------       ----------
       Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .     570,980          570,979
                                                                            ----------       ----------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,257,036       $3,214,330
                                                                            ==========       ==========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET
                                               (continued)
                                    The Dayton Power and Light Company


                                                                                 At              At
                                                                              March 31,     December 31,
                                                                                1994            1993
                                                                            -------------   ------------
                                                                                   --thousands--
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder's equity--
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      412       $      412
  Other paid-in capital (Note 1) . . . . . . . . . . . . . . . . . . .         738,466          675,176
  Earnings reinvested in the business  . . . . . . . . . . . . . . . .         398,656          373,605
                                                                            ----------       ----------
      Total common shareholder's equity  . . . . . . . . . . . . . . .       1,137,534        1,049,193

Preferred stock--
  Without mandatory redemption provisions  . . . . . . . . . . . . . .          82,850           82,850
  With mandatory redemption provisions . . . . . . . . . . . . . . . .          30,000           30,000
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,012,867        1,012,889
                                                                            ----------       ----------
      Total capitalization . . . . . . . . . . . . . . . . . . . . . .       2,263,251        2,174,932
                                                                            ----------       ----------

Current Liabilities
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          89,142          113,742
Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,805           29,805
Current portion of first mortgage bonds and preferred stock  . . . . .           8,980            8,980
Accrued taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         127,522          113,618
Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,674           21,089
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,326           51,353
                                                                            ----------       ----------
      Total current liabilities  . . . . . . . . . . . . . . . . . . .         284,449          338,587
                                                                            ----------       ----------
Deferred Credits and Other
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .         534,122          536,202
Unamortized investment tax credit  . . . . . . . . . . . . . . . . . .          84,110           84,858
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          91,104           79,751
                                                                            ----------       ----------
      Total deferred credits and other . . . . . . . . . . . . . . . .         709,336          700,811
                                                                            ----------       ----------

Total Capitalization and Liabilities . . . . . . . . . . . . . . . . .      $3,257,036       $3,214,330
                                                                            ==========       ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            Notes to Consolidated Financial Statements


1. On March 28, 1994, DPL Inc. issued 3,200,000 shares of common stock through an Underwriting Agreement. The net proceeds of $63.2 million, included in Accounts Receivable and Other Paid-In Capital at March 31, 1994, were used to provide a capital contribution to the Company. This capital contribution was used, along with internal cash, to redeem all of the outstanding shares of the Company's Preferred Stock Series D, E, F, H and I on May 6, 1994.


2. Pursuant to the Public Utilities Commission of Ohio ("PUCO")-approved phased in electric rate increase, the third and final increase of 6.4% took effect January 1, 1994. Deferrals (including carrying charges) which were capitalized through 1993, are being recovered over seven years commencing in 1994.



Regulatory deferrals on the balance sheet were:

                                 March 31,     Dec. 31,
                                   1994          1993
                                 ---------     --------
                                      --millions--

Phase-in                          $ 83.5        $ 85.8
Demand Side Management              28.9          23.3
Deferred interest - Zimmer          63.1          63.7
                                  ------        ------
  Total                           $175.5        $172.8
                                  ======        ======

3.      Statement of Cash Flow Reconciliation.

        Reconciliation of Net Income to Net Cash Provided by
Operating Activities:


                                               Three Months Ended
                                                    March 31
                                                1994        1993
                                                ----        ----
                                                  --millions--

Net Income . . . . . . . . . . . . . . . . .  $ 56.2      $ 54.8
Adjustments for non-cash items:
  Depreciation and amortization  . . . . . .    27.9        27.1
  Deferred income taxes  . . . . . . . . . .    (4.0)        4.1
  Taxes applicable to subsequent years . . .    26.1        25.4
  Allowance for equity funds used
    during construction  . . . . . . . . . .    (0.1)        0.1
  Regulatory deferrals (Note 2)  . . . . . .     2.6        (6.2)
Changes in Working Capital:
  Accounts receivable and unbilled revenue .   (13.9)      (26.8)
  Accounts payable . . . . . . . . . ..  . .   (23.0)       (3.2)
  Other  . . . . . . . . . . . . . . . . . .    31.5        31.9
Other operating activities . . . . . . . . .     2.7       (22.1)
                                              ------      ------
Net cash provided by operating activities  .  $106.0      $ 85.1
                                              ======      ======



4. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

5. The consolidated financial statements in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's 1993 Annual Report on Form 10-K.

        The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                              OPERATING STATISTICS

                       The Dayton Power and Light Company




                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                          1994         1993
                                                          ----         ----
ELECTRIC
Sales (millions of kWh)--
  Residential . . . . . . . . . . . . . . . . .           1,426        1,372
  Commercial  . . . . . . . . . . . . . . . . .             749          733
  Industrial  . . . . . . . . . . . . . . . . .           1,039          941
  Other . . . . . . . . . . . . . . . . . . . .             544          843
                                                        -------      -------
    Total . . . . . . . . . . . . . . . . . . .           3,758        3,889

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .         115,575      105,215
  Commercial  . . . . . . . . . . . . . . . . .          53,005       48,548
  Industrial  . . . . . . . . . . . . . . . . .          55,170       47,794
  Other . . . . . . . . . . . . . . . . . . . .          26,548       31,391
                                                        -------      -------
    Total . . . . . . . . . . . . . . . . . . .         250,298      232,948

Other Electric Statistics--
  Average price per kWh--
    retail and wholesale customers (cents)  . .            6.60         5.92
  Fuel cost per net kWh
    generated (cents) . . . . . . . . . . . . .            1.47         1.42
  Electric customers at end of period . . . . .         465,934      461,464
  Average kWh use per residential customer  . .           3,417        3,317
  Peak demand--maximum
    one hour use (mw), (net)  . . . . . . . . .           2,747        2,434



                              OPERATING STATISTICS
                                  (continued)

                       The Dayton Power and Light Company




                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                          1994        1993
                                                          ----        ----

GAS
Sales (thousands of mcf)--
  Residential . . . . . . . . . . . . . . . . .          14,753       13,952
  Commercial  . . . . . . . . . . . . . . . . .           4,284        3,911
  Industrial  . . . . . . . . . . . . . . . . .           1,894        1,503
  Other . . . . . . . . . . . . . . . . . . . .           1,415        1,389
  Transportation gas delivered  . . . . . . . .           5,177        4,342
                                                        -------      -------
    Total . . . . . . . . . . . . . . . . . . .          27,523       25,097

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .          79,004       73,744
  Commercial  . . . . . . . . . . . . . . . . .          21,905       19,905
  Industrial  . . . . . . . . . . . . . . . . .           8,797        7,128
  Other . . . . . . . . . . . . . . . . . . . .           9,170        9,353
                                                        -------      -------
    Total . . . . . . . . . . . . . . . . . . .         118,876      110,130

Other Gas Statistics--
  Average price per mcf--
    retail customers (dollars)  . . . . . . . .            5.21         5.17
  Gas customers at end of period  . . . . . . .         287,640      284,820

DEGREE DAYS (based on calendar month)--

  Heating . . . . . . . . . . . . . . . . . . .           3,194        2,953
  Cooling . . . . . . . . . . . . . . . . . . .               0            0


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     The Company's earnings for the first quarter of 1994 increased $1.6 million compared to the first quarter of 1993. The improved first quarter earnings are due to continued cost containment and increased energy sales, resulting from the strong West Central Ohio economy and cold winter weather. Electric retail sales grew 5% in the first quarter with business sales increasing 7%. On January 18, 1994, the Company's customers established a new winter peak electricity usage of 2,747 MW, exceeding the previous winter peak by 9%. Natural gas sales increased by 10% over the first quarter of 1993.

     An analysis of the financial condition and results of operation for the first quarter ended March 31, 1994 and 1993 is discussed below.


Financial Condition
- - -------------------

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

     In late March and early April 1994, DPL Inc. completed a public offering of 3.2 million common shares. The net proceeds were used on May 6, 1994, along with internal cash, to redeem all of the outstanding shares of the Company's Preferred Stock Series D, E, F, H and I. The preferred dividend savings will have a positive impact on earnings.

     As of March 31, 1994, the Company's cash and temporary cash investment balance was $39 million.

     The Company has available to it $97 million in short-term informal lines of credit. As of March 31, 1994, the Company had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of March 31, 1994, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the PUCO to issue long and short-term debt up to a maximum limit of $300 million which could include loans from DPL Inc. under the terms of the Credit Agreement. The Company's short-term debt is limited to up to $200 million pursuant to that PUCO authorization.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1994-1998.


Results of Operations
- - ---------------------

     Electric revenues increased $17.4 million for the first quarter of 1994. Total retail electric sales increased 5% due to cold weather and the strong local economy. Implementation of the third and final phase of the electric rate increase of 6.4% effective in January 1994 also contributed to the increase in revenues.

     Fuel used in electric and steam production decreased
$0.8 million from last year. A decrease in purchased power costs resulted from lower sales to other utilities.

     Gas revenues and gas purchased for resale increased
$8.7 million and $6.4 million respectively, over the first quarter of 1993. The higher amounts resulted from a weather-related gas retail sales increase of 8% and a higher gas cost recovery factor.

     Operating and administrative expenses decreased
$3.9 million in 1994 as compared to 1993. Bond redemption costs of $15 million are included in the 1993 expenses, partially offset in 1994 by increased benefits and claims costs.

     Maintenance expenses increased $3.4 million over the first quarter of 1993 due to generating station and distribution maintenance activities.

     Interest expense decreased $1.8 million in 1994 due to the issuance of new First Mortgage Bonds in 1993 overlapping the related debt series to be redeemed and lower interest rates on long term debt obtained through refinancings.

     Phase-in deferrals capitalized in years prior to 1994 are being recovered over a seven year period commencing in 1994.

     Income taxes increased $9.8 million over the first quarter of 1993 resulting from a corresponding increase in taxable income over the same period a year ago.

                   Part II.  Other Information
                   ---------------------------


Item 5.  Other Information.


Gas Operations and Gas Supply
- - -----------------------------

         The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which require a tariff providing the prices, terms and conditions for such service. The Company filed a transportation tariff to comply with these guidelines in December 1993. That tariff was approved by the PUCO on March 30, 1994 and became effective on April 6, 1994. The tariff governs the Company's sales to end-use transportation customers. For the twelve months ended March 31, 1994, the Company had 208 end-use customers transporting 14.2 million cubic feet of natural gas under pre-existing natural gas transportation agreements or this tariff.


Rate Regulations and Government Legislation
- - -------------------------------------------

         The Company has in place a percentage of income payment plan ("PIPP") for eligible low-income households as required by the PUCO. This plan prohibits disconnections for nonpayment of customer bills if eligible low-income households pay a specified percentage of their household income toward their utility bill. The PUCO has approved a surcharge by way of a temporary base rate tariff rider which allows companies to recover arrearages accumulated under PIPP. In 1993 the Company reached a settlement with the PUCO staff, the Office of the Ohio Consumers' Counsel and the Legal Aid Society to provide new and expanded programs for PIPP eligible customers. The expanded programs include greater arrears crediting, lower monthly payments, educational programs and information reports. In exchange, the Company may accelerate recovery of PIPP and pre-PIPP arrearages and recover program costs. The settlement also established a four year moratorium on changes to the program. The PUCO approved the settlement on December 2, 1993. Pursuant to the terms of the settlement, the Company filed an application on January 21, 1994 to lower its PIPP rate. The application was approved by the PUCO on March 24, 1994.

Item 6.  Exhibits and Reports on Form 8-K.


(b) Reports on Form 8-K
    -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            THE DAYTON POWER AND LIGHT COMPANY
                            ----------------------------------
                                     (Registrant)




Date:  May 16, 1994         Paul R. Anderson
- - ------------------------    ----------------------------------
                            Paul R. Anderson
                            Controller
                            (Principal Accounting Officer)



Date:  May 16, 1994         Thomas M. Jenkins
- - ------------------------    ----------------------------------
                            Thomas M. Jenkins
                            Group Vice President and Treasurer
                            (Principal Financial Officer)