Form 10-Q
period 1994-09-30
DAYTON POWER & LIGHT CO
filed 1994-11-14
CIK 27430

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

    Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value            41,172,173 shares
- ----------------------------   ----------------------------------
   (Title of each class)       (Outstanding on September 30, 1994)

               THE DAYTON POWER AND LIGHT COMPANY

                              INDEX


                                                     Page No.
                                                     --------
Part I - Financial Information

    Item 1. Financial Statements

              Consolidated Statement of
               Results of Operations                     1

              Consolidated Statement of
               Cash Flows                                2

              Consolidated Balance Sheet                 3

              Notes to Consolidated Financial
               Statements                                5

              Operating Statistics                       7

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                 9

Part II - Other Information                             12

Signatures                                              14

                               CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                                      The Dayton Power and Light Company


                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                            ------------------       -----------------
                                                             1994        1993         1994        1993
                                                             ----        ----         ----        ----
                                                              --thousands--            --thousands--
INCOME
Utility service revenues--
  Electric . . . . . . . . . . . . . . . . . . . . .      $242,734     $239,935    $719,342     $679,766
  Gas  . . . . . . . . . . . . . . . . . . . . . . .        20,442       21,974     169,740      162,800
  Steam  . . . . . . . . . . . . . . . . . . . . . .           765          668       5,479        5,111
                                                          --------     --------    --------     --------
    Total utility service revenues . . . . . . . . .       263,941      262,577     894,561      847,677

Interest and other income  . . . . . . . . . . . . .         1,408        1,405       8,527       11,084
                                                          --------     --------    --------     --------
      Total Income . . . . . . . . . . . . . . . . .       265,349      263,982     903,088      858,761
                                                          --------     --------    --------     --------

EXPENSES
Fuel used in electric and steam production . . . . .        54,819       59,761     168,249      169,983
Gas purchased for resale . . . . . . . . . . . . . .        10,597       11,623     107,383      102,078
Operating and administrative . . . . . . . . . . . .        36,763       39,399     114,349      129,184
Maintenance of equipment and facilities  . . . . . .        22,070       24,834      56,689       53,903
Depreciation and amortization  . . . . . . . . . . .        27,848       27,442      83,552       81,705
General taxes  . . . . . . . . . . . . . . . . . . .        29,934       27,739      87,798       82,808
Interest expense . . . . . . . . . . . . . . . . . .        23,357       23,515      70,149       72,803
Amortization (deferral) of regulatory assets, net  .         2,749       (6,557)      8,061      (19,025)
                                                          --------     --------    --------     --------
      Total Operating Expenses . . . . . . . . . . .       208,137      207,756     696,230      673,439
                                                          --------     --------    --------     --------

Operating Income . . . . . . . . . . . . . . . . . .        57,212       56,226     206,858      185,322

Income Taxes . . . . . . . . . . . . . . . . . . . .        22,541       21,888      80,130       63,660
                                                          --------     --------    --------     --------
Net Income . . . . . . . . . . . . . . . . . . . . .        34,671       34,338     126,728      121,662

Preferred dividends  . . . . . . . . . . . . . . . .           253        2,119       4,484        6,588
                                                          --------     --------    --------     --------

Earnings on Common Stock . . . . . . . . . . . . . .      $ 34,418     $ 32,219    $122,244     $115,074
                                                          ========     ========    ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                   The Dayton Power and Light Company

                                                                                   Nine Months Ended
                                                                                     September 30
                                                                                  --------------------
                                                                                    1994        1993
                                                                                    ----        ----
                                                                                      --thousands--
Operating Activities
- --------------------
  Cash received from utility customers . . . . . . . . . . . . . . . . . .        $935,878     $872,885
  Other operating cash receipts  . . . . . . . . . . . . . . . . . . . . .           8,743       12,036
  Cash paid for:
    Fuel and purchased power . . . . . . . . . . . . . . . . . . . . . . .        (181,920)    (161,291)
    Purchased gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (119,750)    (117,172)
    Operation and maintenance labor  . . . . . . . . . . . . . . . . . . .         (65,844)     (56,966)
    Nonlabor operating expenditures  . . . . . . . . . . . . . . . . . . .        (120,540)    (161,490)
    Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . .         (69,255)     (58,592)
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (72,104)     (32,351)
    Property, excise and payroll taxes . . . . . . . . . . . . . . . . . .         (93,354)     (89,713)
                                                                                  --------     --------
  Net cash provided by operating activities  . . . . . . . . . . . . . . .         221,854      207,346
                                                                                  --------     --------
Investing Activities
- --------------------
  Net cash used for property expenditures  . . . . . . . . . . . . . . . .         (58,004)     (60,543)
                                                                                  --------     --------
Financing Activities
- --------------------
  Dividends paid on common and preferred stock . . . . . . . . . . . . . .         (79,168)     (87,447)
  Retirement of preferred stock  . . . . . . . . . . . . . . . . . . . . .         (94,249)      (8,500)
  Retirement of short-term debt  . . . . . . . . . . . . . . . . . . . . .         (25,000)     (56,500)
  Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . . .          (9,177)    (439,166)
  Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .            -         446,000
  Capital contribution . . . . . . . . . . . . . . . . . . . . . . . . . .          63,131         -
                                                                                  --------     --------

  Net cash used for financing activities . . . . . . . . . . . . . . . . .        (144,463)    (145,613)
                                                                                  --------     --------

  Net increase in cash and temporary cash investments  . . . . . . . . . .          19,387        1,190

Cash and temporary cash investments at beginning of period . . . . . . . .           5,980        3,679
                                                                                  --------     --------

Cash and temporary cash investments at end of period . . . . . . . . . . .        $ 25,367     $  4,869
                                                                                  ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET

                                    The Dayton Power and Light Company



                                                                                 At              At
                                                                            September 30,   December 31,
                                                                                1994            1993
                                                                            -------------   ------------
                                                                                   --thousands--
ASSETS
Electric property and plant  . . . . . . . . . . . . . . . . . . . . . . .  $2,943,012       $2,923,842
Gas property and plant . . . . . . . . . . . . . . . . . . . . . . . . . .     244,885          240,126
Steam and other property and plant . . . . . . . . . . . . . . . . . . . .      38,386           38,199
Construction work in progress  . . . . . . . . . . . . . . . . . . . . . .      60,378           35,825
                                                                            ----------       ----------
                                                                             3,286,661        3,237,992
Less--
  Accumulated depreciation and amortization  . . . . . . . . . . . . . . .  (1,020,667)        (950,546)
                                                                            ----------       ----------
    Net property and plant . . . . . . . . . . . . . . . . . . . . . . . .   2,265,994        2,287,446
                                                                            ----------       ----------
Current Assets
Cash and temporary cash investments, at cost . . . . . . . . . . . . . . .      25,367            5,980
Accounts receivable, less provision for uncollectible accounts . . . . . .      73,628          130,113
Inventories, at average cost . . . . . . . . . . . . . . . . . . . . . . .      87,958           85,356
Taxes applicable to subsequent years . . . . . . . . . . . . . . . . . . .      45,292           72,751
Gas costs recoverable  . . . . . . . . . . . . . . . . . . . . . . . . . .        -              23,052
Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . . . .       9,537           44,874
                                                                            ----------       ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .     241,782          362,126
                                                                            ----------       ----------

Other Assets
Regulatory assets (note 1) . . . . . . . . . . . . . . . . . . . . . . . .     177,847          172,832
Income taxes recoverable through future revenues . . . . . . . . . . . . .     254,901          269,144
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     149,535          122,782
                                                                            ----------       ----------
       Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .     582,283          564,758
                                                                            ----------       ----------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,090,059       $3,214,330
                                                                            ==========       ==========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET
                                               (continued)
                                    The Dayton Power and Light Company


                                                                                 At              At
                                                                            September 30,   December 31,
                                                                                1994            1993
                                                                            -------------   ------------
                                                                                   --thousands--
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder's equity--
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      412       $      412
  Other paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .         738,447          675,176
  Earnings reinvested in the business  . . . . . . . . . . . . . . . .         395,009          373,605
                                                                            ----------       ----------
      Total common shareholder's equity  . . . . . . . . . . . . . . .       1,133,868        1,049,193

Preferred stock--
  Without mandatory redemption provisions  . . . . . . . . . . . . . .          22,851           82,850
  With mandatory redemption provisions . . . . . . . . . . . . . . . .            -              30,000
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,003,761        1,012,889
                                                                            ----------       ----------
      Total capitalization . . . . . . . . . . . . . . . . . . . . . .       2,160,480        2,174,932
                                                                            ----------       ----------

Current Liabilities
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          50,269          113,742
Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,805           29,805
Current portion of first mortgage bonds and preferred stock  . . . . .           4,730            8,980
Accrued taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74,744          113,618
Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,579           21,089
Gas costs refundable . . . . . . . . . . . . . . . . . . . . . . . . .           9,961             -
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          52,325           51,353
                                                                            ----------       ----------
      Total current liabilities  . . . . . . . . . . . . . . . . . . .         217,413          338,587
                                                                            ----------       ----------
Deferred Credits and Other
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .         530,619          536,202
Unamortized investment tax credit  . . . . . . . . . . . . . . . . . .          81,990           84,858
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          99,557           79,751
                                                                            ----------       ----------
      Total deferred credits and other . . . . . . . . . . . . . . . .         712,166          700,811
                                                                            ----------       ----------

Total Capitalization and Liabilities . . . . . . . . . . . . . . . . .      $3,090,059       $3,214,330
                                                                            ==========       ==========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            Notes to Consolidated Financial Statements

1.       Regulatory assets on the balance sheet were:


                                   September 30,  December 31,
                                       1994          1993
                                   ------------   ------------
                                         --millions--

Phase-in                            $ 78.6          $ 85.8
Demand-side management                37.6            23.3
Deferred interest-Zimmer              61.6            63.7
                                    ------          ------
     Total                          $177.8          $172.8
                                    ======          ======


2.   Statement of Cash Flow Reconciliation.

        Reconciliation of Net Income to Net Cash Provided by
Operating Activities:


                                               Nine Months Ended
                                                 September 30
                                                1994        1993
                                                ----        ----
                                                  --millions--

Net Income . . . . . . . . . . . . . . . . .   $126.7     $121.7
Adjustments for non-cash items:
  Depreciation and amortization  . . . . . .     83.5       81.7
  Deferred income taxes  . . . . . . . . . .     (1.5)      17.0
  Taxes applicable to subsequent years . . .     81.2       76.8
  Amortization (deferral) of regulatory
    assets . . . . . . . . . . . . . . . . .      8.1      (19.0)
Changes in Working Capital:
  Accounts receivable and unbilled revenue .     56.5       32.5
  Accounts payable . . . . . . . . . . . . .    (64.4)     (12.1)
  Other  . . . . . . . . . . . . . . . . . .    (50.3)     (60.0)
Other operating activities . . . . . . . . .    (17.9)     (31.3)
                                               ------     ------
Net cash provided by operating activities  .   $221.9     $207.3
                                               ======     ======



3. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of The
Dayton Power and Light Company (the "Company").

4. The consolidated financial statements in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1993 Annual Report on Form 10-K.

        The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                                        OPERATING STATISTICS

                                 The Dayton Power and Light Company




                                                         Three Months Ended              Nine Months Ended
                                                            September 30                   September 30
                                                         ------------------              -----------------
                                                          1994         1993               1994       1993
                                                          ----         ----               ----       ----
ELECTRIC
Sales (millions of kWh)--
  Residential . . . . . . . . . . . . . . . . .           1,093        1,184             3,489       3,481
  Commercial  . . . . . . . . . . . . . . . . .             835          841             2,311       2,265
  Industrial  . . . . . . . . . . . . . . . . .           1,134        1,062             3,275       3,041
  Other . . . . . . . . . . . . . . . . . . . .             620          837             1,781       2,361
                                                        -------      -------           -------     -------
    Total . . . . . . . . . . . . . . . . . . .           3,682        3,924            10,856      11,148

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .          99,754      100,295           302,531     284,022
  Commercial  . . . . . . . . . . . . . . . . .          56,779       53,484           163,016     149,130
  Industrial  . . . . . . . . . . . . . . . . .          58,058       53,528           170,689     153,497
  Other . . . . . . . . . . . . . . . . . . . .          28,143       32,628            83,106      93,117
                                                        -------      -------           -------     -------
    Total . . . . . . . . . . . . . . . . . . .         242,734      239,935           719,342     679,766

Other Electric Statistics--
  Average price per kWh--
    retail and wholesale customers (cents)  . .            6.52         6.06              6.56        6.03
  Fuel cost per net kWh
    generated (cents) . . . . . . . . . . . . .            1.36         1.42              1.41        1.41
  Electric customers at end of period . . . . .         467,872      462,426           467,872     462,426
  Average kWh use per residential customer  . .           2,613        2,858             8,351       8,409
  Peak demand--maximum
    one hour use (mw), (net)  . . . . . . . . .           2,758        2,765             2,824       2,765



                                             OPERATING STATISTICS
                                                 (continued)

                                      The Dayton Power and Light Company




                                                         Three Months Ended       Nine Months Ended
                                                            September 30            September 30
                                                         ------------------       -----------------
                                                          1994        1993         1994       1993
                                                          ----        ----         ----       ----

GAS
Sales (thousands of mcf)--
  Residential . . . . . . . . . . . . . . . . .           1,756        1,819       20,006     19,230
  Commercial  . . . . . . . . . . . . . . . . .             674          706        5,910      5,693
  Industrial  . . . . . . . . . . . . . . . . .             196          256        2,431      2,211
  Other . . . . . . . . . . . . . . . . . . . .             307          366        2,093      2,170
  Transportation gas delivered  . . . . . . . .           2,754        2,333       11,216      9,626
                                                         ------       ------       ------     ------
    Total . . . . . . . . . . . . . . . . . . .           5,687        5,480       41,656     38,930

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .          12,369       13,019      111,511    106,100
  Commercial  . . . . . . . . . . . . . . . . .           3,783        4,029       30,646     29,209
  Industrial  . . . . . . . . . . . . . . . . .             929        1,332       11,527     10,557
  Other . . . . . . . . . . . . . . . . . . . .           3,361        3,594       16,056     16,934
                                                        -------      -------      -------    -------
    Total . . . . . . . . . . . . . . . . . . .          20,442       21,974      169,740    162,800

Other Gas Statistics--
  Average price per mcf--
    retail customers (dollars)  . . . . . . . .            6.32         6.38         5.38       5.32
  Gas customers at end of period  . . . . . . .         287,524      284,265      287,524    284,265

DEGREE DAYS (based on calendar month)--

  Heating . . . . . . . . . . . . . . . . . . .              92          131        3,886      3,709
  Cooling . . . . . . . . . . . . . . . . . . .             592          707          942        933



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     The Company's earnings increased $2.2 million and $7.2 million, respectively, for the quarter and nine months ending September 30, 1994, as compared to the same periods last year. The West Central Ohio economy continues to drive strong energy sales. Retail electric sales have increased 3% year-to-date over last year, boosted by a 5% gain in electricity sales to business customers in the same period. Total natural gas sales have increased 7% in 1994 due to strong economic growth and cold weather early in the year. Ongoing cost control measures, including savings from refinancing activities, contributed to this financial performance.

     An analysis of the financial condition and results of operation for the third quarter and nine months ended
September 30, 1994 and 1993 is discussed below.


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

     As of September 30, 1994, the Company's cash and temporary cash investment balance was $25.4 million.

     The Company has available to it $97 million in short-term informal lines of credit. As of September 30, 1994, the Company had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of September 30, 1994, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1994-1998.

Results of Operations
- ---------------------

     Electric revenues increased $2.8 million and $39.6 million, respectively, for the third quarter and nine months ended September 30, 1994, over the same periods in 1993. Retail electric sales increased 3% year-to-date reflecting favorable weather conditions and the continued strength of the West Central Ohio economy. The electric revenue increase also includes the effects of the last phase of the electric rate increase which was effective January 1, 1994.

     Fuel used in electric and steam production decreased
$4.9 million for the quarter and $1.7 million year-to-date from the same periods in 1993, primarily related to decreased sales to other utilities and lower per unit fuel costs.

     Gas revenues and gas purchased for resale decreased
$1.5 million and $1.0 million, respectively, from the corresponding quarter last year, due to mild fall temperatures. Year-to-date gas revenues and gas purchased for resale increased $6.9 million and $5.3 million, respectively, over the same period in 1993. The higher amounts are due to a total gas sales increase of 7% and a higher gas cost recovery factor.

     Operating and administrative expenses decreased
$14.8 million year-to-date from the same period a year ago.
Bond redemption costs of $22.8 million were incurred in the first half of 1993. Benefits and claims costs increased in 1994 versus 1993.

     Maintenance expenses decreased $2.8 million and increased $2.8 million, respectively, for the third quarter and year-to-date over the corresponding periods in 1993. The increase in electric generating station maintenance activities earlier in the year was partially offset by a decrease in the third quarter.

     General taxes expense increased $2.2 million during the third quarter and $5.0 million year-to-date over the same periods a year ago. The increase is primarily related to higher gross receipts taxes due to higher revenues and higher property taxes.

     Interest expense decreased $2.7 million year-to-date in 1994 due to the issuance of First Mortgage Bonds in 1993 overlapping the related debt series which were subsequently redeemed in 1993 and lower interest rates on long-term debt obtained through the refinancings.

     Regulatory assets capitalized in years prior to 1994 are being recovered over a seven year period commencing in 1994.

     Income taxes increased $0.7 million and $16.5 million, respectively, for the third quarter and year-to-date 1994, over the corresponding periods in 1993. The higher amounts result from a corresponding increase in taxable income over the same periods in the prior year.

                   Part II.  Other Information
                   ---------------------------


Item 5.  Other Information.


Electric Operations and Fuel Supply
- -----------------------------------

         A merger agreement between The Cincinnati Gas & Electric Company ("CG&E") and PSI Resources, Inc. has been pending. The Company intervened in the merger proceedings at the Federal Energy Regulatory Commission ("FERC") in January 1993 and at the Securities and Exchange Commission ("SEC") in June 1994 to ensure that the operations of its commonly owned generating units will not be adversely impacted by the merger. The FERC approved the merger on October 3, 1994. On October 14, 1994, the Company entered into a settlement agreement with CG&E, PSI and CINergy Corp. which resolved the Company's concerns with the proposed merger. As part of the settlement, the Company withdrew from the SEC proceeding and has committed not to appeal the FERC approval. The SEC approved the merger on October 21, 1994.


Gas Operations and Gas Supply
- -----------------------------

1. In January 1994, the Company, the Staff of the Public Utilities Commission of Ohio ("PUCO") and the Office of the Ohio Consumers' Counsel submitted to the PUCO an agreement which resolves issues relating to the recovery of Order 636 "transition costs" to be billed to the Company by FERC natural gas interstate pipeline companies. The agreement, which was approved by the PUCO on July 14, 1994, provides for the full recovery of these transition costs from the Company's customers. The interstate pipelines will file with the FERC for authority to recover these transition costs, the exact magnitude of which has not been established.

         On October 6, 1994, the PUCO authorized the Company's plan to use pipeline supplier refunds to partially offset transition cost billings to natural gas customers. This approval will help stabilize gas costs while continuing to ensure the Company's full recovery of transition costs.

Environmental Considerations
- ----------------------------

Air Quality
- -----------

         In December 1988, the United States Environmental Protection Agency ("U.S. EPA") notified the State of Ohio that the portion of its State Implementation Plan ("SIP") dealing with sulfur dioxide emission limitations for Hamilton County (in southwestern Ohio) was deficient and required the Ohio Environmental Protection Agency ("Ohio EPA") to develop a new SIP within 18 months. The notice affected industrial and utility sources and could have required significant reductions in sulfur dioxide emission limitations at CG&E's Miami Fort Units 7 and 8 which are jointly owned with the Company.

         In October 1991, the Ohio EPA adopted new SO2 regulations for Hamilton County. These regulations did not change the preexisting requirements for Miami Fort
Units 7 and 8. On August 23, 1994, the U.S. EPA provided notice in the Federal Register of its final ruling that the new regulations for the Ohio SIP for Hamilton County are conditionally approved, and became effective September 22, 1994.


Item 6.  Exhibits and Reports on Form 8-K.


  (b)  Reports on Form 8-K
      -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1994.

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




Date:  November 14, 1994     Paul R. Anderson
- ------------------------    ----------------------------------
                            Paul R. Anderson
                            Controller
                            (Principal Accounting Officer)



Date:  November 14, 1994     Thomas M. Jenkins
- ------------------------    ----------------------------------
                            Thomas M. Jenkins
                            Group Vice President and Treasurer
                            (Principal Financial Officer)