Form 10-K
DAYTON POWER & LIGHT CO
filed 1995-03-31
CIK 27430

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   Form 10-K

          (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                                       OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Number of shares of registrant's common stock outstanding as of February 28, 1995, all of which were held by DPL Inc., was 41,172,173.

PART I
------

    Item 1 - BUSINESS*

                            THE COMPANY

         The Dayton Power and Light Company (the "Company") is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 470,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 290,000 customers in 16 counties. In addition, the Company provides steam heating service in downtown Dayton, Ohio. The Company serves an estimated population of 1.2 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, rubber and plastic products. The Company's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1994, electric revenues increased 5% with a 2% growth in retail sales reflecting the continued strength of the West Central Ohio economy. Gas revenues decreased 3% in 1994. An overall sales increase of 1% reflected strong sales to transportation gas customers despite mild temperatures in late 1994. During 1994, cooling degree days were 5% above the twenty year average and 1% above 1993. Heating degree days in 1994 were 2% below the thirty year average and 5% below 1993. Sales patterns will change in future years as weather and the economy fluctuate. The Company employed 3,078 persons as of December 31, 1994, of which 2,578 are full-time employees and 500 are part-time employees.

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


* Unless otherwise indicated, the information given in "Item 1 - BUSINESS" is current as of March 24, 1995. No representation is made that there have not been any subsequent changes to such information.

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

         In an increasingly competitive energy environment, cogenerated power may be used by customers to meet their own power needs. Cogeneration is the dual use of a form of energy, typically steam, for an industrial process and for the generation of electricity. The Public Utilities Regulatory Policies Act of 1978 ("PURPA") provides regulations that govern the purchase of excess electric energy from cogeneration and small power production facilities that have obtained qualifying status under PURPA.

         The National Energy Policy Act of 1992, which reformed the Public Utilities Holding Company Act, allows the federal government to mandate access by others to a utility's electric transmission system and may accelerate wholesale competition in the supply of electricity.

         The Company provides transmission and wholesale electric to 12 municipal customers which distribute electricity within their corporate limits. In 1994, 11 of these municipal customers signed new 20-year service agreements, which have been filed with the Federal Energy Regulatory Commission (the "FERC"), with approval expected in 1995. The twelfth municipal customer signed a 20-year agreement, approved by the FERC on February 13, 1995, that allows the Company to supply 97% of its power requirements. In addition to these municipal customers, the Company maintains an interconnection agreement with one municipality which has the capability to generate all or a portion of its energy requirements. Sales to municipalities represented 1.3% of total electricity sales in 1994.

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

        CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY

1995-1999 Construction Program
------------------------------
         The estimated construction additions for the years 1995-1999 are set forth below:
                                              Estimated
                             1995  1996  1997  1998  1999  1995-1999
                             ----  ----  ----  ----  ----  ---------
                                              millions
Electric generation and
  transmission commonly
  owned with neighboring
  utilities................  $ 18  $ 26  $ 36  $ 32  $ 36    $148
Other electric
  generation and
  transmission facilities..    31    36    32    32    32     163
Electric distribution......    23    40    37    35    35     170
General....................     2     2     2     2     2      10
Gas, steam and other
  facilities...............    12    12    12    12    13      61
                              ---   ---   ---   ---   ---     ---
    Total construction.....  $ 86  $116  $119  $113  $118    $552

         Estimated construction additions over the next five years average $110 million annually which is less than the projected depreciation expense over the same period.

         The construction program includes plans for the construction of a series of 75 MW combustion turbine generating units, the first of which is scheduled for completion in Summer
1995.

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

1995-1999 Financing Program
---------------------------

         The Company will require a total of $76 million during the next five years for bond maturities and sinking funds in addition to any funds needed for the construction program.

         At year-end 1994, the Company had a cash and temporary investment balance of $8.3 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

         In March 1994, DPL Inc. issued 3,200,000 shares of common stock through a public offering. Proceeds from the sale were used in connection with the redemption of all outstanding shares of the Company's Preferred Stock Series D, E, F, H and I.

         During late 1992 and early 1993, the Company took advantage of favorable market conditions to reduce its cost of debt and extend first mortgage bond maturities through early refundings. Overall, five new series of First Mortgage Bonds were issued, aggregating approximately $766 million with an average interest rate of 7.9%. The proceeds were used to redeem a similar principal amount of debt securities with an average interest rate of 8.7% The amounts and timings of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

         In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 1999 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. The Company has authority from the Public Utilities Commission of Ohio (the "PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At December 31, 1994, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company also has $97 million available in short term informal lines of credit. At year-end, the Company had no borrowings outstanding from these lines of credit and no commercial paper outstanding.

         Under the Company's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. The Company anticipates that, during 1995-99, it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

         The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under the Company's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

         The Company's present winter generating capability is 3,053,000 KW. Of this capability, 2,843,000 KW (approximately 93%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

         A merger agreement between CG&E and PSI Resources, Inc. to form CINergy Corp. was pending from late 1992 to October 1994. The merger was approved by the FERC on October 3, 1994 and by the SEC on October 21, 1994. A settlement agreement between the Company, CG&E, PSI Resources and CINergy Corp. resolved the Company's concerns regarding the impact of the merger on the operations of its commonly owned generating units.

         The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by the Company. The Company's all time net peak load was 2,824,000 KW, which occurred in June 1994. The present summer generating capability is 3,017,000 KW.

                      GENERATING FACILITIES
                      ---------------------
                                                       MW Rating
                                                     --------------
                  Owner-  Operating                  Company
  Station         ship*    Company    Location       Portion  Total
-----------       -----   --------- ------------     -------  -----
Coal Units
----------
Hutchings           W     Company   Miamisburg, OH     371      371
Killen              C     Company   Wrightsville, OH   402      600
Stuart              C     Company   Aberdeen, OH       820    2,340
Conesville-Unit 4   C     CSP       Conesville, OH     129      780
Beckjord-Unit 6     C     CG&E      New Richmond, OH   210      420
Miami Fort-
 Units 7&8          C     CG&E      North Bend, OH     360    1,000
East Bend-Unit 2    C     CG&E      Rabbit Hash, KY    186      600
Zimmer              C     CG&E      Moscow, OH         365    1,300

Combustion Turbines or Diesel
-----------------------------
Hutchings           W     Company   Miamisburg, OH      32      32
Yankee Street       W     Company   Centerville, OH    144     144
Monument            W     Company   Dayton, OH          12      12
Tait                W     Company   Dayton, OH          10      10
Sidney              W     Company   Sidney, OH          12      12

* W = Wholly Owned; C = Commonly Owned

         In order to transmit energy to their respective systems from their commonly-owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. The Company has several interconnections with other companies for the purchase, sale and interchange of electricity.

         The Company derived over 99% of its electric output from coal-fired units in 1994. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

         The Company estimates that approximately 65-85% of its coal requirements for the period 1995-1999 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. The Company has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

         The prices to be paid by the Company under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

         The total average price per million British Thermal
Units ("MMBTU") of coal received was $1.39/MMBTU in 1994 and $1.46/MMBTU in 1993 and 1992.

         The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was 1.42 cents which represents a decrease from 1.43 cents in 1993 and 1.48 cents in 1992. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                  GAS OPERATIONS AND GAS SUPPLY

         The Company has long-term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR"), Texas Gas Transmission Corporation ("Texas Gas"), Panhandle Eastern Pipe Line Company ("Panhandle"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation for varying terms, up to late 2004. Along with firm transportation services, the Company has approximately
16 billion cubic feet of firm storage service with various pipelines. The Company also maintains and operates four propane-air plants with a daily rated capacity of approximately 70,000 thousand cubic feet ("MCF") of natural gas.

         In addition, the Company is interconnected with CNG Transmission Corporation and Texas Eastern Transmission Corporation. These interconnections with various interstate pipelines provide the Company the opportunity to purchase competitively-priced natural gas supplies and pipeline services. The Company purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies, at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1994, firm agreements provided approximately 95% of total supply, with the remaining supplies purchased on a spot/short-term basis.

         In April 1992, the FERC issued Order No. 636
("Order 636") amending its regulations governing the service obligations, rate design and cost recovery of interstate pipelines. The Company's interstate pipeline suppliers have received approval from FERC to implement their restructuring plans to comply with the regulations.

         In January 1994, the Company, the Staff of the PUCO and the Office of the Ohio Consumers' Counsel submitted to the PUCO an agreement which resolved issues relating to the recovery of Order 636 "transition costs" to be billed to the Company by FERC natural gas interstate pipeline companies. The agreement, which was approved by the PUCO on July 14, 1994, provides for the full recovery of these transition costs from the Company's customers. The interstate pipelines will file with the FERC for authority to recover these transition costs, the exact magnitude of which has not been established.

         In 1994, the Company purchased natural gas at an estimated average price of $3.34 per MCF, compared to $3.65 per MCF in 1993 and $3.31 per MCF in 1992. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in the Company's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

         The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. The Company has an approved tariff which provides transportation service to 300 end-use customers, delivering a total quantity of 15,146,664 MCF.

         On July 31, 1991, Columbia Gas System Inc. and Columbia, one of the Company's major pipeline suppliers, filed separate Chapter 11 petitions in U.S. Bankruptcy Court. The bankruptcy court permitted Columbia to break approximately 4,500 long-term natural gas contracts with upstream suppliers. The Court also granted approval of an agreement between the customers and Columbia which assures the continuation of all firm service agreements (including storage) through the winter of 1993, with year-to-year continuation unless adequate notice is provided. After extensive litigation, the U.S. Supreme Court denied an appeal by the Unsecured Creditors Committee from the third Circuit Court of Appeals decision to treat take-or-pay refunds as being outside of the Columbia estate, and thus refundable to customers. The Company has received all post petition take-or-pay refunds ordered by the Third Circuit. Pre-petition take-or-pay refunds will remain in the estate until a plan of reorganization is approved.

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

         Ohio law establishes the process for determining rates charged by public utilities. Regulation of rates encompasses the timing of applications, the effective date of rate increases, the cost basis upon which the rates are based and other related matters. Ohio law also establishes the Office of the Ohio Consumers' Counsel (the "OCC"), which has the authority to represent residential consumers in state and federal judicial and administrative rate proceedings.

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

         In April 1991, the Company filed an application with the PUCO to increase its electric rates to recover costs associated with the construction of the William H. Zimmer Generating Station ("Zimmer"), earn a return on the Company's investment and recover the current costs of providing electric service to its customers. In November 1991, the Company entered into a settlement agreement with various consumer groups resolving all issues in the case. The PUCO approved the agreement on January 22, 1992. Pursuant to that agreement, new electric rates took effect February 1, 1992, January 2, 1993 and January 3, 1994. The agreement also established a baseline return on equity of 13% (subject to upward adjustment) until the Company's next electric rate case. In the event that the Company's return exceeds the allowed return by between one and two percent, then one half of the excess return will be used to reduce the unrecovered cost of demand-side management ("DSM") programs. Any return that exceeds the allowed return by more than two percent will be entirely credited to these programs. Amounts deferred during the phase-in period, including carrying charges, will be capitalized and recovered over seven years commencing in 1994. Deferrals were $58 million in 1992 and $28 million in 1993. The recovery in 1994, net of additional carrying cost deferrals, was $10 million. The phase-in plan meets the requirements of the Financial Accounting Standards Board ("FASB") Statement No. 92.

         In addition, the Company agreed to undertake cost-effective demand-side management ("DSM") programs with an average annual cost of $15 million for four years commencing in 1992. The amount recoverable through rates was $4.6 million in 1992, and $7.8 million in subsequent years. The difference between expenditures and amounts recovered through rates is deferred and is eligible for recovery in future rates in accordance with existing PUCO rulings.

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

Regulatory deferrals on the balance sheet were:

                                 Dec. 31       Dec. 31
                                   1994          1993
                                 -------       -------
                                      --millions--

Phase-in                         $ 75.9        $ 85.8
DSM                                31.9          20.3
Deferred interest - Zimmer         61.0          63.7
                                 ------        ------
  Total                          $168.8        $169.8
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

         The Company initiated a competitive bidding process in January 1993 for the construction of up to 140 MW of electric peaking capacity and energy by 1997. Through an Ohio Power Siting Board ("OPSB") investigative process, the Company's self-built option was evaluated to be the least cost option. On March 7, 1994, the OPSB approved the Company's applications for up to three combustion turbines and two natural gas supply lines for the proposed site.

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

         In March 1994, Governor Voinovich appointed
Commissioner Jolynn Barry-Butler to a second five-year term as PUCO commissioner, which began April 12, 1994. Also, on February 7, 1995 Governor Voinovich appointed Ronda H. Fergus, currently director of the PUCO's Telecommunications Division, to the PUCO for a five year term commencing April 11, 1995, pending approval by the Senate of the State of Ohio.

         On February 22, 1994 a bill was introduced in the State of Ohio House of Representatives which, if approved, would give electric consumers the opportunity to obtain "retail" and "wholesale at retail" services from electric suppliers other than their current supplier. The bill was not reported out of Committee.

         On June 1, 1994, the Company filed its natural gas LTFR with the PUCO. DP&L filed its electric LTFR with the PUCO on June 15, 1994. An IRP filed as part of the electric LTFR included plans for the construction of a series of 75 MW combustion turbine generating units, the first of which is scheduled for completion in June 1995, and also the implementation of DSM programs.


                  ENVIRONMENTAL CONSIDERATIONS

         The operations of the Company, including the commonly owned facilities operated by the Company, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The Company expended $9 million for environmental control facilities during 1994. The possibility exists that current environmental regulations could be revised which could change the level of estimated 1995-1999 construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY.


Air Quality
-----------

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

         The Company's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993. Phase I requirements are met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Cost estimates to comply with Phase I of the Act are approximately $10 million in capital expenditures. Phase II requirements can be met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal 1% to 2% approximate price impact. The Company anticipates that costs to comply with the Act will be eligible for recovery in future fuel hearings and other regulatory proceedings. The PUCO is expected to initiate a hearing in 1995 to review the Company's Phase I compliance plans. The Company is currently in the process of updating its ECP and anticipates submitting it to the PUCO in the second half of 1995.

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

         In October 1991, the Ohio EPA adopted new SO2 regulations for Hamilton County. These regulations did not change the preexisting requirements for Miami Fort
Units 7 and 8.  These regulations became effective September 22,
1994.


Land Use
--------

         The Company and numerous other parties have been notified by the U.S. EPA or Ohio EPA that it considers them Potentially Responsible Parties ("PRPs") for clean-up at four superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio, the United Scrap Lead Site in Miami County, Ohio, the Powell Road Landfill in Huber Heights, Montgomery County, Ohio, and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

         The Company received notification from the U.S. EPA in July 1987, for the Cardington Road site. The Company has not joined the PRP group formed at that site because of the absence of any known evidence that the Company contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. The final resolution will not have a material effect on the Company's financial position, earnings or cashflow.

         The Company received notification from the U.S. EPA in September 1987, for the United Scrap Lead Site. The Company has joined a PRP group for this site, which is actively conferring with the U.S. EPA. The Record of Decision issued by the U.S. EPA estimates clean-up costs at $27.1 million. The Company is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. Nearly 60 PRPs are actively working to settle the case. The Company is participating in the sponsorship of a study to evaluate alternatives to the U.S. EPA's clean-up plan. The final resolution of these investigations will not have a material effect on the Company's financial position, earnings or cashflow.

         The Company and numerous other parties received notification from the U.S. EPA on May 21, 1993 that it considers them PRPs for clean-up of hazardous substances at the Powell Road Landfill Site in Huber Heights, Ohio. The Company has joined the PRP group for the site. On October 1, 1993, the U.S. EPA issued its Record of Decision identifying a cost estimate of $20.5 million for the chosen remedy. The Company is one of over 200 PRPs to this site, and its estimated contribution is less than 1%. The final resolution will not have a material effect on the Company's financial position, earnings or cashflow.

         The Company and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRPs for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. The Company has not joined the PRP group formed for the site because the available information does not demonstrate that the Company contributed wastes to the site. The final resolution will not have a material effect on the Company's financial position, earnings or cashflow.


                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                               ELECTRIC OPERATIONS

                                                   Years Ended December 31,
                                             -----------------------------------
                                                1994         1993           1992
                                                ----         ----           ----



Electric Output (millions of kWh)
   Generation -
      Coal-fired units..................       14,483       14,729         13,639
      Other units.......................           27           17              3
   Power purchases......................          897        1,107          1,514
   Exchanged and transmitted power......            3           (7)            14
   Company use and line losses..........       (1,191)      (1,170)        (1,116)
                                             --------     --------       --------
      Total.............................       14,219       14,676         14,054
                                             ========     ========       ========
Electric Sales (millions of kWh)
   Residential..........................        4,465        4,558          4,260
   Commercial...........................        3,068        3,006          2,896
   Industrial...........................        4,388        4,089          3,938
   Public authorities and railroads.....        1,333        1,356          1,311
   Private utilities and wholesale......          965        1,667          1,649
                                             --------     --------       --------
      Total.............................       14,219       14,676         14,054
                                             ========     ========       ========

Electric Customers at End of Period
   Residential..........................      420,487      416,508        413,040
   Commercial...........................       41,647       40,606         39,685
   Industrial...........................        2,400        2,387          2,415
   Public authorities and railroads.....        5,320        5,287          5,130
   Other................................           18           17             16
                                             --------     --------       --------
      Total.............................      469,872      464,805        460,286
                                             ========     ========       ========
Operating Revenues (thousands)
   Residential..........................     $390,531     $373,760       $326,547
   Commercial...........................      218,046      200,124        180,890
   Industrial...........................      228,546      205,996        189,720
   Public authorities and railroads.....       75,387       72,859         67,596
   Private utilities and wholesale......       24,273       38,491         35,174
   Other................................        9,110       10,090          9,372
                                             --------     --------       --------
      Total.............................     $945,893     $901,320       $809,299
                                             ========     ========       ========
Residential Statistics
   (per customer-average)
   Sales - kWh..........................       10,676       10,998         10,358
   Revenue..............................     $ 933.70     $ 901.91       $ 794.03
   Rate per kWh (Month of Dec.)(cents)..         8.68         7.99           7.23



                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                                 GAS OPERATIONS

                                                  Years Ended December 31,
                                             ----------------------------------

                                               1994         1993         1992
                                               ----         ----         ----



Gas Output (thousands of MCF)
   Direct market purchases ..............      43,140       44,284       46,229
   Liquefied petroleum gas...............         144           58            7
   Company use and unaccounted for.......      (1,227)      (1,164)      (1,717)
   Transportation gas received...........      15,141       13,704       10,973
                                             --------     --------     --------
      Total..............................      57,198       56,882       55,492
                                             ========     ========     ========

Gas Sales (thousands of MCF)
   Residential...........................      27,911       28,786       27,723
   Commercial............................       8,081        8,468        8,642
   Industrial............................       3,150        3,056        4,914
   Public authorities....................       2,909        3,171        3,402
   Transportation gas delivered..........      15,147       13,401       10,811
                                             --------     --------     --------
      Total..............................      57,198       56,882       55,492
                                             ========     ========     ========

Gas Customers at End of Period
   Residential...........................     266,116      262,834      260,471
   Commercial............................      21,060       20,853       20,589
   Industrial............................       1,528        1,527        1,577
   Public authorities....................       1,317        1,333        1,311
                                             --------     --------     --------
      Total..............................     290,021      286,547      283,948
                                             ========     ========     ========

Operating Revenues (thousands)
   Residential...........................    $157,193     $161,254     $127,532
   Commercial............................      42,382       44,321       36,148
   Industrial............................      14,949       14,890       18,633
   Public authorities....................      14,165       15,248       12,516
   Other.................................       8,433        9,366        8,953
                                             --------     --------     --------
      Total..............................    $237,122     $245,079     $203,782
                                             ========     ========     ========

Residential Statistics
   (per customer-average)
   Sales - MCF...........................       105.7        110.2        107.0
   Revenue...............................     $595.30      $617.33      $492.33
   Rate per MCF (Month of December)......     $  5.57      $  5.66      $  5.27



Item 2- PROPERTIES

Electric
--------

          Information relating to the Company's electric properties is contained in Item 1 - BUSINESS, THE COMPANY
(page I-1), CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY (pages I-3 through I-5), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-5 through I-7) and Item 8 - Notes 2 and 5 of Notes to Consolidated Financial Statements on pages II-14 and II-18, respectively, which pages are incorporated herein by reference.

Gas
---

          Information relating to the Company's gas properties is contained in Item 1 - BUSINESS, THE COMPANY (page I-1), and
GAS OPERATIONS AND GAS SUPPLY (pages I-7 through I-9), which pages are incorporated herein by reference.

Steam
-----

          The Company owns two steam generating plants and the steam distribution facility serving downtown Dayton, Ohio.

Other
-----

          The Company owns a number of area service buildings located in various operating centers.

          Substantially all property and plant of the Company is subject to the lien of the Mortgage securing the Company's First
Mortgage Bonds.

Item 3 - LEGAL PROCEEDINGS

          Information relating to legal proceedings involving the Company is contained in Item 1 - BUSINESS, THE COMPANY
(page I-1), COMPETITION (Pages I-2 through I-3) ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-5 through I-7), GAS OPERATIONS AND GAS SUPPLY (pages I-7 through I-9), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-9 through I-13), ENVIRONMENTAL CONSIDERATIONS (pages I-13 through I-15) and
Item 8 - Note 2 of Notes to Consolidated Financial Statements on page II-14, which pages are incorporated herein by reference.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         None.

PART II
-------

Item 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The Company's common stock is held solely by DPL Inc.
and as a result is not listed for trading on any stock exchange.

          The information required by this item of Form 10-K is set forth in Item 8 - Selected Quarterly Information on page
II-25 and the Financial and Statistical Summary on page II-26, which pages are incorporated herein by reference.

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


Item 7 -               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                         AND RESULTS OF OPERATIONS
                                     The Dayton Power and Light Company

Performance Highlights                                           1994            1993            1992
-------------------------------------------------------------------------------------------------------



CAPITAL INVESTMENT PERFORMANCE:

Capital Structure (millions)
    Common shareholder's equity...........................$     1,160.3         1,049.2         1,022.0
    Preferred stock.......................................$        22.9           112.9           121.4
    Long-term debt........................................$     1,003.7         1,012.9           952.1
                                                                -------         -------         -------
      Total...............................................$     2,186.9         2,175.0         2,095.5

OPERATING PERFORMANCE:

Electric--
  Sales (millions of kWh)
    Residential............................................       4,465           4,558           4,260
    Commercial.............................................       3,068           3,006           2,896
    Industrial.............................................       4,388           4,089           3,938
    Other..................................................       2,298           3,023           2,960
                                                                -------         -------         -------
      Total................................................      14,219          14,676          14,054

  Revenues (millions)
    Residential...........................................$       390.5           373.8           326.5
    Commercial............................................$       218.1           200.1           180.9
    Industrial............................................$       228.5           206.0           189.7
    Other.................................................$       108.8           121.4           112.2
                                                                -------         -------         -------
      Total...............................................$       945.9           901.3           809.3
  Average price per kWh--retail and wholesale customers
    (calendar year) (cents)...............................         6.59            6.07            5.69

Gas--
  Sales (thousands of MCF)
    Residential............................................      27,911          28,786          27,723
    Commercial.............................................       8,081           8,468           8,642
    Industrial.............................................       3,150           3,056           4,914
    Other..................................................      18,056          16,572          14,213
                                                                -------         -------         -------
      Total................................................      57,198          56,882          55,492

  Revenues (millions)
    Residential...........................................$       157.2           161.3           127.5
    Commercial............................................$        42.4            44.3            36.2
    Industrial............................................$        14.9            14.9            18.6
    Other.................................................$        22.6            24.6            21.5
                                                                -------         -------         -------
      Total...............................................$       237.1           245.1           203.8

  Average price per MCF--all customers (calendar year)....$        5.44            5.42            4.36



Results of Operations
---------------------

    The 1994 earnings on common stock are $148 million compared to $135 million in 1993 and $133 million in 1992.

    In 1994, electric revenues increased 5% with a 2% growth in retail sales reflecting the continued strength of the West Central Ohio economy. In 1993, warm summer temperatures contributed to a 11% increase in electric revenues and a 5% increase in retail sales. Implementation of the second and third steps of the electric rate increase phased in at 6.4% in 1993 and 1994 also caused revenues to increase in both years.

    Gas revenues decreased 3% in 1994. An overall sales increase of 1% reflected strong sales to transportation gas customers despite mild temperatures in late 1994. The 20% increase in gas revenues in 1993 reflected significantly higher gas cost rates and the 6.2% increase in base rates in March 1992.

    Interest and other income includes interest income associated with federal income tax refunds of $3 million in 1994 and $6 million in 1993.

    Operating and administrative expenses decreased 13% in 1994 and increased 16% in 1993. Bond redemption costs of $23 million and $9 million were incurred in 1993 and 1992, respectively.

    Maintenance expense decreased 4% in 1994 and increased 18% in 1993 reflecting changes in the level of planned maintenance programs on the Company's production and distribution equipment.

    Regulatory assets recorded during the phase-in of electric rates are now being amortized over a seven year recovery period that began in 1994. Additionally, deferred interest charges on the William H. Zimmer Generating Station ("Zimmer") are being amortized at a rate of $3 million annually over the life of the plant.

    In conjunction with the Public Utilities Commission of Ohio ("PUCO")-approved electric phase-in plan, a baseline return of equity of 13% (subject to upward adjustment) was established for the Company. In the event the return exceeds the allowed return by between one to two percent, then one half of the excess return will be used to reduce the unrecovered cost of demand-side management programs, and any return that exceeds the allowed return by more than two percent will be entirely credited to these programs.

    Total income taxes increased in 1994 and 1993 resulting from higher pre-tax income. Additionally, in 1993, the corporate tax rate was increased to 35%, increasing income taxes by $3 million.

Credit Ratings
--------------

    In late 1994, the Company's first mortgage bond credit rating was upgraded to "AA" from "AA-" and preferred stock to "AA-" from "A+" by Duff and Phelps. The Company's senior debt credit ratings were also upgraded to "AA-" by Standard & Poor's and to "A1" by Moody's Investors Service earlier in 1994. These upgrades reflect the Company's strong financial performance, cost reductions and competitive position. Duff & Phelps had previously upgraded the Company's credit ratings in 1993.
During the first quarter of 1992, the Company's bond, preferred stock and commercial paper ratings were upgraded by all three credit rating agencies, reflecting the positive outcome of the Zimmer coal conversion project and rate settlement agreement. Each of these credit ratings is considered investment grade.


Construction Program and Financing
----------------------------------

    Construction additions were $94 million, $79 million and $58 million in 1994, 1993 and 1992, respectively. Construction additions are expected to total $552 million during 1995-1999. The construction program includes plans for the construction of a series of 75 MW combustion turbine generating units, the first of which is scheduled for completion in summer 1995. During this same period, a total of $76 million will be required for debt maturities and sinking funds for bonds and notes.

    During 1994, total cash provided by operating activities was $271 million. At year end, cash and temporary investments were $8 million.

    In March 1994, DPL Inc. issued 3,200,000 shares of common stock through a public offering. Proceeds from the sale were used in connection with the redemption of all outstanding shares of the Company's Preferred Stock Series D, E, F, H and I.

    During late 1992 and early 1993, the Company took advantage of favorable market conditions to reduce its cost of debt and extend maturities through early refundings. Overall, five new series of First Mortgage Bonds were issued, aggregating approximately $766 million with an average interest rate of 7.9%. The proceeds were used to redeem a similar principal amount of debt securities with an average interest rate of 8.7%.

    Issuance of additional amounts of First Mortgage Bonds by the Company is limited by provisions of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans. The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with its construction and refunding program during 1995-1999.

    DPL Inc. has a revolving credit agreement, renewable through 1999, which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. At year-end 1994 and 1993, DPL Inc. had no borrowings outstanding under this credit agreement.

    The Company also has $97 million available in short-term lines of credit. At year-end, the Company had no borrowings outstanding from these lines of credit and no commercial paper outstanding.

Issues and Financial Risks
--------------------------

    As a public utility, the Company is subject to processes which determine the rates it charges for energy services. Regulators determine which costs are eligible for recovery in the rate setting process and when the recovery will occur. They also establish the rate of return on utility investments which are valued under Ohio law based on historical costs.

    The utility industry is subject to inflationary pressures similar to those experienced by other capital-intensive industries. Because rates for regulated services are based on historical costs, cash flows may not cover the total future costs of providing services. Projected construction costs over the next five years average $110 million annually, which is less than the projected depreciation over the same period.

    The National Energy Policy Act allows the federal government to mandate access by others to a utility's transmission system and may accelerate competition in the supply of electricity.

    In January 1994, the Company, the Staff of the PUCO and the Office of the Ohio Consumers' Counsel submitted to the PUCO an agreement which resolves issues relating to the recovery of natural gas "transition costs" to be billed to the Company by interstate pipeline companies. The agreement, which was approved by the PUCO in July 1994, provides for the full recovery of these transition costs from customers. The interstate pipelines are continuing to file with the Federal Energy Regulatory Commission for authority to recover these transition costs, the exact magnitude of which has not been established.

    The Federal Environmental Protection Agency ("EPA") has notified numerous parties, including the Company, that they are considered "Potentially Responsible Parties" for clean up of four hazardous waste sites in Ohio. The EPA has estimated total costs of $56 million for its preferred clean-up plans at three of these sites and has not established an estimated cost for the fourth site. The final resolution of these investigations will not have a material effect on the Company's financial position, earnings or cash flow.

    Changing environmental regulations continue to increase the cost of providing service in the utility industry. The Clean Air Act Amendments of 1990 (the "Act") limit sulfur dioxide and nitrogen oxide emissions nationwide. The Act will restrict emissions in two phases with the Phase I compliance completed by 1995 and Phase II completed by 2000.

    In 1993, the PUCO approved the Company's Clean Air Act Compliance Plan. This plan outlines the methods by which the emission reduction requirements will be met. Overall compliance is projected to have a minimal 1% to 2% price impact. The Company anticipates that costs to comply with the Act will be eligible for recovery in future fuel hearings and other regulatory proceedings.



Income Statement Highlights
$ in millions                          1994      1993      1992
---------------------------------------------------------------
Electric Utility:
  Revenues.....................        $946      $901      $809
  Fuel used in production......         218       225       219
                                       ----      ----      ----
    Net revenues...............         728       676       590

Gas Utility:
  Revenues.....................         237       245       204
  Gas purchased for resale.....         151       156       118
                                       ----      ----      ----
    Net revenues...............          86        89        86

Interest and other income......           9        12         4
Operating and administrative...         157       181       155
Maintenance of equipment and
  facilities...................          86        90        76
Amortization (deferral) of
   regulatory assets, net......          11       (26)      (59)
Income taxes...................          96        76        64
Earnings on common stock.......         148       135       133

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements         Page No.
------------------------------------------         --------

Consolidated Statement of Results of
Operations for the three years in the
period ended December 31, 1994...............        II-8

Consolidated Statement of Cash Flows
for the three years in the period ended
December 31, 1994............................        II-9

Consolidated Balance Sheet as of
December 31, 1994 and 1993...................    II-10 - II-11

Notes to Consolidated Financial Statements...    II-12 - II-24

Reports of Independent Accountants...........    II-27 - II-28



Index to Supplemental Information                  Page No.
---------------------------------                  --------

Selected Quarterly
Information............................             II-25

Financial and Statistical
Summary................................             II-26


                                 The Dayton Power and Light Company

                          CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------
                                                                For the years ended December 31,
$ in millions                                                   1994          1993           1992
---------------------------------------------------------------------------------------------------


INCOME
Utility service revenues--
   Electric . . . . . . . . . . . . . . . . . . . . .         $  945.9      $  901.3       $  809.3
   Gas  . . . . . . . . . . . . . . . . . . . . . . .            237.1         245.1          203.8
   Steam  . . . . . . . . . . . . . . . . . . . . . .              7.3           7.3            6.7
                                                              -------------------------------------
      Total utility service revenues  . . . . . . . .          1,190.3       1,153.7        1,019.8

Interest and other income . . . . . . . . . . . . . .              9.4          12.0            3.8
                                                              -------------------------------------

      Total income  . . . . . . . . . . . . . . . . .          1,199.7       1,165.7        1,023.6
                                                              -------------------------------------
EXPENSES
Fuel used in electric and steam production  . . . . .            220.7         226.6          220.7
Gas purchased for resale  . . . . . . . . . . . . . .            150.8         156.4          117.6
Operating and administrative (Note 1)   . . . . . . .            156.8         180.8          155.2
Maintenance of equipment and facilities   . . . . . .             86.0          89.6           76.1
Depreciation and amortization   . . . . . . . . . . .            111.9         109.0          104.4
General taxes   . . . . . . . . . . . . . . . . . . .            120.6         111.7          108.2
Interest expense  . . . . . . . . . . . . . . . . . .             93.5          97.4           94.3
Amortization (deferral) of regulatory assets, net . .             10.9         (25.8)         (58.7)
                                                              -------------------------------------
      Total Operating Expenses  . . . . . . . . . . .            951.2         945.7          817.8
                                                              -------------------------------------
Operating Income  . . . . . . . . . . . . . . . . . .            248.5         220.0          205.8

Income taxes   . . . . . . . .. . . . . . . . . . . .             96.1          76.4           63.8
                                                              -------------------------------------
Net Income  . . . . . . . . . . . . . . . . . . . . .            152.4         143.6          142.0

Preferred dividends   . . . . . . . . . . . . . . . .              4.7           8.7            9.4
                                                              -------------------------------------

Earnings on Common Stock  . . . . . . . . . . . . . .         $  147.7      $  134.9       $  132.6
                                                              =====================================



See Notes to Consolidated Financial Statements.


                                  The Dayton Power and Light Company

                                 CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------
                                                                   For the years ended December 31,
$ In millions                                                     1994           1993           1992
------------------------------------------------------------------------------------------------------



OPERATING ACTIVITIES
  Cash received from utility customers  . . . . . . . . . .     $1,201.4       $1,140.0       $1,006.3
  Other operating cash receipts . . . . . . . . . . . . . .          9.9           13.0            4.4
  Cash paid for:
     Fuel and purchased power . . . . . . . . . . . . . . .       (226.0)        (216.6)       (234.0)
     Purchased gas  . . . . . . . . . . . . . . . . . . . .       (142.8)        (146.9)       (137.5)
     Operation and maintenance labor  . . . . . . . . . . .        (88.3)         (80.3)        (84.2)
     Nonlabor operating expenditures  . . . . . . . . . . .       (168.9)        (218.4)       (144.2)
     Interest (net of amounts capitalized)  . . . . . . . .        (92.4)         (86.9)        (97.0)
     Income taxes . . . . . . . . . . . . . . . . . . . . .       (100.7)         (46.6)        (44.4)
     Property, excise and payroll taxes . . . . . . . . . .       (121.1)        (111.1)        (98.4)
                                                                --------       --------       --------
   Net cash provided by operating activities  . . . . . . .        271.1          246.2          171.0
                                                                --------       --------       --------

INVESTING ACTIVITIES
  Net cash used for property expenditures . . . . . . . . .        (94.4)         (88.6)         (61.5)
                                                                ---------      --------       --------

FINANCING ACTIVITIES
  Dividends paid on common stock  . . . . . . . . . . . . .       (103.7)        (107.8)        (103.6)
  Dividends paid on preferred stock . . . . . . . . . . . .         (5.4)          (8.8)          (9.4)
  Retirement of long-term debt  . . . . . . . . . . . . . .         (9.2)        (439.2)        (321.0)
  Retirement of preferred stock . . . . . . . . . . . . . .        (94.2)          (8.5)          (4.3)
  Issuance of long-term debt  . . . . . . . . . . . . . . .            -          446.0          320.4
  Retirement of short-term debt . . . . . . . . . . . . . .        (25.0)         (37.0)         (21.9)
  Receipt of funds on deposit with trustee  . . . . . . . .            -              -           21.7
  Capital contribution  . . . . . . . . . . . . . . . . . .         63.1              -              -
                                                                --------       --------       --------
   Net cash used for financing activities . . . . . . . . .       (174.4)        (155.3)        (118.1)
                                                                --------       --------       --------

  Cash and temporary cash investments

   Net change . . . . . . . . . . . . . . . . . . . . . . .          2.3            2.3           (8.6)
   Balance at beginning of year . . . . . . . . . . . . . .          6.0            3.7           12.3
                                                                --------       --------       --------
   Balance at end of year . . . . . . . . . . . . . . . . .     $    8.3       $    6.0       $    3.7
                                                                ========       ========       ========




See Notes to Consolidated Financial Statements.





                                     The Dayton Power and Light Company

                                         CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------
                                                                          At December 31,
$ in millions                                                      1994                     1993
--------------------------------------------------------------------------------------------------



ASSETS
Electric property and plant  . . . . . . . . . . . . .           $2,961.5                 $2,923.8
Gas property and plant . . . . . . . . . . . . . . . .              251.8                    240.1
Steam and other property and plant . . . . . . . . . .               38.6                     38.3
Construction work in progress  . . . . . . . . . . . .               68.5                     35.8
                                                                 --------                 --------
                                                                  3,320.4                  3,238.0
Less--
 Accumulated depreciation and amortization . . . . . .           (1,043.8)                  (950.6)
                                                                 --------                 --------
    Net property and plant . . . . . . . . . . . . . .            2,276.6                  2,287.4
                                                                 --------                 --------

CURRENT ASSETS
Cash and temporary cash investments (at cost)  . . . .                8.3                      6.0
Accounts receivable, less provision for uncollectible
   accounts of $7.8 and $9.1, respectively . . . . . .               99.8                    130.1
Inventories, at average cost . . . . . . . . . . . . .               83.3                     85.4
Taxes applicable to subsequent years . . . . . . . . .               78.3                     72.8
Gas costs recoverable  . . . . . . . . . . . . . . . .                  -                     23.1
Prepaid utility excise tax . . . . . . . . . . . . . .               17.9                     15.9
Prepayments and other  . . . . . . . . . . . . . . . .               11.7                     28.8
                                                                 --------                 --------
   Total current assets  . . . . . . . . . . . . . . .              299.3                    362.1
                                                                 --------                 --------
OTHER ASSETS
Income taxes recoverable through future
   revenues (Note 3) . . . . . . . . . . . . . . . . .              249.3                    269.1
Regulatory deferrals (Note 2)  . . . . . . . . . . . .              168.8                    169.8
Other assets . . . . . . . . . . . . . . . . . . . . .              153.0                    122.9
                                                                 --------                 --------
   Total other assets  . . . . . . . . . . . . . . . .              571.1                    561.8
                                                                 --------                 --------

Total Assets . . . . . . . . . . . . . . . . . . . . .           $3,147.0                 $3,211.3
                                                                 ========                 ========









                                The Dayton Power and Light Company

                                    CONSOLIDATED BALANCE SHEET
                                            (continued)

--------------------------------------------------------------------------------------------------
                                                                          At December 31,
$ in millions                                                      1994                     1993
--------------------------------------------------------------------------------------------------



CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity-- (Note 8)
 Common stock  . . . . . . . . . . . . . . . . . . . .           $    0.4                 $    0.4
 Other paid-in capital . . . . . . . . . . . . . . . .              738.5                    675.2
 Earnings reinvested in the business . . . . . . . . .              421.4                    373.6
                                                                 --------                 --------
   Total common shareholder's equity . . . . . . . . .            1,160.3                  1,049.2
                                                                 --------                 --------
Preferred stock-- (Note 9)
 Without mandatory redemption provisions . . . . . . .               22.9                     82.9
 With mandatory redemption provisions  . . . . . . . .                  -                     30.0
Long-term debt (Note 5)  . . . . . . . . . . . . . . .            1,003.7                  1,012.9
                                                                 --------                 --------
   Total capitalization  . . . . . . . . . . . . . . .            2,186.9                  2,175.0
                                                                 --------                 --------

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .               75.6                    113.7
Short-term debt (Note 6) . . . . . . . . . . . . . . .                  -                     25.0
Current portion of first mortgage bonds
 and preferred stock . . . . . . . . . . . . . . . . .                4.7                      9.0
Accrued taxes  . . . . . . . . . . . . . . . . . . . .              123.5                    113.6
Accrued interest . . . . . . . . . . . . . . . . . . .               20.7                     21.1
Other  . . . . . . . . . . . . . . . . . . . . . . . .               31.7                     56.1
                                                                 --------                 --------
   Total current liabilities . . . . . . . . . . . . .              256.2                    338.5
                                                                 --------                 --------

DEFERRED CREDITS AND OTHER
Deferred taxes (Note 3)  . . . . . . . . . . . . . . .              530.6                    536.2
Unamortized investment tax credit  . . . . . . . . . .               81.2                     84.9
Other  . . . . . . . . . . . . . . . . . . . . . . . .               92.1                     76.7
                                                                 --------                 --------
   Total deferred credits and other  . . . . . . . . .              703.9                    697.8
                                                                 --------                 --------

Total Capitalization and Liabilities . . . . . . . . .           $3,147.0                 $3,211.3
                                                                 ========                 ========



See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The accounts of the Company and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. The consolidated financial statements principally reflect the results of operations and financial condition of the Company. The results of operations of the Company's subsidiaries currently do not have a material impact on the consolidated results.


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

The Company records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of (in millions) $13.1 in 1994 and $30.0 in 1993.


OPERATING AND ADMINISTRATIVE

Operating and administrative expenses include $22.8 million in 1993 and $9.1 million in 1992 of redemption premiums and other costs relating to the refinancing of various bond issues.


PROPERTY AND PLANT, MAINTENANCE AND DEPRECIATION

Property and plant is shown at its original cost. Cost includes direct labor and material, allocable overhead costs and allowance for funds used during construction ("AFC"). AFC is reflected in the Consolidated Statement of Results of Operations in Interest and other income and amounts to (in millions) $0.5 in 1993 and $0.3 in 1992.

When a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation. Maintenance costs and replacements of minor items of property are charged to expense.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at a rate of 3.4% for 1994, 1993 and 1992.

INCOME TAXES

Income taxes are deferred under the liability method in accordance with the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" effective in 1993. Under the liability method, deferred income taxes are provided for all differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues. Investment tax credits, previously deferred, are being amortized over the lives of the related properties.

CONSOLIDATED STATEMENT OF CASH FLOWS

The temporary cash investments presented on this Statement consist of liquid investments with an original maturity of three months or less.

RECLASSIFICATIONS

Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation.

----------------------------------------------------------------
2.  REGULATORY MATTERS

    Pursuant to the 1992 PUCO-approved settlement agreement ("Agreement") among the Company and various consumer groups, the third and final phase of the electric rate increase of 6.4% took effect in January 1994. Deferrals (including carrying charges) during the phase-in period of $28.1 million in 1993 and $57.7 million in 1992 were capitalized as Regulatory assets on the Consolidated Balance Sheet and are being recovered over a seven year period that began in 1994. Amortization, net of additional carrying charges, was $9.8 million in 1994.

    This settlement included an agreement by the Company to undertake cost-effective demand-side management ("DSM") programs with an average annual cost of $15 million for four years commencing in 1992. The amount recovered in rates was $4.6 million in 1992. This amount increased to $7.8 million in 1993 and subsequent years. The difference between expenditures and amounts recovered through rates is deferred as a Regulatory asset and is eligible for future recovery in accordance with existing PUCO rulings.

    Regulatory assets also include interest charges on Zimmer which were previously deferred pursuant to PUCO approval.
Amounts are being amortized at $2.8 million per year over the life of Zimmer.

Regulatory assets on the Consolidated Balance Sheet were:

                                             At December 31,
                                             1994       1993
                                           -------    -------
                                              --millions--

Phase-in                                   $ 75.9     $ 85.8
DSM                                          31.9       20.3
Deferred interest-Zimmer                     61.0       63.7
                                           ------      -----
  Total                                    $168.8     $169.8
                                           ======     ======

    The Agreement established a baseline return on equity for the Company of 13% (subject to upward adjustment). In the event that the return exceeds the allowed return by between one to two percent, then one half of the excess return will be used to reduce the unrecovered cost of DSM programs, and any return that exceeds the allowed return by more than two percent will be entirely credited to these programs.


----------------------------------------------------------------------------------------------------------
3.  INCOME TAXES

                                                                          For the years ended December 31,
$ in millions                                                              1994         1993         1992
-------------                                                             --------------------------------


COMPUTATION OF TAX EXPENSE
Statutory income tax rate   . . . . . . . . . . . . . . . . . . . .           35%         35%          34%
Federal income tax (statutory rates applied to pre-tax income before preferred dividends and before tax expenses included
   in Regulatory assets)  . . . . . . . . . . . . . . . . . . . . .        $ 87.0       $77.0        $70.4

Increases (decreases) in tax from -
   Regulatory assets  . . . . . . . . . . . . . . . . . . . . . . .           2.2        (6.1)       (11.8)
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .          10.4        10.2          9.3
   Investment tax credit amortized  . . . . . . . . . . . . . . . .          (3.7)       (3.0)        (3.0)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.2        (1.7)         0.3
                                                                           -------------------------------
      Total Tax Expense . . . . . . . . . . . . . . . . . . . . . .        $ 96.1       $76.4        $65.2
                                                                           ===============================

COMPONENTS OF TAX EXPENSE
Taxes currently payable . . . . . . . . . . . . . . . . . . . . . .        $103.4       $54.3        $31.9
Deferred taxes--
   Regulatory assets  . . . . . . . . . . . . . . . . . . . . . . .           1.6         7.1          9.2
   Liberalized depreciation and amortization  . . . . . . . . . . .          16.9        17.6         18.6
   Property taxes . . . . . . . . . . . . . . . . . . . . . . . . .          (6.1)       (6.1)        (5.9)
   Fuel and gas costs . . . . . . . . . . . . . . . . . . . . . . .         (12.7)        5.8         10.5
   Other . . . . .  . . . . . . . . . . . . . . . . . . . . . . . .          (3.4)        0.2          4.4
Deferred investment tax credit, net . . . . . . . . . . . . . . . .          (3.6)       (2.5)        (3.5)
                                                                           -------------------------------
      Total Tax Expense   . . . . . . . . . . . . . . . . . . . . .        $ 96.1       $76.4        $65.2
                                                                           ===============================
CLASSIFICATION OF TAX EXPENSE
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 96.1       $76.4        $63.8
Regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . .             -          -           1.4
                                                                           -------------------------------
      Total Tax Expense . . . . . . . . . . . . . . . . . . . . . .        $ 96.1       $76.4        $65.2
                                                                           ===============================

                      COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES
                                                                        At December 31,
                                                                      1994          1993
                                                                     ----------------------
                Depreciation/property basis . . . . . . . . . .      $(437.0)      $(429.6)
                Income taxes recoverable. . . . . . . . . . . .        (88.9)        (57.4)
                Regulatory assets . . . . . . . . . . . . . . .        (57.0)        (93.8)
                Investment tax credit . . . . . . . . . . . . .         28.4          29.7
                Other . . . . . . . . . . . . . . . . . . . . .         23.9          14.9
                                                                     -------       --------
                   Net non-current liability. . . . . . . . . .      $(530.6)      $(536.2)
                                                                     =======       =======
                   Net current asset (liability)  . . . . . . .      $   2.3       $ (13.4)
                                                                     =======       =======



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

In developing the amounts in the following tables, an interest rate of 6.25% was used in 1994 and 6.0% was used in 1993 and 1992. Actual returns on plan assets for 1994, 1993 and 1992 were 0.9%, 6.2% and 8.8%, respectively.
Increases in compensation levels approximating 5% were used for all years.

The following table presents the components of pension cost (portions of which were capitalized):

$ in millions                                                               1994      1993      1992
-------------                                                               --------------------------


Service cost - benefits earned   . . . . . . . . . . . . . . . . . . . .    $  6.1    $  5.4    $  4.3
Interest cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13.4      12.0      12.5
Expected return on plan assets of 7.5% in each year  . . . . . . . . . .     (18.2)    (16.9)    (15.2)
Net amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1.5)     (2.0)     (2.6)
                                                                            ---------------------------
    Net pension cost . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (0.2)   $ (1.5)   $ (1.0)
                                                                            ===========================

The following table sets forth the plans' funded status and amounts recorded in Other assets on the
Consolidated Balance Sheet at December 31:



$ in millions                                                                1994      1993
-------------                                                                ----------------


Plan assets at fair value (a) . . .. . . . . . . . . . . . . . . . . . .    $247.6    $255.0
Actuarial present value of projected benefit obligation  . . . . . . . .     229.9     230.6
                                                                            ----------------
Plan assets in excess of projected benefit obligation  . . . . . . . . .    $ 17.7    $ 24.4

Unamortized transition obligation  . . . . . . . . . . . . . . . . . . .     (23.8)    (28.0)
Prior service cost . . . . . . . . . . . . . . . . . . . . . . . . . . .      20.2      22.9
Changes in plan assumptions and actuarial gains and losses . . . . . . .      32.8      25.1
                                                                            ----------------
Net pension assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 46.9    $ 44.4
                                                                            ================

Vested benefit obligation    . . . . . . . . . . . . . . . . . . . . . .    $179.7    $183.9
Accumulated benefit obligation without projected wage increases  . . . .    $211.1    $207.4

(a) Invested in guaranteed investment contracts, fixed income investments and equities including
    $22.4 million and $22.5 million of DPL Inc. common stock in 1994 and 1993, respectively.

                                                         II-16


B. POSTRETIREMENT BENEFITS

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

The following table sets forth the accumulated postretirement benefit amounts at December 31:

$ in millions                                                                   1994        1993
-------------                                                                   -----       -----


Accumulated postretirement benefit obligation:
   - retirees and dependents . . . . . . . . . . . . . . . . . . .              $61.4       $63.1
   - active employees  . . . . . . . . . . . . . . . . . . . . . .                1.1         1.2
                                                                                -----       -----
       Total                                                                     62.5        64.3

Unamortized transition obligation  . . . . . . . . . . . . . . . .              (24.8)      (27.7)
Actuarial gains and loses  . . . . . . . . . . . . . . . . . . . .                3.0           -
                                                                                -----       -----
Accrued postretirement benefit liability . . . . . . . . . . . . .              $40.7       $36.6
                                                                                =====       =====

The following table presents the components of postretirement benefit costs:

$ in millions                                                                   1994        1993
-------------                                                                   -----       -----
Interest cost  . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 3.7       $ 3.7
Net amortization . . . . . . . . . . . . . . . . . . . . . . . . .                3.0         3.0
                                                                                -----       -----
Postretirement benefit cost  . . . . . . . . . . . . . . . . . . .              $ 6.7       $ 6.7
                                                                                =====       =====

The assumed health care cost trend rate used in measuring the unfunded accumulated postretirement benefit obligation is 15% for 1994 and decreases to 8% by 2004.  A one percentage point increase in each future year's assumed health care trend rate would increase postretirement benefit cost by $0.4 million annually and would increase the accumulated postretirement benefit obligation by $6.1 million.  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% in
1994 and 6.0% in 1993.












---------------------------------------------------------------------------------------------------
5.  COMMONLY OWNED FACILITIES

The Company owns certain electric generating and transmission facilities as tenants in common with other Ohio utilities.  Each utility is obligated to pay its ownership share of construction and operation costs of each facility.  As of December 31, 1994, the Company had $12.8 million of commonly owned facilities under construction.  The Company's share of expenses is included in the
Consolidated Statement of Results of Operations.

The following table presents the Company's share of the commonly owned facilities:


                                                        Company Share              Investment
                                                 ---------------------------     ---------------
                                                                  Production        Plant in
                                                 Ownership         Capacity         Service
                                                 -----------------------------------------------
                                                    (%)             (MW)         ($ in millions)


Production Units:
   Beckjord Unit 6  . . . . . . . . . . . . .       50.0             210               50
   Conesville Unit 4  . . . . . . . . . . . .       16.5             129               30
   East Bend Station  . . . . . . . . . . . .       31.0             186              149
   Killen Station . . . . . . . . . . . . . .       67.0             402              406
   Miami Fort Units 7 & 8 . . . . . . . . . .       36.0             360              113
   Stuart Station . . . . . . . . . . . . . .       35.0             820              236
   Zimmer Station . . . . . . . . . . . . . .       28.1             365              985
Transmission (at varying percentages) . . . .                                          66


---------------------------------------------------------------------------------------------------
6.  NOTES PAYABLE AND COMPENSATING BALANCES

DPL Inc., the Company's parent company, has $200 million available through a revolving credit agreement.  This agreement with a consortium of banks is renewable through 1999.  Commitment fees are approximately $350,000 per year, depending upon the aggregate unused balance of the loan.

At December 31, 1994, DPL Inc. had no outstanding borrowings under this credit agreement.

The Company also has $97.1 million available in short-term informal lines of credit.  To support these lines of credit, the Company is required to maintain average daily compensating balances of approximately $700,000 and also pay $168,000 per year in fees.

At year-end, the Company had no borrowings from these lines of credit and no commercial paper outstanding.




-----------------------------------------------------------------------------------------------
7.  LONG-TERM DEBT

                                                                              At December 31,
$ in millions                                                               1994          1993
-------------                                                           ----------------------
First mortgage bonds maturing:


        1997            5-5/8%  . . . . . . . . . . . . . . . . . .     $   40.0      $   40.0
        1998            6.87% and 7.06% (a) . . . . . . . . . . . .         26.4          29.0
        1999-2003       8.16% and 8.41% (a) . . . . . . . . . . . .         43.0          49.0
        2022-2026       8.14% . . . . . . . . . . . . . . . . . . .        671.0         671.0
        Pollution control series maturing through 2027 - 7.97%  . .        218.4         218.8
                                                                        ----------------------
                                                                           998.8       1,007.8

        Unamortized debt discount and premium (net) . . . . . . . .         (2.5)         (2.5)
                                                                        ----------------------
                                                                            996.3      1,005.3
Mortgage note due in installments through 2012-10.0%  . . . . . . .           7.4          7.6
                                                                        ----------------------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,003.7     $1,012.9
                                                                        ======================

(a)  Weighted average interest rates for 1994 and 1993, respectively.

The amounts of maturities and mandatory redemptions for first mortgage bonds are (in millions)
$4.7 in 1995 and 1996, $40.5 in 1997, $25.4 in 1998 and 0.4 in 1999.  Substantially all
property and plant of the Company is subject to the mortgage lien securing first mortgage bonds.












-------------------------------------------------------------------------------------------------------------
8.  COMMON SHAREHOLDER'S EQUITY


                                        Common Stock (a)
                                      ---------------------       Other Paid-in         Earnings
                                      Outstanding               Capital (premium,     Reinvested in
$ in millions                           Shares       Amount      net of expense)      the Business     Total
------------------------------------------------------------------------------------------------------------


1992:
  Beginning Balance  . . . . . . .   41,172,173      $  0.4          $674.8              $320.7     $  995.9
  Net income . . . . . . . . . . .                                                        142.0        142.0
  Common stock dividends . . . . .                                                       (103.6)      (103.6)
  Preferred stock dividends  . . .                                                         (9.4)        (9.4)
  Other  . . . . . . . . . . . . .                                      0.2                (3.1)        (2.9)
                                     -----------------------------------------------------------------------
Ending balance . . . . . . . . . .   41,172,173      $  0.4          $675.0              $346.6     $1,022.0

1993:
  Net income . . . . . . . . . . .                                                        143.6        143.6
  Common stock dividends . . . . .                                                       (107.7)      (107.7)
  Preferred stock dividends  . . .                                                         (8.7)        (8.7)
  Other  . . . . . . . . . . . . .                                      0.2                (0.2)          -
                                     -----------------------------------------------------------------------
Ending balance . . . . . . . . . .   41,172,173      $  0.4          $675.2              $373.6     $1,049.2

1994:
  Net income . . . . . . . . . . .                                                        152.4        152.4
  Common stock dividends . . . . .                                                       (103.7)      (103.7)
  Preferred stock dividends  . . .                                                         (4.7)        (4.7)
  Contribution to capital  . . . .                                     63.1                   -         63.1
  Other  . . . . . . . . . . . . .                                      0.2                 3.8          4.0
                                     -----------------------------------------------------------------------
Ending balance . . . . . . . . . .   41,172,173      $  0.4          $738.5              $421.4     $1,160.3
                                     =======================================================================


(a)  50,000,000 shares authorized



















----------------------------------------------------------------------------------------------
9.  PREFERRED STOCK

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value,
4,000,000 shares authorized, 228,508 shares outstanding.

                                                       Without Mandatory        With Mandatory
                                                          Redemption              Redemption
                                                          Provisions            Provisions (a)
                                                       -----------------------------------------
              Current      Exercised       Current                  ($ in millions)
Series/      Redemption    Redemption      Shares        At December 31,        At December 31,
 Rate          Price         Price       Outstanding   1994        1993         1994       1993
-----------------------------------------------------------------------------------------------



A 3.75%       $102.50             -          93,280    $ 9.3       $ 9.3
B 3.75%       $103.00             -          69,398      7.0         7.0
C 3.90%       $101.00             -          65,830      6.6         6.6
D 7.48%             -       $103.23               -        -        15.0
E 7.70%             -       $101.00               -        -        20.0
F 7.375%            -       $101.00               -        -        25.0
H 8-5/8%            -       $101.00               -                                 -      $12.0
I 9-3/8%            -       $101.00               -                                 -       18.0
                                            -------    ----        ----         -----      -----
Total                                       228,508    $22.9       $82.9            -      $30.0

(a)  Exclusive of sinking fund payment due within one year.


The shares without mandatory redemption provisions may be redeemed at the option of the Company at the per share prices indicated, plus accrued dividends.

Mandatory and optional redemptions (at par) of outstanding shares of Series H and I were 40,000 and 45,000, respectively, in both 1994 and 1993.

In 1994, the Company redeemed all outstanding shares of its Preferred Stock Series D, E, F, H and I.















------------------------------------------------------------------------------------------------
10. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                For the years ended December 31,
$ in millions                                                     1994       1993        1992
------------------------------------------------------------------------------------------------


   Net income . . . . . . . . . . . . . . . . . . . . . . .       $152.4     $143.6      $142.0
   Adjustments for non-cash items:
     Depreciation and amortization  . . . . . . . . . . . .        111.9      109.0       104.4
     Deferred income taxes  . . . . . . . . . . . . . . . .         (7.3)      22.1        31.9
     Amortization (deferral) of regulatory assets, net  . .         10.9      (25.8)      (58.7)
   Changes in working capital:
     Accounts receivable and unbilled revenue . . . . . . .         30.3       (3.8)       (0.3)
     Accounts payable . . . . . . . . . . . . . . . . . . .        (41.1)      23.4        (1.5)
     Deferred gas costs . . . . . . . . . . . . . . . . . .         28.7       (7.9)      (28.8)
     Accrued interest . . . . . . . . . . . . . . . . . . .         (0.4)       8.7        (4.4)
     Other  . . . . . . . . . . . . . . . . . . . . . . . .          7.7       11.7       (11.8)
   DSM deferred costs . . . . . . . . . . . . . . . . . . .        (14.4)     (20.3)       (2.2)
   Other operating activities . . . . . . . . . . . . . . .         (7.6)     (14.5)        0.4
                                                                  -----------------------------
   Net cash provided by operating activities  . . . . . . .       $271.1     $246.2      $171.0
                                                                  =============================































----------------------------------------------------------------------------------------------
11. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

                                                              For the years ended December 31,
$ in millions                                                    1994       1993        1992
----------------------------------------------------------------------------------------------


Utility service revenues
     Electric . . . . . . . . . . . . . . . . . . . . .        $  945.9   $  901.3    $  809.3
     Gas  . . . . . . . . . . . . . . . . . . . . . . .           237.1      245.1       203.8
     Other  . . . . . . . . . . . . . . . . . . . . . .             7.3        7.3         6.7
                                                               -------------------------------
Total utility service revenues  . . . . . . . . . . . .         1,190.3    1,153.7     1,019.8
Interest and other income . . . . . . . . . . . . . . .             9.4       12.0         3.8
                                                               -------------------------------
   Total income . . . . . . . . . . . . . . . . . . . .        $1,199.7   $1,165.7    $1,023.6
                                                               ===============================
Operating profit before tax
     Electric . . . . . . . . . . . . . . . . . . . . .        $  325.2   $  310.8    $  284.7
     Gas  . . . . . . . . . . . . . . . . . . . . . . .            10.3       19.9        22.1
     Other  . . . . . . . . . . . . . . . . . . . . . .            (0.7)       0.9         0.5
                                                               -------------------------------
Total operating profit before tax . . . . . . . . . . .           334.8      331.6       307.3
Other income, net (a) . . . . . . . . . . . . . . . . .             7.3      (14.2)       (7.2)
Interest expense  . . . . . . . . . . . . . . . . . . .           (93.5)     (97.4)      (94.3)
                                                               -------------------------------
   Operating income . . . . . . . . . . . . . . . . . .        $  248.6   $  220.0    $  205.8
                                                               ===============================
Depreciation and amortization
     Electric . . . . . . . . . . . . . . . . . . . . .        $  104.8   $  102.4    $   97.9
     Gas  . . . . . . . . . . . . . . . . . . . . . . .             6.2        5.7         5.6
     Other  . . . . . . . . . . . . . . . . . . . . . .             0.9        0.9         0.9
                                                               -------------------------------
   Total depreciation and amortization  . . . . . . . .        $  111.9   $  109.0    $  104.4
                                                               ===============================

Construction additions
     Electric . . . . . . . . . . . . . . . . . . . . .        $   82.1   $   66.3    $   46.6
     Gas  . . . . . . . . . . . . . . . . . . . . . . .            11.6       11.9        11.0
     Other  . . . . . . . . . . . . . . . . . . . . . .             0.3        0.3         0.1
                                                               --------   --------    --------
   Total construction additions . . . . . . . . . . . .        $   94.0   $   78.5    $   57.7
                                                               ===============================
Assets
     Electric . . . . . . . . . . . . . . . . . . . . .        $2,772.3   $2,822.5    $2,522.8
     Gas  . . . . . . . . . . . . . . . . . . . . . . .           201.7      236.0       219.5
     Other (b)  . . . . . . . . . . . . . . . . . . . .           173.0      152.8       124.4
                                                               -------------------------------
   Total assets at year end . . . . . . . . . . . . . .        $3,147.0   $3,211.3    $2,866.7
                                                               ===============================

(a) Includes primarily interest income less bond redemption costs in 1993 and 1992.
(b) Includes primarily cash, temporary cash investments and certain deferred items.




----------------------------------------------------------------------------------------------
12.  Fair Value of Financial Instruments
                                                         At December 31,
                                                 1994                        1993
                                          ---------------------       ------------------------
$ in millions                             Fair Value       Cost       Fair Value        Cost
----------------------------------------------------------------------------------------------
                                              $            $              $             $


Assets
------
  Available for sale equity securities       31.2           25.1         24.4            18.2
  Held to maturity securities,
  including temporary cash investments
  of $13.3 in 1994 and $6.5 in 1993 (a)      44.3           44.8         34.2            33.5

Liabilities
-----------
  Debt (b)                                  960.0        1,008.5      1,115.9         1,042.6

Capitalization
--------------
  Preferred stock with mandatory
   redemptions (b)                              -              -         34.6            34.3

  (a)  Contractual maturities range from 1995 to 2005.
  (b)  Includes current maturities.

Available for sale marketable equity securities are carried at market; the remaining financial instruments are carried at cost.  The fair value is based upon quoted market prices or securities with similar characteristics.







                                         SELECTED QUARTERLY INFORMATION


                                                             For the three months ended

                                            March 31,         June 30,        September 30,      December 31,
$ in millions                            1994      1993     1994     1993     1994    1993       1994     1993
--------------------------------------------------------------------------------------------------------------
                                          $         $        $        $        $        $         $        $



Utility service revenues  . . . .       372.7     346.4    257.9    238.7    264.0    262.6     295.7    306.0
Income before income taxes  . . .        93.1      81.9     56.5     47.2     57.3     56.2      41.6     34.7
Net income  . . . . . . . . . . .        56.2      54.8     35.9     32.5     34.6     34.3      25.7     22.0
Earnings on common stock  . . . .        54.1      52.5     33.7     30.4     34.4     32.2      25.5     19.8
Dividends paid  . . . . . . . . .        29.0      26.9     20.5     26.9     24.6     27.0      29.6     27.0















                                  FINANCIAL AND STATISTICAL SUMMARY

                                                  1994         1993       1992       1991       1990
-----------------------------------------------------------------------------------------------------


FOR THE YEARS ENDED DECEMBER 31,
Utility service revenues (millions)  . . .  $   1,190.3      1,153.7    1,019.8      998.0      948.0
Earnings on common stock (millions)  . . .  $     147.7        134.9      132.6      117.7      152.0
Earnings per share of common stock . . . .  $      3.59         3.28       3.22       2.86       3.69
Dividends paid (millions). . . . . . . . .  $     103.7        107.8      103.6      111.8       82.3


Electric sales (millions of kWh)--
  Residential  . . . . . . . . . . . . . .        4,465        4,558      4,260      4,571      4,125
  Commercial . . . . . . . . . . . . . . .        3,068        3,006      2,896      2,945      2,738
  Industrial . . . . . . . . . . . . . . .        4,388        4,089      3,938      3,949      3,958
  Other  . . . . . . . . . . . . . . . . .        2,298        3,023      2,960      1,850      1,807
                                                -------      -------    -------    -------    --------
    Total  . . . . . . . . . . . . . . . .       14,219       14,676     14,054     13,315     12,628

Gas sales (thousands of MCF)--
  Residential  . . . . . . . . . . . . . .       27,911       28,786     27,723     26,594     25,486
  Commercial . . . . . . . . . . . . . . .        8,081        8,468      8,642      8,368      8,259
  Industrial . . . . . . . . . . . . . . .        3,150        3,056      4,914      6,014      5,934
  Other  . . . . . . . . . . . . . . . . .        2,909        3,171      3,402      3,187      3,076
  Transportation gas delivered . . . . . .       15,147       13,401     10,811      8,494      8,093
                                                -------      -------    -------    -------    -------
    Total  . . . . . . . . . . . . . . . .       57,198       56,882     55,492     52,657     50,848

AT DECEMBER 31,
Total assets (millions)  . . . . . . . . .  $   3,147.0      3,211.3    2,866.7    2,851.5    2,800.7
Long-term debt and preferred stock with
  mandatory redemption provisions
  (millions) . . . . . . . . . . . . . . .  $   1,003.7      1,042.9      990.6    1,039.2    1,047.5

First mortgage bond ratings--
  Duff & Phelps, Inc.  . . . . . . . . . .          AA           AA-         A+       BBB+       BBB+
  Standard & Poor's Corporation  . . . . .          AA-           A          A        BBB+       BBB+
  Moody's Investors Service  . . . . . . .          A1           A2         A2         A3         A3

NUMBER OF SHAREHOLDERS
Preferred  . . . . . . . . . . . . . . . .          795        1,873      1,969      2,034      2,100











                Report of Independent Accountants
                ---------------------------------


To the Board of Directors and Shareholder of The Dayton Power and Light Company

         In our opinion, the consolidated financial statements listed in the index, appearing under Item 8 on page II-7 of this Form 10-K, present fairly, in all material respects, the financial position of The Dayton Power and Light Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 18, 1995

                Report of Independent Accountants
                on Financial Statement Schedules
                --------------------------------




To the Board of Directors of The Dayton Power and Light Company

Our audits of the consolidated financial statements of The Dayton Power and Light Company and its subsidiaries referred to in our report dated January 18, 1995 appearing on page II-27 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this
Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 18, 1995

Item 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


PART III
--------

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

Directors of the Registrant
---------------------------

        The Board is presently authorized to consist of nine directors. These nine directors are also directors of DPL Inc., the holding company of the Company. Nine directors are to be elected this year to serve until the Annual Meeting of Shareholders in 1996 or until their successors are duly elected and qualified. Should any nominee become unable to accept nomination or election, the Board will vote for the election of such other person as a director as the present directors may recommend in the place of such nominee.


        The following information regarding the nominees is based on information furnished by them:

                                                        Director
Principal Occupation and Other Information               Since
------------------------------------------              --------

THOMAS J. DANIS, Age 45                                   1989
  Former Chairman and Chief Executive Officer,
  The Danis Companies, Dayton, Ohio,
  construction, real estate and environmental services.
  Director:  CSR America Inc.
  Trustee:  University of Dayton, Dayton Business
  Committee, Dayton Foundation.

JAMES F. DICKE, II, Age 49                                1990
  President, Crown Equipment Corporation,
  New Bremen, Ohio, international manufacturer and distributor of electric lift trucks and material handling products.
  Director: Regional Boys and Girls Clubs of America, Plaid Holdings Company.
  Vice Chairman:  Trinity University Board of
  Trustees.
  Secretary:  Culver Educational Foundation.


                              III-1

PETER H. FORSTER, Age 52                                  1979
  Chairman, President and Chief Executive Officer,
  DPL Inc.; Chairman, The Dayton Power and Light
  Company.
  Chairman:  Miami Valley Research Foundation.
  Director:  Bank One, Dayton, NA, Amcast
  Industrial Corp., Comair Holdings, Inc.
  Trustee:  F. M. Tait Foundation,
  MedAmerica Health Systems Corp., Dayton Business
  Committee, Arts Center Foundation.

ERNIE GREEN, Age 56                                       1991
  President and Chief Executive Officer, Ernie Green
  Industries, Dayton, Ohio, automotive components manufacturer.
  Director:  Bank One, Dayton, NA, Day-Med Health
  Maintenance Plan, Inc., WPTD-TV, The Duriron
  Company.
  Trustee:  Central State University, Dayton Area
  Chamber of Commerce, The Ronald McDonald Childrens
  Charities.

JANE G. HALEY, Age 64                                     1978
  President, Gosiger, Inc., Dayton, Ohio,
  national importer and distributor
  of machine tools.
  Director:  Society Bank, NA, Advisory
  Board, Dayton, Ohio.
  Trustee:  University of Dayton, Chaminade-
  Julienne High School, Dayton, Ohio.
  Member:  Area Progress Council.

ALLEN M. HILL, Age 49                                     1989
  President and Chief Executive Officer,
  The Dayton Power and Light Company.
  Director:  Citizens Federal Bank, F.S.B.,
  Dayton Boys/Girls Club, Miami Valley
  Regional Planning Commission, Ohio Electric
  Utility Institute.
  Trustee:  The University of Dayton, Hipple Cancer
  Research Center.

W AUGUST HILLENBRAND, Age 54                              1992
  President and Chief Executive Officer, Hillenbrand
  Industries, Batesville, Indiana, a diversified public holding company with seven wholly-owned and autonomously operated subsidiaries manufacturing caskets, hospital furniture, hospital supplies, high-tech security locks and providing funeral planning services.
  Director:  Forecorp, Inc., Forethought Life
  Insurance Company.
  Trustee:  Denison University, National
  Committee for Quality Health Care, Batesville
  Girl Scouts.

                              III-2

DAVID R. HOLMES, Age 54                                   1994
  Chairman, President and Chief Executive
  Officer, The Reynolds and Reynolds Company,
  Dayton, Ohio, information management systems.
  Director:  Bank One, Dayton, NA.
  Advisor:  J.L. Kellogg Graduate School of
  Management, Northwestern University.
  Co-Chair:  Downtown Dayton Partnership.
  Member:  Dayton Business Committee, Area
  Progress Council.

BURNELL R. ROBERTS, Age 67                                1987
  Chairman, Sweetheart Holdings, Inc.
  Retired Chairman of the Board and Chief Executive
  Officer, The Mead Corporation, Dayton, Ohio, forest products producer.
  Director:  Armco, Inc., National City Corporation,
  The Perkin-Elmer Corporation, Rayonier, Inc.
  Universal Protective Plastics, Inc.



































                              III-3


                         EXECUTIVE OFFICERS OF THE REGISTRANT
                                 (As of March 1, 1995)


                                 Business Experience,
                                    Last Five Years
                              (Positions with Registrant
Name                    Age     Unless Otherwise Indicated)             Dates
---------------------   ---    -----------------------------     ------------------




Peter H. Forster         52    Chairman                          4/06/92 -  3/01/95
                               Chairman, President and Chief     4/05/88 -  3/01/95
                                 Executive Officer, DPL Inc.
                               Chairman and Chief Executive      8/02/88 -  4/06/92
                                 Officer

Allen M. Hill            49    President and Chief Executive     4/06/92 -  3/01/95
                                 Officer
                               President and Chief Operating     8/02/88 -  4/06/92
                                 Officer

Paul R. Anderson         52    Controller                        4/12/81 -  3/01/95

Stephen P. Bramlage      48    Assistant Vice President          1/01/94 -  3/01/95
                               Director, Service Operations     10/29/89 -  1/01/94

Robert M. Combs          49    Vice President                    5/09/94 -  3/01/95
                               Treasurer                         3/17/93 -  5/09/94
                               Director, J. M. Stuart            9/16/91 -  3/17/93
                                 Electric Generating Station
                               United States Navy
                               Production Officer,               8/01/88 -  9/16/91
                                 Charleston Naval Shipyard

Georgene H. Dawson       45    Assistant Vice President          1/01/94 -  3/01/95
                               Director, Service Operations      4/03/92 -  1/01/94
                               Service Center Manager            6/11/89 -  4/03/92

Jeanne S. Holihan        38    Assistant Vice President          3/17/93 -  3/01/95
                               Treasurer                        11/06/90 -  3/17/93
                               Director, Financial               4/01/90 - 11/06/90
                                 Administration and Planning
                               Manager, Financial                4/02/89 -  4/01/90
                                 Administration and Planning












                                         III-4


                         EXECUTIVE OFFICERS OF THE REGISTRANT
                                (As of March 1, 1995)


                                 Business Experience,
                                   Last Five Years
                              (Positions with Registrant
Name                    Age     Unless Otherwise Indicated)             Dates
---------------------   ---    -----------------------------     ------------------



Thomas M. Jenkins        43    Group Vice President and          5/09/94 -  3/01/95
                                 Treasurer, DPL Inc. and
                                 the Company
                               Group Vice President,            11/06/90 -  5/09/94
                                 Group Vice President and
                                 Treasurer, DPL Inc.
                               Vice President and Treasurer,    11/01/88 - 11/06/90
                                 DPL Inc. and the Company

Stephen F. Koziar, Jr.   50    Group Vice President and          1/31/95 -  3/01/95
                                 Secretary, DPL Inc. and
                                 the Company
                               Group Vice President,            12/10/87 -  1/31/95
                                 DPL Inc. and the Company

Judy W. Lansaw           43    Group Vice President,             1/31/95 -  3/01/95
                                 DPL Inc. and the Company
                               Group Vice President and         12/07/93 -  1/31/95
                                 Secretary, DPL Inc. and
                                 the Company
                               Vice President and                8/01/89 - 12/07/93
                                 Secretary, DPL Inc. and
                                 the Company

Bryce W. Nickel          38    Assistant Vice President          1/01/94 -  3/01/95
                               Director, Service Operations     10/29/89 -  1/01/94

H. Ted Santo             44    Group Vice President             12/08/92 -  3/01/95
                               Vice President                    2/28/88 - 12/08/92


















                                        III-5

Item 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS
-------------------------

         Directors of the Company who are not employees receive $12,000 annually for services as a director, $600 for attendance at a Board meeting, and $500 for attendance at a committee meeting or operating session, of DPL Inc. and the Company. Members of the Executive Committee of DPL Inc. receive $2,000 annually for services on that committee. Each committee chairman receives an additional $1,600 annually. Directors who are not employees of the Company also participate in a Directors' Deferred Stock Compensation Plan (the "Stock Plan") under which a number of DPL Inc. common shares are awarded to directors each year. All shares awarded under the Stock Plan are transferred to a grantor trust (the "Master Trust") maintained by DPL Inc. to secure its obligations under various directors' and officers' deferred and incentive compensation plans. Receipt of the shares or cash equal to the value thereof is deferred until the participant retires as a director or until such other time as designated by the participant and approved by the Compensation and Management Review Committee (the "Committee") of DPL Inc. In the event of a change of control (as defined in the Stock Plan), the authority and discretion which is exercisable by the Committee, will be exercised by the trustees of the Master Trust. In April 1994, each non-employee director was awarded 1,500 shares.

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








                                     III-6

EXECUTIVE OFFICER COMPENSATION
------------------------------

Summary Compensation Table
--------------------------

         Set forth below is certain information concerning the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for the last three fiscal years, for services rendered in all capacities to the Company and its subsidiaries, DPL Inc., and the other subsidiaries of DPL Inc.




                                                       Long-Term
                                                      Compensation
                                    Annual          ----------------
                                 Compensation          Restricted
                               -----------------       Stock Unit        All Other
Name and Principal             Salary    Bonus(1)      Awards(2)      Compensation(3)
     Position           Year    ($)       ($)            ($)                ($)
------------------      ----   ------    --------   ----------------  ---------------



Peter H. Forster        1994   526,000   318,000    708,000 ('95-97)       1,000
  Chairman              1993   496,000   298,000    580,000 ('94-96)       1,000
                        1992   496,000   298,000    436,000 ('93-95)           0

Allen M. Hill           1994   336,000   205,000    333,000 ('95-97)       1,000
  President and Chief   1993   315,000   193,000    249,000 ('94-96)       1,000
  Executive Officer     1992   294,000   180,000    183,000 ('93-95)           0


Stephen F. Koziar, Jr.  1994   198,000    91,000    124,000 ('95-97)       1,000
  Group Vice President  1993   189,000    86,000    103,000 ('94-96)       1,000
  and Secretary         1992   181,000    83,000     86,000 ('93-95)           0

Thomas M. Jenkins       1994   188,000    87,000    239,000 ('95-97)       1,000
  Group Vice President  1993   172,000    81,000    188,000 ('94-96)       1,000
  and Treasurer         1992   150,000    72,000    150,000 ('93-95)           0

H. Ted Santo            1994   173,000    81,000    142,000 ('95-97)       1,000
  Group Vice President  1993   151,000    73,000    192,000 ('94-96)       1,000
                        1992   129,000    64,000    153,000 ('93-95)           0


------------------------




(1) Amounts in this column represent awards made under the Management Incentive Compensation Program ("MICP"). Awards are based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.




                                     III-7

(2) Amounts shown in this column have not been paid, but are contingent on performance and represent the dollar value of restricted stock incentive units ("SIU's") awarded to the named executive officer under the Management Stock Incentive Plan ("MSIP") based on the closing price of a DPL Inc. common share on the New York Stock Exchange--Consolidated Transactions Tape on the date of award. The SIU's awarded for 1992, 1993 and 1994 vest only to the extent that the DPL Inc. average return on equity ("ROE") over a three-year performance period is above the RRA industry median.

      Depending on the performance of DPL Inc., these SIU's vest in amounts ranging from 0% to 100% of the target award at an ROE between 0 and 100 basis points above median ROE and from 100% to 150% of target award at an ROE between 100 and 200 basis points above median ROE. No units vest if the three-year average ROE is below 10%. Amounts shown for 1992, 1993 and 1994 reflect target awards. For each SIU which vests, a participant receives the cash equivalent of one DPL Inc. common share plus dividend equivalents from the date of award. Prior to payout at retirement, an individual may elect to convert a portion of vested SIU's to a cash equivalent and accrue interest thereon. All payouts of vested SIU's under the MSIP are deferred until retirement.

(3) Amounts in this column represent employer matching contributions on behalf of each named executive under the DP&L Employee Savings Plan made to the DPL Inc. Employee Stock Ownership Plan.

Certain Severance Pay Agreements
--------------------------------

      DPL Inc. entered into severance pay agreements with each of Messrs. Forster, Hill, Koziar, Jenkins and Santo providing for the payment of severance benefits in the event that the individual's employment with DPL Inc. or its subsidiaries is terminated under specified circumstances within three years after a change in control of DPL Inc. or DP&L (generally, defined as the acquisition of 15% or more of the voting securities or certain mergers or other business combinations). The agreements entered into between 1987 and 1991 require the individuals to remain with DPL Inc. throughout the period during which any change of control is pending in order to help put in place the best plan for the shareholders. The principal severance benefits under each agreement include payment of the following: (i) the individual's full base salary and accrued benefits through the date of termination and any awards for any completed or partial period under the MICP and the individual's award for the current period under the MICP (or for a completed period if no award for that period has yet been determined) fixed at an amount equal to his average annual award for the preceding three years; (ii) 300% of the sum of the individual's annual base salary at the rate in effect on the date of termination (or, if higher, at the rate in effect as of the time of the change in control) plus the average amount awarded to the individual under the MICP for the three preceding years; (iii) all awarded or earned but unpaid SIU's; and (iv) continuing medical, life, and disability insurance. In the event any payments under these agreements are subject to an excise tax under the Internal



                                     III-8

Revenue Code of 1986, the payments will be adjusted so that the total payments received on an after-tax basis will equal the amount the individual would have received without imposition of the excise tax. The severance pay agreements are effective for one year but are automatically renewed each year unless
DPL Inc. or the participant notifies the other one year in advance of its or his intent not to renew. DPL Inc. has agreed to secure its obligations under the severance pay agreements by transferring required payments to the Master Trust.

Pension Plans
-------------

      The following table sets forth the estimated total annual benefits payable under the Company retirement income plan and the supplemental executive retirement plan to executive officers at normal retirement date (age 65) based upon years of accredited service and final average annual compensation (including base and incentive compensation) for the three highest years during the last ten:

                              Total Annual Retirement Benefits for
                             Years of Accredited Service at Age 65
          Final Average      --------------------------------------
         Annual Earnings     10 Years      15 Years      20-30 Years
         ---------------     --------      --------      -----------
           $  200,000        $ 53,000      $ 79,000       $105,500
              400,000         110,000       164,500        219,500
              600,000         167,000       250,000        333,500
              800,000         224,000       335,500        447,500
            1,000,000         281,000       421,000        561,500


         The years of accredited service for the named executive officers are Mr. Forster -- 30 yrs.; Mr. Hill -- 25 yrs.; Mr. Koziar -- 25 yrs.;
Mr. Jenkins -- 17 yrs. and Mr. Santo -- 19 yrs. Years of service under the retirement income plan are capped at 30 years, however, the retirement and supplemental plans, taken together, can provide full benefits after 20 years of accredited service. Benefits are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers. For each year an individual retires prior to age 62, benefits under the supplemental plan are reduced by 3% or 21% for early retirement at age 55.












                                     III-9

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's stock is beneficially owned by DPL Inc.

         Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each director of the Company as of January 31, 1995.
                                                   Amount and Nature of
              Name of Director                   Beneficial Ownership (1)
              ----------------                   ------------------------
             Incumbent Directors
             -------------------
             Thomas J. Danis                          17,821 shares
             James F. Dicke, II                       58,689 shares
             Peter H. Forster                         21,474 shares
             Ernie Green                              14,762 shares
             Jane G. Haley                            26,673 shares
             Allen M. Hill                            20,175 shares
             W August Hillenbrand                      7,663 shares
             David R. Holmes                           1,670 shares
             Burnell R. Roberts                       16,334 shares

    Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each executive officer of the Company named in the Summary Compensation Table (other than executive officers who are directors of the Company whose security ownership is found above) as of January 31, 1995.

                                                   Amount and Nature of
           Name of Executive Officer             Beneficial Ownership (1)
           -------------------------             ------------------------

             Stephen F. Koziar, Jr.                   6,979 shares
             Thomas M. Jenkins                        5,175 shares
             H. Ted Santo                             1,713 shares

(1) The number of shares shown represents in each instance less than 1% of the outstanding Common Shares of DPL Inc.

    There were 212,245 shares or 0.20% of the total number of Common Shares beneficially owned by all directors and executive officers of DPL Inc. and the Company as a group at January 31, 1995. The number of shares shown for the directors includes Common Shares transferred to the Master Trust for non-employee directors pursuant to the Directors' Deferred Stock Compensation Plan.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.





                                     III-10

PART IV
-------

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K

          (a) Documents filed as part of the Form 10-K


      1.  Financial Statements
          --------------------

              See Item 8 - Index to Financial Statements on page
              II-7, which page is incorporated herein by reference.


       2.  Financial Statement Schedule
           ----------------------------

       For the three years in the period ended December 31,
       1994:
                                                          Page
                                                           No.
                                                          ----

       Schedule II - Valuation and qualifying accounts    IV-7



       The information required to be submitted in Schedules I, III and IV is omitted as not applicable or not required under rules of Regulation S-X.

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

4(k)   Copy of the Thirty-Ninth Supplemental            Exhibit 4(k) to
       Indenture dated as of January 15, 1993,          Registration Statement
       between the Company and The Bank of New York,    No. 33-57928
       Trustee.......................................

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

10(c)  Copy of Supplemental Executive Retirement       Exhibit 10(f) to Report
       Plan amended August 6, 1991...................  on Form 10-K for the
                                                       year ended December 31
                                                       1991 (File No. 1-2385)

10(d)  Amended description of Directors' Deferred      Exhibit 10(d) to Report
       Stock Compensation Plan effective               on Form 10-K for the
       January 1, 1993...............................  year ended December 31,
                                                       1993 (File No. 1-2385)

10(e)  Amended description of Deferred Compensation    Exhibit 10(e) to Report
       Plan for Non-Employee Directors effective       on Form 10-K for the
       January 1, 1993...............................  year ended December 31,
                                                       1993 (File No. 1-2385)

10(f)  Copy of Management Stock Incentive Plan         Exhibit 10(f) to Report
       amended January 1, 1993.......................  on Form 10-K for the
                                                       year ended December 31,
                                                       1993 (File No. 1-2385)

18     Copy of preferability letter relating to        Exhibit 18 to Report
       change in accounting for unbilled revenues      on Form 10-K for the
       from Price Waterhouse.........................  year ended December 31,
                                                       1988 (File No. 1-2385)

21     Copy of List of Subsidiaries of the Company...  Exhibit 21 to Report on
                                                       Form 10-K for the year
                                                       ended December 31, 1993
                                                       (File No. 1-2385)

       (b)  Reports on Form 8-K
            -------------------
            None

                             SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE DAYTON POWER AND LIGHT COMPANY

                               Registrant


March 28, 1995                          Peter H. Forster
                               ----------------------------------
                                        Peter H. Forster
                                            Chairman


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Paul R. Anderson       Controller (principal    March 28, 1995
-------------------------    accounting officer)
     (P. R. Anderson)


                             Director                 March   , 1995
-------------------------
     (T. J. Danis)


                             Director                 March   , 1995
-------------------------
     (J. F. Dicke, II)


      Peter H. Forster       Director and Chairman    March 28, 1995
-------------------------    (principal executive
     (P. H. Forster)          officer)



      Ernie Green            Director                 March 29, 1995
-------------------------
     (E. Green)

                            Director                  March   , 1995
-------------------------
     (J. G. Haley)


     Allen M. Hill          Director, President and   March 29, 1995
-------------------------   Chief Executive Officer
    (A. M. Hill)


                            Director                  March   , 1995
-------------------------
    (W A. Hillenbrand)


    David R. Holmes         Director                  March 30, 1995
-------------------------
    (D. R. Holmes)


     Thomas M. Jenkins      Group Vice President      March 30, 1995
-------------------------   and Treasurer
    (T. M. Jenkins)          (principal financial
                              officer)


     Burnell R. Roberts     Director                  March 30, 1995
-------------------------
    (B. R. Roberts)


                                                                                      Schedule II



                                    THE DAYTON POWER AND LIGHT COMPANY
                                    VALUATION AND QUALIFYING ACCOUNTS

                           For the years ended December 31, 1994, 1993 and 1992

--------------------------------------------------------------------------------------------------------
                COLUMN A                    COLUMN B          COLUMN C           COLUMN D     COLUMN E
--------------------------------------------------------------------------------------------------------
                                                              Additions
                                           Balance at    -------------------                   Balance
                                           Beginning     Charged to             Deductions     at End
               Description                 of Period       Income      Other       (1)        of Period
--------------------------------------------------------------------------------------------------------
                                           ------------------------thousands----------------------------


1994:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $  9,122       $ 1,553      $ -        $2,874       $ 7,801


1993:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 10,461       $ 1,353      $  -       $2,692      $  9,122


1992:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 11,510       $ 1,675      $  -       $2,724      $ 10,461



(1) Amounts written off, net of recoveries of accounts previously written off.
















