Form 10-Q
period 1995-03-31
DAYTON POWER & LIGHT CO
filed 1995-05-15
CIK 27430

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

                               OR

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

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

                         (513) 224-6000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X       NO
                         ----          ----

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value            41,172,173 Shares
     ----------------------------            -----------------
         (Title of each class)        (Outstanding at March 31, 1995)

               THE DAYTON POWER AND LIGHT COMPANY

                              INDEX


                                                       Page No.
                                                       --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations  1

          Consolidated Statement of Cash Flows             2

          Consolidated Balance Sheet                       3

          Notes to Consolidated Financial Statements       5

          Operating Statistics                             7


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 9


Part II - Other Information                               11

Signatures                                                12

         CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

               The Dayton Power and Light Company


                                          Three Months Ended
                                               March 31
                                          ------------------
                                             1995     1994
                                             ----     ----
                                              --thousands--
Income
- ------
Utility service revenues ---
  Electric                                 $256,075 $250,298
  Gas                                        97,187  118,876
  Steam                                       2,906    3,547
                                          --------- --------
      Total utility service revenues        356,168  372,721

Interest and other income                     1,545    1,357
                                          --------- --------
      Total Income                          357,713  374,078
                                          --------- --------
Expenses
- --------
Fuel used in electric and steam production   64,147   58,681
Gas purchased for resale                     63,019   79,215
Operation and maintenance                    51,150   60,108
Depreciation and amortization                28,059   27,900
General taxes                                31,181   28,995
Interest expense                             23,221   23,484
Amortization (deferral) of regulatory
  assets,net                                  2,725    2,630
                                          --------- --------
      Total Expenses                        263,502  281,013
                                          --------- --------
Income Before Income Taxes                   94,211   93,065

Income Taxes                                 34,887   36,847
                                          --------- --------
Net Income                                   59,324   56,218

Preferred Dividends                             217    2,120
                                          --------- --------
Earnings on Common Stock                  $  59,107 $ 54,098
                                          ========= ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              CONSOLIDATED STATEMENT OF CASH FLOWS

               The Dayton Power and Light Company


                                         Three Months Ended
                                              March 31
                                         ------------------
                                             1995    1994
                                             ----    ----
                                            --thousands--
Operating Activities
- --------------------
  Cash received from utility customers    $344,238 $355,790
  Other operating cash receipts              2,509    1,330
  Cash paid for:
     Fuel and purchased power              (61,472) (57,443)
     Purchased gas                         (33,621) (53,057)
     Operation and maintenance labor       (25,103) (25,111)
     Nonlabor operating expenditures       (40,770) (46,399)
     Interest (net of amounts capitalized) (23,094) (23,365)
     Income taxes                           12,028       (4)
     Property, excise and payroll taxes    (49,516) (45,710)
                                          -------- --------
  Net cash provided by operating
    activities                             125,199  106,031
                                          -------- --------
Investing Activities
- --------------------
  Net cash used for property
    expenditures and other                 (22,708) (17,195)
                                          -------- --------
Financing Activities
- --------------------
Dividends paid on common and preferred
  stock                                    (33,153) (31,120)
Retirement of short-term debt                    -  (25,000)
Retirement of long-term debt                   (42)     (38)
                                          -------- --------
  Net cash used for financing activities   (33,195) (56,158)
                                          -------- --------
  Net increase in cash and temporary cash
    investments                             69,296   32,678

Cash and temporary cash investments at
  beginning of period                        8,297    5,980
                                         --------- --------
Cash and temporary cash investments at
  end of period                          $  77,593 $ 38,658
                                         ========= ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.


                   CONSOLIDATED BALANCE SHEET

               The Dayton Power and Light Company

                                            At           At
                                         March 31,   December 31,
                                           1995         1994
                                         --------    -----------
                                             --thousands--
ASSETS
- ------
Electric property and plant              $2,974,248  $2,961,563
Gas property and plant                      252,172     251,751
Steam and other property and plant           38,703      38,571
Construction work in progress                69,879      68,549
                                         ----------  ----------
                                          3,335,002   3,320,434

Less--
    Accumulated depreciation and
      amortization                       (1,066,709) (1,043,779)
                                         ----------  ----------
  Net property and plant                  2,268,293   2,276,655
                                         ----------  ----------
Current Assets
- --------------
Cash and temporary cash investments          77,593       8,297
Accounts receivable, less provision
  for uncollectible accounts                111,478      99,785
Inventories, at average cost                 72,885      83,345
Taxes applicable to subsequent years         49,772      78,289
Prepaid utility excise tax                   35,856      17,928
Prepayments and other                        10,669      11,627
                                         ----------  ----------
  Total current assets                      358,253     299,271
                                         ----------  ----------
Other Assets
- ------------
Income taxes recoverable through
  future revenues                           246,535     249,330
Regulatory assets (Note 1)                  167,791     168,844
Other assets                                158,586     152,950
                                         ----------  ----------
  Total other assets                        572,912     571,124
                                         ----------  ----------
Total Assets                             $3,199,458  $3,147,050
                                         ==========  ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   CONSOLIDATED BALANCE SHEET
                           (continued)
               The Dayton Power and Light Company

                                               At          At
                                            March 31,  December 31,
                                              1995        1994
                                            --------   -----------
                                               --thousands--
CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization
- --------------
Common shareholder's equity--
  Common stock                           $      412  $      412
  Other paid-in capital                     738,540     738,494
  Earnings reinvested in the business       447,690     421,410
                                         ----------  ----------
     Total common shareholder's equity    1,186,642   1,160,316

Preferred stock--
  Without mandatory redemption provisions    22,851      22,851
Long-term debt                            1,003,710   1,003,736
                                         ----------  ----------
     Total capitalization                 2,213,203   2,186,903
                                         ----------  ----------
Current Liabilities
- -------------------
Accounts payable                             77,689      75,650
Current portion of first mortgage bonds       4,730       4,730
Accrued taxes                               133,376     123,491
Accrued interest                             20,395      20,713
Gas costs refundable                         17,169       5,635
Other                                        22,065      26,055
                                         ----------  ----------
     Total current liabilities              275,424     256,274
                                         ----------  ----------
Deferred Credits and Other
- --------------------------
Deferred taxes                              536,496     530,630
Unamortized investment tax credit            81,688      81,212
Other                                        92,647      92,031
                                         ----------  ----------
     Total deferred credits and other       710,831     703,873
                                         ----------  ----------
Total Capitalization and Liabilities     $3,199,458  $3,147,050
                                         ==========  ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

           Notes to Consolidated Financial Statements

1.   Regulatory assets on the balance sheet consist of:

                                         March 31,      Dec. 31,
                                           1995           1994
                                           ----           ----
                                               --millions--
     Phase-in                             $ 73.4         $ 75.9
     Demand-Side Management                 34.1           31.9
     Deferred interest - Zimmer             60.3           61.0
                                          ------         ------
       Total                              $167.8         $168.8
                                          ======         ======

2.   Statement of Cash Flow Reconciliation

     Reconciliation of Net Income to Net Cash Provided by
       Operating Activities:

                                            Three Months Ended
                                                March 31
                                            1995        1994
                                            ----        ----
                                              --millions--

Net Income                               $ 59.3         $ 56.2
Adjustments for non-cash items:
  Depreciation and amortization            28.1           27.9
  Deferred income taxes                     5.0           (4.0)
  Taxes applicable to subsequent years     28.6           26.1
  Amortization (deferral) of regulatory
    assets, net                             2.7            2.6
Changes in Working Capital:
  Accounts receivable and unbilled
    revenue                               (11.7)         (13.9)
  Accounts payable                          6.0          (23.0)
  Other                                    14.1           31.5
Other operating activities                 (6.9)           2.6
                                         ------         ------
Net cash provided by operating
  activities                             $125.2         $106.0
                                         ======         ======

3. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

4. The consolidated financial statements in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                      OPERATING STATISTICS

               The Dayton Power and Light Company



                                            Three Months Ended
                                                 March 31
                                            ------------------
                                              1995      1994
                                              ----      ----

Electric
- --------
Sales (millions of kWh) --
  Residential                                 1,346    1,426
  Commercial                                    772      749
  Industrial                                  1,096    1,039
  Other                                       1,020      544
                                            -------  -------
     Total                                    4,234    3,758

Revenues (thousands of dollars)--
  Residential                               110,309  115,575
  Commercial                                 53,837   53,005
  Industrial                                 56,045   55,170
  Other                                      35,885   26,548
                                            -------  -------
     Total                                  256,076  250,298

Other Electric Statistics--
  Average price per kWh--retail and
    wholesale customers (cents)                5.99     6.60
  Fuel cost per net kWh generated (cents)      1.34     1.47
  Electric customers at end of period       471,596  465,934
  Average kWh use per residential customer    3,194    3,417
  Peak demand--maximum one hour use (mw),
    (net)                                     2,508    2,747


                      OPERATING STATISTICS
                           (continued)

               The Dayton Power and Light Company

                                            Three Months Ended
                                                 March 31
                                            ------------------
                                               1995    1994
                                               ----    ----

Gas
- ---
Sales (millions of mcf) --
  Residential                                12,771   14,753
  Commercial                                  3,545    4,284
  Industrial                                  1,225    1,894
  Other                                       1,196    1,415
  Transportation gas delivered                5,453    5,177
                                            -------  -------
     Total                                   24,190   27,523

Revenues (thousands of dollars) --
  Residential                                65,472   79,004
  Commercial                                 17,344   21,905
  Industrial                                  5,839    8,797
  Other                                       8,532    9,170
                                            -------  -------
     Total                                   97,187  118,876

Other Gas Statistics --
  Average price per mcf--retail customers
    (dollars)                                  5.03     5.21
  Gas customers at end of period            291,315  287,640

Degree Days (based on calendar month) --

  Heating                                     2,831    3,194
  Cooling                                         0        0



 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The Company's earnings for the first quarter of 1995 increased $5.0 million compared to the first quarter of 1994. Successful efforts in the areas of cost containment, productivity and efficiency contributed to the first quarter financial results. Mild winter weather kept overall retail electric sales flat, but sales to business customers continued to grow, up 4% over the first quarter of 1994. This is strong evidence of the continuing economic expansion in West Central Ohio.

     An analysis of the financial condition and results of operation for the first quarter ended March 31, 1995 and 1994 is discussed below.


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

     As of March 31, 1995, the Company's cash and temporary cash investment balance was $77.6 million.

     The Company has available to it $97 million in short-term informal lines of credit. As of March 31, 1995, the Company had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of March 31, 1995, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1995-1999.

Results of Operations
- ---------------------

     Electric revenues increased by $5.8 million for the first quarter of 1995. Sales to other public utilities increased revenues by $8.3 million over the first quarter of 1994, which offset lower residential revenues resulting from mild winter temperatures. Revenues from business customers increased by $1.7 million reflecting good economic conditions in the area.

     Gas revenues and gas purchased for resale decreased
$21.7 million and $16.2 million, respectively, from the corresponding quarter last year. The decrease reflects a decline of 12% in gas sales due primarily to mild winter temperatures.

     Operation and maintenance expense decreased $9.0 million in the first quarter of 1995 as compared to 1994. This variance was due to decreased benefits and claims costs as well as a company-wide cost reduction effort.

     General taxes increased $2.2 million from the first quarter of 1994. This increase includes higher property taxes resulting from increased tax rates and increased public utility excise tax.

     Preferred stock dividends decreased $1.9 million from the same period last year due to redemptions of several series of stock in 1994.

                   Part II.  Other Information
                   ---------------------------

Item 5.  Other Information.


Rate Regulations and Government Legislation
- -------------------------------------------

     On March 29, 1995, the Federal Energy Regulatory Commission ("FERC") issued a Notice of Proposed Rulemaking ("NOPR") that seeks comments on FERC's initiative to create a more competitive wholesale electric power market. In this NOPR, FERC announced its intention to require all electric utilities that own or control transmission facilities to file open access transmission service tariffs. Open access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. A final order on this rulemaking is anticipated by December 1995.

Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)





Date      May 9, 1995        /s/ Paul R. Anderson
          -----------        ----------------------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)



Date      May 9, 1995        /s/ Thomas M. Jenkins
          -----------        ----------------------------------
                             Thomas M. Jenkins
                             Group Vice President and Treasurer
                             (Principal Financial Officer)