Form 10-Q
period 1995-06-30
DAYTON POWER & LIGHT CO
filed 1995-08-10
CIK 27430

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value           41,172,173 Shares
     ----------------------------           -----------------
        (Title of each class)         (Outstanding at June 30, 1995)

                  THE DAYTON POWER AND LIGHT COMPANY

                                 INDEX


                                                       Page No.
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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                      Three Months       Six Months
                                         Ended             Ended
                                        June 30           June 30
                                     -------------     -------------
                                     1995     1994     1995     1994
                                     ----     ----     ----     ----
                                     --thousands--     --thousands--
Income
------
Utility service revenues--
  Electric                        $234,844 $226,310  $490,919 $476,608
  Gas                               30,641   30,422   127,828  149,298
  Steam                              1,063    1,167     3,969    4,714
                                   -------  -------   -------  -------
   Total utility service revenues  266,548  257,899   622,716  630,620

Interest and other income            3,323    5,762     4,868    7,119
                                   -------  -------   -------  -------
     Total Income                  269,871  263,661   627,584  637,739
                                   -------  -------   -------  -------
Expenses
--------
Fuel used in electric and steam
  production                        59,554   54,749  123,701  113,430
Gas purchased for resale            17,614   17,572   80,633   96,787
Operation and maintenance           55,750   52,096  106,901  112,203
Depreciation and amortization       28,154   27,805   56,213   55,704
General taxes                       30,915   28,870   62,096   57,865
Interest expense                    23,297   23,307   46,517   46,792
Amortization of regulatory
  assets, net                        2,794    2,682    5,519    5,312
                                   -------  -------  -------  -------
     Total Expenses                218,078  207,081  481,580  488,093
                                   -------  -------  -------  -------
Income Before Income Taxes          51,793   56,580  146,004  149,646

Income Taxes                        18,032   20,741   52,919   57,589
                                   -------  -------  -------  -------
Net Income                          33,761   35,839   93,085   92,057

Preferred Dividends                    217    2,111      434    4,231
                                   -------  -------  -------  -------
Earnings on Common Stock          $ 33,544 $ 33,728 $ 92,651 $ 87,826
                                   =======  =======  =======  =======

Set Notes to Consolidated Financial Statements.
These interim statements are unaudited.


                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company


                                                Six Months
                                                   Ended
                                                  June 30
                                               -------------
                                               1995     1994
                                               ----     ----
                                               --thousands--
Operating Activities
--------------------
  Cash received from utility customers     $642,794  $651,463
  Other operating cash receipts               5,655     7,153
  Cash paid for:
     Fuel and purchased power             (120,023) (120,333)
     Purchased gas                         (74,315)  (87,772)
     Operation and maintenance labor       (44,678)  (45,437)
     Nonlabor operating expenditures       (76,287)  (80,838)
     Interest (net of amounts
       capitalized)                        (43,125)  (46,051)
     Income taxes                          (38,304)  (42,910)
     Property, excise and payroll taxes    (71,362)  (65,559)
                                           -------   -------
  Net cash provided by operating
    activities                             180,355   169,716
                                           -------   -------
Investing Activities
--------------------
  Net cash used for property
    expenditures and other                 (42,708)  (32,232)
                                           -------   -------
Financing Activities
--------------------
Dividends paid on common and
  preferred stock                          (66,733)  (54,365)
Retirement of short-term debt                    -   (25,000)
Retirement of long-term debt                (3,145)   (3,137)
Retirement of preferred stock                    -   (94,249)
Capital contribution                             -    63,184
                                           -------   -------
  Net cash used for financing
    activities                             (69,878) (113,567)
                                           -------   -------
  Net increase in cash and temporary
    cash investments                        67,769    23,917

Cash and temporary cash investments
  at beginning of period                     8,297     5,980
                                           -------   -------
Cash and temporary cash investments
  at end of period                        $ 76,066  $ 29,897
                                           =======   =======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                              At            At
                                           June 30,       Dec. 31,
                                             1995          1994
                                           --------       --------
                                                --thousands--
ASSETS
------

Property and Plant
------------------
Electric property and plant              $3,013,482  $2,961,563
Gas property and plant                      257,017     251,751
Steam and other property and plant           38,545      38,571
Construction work in progress                41,490      68,549
                                          ---------   ---------
                                          3,350,534   3,320,434

Less--
    Accumulated depreciation and
      amortization                       (1,088,108) (1,043,779)
                                          ---------   ---------
  Net property and plant                  2,262,426   2,276,655
                                          ---------   ---------
Current Assets
--------------
Cash and temporary cash investments          76,066       8,297
Accounts receivable, less provision
  for uncollectible accounts                 73,726      99,785
Inventories, at average cost                 71,823      83,345
Taxes applicable to subsequent years         74,903      78,289
Prepayments and other                         9,217      29,555
                                          ---------   ---------
  Total current assets                      305,735     299,271
                                          ---------   ---------
Other Assets
------------
Income taxes recoverable through
  future revenues                           243,661     249,330
Regulatory assets (Note 1)                  165,216     168,844
Other assets                                171,715     152,950
                                          ---------   ---------
  Total other assets                        580,592     571,124
                                          ---------   ---------
Total Assets                             $3,148,753  $3,147,050
                                          =========   =========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company

                                              At           At
                                           June 30,      Dec.31,
                                             1995         1994
                                           --------      -------
                                               --thousands--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholder's equity--
  Common stock                           $      412  $      412
  Other paid-in capital                     738,587     738,494
  Earnings reinvested in the business       416,122     421,410
                                          ---------   ---------
     Total common shareholder's equity    1,155,121   1,160,316

Preferred stock--
  Without mandatory redemption
    provisions                               22,851      22,851
Long-term debt                            1,001,903   1,003,736
                                          ---------   ---------
     Total capitalization                 2,179,875   2,186,903
                                          ---------   ---------
Current Liabilities
-------------------
Accounts payable                             50,508      75,650
Current portion of first mortgage bonds       3,450       4,730
Accrued taxes                               105,943     123,491
Accrued interest                             20,486      20,713
Gas costs refundable                         29,506       5,635
Dividends payable                            33,150           -
Other                                        13,425      26,055
                                          ---------   ---------
     Total current liabilities              256,468     256,274
                                          ---------   ---------
Deferred Credits and Other
--------------------------
Deferred taxes                              534,188     530,630
Unamortized investment tax credit            80,944      81,212
Other                                        97,278      92,031
                                          ---------   ---------
     Total deferred credits and other       712,410     703,873
                                          ---------   ---------
Total Capitalization and Liabilities     $3,148,753  $3,147,050
                                          =========   =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements

1.   Regulatory assets on the balance sheet consist of:

                                           June 30,     Dec. 31,
                                            1995           1994
                                           --------     --------
                                               --millions--
     Phase-in                             $ 70.8         $ 75.9
     Demand-Side Management                 34.9           31.9
     Deferred interest - Zimmer             59.5           61.0
                                          ------         ------
       Total                              $165.2         $168.8
                                          ======         ======

2. Statement of Cash Flow Reconciliation of Net Income to Net Cash Provided by Operating Activities:

                                              Six Months Ended
                                                  June 30
                                           1995            1994
                                           ----            ----
                                               --millions--
Net Income                               $ 93.1         $ 92.1
Adjustments for non-cash items:
  Depreciation and amortization            56.2           55.7
  Deferred income taxes                     2.1           (4.0)
  Taxes applicable to subsequent years     57.2           53.4
  Amortization of regulatory assets, net    5.5            5.3
Changes in Working Capital:
  Accounts receivable and unbilled
    revenue                                26.1           36.2
  Accounts payable                        (22.7)         (35.5)
  Other                                   (22.5)         (17.9)
Other operating activities                (14.6)         (15.6)
                                         ------         ------
Net cash provided by operating
  activities                             $180.4         $169.7
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company


                                      Three Months       Six Months
                                         Ended             Ended
                                        June 30           June 30
                                     -------------     -------------
                                     1995     1994     1995     1994
                                     ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                          924      970    2,271    2,396
  Commercial                           769      727    1,541    1,476
  Industrial                         1,168    1,102    2,264    2,141
  Other                              1,028      617    2,048    1,161
                                   -------  -------  -------  -------
     Total                           3,889    3,416    8,124    7,174

Revenues (thousands of dollars)--
  Residential                       84,672   87,202  194,981  202,777
  Commercial                        54,930   53,232  108,767  106,237
  Industrial                        59,530   57,461  115,575  112,631
  Other                             35,712   28,415   71,596   54,963
                                   -------  -------  -------  -------
     Total                         234,844  226,310  490,919  476,608

Other Electric Statistics--
  Average price per kWh--
     retail and wholesale
     customers (cents)                5.97     6.56     5.98    6.58
  Fuel cost per net kWh
     generated (cents)                1.31     1.39     1.33    1.43
  Electric customers at
     end of period                 472,394  466,716  472,394 466,716
  Average kWh use per
     residential customer            2,188    2,322    5,381   5,739
  Peak demand-maximum one hour
     use (mw), (net)                 2,704    2,824    2,704   2,824


                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company


                                      Three Months       Six Months
                                         Ended             Ended
                                        June 30           June 30
                                     -------------     -------------
                                     1995     1994     1995     1994
                                     ----     ----     ----     ----
Gas
---
Sales (millions of mcf)--
  Residential                        3,617    3,497   16,388   18,250
  Commercial                           999      952    4,544    5,236
  Industrial                           423      341    1,648    2,235
  Other                                546      371    1,742    1,786
  Transportation gas delivered       3,521    3,285    8,974    8,462
                                   -------  -------  -------  -------
     Total                           9,106    8,446   33,296   35,969

Revenues (thousands of dollars)--
  Residential                       19,833   20,138   85,305   99,142
  Commercial                         4,930    4,958   22,274   26,863
  Industrial                         1,692    1,801    7,531   10,598
  Other                              4,186    3,525   12,718   12,695
                                   -------  -------  -------  -------
     Total                          30,641   30,422  127,828  149,298

Other Gas Statistics--
  Average price mcf-retail
     customers (dollars)              5.10     5.55     5.05     5.28
  Gas customers at end of period   291,326  287,271  291,326  287,271

Degree Days
 (based on calendar month)--
   Heating                             607      600    3,438    3,794
   Cooling                             249      350      249      350


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The second quarter of 1995 earnings on common stock were slightly less than last year. The six month earnings on common stock increased by $4.8 million over 1994. The economy of West Central Ohio remained strong in the second quarter, outperforming most areas of the country, with energy sales to business customers increasing 5% over year-to-date 1994 results. This performance, combined with cost containment efforts and high productivity levels from employees across the Company, helped to offset the effects of milder weather in the first half of 1995.

     An analysis of the financial condition and results of operation for the second quarter and six months ended June 30, 1995 and 1994 is discussed below.

Financial Condition
-------------------

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

     As of June 30, 1995, the Company's cash and temporary cash investment balance was $76.1 million.

     The Company has available to it $97 million in short-term informal lines of credit. As of June 30, 1995, the Company had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of June 30, 1995, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1995-1999.

Results of Operations
---------------------

     Electric revenues increased by $8.5 million and $14.3 million, respectively, for the second quarter and six months ended June 30, 1995, over the corresponding periods in 1994. Increased sales to other public utilities is the primary reason for the revenue increases. Sales to business customers increased 5% year-to-date over last year reflecting the continued strength of the West Central Ohio economy. Offsetting these sales gains is a 5% decline in residential sales from milder June weather than last year.

     Fuel used in electric and steam production increased $4.8 million and $10.3 million, respectively, over the second quarter and year-to-date 1994, primarily related to increased electric sales.

     Gas revenues and gas purchased for resale decreased $21.5 million and $16.2 million, respectively, from year-to-date last year. The decrease reflects a decline of 7% in gas sales due primarily to mild winter temperatures and lower gas cost recovery rates.

     Interest and other income decreased $2.4 million for the quarter from last year due to interest on a tax refund in 1994.

     Operation and maintenance expense increased $3.7 million over the corresponding quarter from last year due to higher administrative expenses. Operation and maintenance expense decreased $5.3 million year-to-date from last year. The decrease reflects production station outages occurring in 1994 and decreased benefits and claims costs.

     General taxes increased $2.0 million and $4.2 million, respectively, for the second quarter and six months ended June 30, 1995. Increased property tax due to higher rates and property base and greater utility excise tax due to higher gross receipts caused the increase.

     Preferred stock dividends decreased $1.9 million during the second quarter and $3.8 million year-to-date from the same periods last year due to redemptions of several series of preferred stock in 1994.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.


Rate Regulations and Government Legislation
-------------------------------------------

     Ronda H. Fergus was appointed to serve as a Public Utilities Commission of Ohio ("PUCO") commissioner for a five-year term, which commenced April 11, 1995. Commissioner Fergus was previously chief of the telecommunications section of the Utilities Department at the PUCO.

     On May 31, 1995 and June 1, 1995, respectively, the Company filed its electric and natural gas Long-Term Forecast Reports ("LTFR") with the PUCO. An Integrated Resource Plan filed as part of the electric LTFR included plans for the construction of a series of 75 MW combustion turbine generating units. The first unit became operational on June 1, 1995.

     In 1994 and 1995, all 12 municipal customers of the Company signed new 20-year service agreements with the Company for continued transmission service and partial power service requirements. The last of the service agreements received approval from FERC on June 29, 1995.

Environmental Considerations
----------------------------

Air Quality
-----------

     As required by State of Ohio regulation, in April 1995, the PUCO initiated proceedings to conduct a review of the Company's
Environmental Compliance Plan ("ECP"). The Company submitted the ECP update report and data to the PUCO on July 14, 1995. A hearing will be scheduled at a future date to review the status of the ECP.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                       (Registrant)





Date    August 10, 1995      /s/ Paul R. Anderson
        ---------------      ------------------------------
                             Controller
                             (Principal Accounting Officer)



Date    August 10, 1995      /s/ Thomas M. Jenkins
        ---------------      ------------------------------
                             Group Vice President
                             (Principal Financial Officer)