Form 10-Q
period 1995-09-30
DAYTON POWER & LIGHT CO
filed 1995-11-14
CIK 27430

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value               41,172,173 Shares
     ----------------------------               -----------------
        (Title of each class)           (Outstanding at September 30, 1995)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                      Three Months      Nine Months
                                         Ended             Ended
                                      September 30      September 30
                                      -------------     -------------
                                      1995     1994     1995     1994
                                      ----     ----     ----     ----
                                      --thousands--     --thousands--
Income
------
Utility service revenues--
  Electric                        $279,674 $242,734  $770,594 $719,342
  Gas                               20,593   20,442   148,420  169,740
  Steam                                406      765     4,375    5,479
                                   -------  -------   -------  -------
   Total utility service revenues  300,673  263,941   923,389  894,561

Interest and other income            2,939    1,408     7,807    8,527
                                   -------  -------   -------  -------
     Total Income                  303,612  265,349   931,196  903,088
                                   -------  -------   -------  -------
Expenses
--------
Fuel used in electric and steam
  production                        68,543   54,819   192,244  168,249
Gas purchased for resale             9,670   10,597    90,303  107,383
Operation and maintenance           67,924   58,833   174,826  171,038
Depreciation and amortization       30,518   27,848    86,731   83,552
General taxes                       31,288   29,934    93,384   87,798
Interest expense                    24,083   23,357    70,600   70,149
Amortization of regulatory
  assets, net                        6,632    2,749    12,151    8,061
                                   -------  -------   -------  -------
     Total Expenses                238,658  208,137   720,239  696,230
                                   -------  -------   -------  -------
Income Before Income Taxes          64,954   57,212   210,957  206,858

Income Taxes                        26,039   22,541    78,957   80,130
                                   -------  -------   -------  -------
Net Income                          38,915   34,671   132,000  126,728

Preferred Dividends                    216      253       650    4,484
                                   -------  -------   -------  -------
Earnings on Common Stock          $ 38,699 $ 34,418  $131,350 $122,244
                                   =======  =======   =======  =======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company


                                               Nine Months
                                                  Ended
                                              September 30
                                              -------------
                                              1995     1994
                                              ----     ----
                                              --thousands--
Operating Activities
--------------------
  Cash received from utility customers     $926,906  $935,878
  Other operating cash receipts               8,485     8,743
  Cash paid for:
     Fuel and purchased power              (183,970) (181,920)
     Purchased gas                         (103,174) (119,750)
     Operation and maintenance labor        (64,952)  (65,844)
     Nonlabor operating expenditures       (102,661) (120,540)
     Interest (net of amounts
       capitalized)                         (69,357)  (69,255)
     Income taxes                           (76,275)  (72,104)
     Property, excise and payroll taxes    (101,201)  (93,354)
                                           --------  --------
  Net cash provided by operating
    activities                              233,801   221,854
                                           --------  --------
Investing Activities
--------------------
  Net cash used for property
    expenditures and other                  (61,173)  (58,004)
                                           --------  --------
Financing Activities
--------------------
  Dividends paid on common and
    preferred stock                        (100,100)  (79,168)
  Retirement of long-term debt               (9,177)   (9,177)
  Capital contribution                            -    63,131
  Issuance of long-term debt                108,910         -
  Funding of trust for debt retirement     (110,000)        -
  Retirement of short-term debt                   -   (25,000)
  Retirement of preferred stock                   -   (94,249)
                                           --------  --------
  Net cash used for financing activities   (110,367) (144,463)
                                           --------  --------
  Net increase in cash and temporary
    cash investments                         62,261    19,387

Cash and temporary cash investments
  at beginning of period                      8,297     5,980
                                           --------  --------
Cash and temporary cash investments
  at end of period                         $ 70,558  $ 25,367
                                           ========  ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                            At            At
                                       September 30,  December 31,
                                           1995          1994
                                       -------------  ------------
                                              --thousands--
ASSETS
------
Property
--------
Electric property                        $3,018,647  $2,961,563
Gas property                                256,515     251,751
Steam and other property                     38,430      38,571
Construction work in progress                52,550      68,549
                                          ---------   ---------
                                          3,366,142   3,320,434

Less--
    Accumulated depreciation and
      amortization                       (1,118,073) (1,043,779)
                                          ---------   ---------
  Net property                            2,248,069   2,276,655
                                          ---------   ---------
Current Assets
--------------
Cash and temporary cash investments          70,558       8,297
Accounts receivable, less provision
  for uncollectible accounts                 90,313      99,785
Inventories, at average cost                 82,182      83,345
Taxes applicable to subsequent years         46,447      78,289
Prepayments and other                        12,218      29,555
                                          ---------   ---------
  Total current assets                      301,718     299,271
                                          ---------   ---------
Other Assets
------------
Income taxes recoverable through
  future revenues                           237,178     249,330
Regulatory assets (Note 1)                  156,480     168,844
Other assets                                168,753     152,950
                                          ---------   ---------
  Total other assets                        562,411     571,124
                                          ---------   ---------
Total Assets                             $3,112,198  $3,147,050
                                          =========   =========





See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company


                                          At            At
                                     September 30,  December 31,
                                          1995         1994
                                     -------------  ------------
                                            --thousands--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholder's equity--
  Common stock                          $      412   $      412
  Other paid-in capital                    738,646      738,494
  Earnings reinvested in the business      421,949      421,410
                                         ---------    ---------
    Total common shareholder's equity    1,161,007    1,160,316

Preferred stock                             22,851       22,851
Long-term debt                             998,875    1,003,736
                                         ---------    ---------
     Total capitalization                2,182,733    2,186,903
                                         ---------    ---------
Current Liabilities
-------------------
Accounts payable                            56,917       75,650
Current portion of first mortgage bonds        450        4,730
Accrued taxes                               69,638      123,491
Accrued interest                            20,619       20,713
Gas costs refundable                        23,856        5,635
Dividends payable                           33,150            -
Other                                       11,413       26,055
                                         ---------    ---------
     Total current liabilities             216,043      256,274
                                         ---------    ---------
Deferred Credits and Other
--------------------------
Deferred taxes                             524,383      530,630
Unamortized investment tax credit           80,201       81,212
Other                                      108,838       92,031
                                         ---------    ---------
     Total deferred credits and other      713,422      703,873
                                         ---------    ---------
Total Capitalization and Liabilities    $3,112,198   $3,147,050
                                         =========    =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements

1.   Regulatory assets on the balance sheet consist of:

                                       September 30,   December 31,
                                           1995           1994
                                       -------------   ------------
                                                --millions--
     Phase-in                            $  64.5        $  75.9
     Demand-side management                 33.2           31.9
     Deferred interest                      58.8           61.0
                                         -------        -------
       Total                             $ 156.5        $ 168.8
                                         =======        =======

2. Statement of Cash Flow Reconciliation of Net Income to Net Cash Provided by Operating Activities:

                                            Nine Months Ended
                                              September 30
                                           1995           1994
                                           ----           ----                                              --millions--
                                              --millions--
Net Income                              $ 132.0        $ 126.7
Adjustments for non-cash items:
  Depreciation and amortization            86.7           83.5
  Deferred income taxes                    (0.8)          (1.5)
  Taxes applicable to subsequent years     86.3           81.2
  Amortization of regulatory assets, net   12.2            8.1
Changes in Working Capital:
  Accounts receivable                       9.5           56.5
  Accounts payable                        (14.5)         (64.4)
  Other                                   (78.4)         (50.3)
Other operating activities                  0.8          (17.9)
                                         ------         ------
Net cash provided by operating
  activities                            $ 233.8        $ 221.9
                                         ======         ======

3. In September 1995, $110 million of Ohio Air Quality Development Revenue Refunding Bonds, with an interest rate of 6.10%, due 2030, were issued. Proceeds of the financing were placed in an irrevocable trust to be used on December 1, 1995 to redeem a similar principal amount of First Mortgage Bonds that secure a series of Pollution Control Bonds with an interest rate of 9.5%.

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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company




                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30      September 30
                                      -------------     -------------
                                      1995     1994     1995     1994
                                      ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                        1,365    1,093    3,636    3,489
  Commercial                           927      835    2,468    2,311
  Industrial                         1,196    1,134    3,459    3,275
  Other                              1,021      620    3,070    1,781
                                   -------  -------  -------  -------
       Total                         4,509    3,682   12,633   10,856

Revenues (thousands of dollars)--
  Residential                      121,821   99,754  316,802  302,531
  Commercial                        61,607   56,779  170,374  163,016
  Industrial                        59,457   58,058  175,031  170,689
  Other                             34,327   25,665  101,159   76,190
                                   -------  -------  -------  -------
     Operating Revenues            277,212  240,256  763,366  712,426
     Non-Operating Revenues          2,463    2,478    7,228    6,916
                                   -------  -------  -------  -------
       Total                       279,675  242,734  770,594  719,342

Other Electric Statistics--
  Average price per kWh--retail
    and wholesale customers
    (cents)                           6.15     6.52     6.04     6.56
  Fuel cost per net kWh
    generated (cents)                 1.36     1.36     1.34     1.41
  Electric customers at end
    of period                      473,468  467,872  473,468  467,872
  Average kWh use per
    residential customer             3,229    2,613    8,611    8,351
  Peak demand-maximum one hour
     use (mw), (net)                 2,961    2,758    2,961    2,824


                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company




                                      Three Months       Nine Months
                                          Ended             Ended
                                      September 30      September 30
                                      ------------      ------------
                                      1995     1994     1995     1994
                                      ----     ----     ----     ----
Gas
---
Sales (millions of mcf)--
  Residential                        1,981    1,756   18,369   20,006
  Commercial                           715      674    5,260    5,910
  Industrial                           140      196    1,788    2,431
  Other                                323      307    2,065    2,093
  Transportation gas delivered       2,763    2,754   11,737   11,216
                                   -------  -------  -------  -------
     Total                           5,922    5,687   39,219   41,656

Revenues (thousands of dollars)--
  Residential                       12,930   12,369   98,235  111,511
  Commercial                         3,658    3,783   25,932   30,646
  Industrial                           708      929    8,239   11,527
  Other                              3,295    3,361   16,014   16,056
                                   -------  -------  -------  -------
     Total                          20,591   20,442  148,420  169,740

Other Gas Statistics--
  Average price mcf-retail
    customers (dollars)               5.88     6.32     5.14     5.38
  Gas customers at end of period   291,812  287,524  291,812  287,524

Degree Days
 (based on calendar month)--
   Heating                             108       92    3,546    3,886
   Cooling                             776      592    1,025      942


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's earnings increased $4.3 million and $9.1 million, respectively, for the quarter and nine months ended September 30, 1995, as compared to the same periods last year. Continued strong business activity, hot summer weather and efficient operations all combined to produce solid financial results in the third quarter. Electric sales to business customers were up 8% over the same period a year ago, and total retail sales were up 12%. DP&L customers also established a new all-time record for peak electricity usage of 2,961,000 kilowatts on August 14, 1995. These strong sales gains were partially offset by financing fees associated with a debt refinancing.

     An analysis of the financial condition and results of operation for the third quarter and nine months ended September 30, 1995 and 1994 is discussed below.

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

     As of September 30, 1995, the Company's cash and temporary cash investment balance was $70.6 million.

     The Company has available to it $97 million in short-term informal lines of credit. As of September 30, 1995, the Company had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of September 30, 1995, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1995-1999.

Results of Operations
---------------------

     Electric revenues increased by $36.9 million and $51.3 million, respectively, for the third quarter and nine months ended September 30, 1995, over the corresponding periods in 1994. Residential sales increased 25% in the third quarter and 4% year-to-date over last year due to the hot summer weather. Sales to business customers increased 8% in the third quarter and 6% year-to-date over last year reflecting the continued strength of the West Central Ohio economy. For the nine month period, sales to other public utilities increased 164% over 1994.

     Fuel used in electric and steam production increased
$13.7 million and $24.0 million, respectively, over the third quarter and year-to-date 1994, primarily related to increased electric sales.

     Gas revenues and gas purchased for resale decreased $21.3 million and $17.1 million, respectively, from year-to-date last year. The decreases reflect a lower gas cost recovery rate and a decline of 10% in retail gas sales due primarily to mild winter temperatures.

     Operation and maintenance expense increased $9.1 million and $3.8 million, respectively, over the third quarter and year-to-date last year. The increases are due primarily to financing fees of $4.7 million associated with a debt refinancing.

     General taxes increased $1.4 million and $5.6 million, respectively, for the third quarter and nine months ended
September 30, 1995. Higher property tax rates applied to increased property investment and greater utility excise tax due to higher gross receipts caused the increase.

     Preferred stock dividends during the year-to-date period decreased $3.8 million from last year due to redemptions of several series of preferred stock in 1994.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On May 31, 1995 and June 1, 1995, respectively, the Company filed its electric and natural gas Long-Term Forecast Reports ("LTFR") with the PUCO. An Integrated Resource Plan filed as part of the electric LTFR included plans for the construction of a series of 75 MW combustion turbine generating units. The first unit became operational on June 1, 1995. The electric LTFR was approved by the PUCO on October 5, 1995.


Environmental Considerations
----------------------------

Air Quality
-----------

     As required by State of Ohio regulation, in April 1995, the PUCO initiated proceedings to conduct a review of the Company's Environmental Compliance Plan ("ECP"). The Company submitted the ECP update report and data to the PUCO on July 14, 1995. A Stipulation and Recommendation recommending re-approval of the Company's ECP was entered into between the Company, the Office of Consumers' Counsel and PUCO staff. A hearing on the review of the Company's ECP was held and the ECP was approved by the PUCO on November 9, 1995.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the DPL Inc. during the quarter ended September 30, 1995.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)





Date   November 14, 1995     /s/ Stephen F. Koziar
       -----------------     ---------------------
                             Stephen F. Koziar
                             Group Vice President and
                             Secretary



Date   November 14, 1995     /s/ Thomas M. Jenkins
       -----------------     ---------------------
                             Thomas M. Jenkins
                             Group Vice President
                             (Principal Financial Officer)