Form 10-K
period 1995-12-31
DAYTON POWER & LIGHT CO
filed 1996-03-29
CIK 27430

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995
                               OR
  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number  1-2385

               THE DAYTON POWER AND LIGHT COMPANY
     (Exact name of registrant as specified in its charter)

                 OHIO                             31-0258470
    State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

Courthouse Plaza Southwest, Dayton, Ohio            45402
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  513-224-6000

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
         Title of each class                which registered
         -------------------            ------------------------
        First Mortgage Bonds
         8% Series Due 2003             New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X
               ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        YES     X       NO
               ----       ----
Number of shares of registrant's common stock outstanding as of February 29, 1996, all of which were held by DPL Inc., was 41,172,173.

PART I

Item 1 - Business*
------------------------------------------------------------------------------

                           THE COMPANY

     The Dayton Power and Light Company (the "Company") is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 476,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 294,000 customers in 16 counties. In addition, the Company provides steam heating service in downtown Dayton, Ohio. The Company serves an estimated population of 1.2 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, rubber and plastic products. The Company's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1995, electric revenues increased 9% with a 5% growth in sales to business customers reflecting the continued strength of the West Central Ohio economy. Higher sales to other public utilities and increased residential sales due to weather conditions also contributed to the revenue increase. Gas revenues and gas purchased for resale decreased 6% and 12%, respectively, in 1995, as lower gas costs offset the 4% growth in volumes. During 1995, cooling degree days were 15% above the twenty year average and 9% above 1994. Heating degree days in 1995 were 3% above the thirty year average and 5% above 1994. Sales patterns will change in future years as weather and the economy fluctuate. The Company employed 2,908 persons as of December 31, 1995, of which 2,424 are full-time employees and 484 are part-time employees.

     All of the outstanding shares of common stock of the Company are held by DPL Inc., which became the Company's corporate parent, effective April 21, 1986. Subsidiaries of the Company include MacGregor Park, Inc., an owner and developer of real estate; DP&L Community Urban Redevelopment Corporation, an agent for the Company in the office space leasing business of an eleven story building owned by the Company; and Miami Valley Equipment, Inc., which owns equipment and has made investments in non-utility interests.

     The Company's principal executive and business office is located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (513)224-6000.

     Information relating to industry segments is contained in
Item 8 - Note 12 of Notes to Consolidated Financial Statements on
Page II-23 of this document, which Note is incorporated herein by reference.

  * Unless otherwise indicated, the information given in "Item 1 - BUSINESS" is current as of March 21, 1996. No representation is made that there have not been subsequent changes to such information.

                           COMPETITION

     The Company competes with privately and municipally owned electric utilities and rural electric cooperatives, natural gas suppliers and other alternate fuel suppliers. The Company competes on the basis of price and service.

     Like other utilities, the Company from time to time may have electric generating capacity available for sale to other utilities. The Company competes with other utilities to sell electricity provided by such capacity. The ability of the Company to sell this electricity will depend on how the Company's price, terms and conditions compare to those of other utilities. In addition, from time to time, the Company makes power purchases from neighboring utilities.

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

     The Company provides transmission and other wholesale electric services to 12 municipal customers which distribute electricity within their corporate limits. In 1994, 11 of these municipal customers signed new 20-year service agreements which were approved by the Federal Energy Regulatory Commission ("FERC") in June 1995. The twelfth municipal customer signed a 20-year agreement, approved by FERC in February 1995, that allows the Company to supply 97% of its power requirements. In addition to these municipal customers, the Company maintains an interconnection agreement with one municipality which has the capability to generate all or a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 1995.

     In October 1994, the Public Utilities Commission of Ohio ("PUCO") initiated roundtable discussions on the introduction of competition in the electric industry. The "Electric Competition Series" is a result of the Ohio Energy Strategy issued in April 1994. To date, roundtable discussions have focused largely on short-term initiatives that are possible under the current regulatory framework. On February 15, 1996, the PUCO issued guidelines for interruptible service, including services that accommodate the attainment and delivery of replacement electricity during periods when the utility faces constraints on its own resources. Furthermore, legislative proposals at the federal level are pending concerning wholesale and retail wheeling which are designed to increase competition. These factors increase the risk that the Company's production plant and/or regulatory assets may not be fully recovered in rates.

     On March 29, 1995, FERC issued a Notice of Proposed Rulemaking ("NOPR") seeking comments on an initiative to create a more competitive wholesale electric power market. In its NOPR, FERC announced its intent to require all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In this proposed rulemaking, FERC also states that it will enact a principle that will entitle utilities to full recovery of legitimate and verifiable stranded costs on both the state and federal level. On December 13, 1995, FERC issued a NOPR that prescribes rules for establishing and governing real-time information networks ("RINs"). According to the NOPR, RINs would provide potential wholesale transmission customers with information about a utility's transmission system that would enable them to obtain open-access, non-discriminatory transmission service. Comments on this NOPR were due to FERC by February 5, 1996. Final rules on these matters are expected in 1996.

     General deregulation of the natural gas industry has continued to prompt the influence of market competition as the driving force behind natural gas procurement. The evolution of an efficient natural gas spot market in combination with open access interstate transportation pipelines has provided the Company, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall economics. Therefore, demand for natural gas purchased from the Company or purchased elsewhere and transported to the end-use customer by the Company could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For the Company, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

        CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY

1996-2000 Construction Program

     The estimated construction additions for the years 1996-2000 are set forth below:

                                              Estimated
                                 1996 1997 1998 1999 2000 1996-2000
                                 ---- ---- ---- ---- ---- ---------
                                              millions
Electric generation and
  transmission commonly owned
  with neighboring utilities.... $ 29 $ 32 $ 34 $ 35 $ 37    $167
Other electric generation and
  transmission facilities ......   37   36   36   37   36     182
Electric distribution...........   34   36   35   35   35     175
General.........................    3    2    3    3    4      15
Gas, steam and other facilities.   14   14   14   15   15      72
                                 ---- ---- ---- ---- ----    ----
     Total construction......... $117 $120 $122 $125 $127    $611


     Estimated construction additions over the next five years average $122 million annually which is less than the projected depreciation expense over the same period.

     The construction program includes plans for the construction of a series of 75 MW combustion turbine generating units. The first unit was completed under budget and ahead of schedule in May 1995. The next unit is scheduled for completion in 1997.

     Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. The Company's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost and adequate and timely rate recovery.

     See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings which may change the level of future construction additions. The potential impact of these events on the Company's operations cannot be estimated at this time.

1996-2000 Financing Program

     The Company will require a total of $67 million during the next five years for bond maturities and sinking funds in addition to any funds needed for the construction program.

     At year-end 1995, the Company had a cash and temporary investment balance of $39 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

     In September 1995, a new series of Air Quality Development
Revenue Refunding Bonds was issued in principal amount of $110 million with an interest rate of 6.10%. Proceeds from the financing were used to redeem a similar principal amount of First
Mortgage Bonds with an interest rate of 9.50%.

     In March 1994, DPL Inc. issued 3,200,000 shares of common stock through a public offering. Proceeds from the sale were used in connection with the redemption of all outstanding shares of the Company's Preferred Stock Series D, E, F, H and I.

     In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 1999 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. The Company has authority from the PUCO to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At December 31, 1995, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company also has $97 million available in short-term informal lines of credit. At year-end, the Company had no borrowings outstanding from these lines of credit and no commercial paper outstanding.

     Under the Company's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. The Company anticipates that, during 1996-2000, it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

     The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under the Company's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

     The Company's present winter generating capability is 3,148,000 KW. Of this capability, 2,843,000 KW (approximately 90%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

     The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by the Company.
The Company's all time net peak load was 2,961,000 KW, which occurred in August 1995. The present summer generating capability is 3,092,000 KW.

                          GENERATING FACILITIES
                                                             MW Rating
                                                           --------------
                                Operating                  Company
  Station           Ownership*   Company    Location       Portion  Total
  -------           ----------  ---------  ----------      -------  -----

Coal Units
----------

Hutchings              W         Company   Miamisburg, OH     371     371
Killen                 C         Company   Wrightsville, OH   402     600
Stuart                 C         Company   Aberdeen, OH       820   2,340
Conesville-Unit 4      C         CSP       Conesville, OH     129     780
Beckjord-Unit 6        C         CG&E      New Richmond, OH   210     420
Miami Fort-Units 7&8   C         CG&E      North Bend, OH     360   1,000
East Bend-Unit 2       C         CG&E      Rabbit Hash, KY    186     600
Zimmer                 C         CG&E      Moscow, OH         365   1,300

Combustion Turbines or Diesel
-----------------------------

Hutchings              W         Company   Miamisburg, OH      32      32
Yankee Street          W         Company   Centerville, OH    144     144
Monument               W         Company   Dayton, OH          12      12
Tait                   W         Company   Dayton, OH          10      10
Sidney                 W         Company   Sidney, OH          12      12
Tait Gas Turbine 1     W         Company   Moraine, OH         95      95

*W = Wholly Owned
 C = Commonly Owned

     In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. The Company has several interconnections with other companies for the purchase, sale and interchange of electricity.

     The Company derived over 99% of its electric output from coal-fired units in 1995. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

     The Company estimates that approximately 65-85% of its coal requirements for the period 1996-2000 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. The Company has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

     The prices to be paid by the Company under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

     The total average price per million British Thermal Units
("MMBTU") of coal received was $1.35/MMBTU in 1995, $1.39/MMBTU in 1994 and $1.46/MMBTU in 1993.

     The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was
1.36 cents which represents a decrease from 1.42 cents in 1994 and
1.43 cents in 1993. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See
RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL
CONSIDERATIONS.

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

     In addition, the Company is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide the Company the opportunity to purchase competitively-priced natural gas supplies and pipeline services. The Company purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies, at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1995, firm agreements provided approximately 50% of total supply, with the remaining supplies purchased on a spot/short-term basis.

     In 1995, the Company purchased natural gas at an average price of $2.79 per MCF, compared to $3.34 per MCF in 1994 and $3.65 per MCF in 1993. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in the Company's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

     The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. The Company has an approved tariff and provides transportation service to approximately 300 end-use customers, delivering a total quantity of nearly 16,376,000 MCF per year.

     On July 31, 1991, Columbia Gas System Inc. and Columbia, one of the Company's major pipeline suppliers, filed separate
Chapter 11 petitions in U.S. Bankruptcy Court. Columbia's reorganization plan was approved by the United States Bankruptcy Court for the District of Delaware on November 15, 1995 and became effective November 28, 1995. On the effective date, Columbia made distributions to customers, including the Company, for refunds and other claims made by customers against Columbia, as provided in the Customer Settlement Agreement approved by FERC on June 15, 1995. The resolution of the bankruptcy was favorable to the Company, the shareholders of DPL Inc. and its customers.

     On June 24, 1994, in Baltimore Gas & Electric Company v. FERC, the U.S. Court of Appeals for the District of Columbia Circuit decided in favor of Columbia's customers, including the Company, by holding that a 1985 settlement between the parties prohibited Columbia from collecting pre-1987 upstream take-or-pay costs from its customers. FERC has approved a settlement of this issue as a part of the bankruptcy settlement which was favorable to the Company, the shareholders of DPL Inc. and its customers.

     On October 6, 1994, the PUCO authorized the Company's plan to use pipeline supplier refunds to partially offset transition cost billings to natural gas customers. This approval has helped stabilize gas costs while ensuring the Company's full recovery of transition costs.

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

     As a part of a 1992 PUCO-approved settlement agreement ("Agreement") among the Company and various consumer groups, the third and final phase of an electric rate increase of 6.4% took effect in January 1994. Deferrals (including carrying charges) during the phase-in period are being recovered in current rates.

     In addition, the Company agreed to undertake cost-effective demand-side management ("DSM") programs with an average annual cost of $15 million for 1992-1995. These costs are deferred and are being recovered at approximately $9 million per year.

     The Agreement and a subsequent stipulation in 1995 (the "1995 stipulation") allowed accelerated recovery of DSM costs and, thereafter, production plant costs in the event that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess will be used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess will be used for such purpose. The 1995 stipulation also included commitments to demand reduction programs through 2001.

     Deferred interest charges on the William H. Zimmer
Generating Station ("Zimmer") are being amortized at approximately $3 million per year over the projected life of the asset.

Regulatory deferrals on the balance sheet were:

                                     Dec. 31     Dec. 31
                                      1995        1994
                                     -------     -------
                                        --millions--

          Phase-in                   $ 61.4       $ 75.9
          DSM                          36.2         31.9
          Deferred interest-Zimmer     58.1         61.0
                                     ------       ------
          Total                      $155.7       $168.8
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

     The Company initiated a competitive bidding process in January 1993 for the construction of up to 140 MW of electric peaking capacity and energy by 1997. Through an Ohio Power Siting Board ("OPSB") investigative process, the Company's self-built option was evaluated to be the least cost option. On March 7, 1994, the OPSB approved the Company's applications for up to three combustion turbines and two natural gas supply lines for the proposed site. The first combustion turbine was completed in May 1995 and became operational June 1, 1995.

     On May 31, 1995 and June 1, 1995, respectively, the Company filed its electric and natural gas LTFR with the PUCO. An IRP filed as part of the electric LTFR included plans for the construction of a series of 75 MW combustion turbine generating units. The electric LTFR was approved by the PUCO on October 5, 1995. The natural gas LTFR was approved by the PUCO on November 22, 1995.

     Ronda H. Fergus was appointed to serve as a PUCO commissioner for a five-year term, which commenced April 11, 1995. Commissioner Fergus was previously chief of the telecommunications section of the Utilities Department at the PUCO.

     On January 25, 1996, Governor Voinovich reappointed Chairman
Craig A. Glazer to the PUCO for a five year term, pending approval by the Senate of the State of Ohio. Chairman Glazer's next term will commence after the expiration of his current term on April 10, 1996 and extend until April 10, 2001.

                  ENVIRONMENTAL CONSIDERATIONS

     The operations of the Company, including the commonly owned facilities operated by the Company, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The Company expended $4 million for environmental control facilities during 1995. The possibility exists that current environmental regulations could be revised which could change the level of estimated 1996-2000 construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY.

Air Quality

     The Clean Air Act Amendments of 1990 (the "Act") have limited sulfur dioxide and nitrogen oxide emissions nationwide. The Act restricts emissions in two phases. Phase I compliance requirements became effective on January 1, 1995 and Phase II requirements will become effective on January 1, 2000. Compliance by the Company has not caused any material changes in the Company's costs or operations.

     The Company's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993. Phase I requirements are being met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the Act were approximately $5.5 million. Phase II requirements can be met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal 1% to 2% approximate price impact. Costs to comply with the Act are eligible for recovery in fuel hearings and other regulatory proceedings.

     As required by Ohio law, in April 1995, the PUCO initiated proceedings to conduct a review of the Company's ECP. On
November 9, 1995, the PUCO approved the continued prudency of the Company's ECP and the related update report.

Land Use

     The Company and numerous other parties have been notified by the United States Environmental Protection Agency ("U.S. EPA") or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRPs") for clean-up at four Superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio; the United Scrap Lead Site in Miami County, Ohio; the Powell Road Landfill in
Huber Heights, Montgomery County, Ohio; and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

     The Company received notification from the U.S. EPA in July 1987 for the Cardington Road site. The Company has not joined the PRP group formed at that site because of the absence of any known evidence that the Company contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. The final resolution will not have a material effect on the Company's financial position, earnings or cashflow.

     The Company received notification from the U.S. EPA in September 1987 for the United Scrap Lead Site. The Company has joined a PRP group for this site, which is actively conferring with the U.S. EPA. The initial Record of Decision issued by the U.S. EPA estimating clean-up costs at $27.1 million has been amended. The amended alternative estimates clean-up costs at $32 million. The Company is one of over 200 parties to this site, and its estimated contribution to the site is less than
 .01%. Nearly 60 PRPs are actively working to settle the case. The Company is participating in the sponsorship of a study to evaluate alternatives to the U.S. EPA's clean-up plan. The U.S. EPA is also currently considering a proposal for a less expensive clean-up method. The final resolution will not have a material effect on the Company's financial position, earnings or cashflow.

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

                    THE DAYTON POWER AND LIGHT COMPANY
                           OPERATING STATISTICS
                           ELECTRIC OPERATIONS

                                            Years Ended December 31,
                                            ------------------------
                                            1995      1994      1993
                                            ----      ----      ----
Electric Output (millions of kWh)
  General -
     Coal-fired units................     15,679    14,483    14,729
     Other units.....................         29        27        17
  Power purchases....................      2,115       897     1,107
  Exchanged and transmitted power....          1         3        (7)
  Company use and line losses........     (1,010)   (1,191)   (1,170)
                                       ---------  --------  --------
     Total...........................     16,814    14,219    14,676
                                       =========  ========  ========
Electric Sales (millions of kWh)
  Residential........................      4,871     4,465     4,558
  Commercial.........................      3,425     3,068     3,006
  Industrial.........................      4,401     4,388     4,089
  Public authorities and railroads...      1,378     1,333     1,356
  Private utilities and wholesale....      2,739       965     1,667
                                       ---------  --------  --------
     Total...........................     16,814    14,219    14,676
                                       =========  ========  ========
Electric Customers at End of Period
  Residential........................    425,347   420,487   416,508
  Commercial.........................     42,582    41,647    40,606
  Industrial.........................      2,017     2,400     2,387
  Public authorities and railroads...      5,573     5,320     5,287
  Other..............................         17        18        17
                                      ----------  --------  --------
     Total...........................    475,536   469,872   464,805
                                      ==========  ========  ========
Operating Revenues (thousands)
  Residential........................   $422,153  $390,531  $373,760
  Commercial.........................    237,799   218,046   200,124
  Industrial.........................    224,135   228,546   205,996
  Public authorities and railroads...     78,225    75,387    72,859
  Private utilities and wholesale....     57,799    24,273    38,491
  Other..............................      9,807     9,110    10,090
                                      ----------  --------  --------
     Total........................... $1,029,918  $945,893  $901,320
                                      ==========  ========  ========
Residential Statistics
 (per customer-average)
  Sales - kWh........................     11,518    10,676    10,998
  Revenue............................ $   998.27  $ 933.70  $ 901.91
  Rate per kWh (month of December)
   (cents)...........................       8.01      8.68      7.99

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                         GAS OPERATIONS

                                        Years Ended December 31,
                                        ------------------------
                                        1995      1994      1993
                                        ----      ----      ----
Gas Output (thousands of MCF)
  Direct market purchases..........   44,376    43,140    44,284
  Liquefied petroleum gas..........       18       144        58
  Company use and unaccounted for..   (1,594)   (1,227)   (1,164)
  Transportation gas received......   16,870    15,141    13,704
                                    --------  --------  --------
     Total.........................   59,670    57,198    56,882
                                    ========  ========  ========
Gas Sales (thousands of MCF)
  Residential......................   29,397    27,911    28,786
  Commercial.......................    8,307     8,081     8,468
  Industrial.......................    2,584     3,150     3,056
  Public authorities...............    3,006     2,909     3,171
  Transportation gas delivered ....   16,376    15,147    13,401
                                    --------  --------  --------
     Total.........................   59,670    57,198    56,882
                                    ========  ========  ========
Gas Customers at End of Period
  Residential......................  269,694   266,116   262,834
  Commercial.......................   21,451    21,060    20,853
  Industrial.......................    1,574     1,528     1,527
  Public authorities...............    1,423     1,317     1,333
                                    --------  --------  --------
     Total                           294,142   290,021   286,547
                                    ========  ========  ========

Operating Revenues (thousands)
  Residential...................... $149,006  $157,193  $161,254
  Commercial.......................   39,047    42,382    44,321
  Industrial.......................   11,447    14,949    14,890
  Public authorities...............   12,589    14,165    15,248
  Other............................    9,950     8,433     9,366
                                    --------  --------  --------
     Total......................... $222,039  $237,122  $245,079
                                    ========  ========  ========

Residential Statistics
 (per customer-average)
  Sales - MCF......................    109.8     105.7     110.2
  Revenue.......................... $ 556.72  $ 595.30  $ 617.33
  Rate per MCF (month of December). $   4.44  $   5.57  $   5.66

Item 2 - Properties
------------------------------------------------------------------------------

Electric

     Information relating to the Company's electric properties is contained in Item 1 - BUSINESS, THE COMPANY (page I-1), CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY (pages I-4 and I-5), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 and I-7) and
Item 8 - Notes 2 and 5 of Notes to Consolidated Financial Statements on pages II-14 and II-18, respectively, which pages are incorporated herein by reference.

Gas

     Information relating to the Company's gas properties is contained in Item 1 - BUSINESS, THE COMPANY (page I-1), and GAS
OPERATIONS AND GAS SUPPLY (pages I-7 and I-8), which pages are incorporated herein by reference.

Steam

     The Company owns two steam generating plants and the steam distribution facility serving downtown Dayton, Ohio.

Other

     The Company owns a number of area service buildings located in various operating centers.

     Substantially all property and plant of the Company is subject to the lien of the Mortgage securing the Company's First
Mortgage Bonds.

Item 3 - Legal Proceedings
------------------------------------------------------------------------------

     Information relating to legal proceedings involving the Company is contained in Item 1 - BUSINESS, THE COMPANY (page I-
1), COMPETITION (Pages I-2 and I-3) ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 and I-7), GAS OPERATIONS AND GAS SUPPLY (pages I-7 and I-8), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-9 through I-11), ENVIRONMENTAL CONSIDERATIONS (pages I-11 through I-13) and Item 8 - Note 2 of Notes to Consolidated Financial Statements on page II-14, which pages are incorporated herein by reference.

Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------------------------

         None.

PART II

Item 5 - Market For Registrant's Common Equity And Related Stockholder
         Matters
------------------------------------------------------------------------------

          The Company's common stock is held solely by DPL Inc.
and as a result is not listed for trading on any stock exchange.

          The information required by this item of Form 10-K is set forth in Item 8 - Selected Quarterly Information on page II-
24 and the Financial and Statistical Summary on page II-25, which pages are incorporated herein by reference.

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


Item 6 - Selected Financial Data
------------------------------------------------------------------------------

          The information required by this item of Form 10-K is set forth in Item 8 - Financial and Statistical Summary on page
II-25, which page is incorporated herein by reference.

Item 7 - Management's Discussion And Analysis Of Financial Condition
                       And Results Of Operations
-------------------------------------------------------------------------

                The Dayton Power and Light Company

Performance Highlights                  1995      1994      1993
----------------------------------------------------------------
CAPITAL INVESTMENT PERFORMANCE:

Capital Structure (millions)
   Common shareholder's equity.... $ 1,190.5   1,160.3   1,049.2
   Preferred stock................ $    22.9      22.9     112.9
   Long-term debt ................ $   991.5   1,003.7   1,012.9
                                     -------   -------   -------
       Total...................... $ 2,204.9   2,186.9   2,175.0

OPERATING PERFORMANCE:

Electric--
 Sales (millions of kWh)
   Residential....................     4,871     4,465     4,558
   Commercial.....................     3,425     3,068     3,006
   Industrial.....................     4,401     4,388     4,089
   Other..........................     4,117     2,298     3,023
                                      ------    ------    ------
       Total                          16,814    14,219    14,676

 Revenues (millions)
   Residential.................... $   422.2     390.5     373.8
   Commercial..................... $   237.8     218.1     200.1
   Industrial..................... $   224.1     228.5     206.0
   Other.......................... $   145.8     108.8     121.4
                                     -------     -----     -----
       Total...................... $ 1,029.9     945.9     901.3
Average price per kWh--retail
  and wholesale customers
  (calendar year) (cents).........      6.07      6.59      6.07

Gas--
 Sales (thousands of MCF)
   Residential....................    29,397    27,911    28,786
   Commercial.....................     8,307     8,081     8,468
   Industrial.....................     2,584     3,150     3,056
   Other..........................    19,382    18,056    16,572
                                      ------    ------    ------
       Total......................    59,670    57,198    56,882

 Revenues (millions)
   Residential.................... $   149.0     157.2     161.3
   Commercial..................... $    39.0      42.4      44.3
   Industrial..................... $    11.4      14.9      14.9
   Other.......................... $    22.6      22.6      24.6
                                       -----     -----     -----
       Total...................... $   222.0     237.1     245.1

Average price per MCF--
  all customers (calendar year)... $    4.90      5.44      5.42

                      Results of Operations

          The 1995 earnings on common stock are $159 million compared to $148 million in 1994 and $135 million in 1993. The return on equity of regulated business was 13.2% in 1995, compared to 13.1% in 1994.

          In 1995, electric revenues increased 9% with a 5% growth in sales to business customers reflecting the continued strength of the West Central Ohio economy. Higher sales to other public utilities and increased residential sales due to weather conditions also contributed to the revenue increase. Fuel and purchased power expense increased 17% primarily related to the increased electric sales. In 1994, electric revenues increased 5% with a 2% increase in retail sales. Implementation of the last step of the electric rate increase phase-in of 6.4% also caused 1994 revenues to increase. (See Financial Statement
Note 2.)

          Gas revenues and gas purchased for resale decreased 6% and 12%, respectively, in 1995, as lower gas costs offset the 4% growth in volumes. Gas revenues decreased 3% in 1994. An overall sales increase of 1% reflected strong sales to transportation gas customers despite mild temperatures in late 1994.

          Operation and maintenance expenses increased 12% in 1995 over 1994 primarily due to higher compensation and benefit expenses, computer system development and bond redemption costs. Operation and maintenance expense decreased 10% in 1994 from 1993 principally due to bond redemption costs incurred in 1993.

          Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current rates. In addition, deferred interest charges on the William H. Zimmer Generating Station ("Zimmer") are being amortized at $3 million per year over the projected life of the asset.

          A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 allowed accelerated recovery of demand-side management costs and, thereafter, production plant costs in the event that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess will be used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess will be used for such purpose.

          Preferred stock dividends decreased $4 million in 1995 and 1994 due to redemptions of several series of preferred stock in 1994.

          Total income taxes increased slightly in 1995 after a 29% increase in 1994 resulting from higher pre-tax earnings.

Credit Ratings

          In March 1995, the Company's senior debt credit rating was upgraded to "Aa3" from "A1" by Moody's Investors Service.
This marks the third credit rating increase from Moody's since 1992 and the highest credit rating with the agency since 1974.
The Moody's upgrade follows upgrades in 1994 by both Duff &
Phelps and Standard & Poor's ("S&P"). Duff & Phelps now rates the Company's senior debt as "AA" and S&P as "AA-". Duff & Phelps had previously upgraded the Company's credit ratings in 1993.
All of these upgrades are considered investment grade and reflect the Company's strong financial performance, cost reductions and competitive position.


Construction Program and Financing

          Construction additions were $79 million, $94 million and $79 million in 1995, 1994 and 1993, respectively.

          During 1995, total cash provided by operating activities was $261 million. At year-end, cash and temporary cash investments were $39 million.

          In September 1995, a new series of Air Quality
Development Revenue Refunding Bonds was issued in principal amount of $110 million with an interest rate of 6.10%. Proceeds from the financing were used to redeem a similar principal amount of first mortgage bonds with an interest rate of 9.5%.

          In March 1994, DPL Inc. issued 3,200,000 shares of common stock through a public offering. Proceeds from the sale were used in connection with the redemption of all outstanding shares of the Company's Preferred Stock Series D, E, F, H and I.

          The capital program for the five years ending 2000 consists of construction costs of $611 million, which includes a series of 75 MW combustion turbine generating units, and debt maturities and sinking fund payments of $67 million.

          Issuance of additional amounts of first mortgage bonds by the Company is limited by provisions of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans. The Company anticipates that it has sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its capital program during 1996-2000.

          In addition, DPL Inc. has a revolving credit agreement, renewable through 1999, which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. At year-end 1995, there were no borrowings outstanding under this credit agreement.

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

          The utility industry is subject to inflationary pressures similar to those experienced by other capital-intensive industries. Because rates for regulated services are based on historical costs, cash flows may not cover the total future costs of providing services. Projected construction costs over the next five years approximate projected depreciation over the same period.

          In March 1995, FERC issued a Notice of Proposed Rulemaking ("NOPR") that seeks comments on FERC's initiative to create a more competitive wholesale electric power market. In this NOPR, FERC states its intention to require all electric utilities that own or control transmission facilities to file open access transmission tariffs. Open access transmission tariffs provide third parties non-discriminatory transmission service comparable to what the utility provides itself. In this proposed rulemaking, FERC also states that it will enact a principle that will entitle utilities to full recovery of legitimate and verifiable stranded costs on both the state and federal level.

          The PUCO is holding roundtable discussions on the introduction of competition in the electric industry. Furthermore, legislative proposals have been introduced in Ohio concerning wholesale and retail wheeling which are designed to increase competition. These factors increase the risk that the Company's production plant and/or regulatory assets may not be fully recovered in rates.

          A stipulation approved by the PUCO allows accelerated recovery of demand-side management and production plant costs to the extent that future Company income exceeds the allowed return.

          The Federal Environmental Protection Agency ("U.S. EPA") has notified numerous parties, including the Company, that they are considered "Potentially Responsible Parties" for clean up of four hazardous waste sites in Ohio. The U.S. EPA has estimated total costs of $61 million for its preferred clean-up plans at three of these sites and has not established an estimated cost for the fourth site. The final resolution of these investigations will not have a material effect on the Company's financial position, earnings or cash flow.

          Also, DPL Inc. partially insures against losses for business risks through its wholly-owned captive insurance company and third party carriers.


                   Income Statement Highlights

$ in Millions                             1995     1994      1993
-----------------------------------------------------------------

Electric utility:
  Revenues............................. $1,030     $946      $901
  Fuel and purchased power.............    256      218       225
                                         -----      ---       ---
      Net revenues.....................    774      728       676

Gas Utility:
  Revenues.............................    222      237       245
  Gas purchased for resale.............    133      151       156
                                           ---      ---       ---
      Net revenues.....................     89       86        89

Interest and other income..............     12        9        12
Operation and maintenance expense......    271      243       270
Amortization (deferral) of regulatory
  assets, net..........................     15       11       (26)
Income taxes...........................     98       96        76
Earnings on common stock...............    159      148       135

Item 8 - Financial Statements And Supplementary Data
------------------------------------------------------------------------------

Index to Consolidated Financial Statements            Page No.
------------------------------------------            --------

Consolidated Statement of Results of
Operations for the three years in the
period ended December 31, 1995.................         II-8

Consolidated Statement of Cash Flows
for the three years in the period ended
December 31, 1995..............................         II-9

Consolidated Balance Sheet as of
December 31, 1995 and 1994.....................    II-10 - II-11

Notes to Consolidated Financial Statements.....    II-12 - II-23

Reports of Independent Accountants.............    II-26 - II-27



Index to Supplemental Information                     Page No.
---------------------------------                     --------

Selected Quarterly Information.................        II-24

Fianancial and Statistical Summary.............        II-25

               The Dayton Power and Light Company

         CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
----------------------------------------------------------------------------
                                    For the years ended December 31,
$ in millions                             1995      1994      1993
----------------------------------------------------------------------------
INCOME
Utility service revenues--
  Electric........................... $1,029.9  $  945.9  $  901.3
  Gas................................    222.0     237.1     245.1
  Steam..............................      5.6       7.3       7.3
                                      --------  --------  --------
     Total utility service revenues..  1,257.5   1,190.3   1,153.7

Interest and other income............     11.8       9.4      12.0
                                      --------  --------  --------
     Total income....................  1,269.3   1,199.7   1,165.7
                                      --------  --------  --------
EXPENSES
Fuel and purchased power.............    257.5     220.7     226.6
Gas purchased for resale.............    133.2     150.8     156.4
Operation and maintenance (Note 1)...    271.3     242.8     270.4
Depreciation and amortization
 (Note 1)............................    115.4     111.9     109.0
General taxes........................    124.9     120.6     111.7
Interest expense.....................     94.4      93.5      97.4
Amortization (deferral) of
 regulatory assets, net (Note 2).....     15.4      10.9     (25.8)
                                      --------  --------  --------
     Total expenses..................  1,012.1     951.2     945.7
                                      --------  --------  --------
INCOME BEFORE INCOME TAXES...........    257.2     248.5     220.0

Income taxes (Notes 1 and 3).........     97.8      96.1      76.4
                                      --------  --------  --------
NET INCOME...........................    159.4     152.4     143.6

Preferred dividends (Note 9).........      0.9       4.7       8.7
                                      --------  --------  --------
EARNINGS ON COMMON STOCK............. $  158.5  $  147.7  $  134.9
                                      ========  ========  ========

See Notes to Consolidated Financial Statements.

                     The Dayton Power and Light Company

                    CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------
                                          For the years ended December 31,
$ in millions                                  1995      1994      1993
------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Cash received from utility customers.... $1,205.9  $1,201.4  $1,140.0
  Other operating cash receipts...........     11.0       9.9      13.0
  Cash paid for:
     Fuel and purchased power.............   (249.8)   (226.0)   (216.6)
     Purchased gas........................   (131.7)   (142.8)   (146.9)
     Operation and maintenance labor......    (87.5)    (88.3)    (80.3)
     Nonlabor operating expenditures......   (164.4)   (168.9)   (218.4)
     Interest (net of amounts capitalized)    (92.1)    (92.4)    (86.9)
     Income taxes.........................   (106.4)   (100.7)    (46.6)
     Property, excise and payroll taxes...   (123.9)   (121.1)   (111.1)
                                           --------  --------  --------
Net cash provided by operating
     activities (Note 11).................    261.1     271.1     246.2
                                           --------  --------  --------
INVESTING ACTIVITIES
  Net cash used for property
     expenditures.........................    (78.9)    (94.4)    (88.6)
                                           --------  --------  --------
FINANCING ACTIVITIES
  Dividends paid on common stock..........   (132.6)   (103.7)   (107.8)
  Dividends paid on preferred stock.......     (0.9)     (5.4)     (8.8)
  Retirement of long-term debt............   (126.7)     (9.2)   (439.2)
  Retirement of preferred stock...........       -      (94.2)     (8.5)
  Issuance of long-term debt..............    108.8        -      446.0
  Retirement of short-term debt...........       -      (25.0)    (37.0)
  Capital contribution....................       -       63.1        -
                                           --------  --------  --------

  Net cash used for financing activities..   (151.4)   (174.4)   (155.3)
                                           --------  --------  --------
Cash and temporary cash investments--

     Net change...........................     30.8       2.3       2.3
     Balance at beginning of year.........      8.3       6.0       3.7
                                           --------  --------  --------
     Balance at end of year............... $   39.1  $    8.3  $    6.0
                                           ========  ========  ========

See Notes to Consolidated Financial Statements.

                  The Dayton Power and Light Company

                      CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
                                                     At December 31,
$ in millions                                    1995              1994
------------------------------------------------------------------------------
ASSETS
Property
Electric property........................... $3,064.6          $2,961.5
Gas property................................    265.4             251.8
Steam and other property....................     23.9              38.6
Construction work in progress...............     22.9              68.5
                                             --------          --------
                                              3,376.8           3,320.4

Less--
  Accumulated depreciation and amortization. (1,134.6)         (1,043.8)
                                             --------          --------
     Net property...........................  2,242.2           2,276.6
                                             --------          --------

Current Assets
Cash and temporary cash investments
  (at cost).................................     39.1               8.3
Accounts receivable, less provision for
  uncollectible accounts of $6.5 and $7.8,
  respectively..............................    144.5              99.8
Inventories, at average cost................     81.6              83.3
Taxes applicable to subsequent years........     82.4              78.3
Prepaid utility excise tax..................     18.1              17.9
Prepayments and other.......................     27.7              11.7
                                             --------          --------
  Total current assets......................    393.4             299.3
                                             --------          --------

Other Assets
Income taxes recoverable through future
  revenues (Note 1).........................    238.6             249.3
Regulatory assets (Note 2)..................    155.7             168.8
Other assets................................    174.4             153.0
                                             --------          --------
  Total other assets........................    568.7             571.1
                                             --------          --------
TOTAL ASSETS................................ $3,204.3          $3,147.0
                                             ========          ========

                   The Dayton Power and Light Company

                      CONSOLIDATED BALANCE SHEET
                             (continued)

------------------------------------------------------------------------------
                                              At December 31,
$ in millions                                1995         1994
------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder's equity--(Note 8)
  Common stock.......................... $    0.4     $    0.4
  Other paid-in capital.................    738.7        738.5
  Earnings reinvested in the business...    451.4        421.4
                                         --------     --------
     Total common shareholder's equity..  1,190.5      1,160.3
                                         --------     --------

Preferred stock (Note 9)................     22.9         22.9
Long-term debt (Note 7).................    991.5      1,003.7
                                         --------     --------
     Total capitalization...............  2,204.9      2,186.9
                                         --------     --------

Current Liabilities
Accounts payable........................     97.0         75.6
Accrued taxes...........................    115.9        123.5
Accrued interest........................     21.7         20.7
Other...................................     47.6         36.4
                                         --------     --------
     Total current liabilities..........    282.2        256.2
                                         --------     --------
Deferred Credits And Other
Deferred taxes (Note 3).................    532.1        530.6
Unamortized investment tax credit.......     79.4         81.2
Other...................................    105.7         92.1
                                         --------     --------
     Total deferred credits and other...    717.2        703.9
                                         --------     --------
TOTAL CAPITALIZATION AND LIABILITIES.... $3,204.3     $3,147.0
                                         ========     ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary Of Significant Accounting Policies

Principles Of Consolidation and Nature of Operations

The accounts of the Company and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. The consolidated financial statements principally reflect the results of operations and financial condition of the Company.
The Company is a public utility primarily engaged in the business of selling electric energy and natural gas to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. The majority of the Company's earnings come from electricity and natural gas sales. Earnings from other operations currently do not have a material financial impact on the consolidated results.

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

The Company records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of (in millions) $40.7 in 1995 and $13.1 in 1994.

Operation And Maintenance

Operation and maintenance expenses include $4.7 million in 1995 and $22.8 million in 1993 of redemption premiums and other costs relating to the refinancing of bond issues.

Property, Maintenance And Depreciation

Property is shown at its original cost. Cost includes direct labor and material and allocable overhead costs.

When a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation. Maintenance costs and replacements of minor items of property are charged to expense.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at a rate of 3.4%.

The Financial Accounting Standards Board issued Statement
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is required to be adopted by 1996. The implementation of this Statement will not have a material impact on the Company's financial statements.

Income Taxes

Income taxes are deferred under the liability method. Deferred income taxes are provided for all temporary differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues. Investment tax credits, previously deferred, are being amortized over the lives of the related properties.

Consolidated Statement Of Cash Flows

The temporary cash investments presented on this Statement consist of liquid investments with an original maturity of three months or less.

Reclassifications

Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to future events.

2.  Regulatory Matters

Regulatory assets on the Consolidated Balance Sheet were:

                                           At December 31,
                                           1995      1994
                                           ----      ----
                                            --millions--

     a.   Phase-in                       $ 61.4    $ 75.9
     b.   DSM                              36.2      31.9
     c.   Deferred interest                58.1      61.0
                                         ------    ------
          Total                          $155.7    $168.8
                                         ======    ======

a. As part of a 1992 PUCO-approved settlement agreement ("Agreement") among the Company and various consumer groups, the third and final phase of an electric rate increase of 6.4% took effect in January 1994. Deferrals (including carrying charges) during the phase-in period are being recovered in current rates.

b. As part of the Agreement, the Company undertook cost-effective demand-side management ("DSM") programs with an average annual cost of $15 million for 1992-1995. These costs are deferred and are being recovered at approximately $9 million per year.

          The Agreement, as updated by a subsequent stipulation approved by the PUCO in 1995, allowed accelerated recovery of DSM costs and, thereafter, production plant costs in the event that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess will be used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess will be used for such purpose.

c. Interest charges related to Zimmer which were previously deferred pursuant to PUCO approval are being amortized at $2.8 million per year over the projected life of the asset.

3.  Income Taxes

                                      For the years ended December 31,
$ in millions                             1995     1994     1993
------------------------------------------------------------------------------

COMPUTATION OF TAX EXPENSE

Statutory income tax rate...............   35%      35%      35%
Federal income tax (statutory rates
   applied to pre-tax income before
   preferred dividends)................. $90.0    $87.0    $77.0

Increases (decreases) in tax from -
   Regulatory assets....................   3.3      2.2     (6.1)
   Depreciation.........................  10.8     10.4     10.2
   Investment tax credit amortized......  (3.0)    (3.7)    (3.0)
   Other, net...........................  (3.3)     0.2     (1.7)
                                         -----------------------
       Total tax expense................ $97.8    $96.1    $76.4
                                         =======================

COMPONENTS OF TAX EXPENSE

Taxes currently payable................. $93.1   $103.4    $54.3
Deferred taxes--
   Regulatory assets....................  (1.7)     1.6      7.1
   Liberalized depreciation and
     amortization.......................  13.9     16.9     17.6
   Property taxes.......................    -      (6.1)    (6.1)
   Fuel and gas costs...................  (3.1)   (12.7)     5.8
   Other................................  (2.6)    (3.4)     0.2
Deferred investment tax credit, net.....  (1.8)    (3.6)    (2.5)
                                         -----------------------
       Total tax expense................ $97.8    $96.1    $76.4
                                         =======================


        COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                           At December 31,
       $ in millions                       1995      1994
       --------------------------------------------------

       NON-CURRENT LIABILITIES

       Depreciation/property basis..... $(449.7)  $(437.0)
       Income taxes recoverable........   (82.9)    (88.9)
       Regulatory assets...............   (52.3)    (57.0)
       Investment tax credit...........    27.8      28.4
       Other...........................    25.0      23.9
                                        -------   -------
          Net non-current liability.... $(532.1)  $(530.6)
                                        =======   =======
       Net Current Asset............... $   6.1   $   2.3
                                        =======   =======

4.  Pensions And Postretirement Benefits

Pensions
Substantially all Company employees participate in pension plans paid for by the Company. Employee benefits are based on their years of service, age at retirement and, for salaried employees, their compensation. The plans are funded in amounts actuarially determined to provide for these benefits.

In developing the amounts in the following tables, an interest rate of 6.25% was used in 1995 and 1994 and 6.0% in 1993. Actual returns on plan assets for 1995, 1994 and 1993 were 25.6%, 0.9% and 6.2%, respectively. Increases in compensation levels approximating 5% were used for all years.

The following table presents the components of pension cost
(portions of which were capitalized):

$ in millions                              1995     1994     1993
-------------                             -----------------------

Service cost - benefits earned........... $ 6.2   $  6.1   $  5.4
Interest cost............................  14.4     13.4     12.0
Expected return on plan assets of
  7.5% in each year...................... (17.8)   (18.2)   (16.9)
Net amortization.........................  (0.9)    (1.5)    (2.0)
                                          -----------------------
Net pension cost......................... $ 1.9   $ (0.2)  $ (1.5)
                                          =======================

The following table sets forth the plans' funded status and amounts recorded in Other assets on the Consolidated Balance
Sheet at December 31:

$ in millions                                  1995     1994
-------------                                ---------------

Plan assets at fair value (a)............... $298.3   $247.6
Actuarial present value of projected
  benefit obligation........................  245.5    229.9
                                             ---------------
Plan assets in excess of projected
  benefit obligation........................   52.8     17.7

Unamortized transition obligation...........  (19.6)   (23.8)
Prior service cost..........................   18.1     20.2
Changes in plan assumptions and actuarial...
  gains and losses..........................   (5.0)    32.8
                                             ---------------
Net pension assets.......................... $ 46.3   $ 46.9
                                             ===============

Vested benefit obligation................... $190.1   $179.7
Accumulated benefit obligation without
  projected wage increases.................. $227.7   $211.1



(a) Invested in fixed income investments, equities including
   $27.0 million and $22.4 million of DPL Inc. common stock in 1995 and 1994, respectively, and guaranteed investment contracts.

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

In 1995, the Company funded $12.0 million of the union-eligible health benefit using a Voluntary Employee Beneficiary Association
Trust.

The following table presents the components of postretirement benefit cost:

$ in millions                             1995     1994     1993
-------------                             ----     ----     ----

Interest cost............................ $3.6     $3.7     $3.7
Net amortization.........................  2.9      3.0      3.0
                                          ----     ----     ----
Postretirement benefit cost.............. $6.5     $6.7     $6.7
                                          ====     ====     ====


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 10% for 1995 and decreases to 5% by 2005. A one percentage point increase in each future year's assumed health care trend rate would increase postretirement benefit cost by $0.3 million annually and would increase the accumulated postretirement benefit obligation by $3.4 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% in 1995 and 1994 and 6.0% in 1993.



The following table sets forth the accumulated postretirement benefit amounts at December 31:

$ in millions                                    1995         1994
-------------                                    ----         ----

Accumulated postretirement benefit obligation:

   - retirees and dependents................... $43.2        $61.4
   - active employees..........................   1.0          1.1
                                                -----        -----
       Total...................................  44.2         62.5
Plan assets at fair value (a)..................  12.0           -
                                                -----        -----
Projected benefit obligation in excess of
  plan assets..................................  32.2         62.5
Unamortized transition obligation.............. (21.8)       (24.8)
Actuarial gains and losses.....................  22.1          3.0
                                                -----        -----
Accrued postretirement benefit liability....... $32.5        $40.7
                                                =====        =====

(a) Invested in money market securities.

5.  Commonly Owned Facilities

The Company owns certain electric generating and transmission facilities as tenants in common with other Ohio utilities. Each utility is obligated to pay its ownership share of construction and operation costs of each facility. As of December 31, 1995, the Company had $4.3 million of commonly owned facilities under construction. The Company's share of expenses is included in the Consolidated Statement of Results of Operations.

The following table presents the Company's share of the commonly owned facilities at December 31, 1995:

                                   Company Share          Investment
                                ---------------------     ----------
                                           Production   Gross Plant in
                                Ownership   Capacity       Service
                                   (%)        (MW)      ($ in millions)
------------------------------------------------------------------------------

Production Units:
  Beckjord Unit 6...............   50.0        210           54
  Conesville Unit 4.............   16.5        129           30
  East Bend Station.............   31.0        186          149
  Killen Station................   67.0        402          406
  Miami Fort Units 7 & 8........   36.0        360          116
  Stuart Station................   35.0        820          242
  Zimmer Station................   28.1        365          985
Transmission
 (at varying percentages).......                             67



6.  Notes Payable And Compensating Balances

DPL Inc., the Company's parent company, has $200 million available through a revolving credit agreement. This agreement with a consortium of banks is renewable through 1999. Commitment fees are approximately $250,000 per year, depending upon the aggregate unused balance of the loan.

At December 31, 1995, DPL Inc. had no outstanding borrowings under this credit agreement.

The Company also has $96.6 million available in short-term informal lines of credit. To support these lines of credit, the Company is required to maintain average daily compensating balances of approximately $700,000 and also pay $94,000 per year in fees.

At year-end, the Company had no borrowings from these lines of credit and no commercial paper outstanding.

7.  Long-Term Debt

                                                     At December 31,
$ in millions                                       1995        1994
------------------------------------------------------------------------------

First mortgage bonds maturing:
     1997      5-5/8%............................ $ 40.0    $   40.0
     1998      6.75% and 6.87% (a)...............   25.0        26.4
     1999-2003 8.00% and 8.16% (a)...............   40.0        43.0
     2022-2026 8.14%.............................  671.0       671.0
     Pollution control series maturing
       through 2027 - 6.43% and 7.97% (a)........  107.9       218.4
                                                  ------------------
                                                   883.9       998.8

     Unamortized debt discount and premium (net).   (2.4)      (2.5)
                                                  ------------------
                                                   881.5       996.3

Guarantee of Air Quality Development Obligations
6.10% Series Due 2030............................  110.0          -

Mortgage note - 10.0%............................     -          7.4
                                                  ------------------
     Total....................................... $991.5    $1,003.7
                                                  ==================

(a) Weighted average interest rates for 1995 and 1994, respectively.


The amounts of maturities and mandatory redemptions for first mortgage bonds are (in millions) $0.5 in 1996, $40.4 in 1997, $25.4 in 1998, $0.4 in 1999 and $0.4 in 2000. Substantially all
property of the Company is subject to the mortgage lien securing the first mortgage bonds.

During 1995, $110 million of a new series of Air Quality Development Revenue Refunding Bonds was issued due 2030, with an interest rate of 6.10%. Proceeds of the financing were used to redeem a similar principal amount of first mortgage bonds that secured a series of pollution control bonds with an interest rate of 9.5%.

8.  Common Shareholder's Equity

                              Common Stock (a)
                             ------------------                    Earnings
                             Outstanding          Other Paid-in  Reinvested in
$ in millions                  Shares     Amount     Capital      the Business    Total
---------------------------------------------------------------------------------------
1993:
 Beginning Balance.......... 41,172,173   $  0.4     $675.0         $346.6     $1,022.0
  Net income................                                         143.6        143.6
  Common stock dividends....                                        (107.7)      (107.7)
  Preferred stock dividends.                                          (8.7)        (8.7)
  Other.....................                            0.2           (0.2)          -
                             ----------------------------------------------------------

 Ending balance............. 41,172,173   $  0.4     $675.2         $373.6     $1,049.2


1994:
  Net income................                                         152.4        152.4
  Common stock dividends....                                        (103.7)      (103.7)
  Preferred stock dividends.                                          (4.7)        (4.7)
  Contribution to capital...                           63.1             -          63.1
  Other.....................                            0.2            3.8          4.0
                             ----------------------------------------------------------

 Ending balance............. 41,172,173   $  0.4     $738.5         $421.4     $1,160.3


1995:
  Net income................                                         159.4        159.4
  Common stock dividends....                                        (132.6)      (132.6)
  Preferred stock dividends.                                          (0.9)        (0.9)
  Other.....................                            0.2            4.1          4.3
                             ----------------------------------------------------------

 Ending balance............. 41,172,173   $  0.4     $738.7         $451.4     $1,190.5
                             ==========================================================


(a) 50,000,000 shares authorized.

9.  Preferred Stock

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

              Current       Current             Par Value
   Series/   Redemption     Shares      At December 31, 1995 and 1994
    Rate       Price      Outstanding        ($ in millions)
------------------------------------------------------------------------------

A  3.75%      $102.50        93,280               $ 9.3
B  3.75%      $103.00        69,398                 7.0
C  3.90%      $101.00        65,830                 6.6
                            -------               -----
   Total                    228,508               $22.9
                            =======               =====

The shares may be redeemed at the option of the Company at the per share prices indicated, plus cumulative accrued dividends.


10.  Fair Value of Financial Instruments

                                                   At December 31,
                                              1995                1994
                                         ---------------     ---------------
$ in millions                            Fair Value Cost     Fair Value Cost
----------------------------------------------------------------------------
                                            $        $          $        $
Assets (a)

  Available for sale securities            40.1     27.6       31.2     25.1
  Held to maturity securities,             78.2     76.8       44.3     44.8
  including short term cash investments
  of $31.6 in 1995 and $13.3 in 1994


Liabilities (b)

  Debt                                  1,076.2    992.0      960.0  1,008.5


  (a) Maturities range from 1996 to 2005.
  (b) Includes current maturities.


Available for sale marketable equity securities are carried at market; the remaining financial instruments are carried at cost.
The fair value is based upon quoted market prices or securities with similar characteristics.

11.  Reconciliation Of Net Income To Net Cash Provided By Operating Activities

                                              For the years ended December 31,
$ in millions                                     1995      1994      1993
------------------------------------------------------------------------------

  Net income................................... $159.4    $152.4    $143.6
  Adjustments for non-cash items:
     Depreciation and amortization.............  115.4     111.9     109.0
     Deferred income taxes.....................    4.4      (7.3)     22.1
     Amortization (deferral) of
      regulatory assets, net...................   15.4      10.9     (25.8)
  Changes in working capital:
     Accounts receivable.......................  (44.7)     30.3      (3.8)
     Accounts payable..........................   21.4     (41.1)     23.4
     Deferred gas costs........................    1.7      28.7      (7.9)
     Accrued interest..........................    1.0      (0.4)      8.7
     Other.....................................   (4.9)      7.7      11.7
  DSM deferred costs...........................   (9.1)    (14.4)    (20.3)
  Other operating activities...................    1.1      (7.6)    (14.5)
                                                --------------------------
  Net cash provided by operating activities.... $261.1    $271.1    $246.2
                                                ==========================

12.  Financial Information By Business Segments

                                        For the years ended December 31,
$ in millions                                1995      1994      1993
------------------------------------------------------------------------

Utility service revenues
     Electric........................... $1,029.9  $  945.9  $  901.3
     Gas................................    222.0     237.1     245.1
     Other..............................      5.6       7.3       7.3
                                         ----------------------------
Total utility service revenues..........  1,257.5   1,190.3   1,153.7
Interest and other income...............     11.8       9.4      12.0
                                         ----------------------------
  Total income.......................... $1,269.3  $1,199.7  $1,165.7
                                         ============================

Operating profit before tax
     Electric........................... $  335.8  $  325.2  $  310.8
     Gas................................     18.9      10.3      19.9
     Other..............................     (4.4)     (0.7)      0.9
                                         ----------------------------
Total operating profit before tax.......    350.3     334.8     331.6
Other income, net (a)...................      1.3       7.3     (14.2)
Interest expense........................    (94.4)    (93.5)    (97.4)
                                         ----------------------------
  Income before income taxes............ $  257.2  $  248.6  $  220.0
                                         ============================

Depreciation and amortization
     Electric........................... $  108.1  $  104.8  $  102.4
     Gas................................      6.4       6.2       5.7
     Other..............................      0.9       0.9       0.9
                                         ----------------------------
  Total depreciation and amortization... $  115.4  $  111.9  $  109.0
                                         ============================

Construction additions
     Electric........................... $   66.6  $   82.1  $   66.3
     Gas................................     11.7      11.6      11.9
     Other..............................      0.6       0.3       0.3
                                         ----------------------------
  Total construction additions.......... $   78.9  $   94.0  $   78.5
                                         ============================

Assets
     Electric........................... $2,763.1  $2,772.3  $2,822.5
     Gas................................    223.7     201.7     236.0
     Other (b)..........................    217.5     173.0     152.8
                                         ----------------------------
  Total assets at year-end.............. $3,204.3  $3,147.0  $3,211.3
                                         ============================

(a) Includes primarily interest income less bond redemption costs in 1995 and 1993.
(b) Includes primarily cash, temporary cash investments and certain deferred items.

                             SELECTED QUARTERLY INFORMATION


                               March 31,       June 30,    September 30,   December 31,
$ in millions                 1995   1994    1995   1994    1995   1994    1995   1994
--------------------------------------------------------------------------------------
                               $      $       $      $       $      $       $      $
Utility service revenues.... 356.2  372.7   266.5  257.9   300.7  264.0   334.1  295.7
Income before income taxes..  94.2   93.1    51.8   56.5    65.0   57.3    46.2   41.6
Net income..................  59.3   56.2    33.8   35.9    38.9   34.6    27.4   25.7
Earnings on common stock....  59.1   54.1    33.5   33.7    38.7   34.4    27.2   25.5
Dividends paid..............  33.2   29.0    33.1   20.5    33.2   24.6    33.1   29.6



                      FINANCIAL AND STATISTICAL SUMMARY


                                          1995     1994     1993     1992     1991
----------------------------------------------------------------------------------
For the years ended December 31,

Utility service revenues (millions).. $1,257.5  1,190.3  1,153.7  1,019.8    998.0
Earnings on common stock (millions).. $  158.5    147.7    134.9    132.6    117.7
Earnings per share of common stock... $   3.85     3.59     3.28     3.22     2.86
Dividends paid (millions)............ $  132.6    103.7    107.8    103.6    111.8

Electric sales (millions of kWh)--
  Residential........................    4,871    4,465    4,558    4,260    4,571
  Commercial.........................    3,425    3,068    3,006    2,896    2,945
  Industrial.........................    4,401    4,388    4,089    3,938    3,949
  Other..............................    4,117    2,298    3,023    2,960    1,850
                                       -------  -------  -------  -------  -------
     Total...........................   16,814   14,219   14,676   14,054   13,315

Gas sales (thousands of MCF)--
  Residential........................   29,397   27,911   28,786   27,723   26,594
  Commercial.........................    8,307    8,081    8,468    8,642    8,368
  Industrial.........................    2,584    3,150    3,056    4,914    6,014
  Other..............................    3,006    2,909    3,171    3,402    3,187
                                       -------  -------  -------  -------  -------
  Transported gas....................   16,376   15,147   13,401   10,811    8,494

     Total...........................   59,670   57,198   56,882   55,492   52,657

At December 31,

Total assets (millions).............. $3,204.3  3,147.0  3,211.3  2,866.7  2,851.5
Long-term debt and preferred stock...
  with mandatory redemption
  provisions (millions).............. $  991.5  1,003.7  1,042.9    990.6  1,039.2

First mortgage bond ratings--
  Duff & Phelps, Inc.................      AA       AA       AA-       A+     BBB+
  Standards & Poor's Corporation.....      AA-      AA-       A        A      BBB+
  Moody's Investor Service...........     Aa3       A1       A2       A2       A3

Number of Preferred Shareholders.....      733      795    1,873    1,969    2,034


                Report of Independent Accountants
                ---------------------------------


To the Board of Directors of The Dayton Power and Light Company

     In our opinion, the consolidated financial statements listed in the index, appearing under Item 8 on page II-7 of this Form 10-K, present fairly, in all material respects, the financial position of The Dayton Power and Light Company (the "Company") and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 18, 1996

                Report of Independent Accountants
                 on Financial Statement Schedule
                ---------------------------------




To the Board of Directors of The Dayton Power and Light Company

Our audits of the consolidated financial statements of The Dayton Power and Light Company and its subsidiaries referred to in our report dated January 18, 1996 appearing on page II-26 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 18, 1996

Item 9 - Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
------------------------------------------------------------------------------

         None.


PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------------------------

Directors of the Registrant

          The Board is presently authorized to consist of nine directors. These nine directors are also directors of DPL Inc., the holding company of the Company. Nine directors are to be elected this year to serve until the Annual Meeting of Shareholders in 1997 or until their successors are duly elected and qualified. Should any nominee become unable to accept nomination or election, the Board will vote for the election of such other person as a director as the present directors may recommend in the place of such nominee.

          The following information regarding the nominees is based on information furnished by them:


                                                                 Director
Principal Occupation and Other Information                        Since
------------------------------------------------------------------------------
THOMAS J. DANIS, Age 46                                           1989
  Former Chairman and Chief Executive Officer,
  The Danis Companies, Dayton, Ohio,
  construction, real estate and environmental services.
  Director:  CSR America Inc.
  Trustee:  University of Dayton, Dayton Foundation,
  Miami Valley Research Park Foundation.

JAMES F. DICKE, II, Age 50                                        1990
  President, Crown Equipment Corporation, New Bremen, Ohio, international manufacturer and distributor of electric lift trucks and material handling products.
  Director:  Regional Boys and Girls Clubs of America,
  Plaid Holdings Corp.
  Vice Chairman:  Trinity University Board of Trustees
  Secretary:  Culver Educational Foundation.

                              III-1

PETER H. FORSTER, Age 53                                          1979
  Chairman and Chief Executive Officer, DPL Inc.;
  Chairman, The Dayton Power and Light  Company.
  Chairman:  Miami Valley Research Foundation.
  Director:  Bank One, Dayton, NA, Amcast Industrial Corp.,
  Comair Holdings, Inc.
  Trustee:  F. M. Tait Foundation, Arts Center Foundation.

ERNIE GREEN, Age 57                                               1991
  President and Chief Executive Officer, Ernie Green
  Industries, Dayton, Ohio, automotive components manufacturer.
  Director:  Bank One, Dayton, NA, Day-Med Health
  Maintenance Plan, Inc., WPTD-TV, The Duriron Company,
  Acordia, Inc., Eaton Corp.
  Trustee:  Central State University.

JANE G. HALEY, Age 65                                             1978
  President and Chief Executive Officer, Gosiger, Inc.,
  Dayton, Ohio, national importer and distributor of machine tools.
  Director:  Society Bank, NA, Advisory Board, Dayton, Ohio.
  Trustee:  University of Dayton, Chaminade-Julienne
  High School, Dayton, Ohio, Miami Valley Economic
  Development Coalition.
  Member:  Area Progress Council.

ALLEN M. HILL, Age 50                                             1989
  President and Chief Operating Officer, DPL Inc.;
  President and Chief Executive Officer, The Dayton
  Power and Light Company.
  Chairman:  Dayton Business Committee.
  Director:  Citizens Federal Bank, F.S.B.,
  Dayton Boys/Girls Club, Ohio Electric Utility Institute.
  Trustee:  The University of Dayton, Hipple Cancer Research
  Center, MedAmerica Health Systems Corp.










                              III-2

W AUGUST HILLENBRAND, Age 55                                      1992
  President and Chief Executive Officer, Hillenbrand
  Industries, Batesville, Indiana, a diversified public holding company with five wholly-owned and autonomously operated subsidiaries manufacturing caskets, hospital furniture, hospital supplies, high-tech security locks and providing funeral planning services.
  Director:  Forecorp, Inc., Forethought Life Insurance
  Company.
  Trustee:  Denison University, National Committee for
  Quality Health Care, Batesville Girl Scouts.

DAVID R. HOLMES, Age 55                                           1994
  Chairman, President and Chief Executive Officer,
  The Reynolds and Reynolds Company, Dayton, Ohio, information management systems.
  Director:  Bank One, Dayton, NA.
  Advisor:  J. L. Kellogg Graduate School of Management,
  Northwestern University.
  Member:  Dayton Business Committee, Area Progress Council,
  Downtown Dayton Partnership.

BURNELL R. ROBERTS, Age 68                                        1987
  Chairman, Sweetheart Holdings, Inc.
  Retired Chairman of the Board and Chief Executive
  Officer, The Mead Corporation, Dayton, Ohio, forest products producer.
  Director:  Armco, Inc., The Perkin-Elmer Corporation,
  Rayonier, Inc., Universal Protective Plastics, Inc.,
  Day International Group, Inc.















                              III-3

                    EXECUTIVE OFFICERS OF THE REGISTRANT
                           (As of March 1, 1996)

                              Business Experience,
                                Last Five Years
                           (Positions with Registrant
     Name            Age    Unless Otherwise Indicated)          Dates
----------------     ---   ----------------------------    -----------------
Peter H. Forster     53    Chairman                        4/06/92 - 3/01/96
                           Chairman and Chief Executive    9/26/95 - 3/01/96
                             Officer, DPL Inc.
                           Chairman, President and Chief   4/05/88 - 9/26/95
                             Executive Officer, DPL Inc.
                           Chairman and Chief Executive    8/02/88 - 4/06/92
                             Officer

Allen M. Hill        50    President and Chief Executive   4/06/92 - 3/01/96
                             Officer
                           President and Chief Operating   9/26/95 - 3/01/96
                             Officer, DPL Inc.
                           President and Chief Operating   8/02/88 - 4/06/92
                             Officer

Paul R. Anderson     53    Controller                      4/12/81 - 3/01/96

Stephen P. Bramlage  49    Assistant Vice President        1/01/94 - 3/01/96
                           Director, Service Operations   10/29/89 - 1/01/94

Robert M. Combs      50    Vice President                  5/09/94 - 3/01/96
                           Treasurer                       3/17/93 - 5/09/94
                           Director, J. M. Stuart          9/16/91 - 3/17/93
                             Electric Generating Station
                           United States Navy
                             Production Officer,           8/01/88 - 9/16/91
                             Charleston Naval Shipyard

Georgene H. Dawson   46    Assistant Vice President        1/01/94 - 3/01/96
                           Director, Service Operations    4/03/92 - 1/01/94
                           Service Center Manager          6/11/89 - 4/03/92

Jeanne S. Holihan    39    Assistant Vice President        3/17/93 - 3/01/96
                           Treasurer                      11/06/90 - 3/17/93




                              III-4

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                          (As of March 1, 1996)

                                Business Experience,
                                  Last Five Years
                              (Positions with Registrant
     Name               Age   Unless Otherwise Indicated)            Dates
-----------------       ---   ---------------------------     -------------------
Thomas M. Jenkins       44    Group Vice President             6/27/95 -  3/01/96
                              Group Vice President and
                                Treasurer, DPL Inc.
                              Group Vice President and         5/09/94 -  6/27/95
                                Treasurer, DPL Inc. and
                                the Company
                              Group Vice President and        11/06/90 -  5/09/94
                                Treasurer, DPL Inc.
                                Group Vice President

Stephen F. Koziar, Jr.  51    Group Vice President and         1/31/95 -  3/01/96
                                Secretary, DPL Inc. and
                                the Company
                              Group Vice President,           12/10/87 -  1/31/95
                                DPL Inc. and the Company

Judy W. Lansaw          44    Group Vice President,            1/31/95 -  3/01/96
                                DPL Inc. and the Company
                              Group Vice President and        12/07/93 -  1/31/95
                                Secretary, DPL Inc. and
                                the Company
                              Vice President and               8/01/89 - 12/07/93
                                Secretary, DPL Inc. and
                                the Company

Arthur G. Meyer         46    Treasurer                        6/27/95 -  3/01/96
                              Director, Financial Activities   5/09/94 -  6/27/95
                              Manager, South Dayton            1/31/94 -  5/09/94
                                Service Center
                              Associate General Counsel        7/13/92 -  1/31/94
                              President, Dayton Business       2/01/89 -  7/13/92
                                Committee

Bryce W. Nickel         39    Assistant Vice President         1/01/94 -  3/01/96
                              Director, Service Operations    10/29/89 -  1/01/94

H. Ted Santo            45    Group Vice President            12/08/92 -  3/01/96
                              Vice President                   2/28/88 - 12/08/92

                              III-5

Item 11 - Executive Compensation
------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

          Directors of the Company who are not employees receive $12,000 annually for services as a director, $600 for attendance at a Board meeting, and $500 for attendance at a committee meeting or operating session, of DPL Inc. and the Company. Members of the Executive Committee of DPL Inc. receive $2,000 annually for services on that committee. Each committee chairman receives an additional $1,600 annually. Directors who are not employees of the Company also participate in a Directors' Deferred Stock Compensation Plan (the "Stock Plan") under which a number of DPL Inc. common shares are awarded to directors each year. All shares awarded under the Stock Plan are transferred to a grantor trust (the "Master Trust") maintained by DPL Inc. to secure its obligations under various directors' and officers' deferred and incentive compensation plans. Receipt of the shares or cash equal to the value thereof is deferred until the participant retires as a director or until such other time as designated by the participant and approved by the Compensation and Management Review Committee (the "Committee") of DPL Inc. In the event of a change of control (as defined in the Stock Plan), the authority and discretion which is exercisable by the Committee, will be exercised by the trustees of the Master Trust. In April 1995, each non-employee director was awarded
1,600 shares.

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

                              III-6

EXECUTIVE OFFICER COMPENSATION


Summary Compensation Table

          Set forth below is certain information concerning the compensation of the Chief Executive Officer and each of the other five most highly compensated executive officers of the Company for the last three fiscal years, for services rendered in all capacities to the Company and its subsidiaries, DPL Inc., and the other subsidiaries of DPL Inc.

                                                  Long-Term
                                                 Compensation
                                   Annual        ------------
                                Compensation      Restricted
                              -----------------   Stock Unit          All Other
Name and Principal            Salary  Bonus (1)   Awards (2)       Compensation (3)
   Position             Year   ($)      ($)          ($)                ($)
-----------------------------------------------------------------------------------
Peter H. Forster        1995  572,000  344,000    784,000 ('96-98)     1,000
 Chairman               1994  526,000  318,000    708,000 ('95-97)     1,000
                        1993  496,000  298,000    580,000 ('94-96)     1,000

Allen M. Hill           1995  363,000  226,000    319,000 ('96-98)     1,000
 President and Chief    1994  336,000  205,000    333,000 ('95-97)     1,000
 Executive Officer      1993  315,000  193,000    249,000 ('94-96)     1,000

Stephen F. Koziar, Jr.  1995  209,000   94,000    141,000 ('96-98)     1,000
 Group Vice President   1994  198,000   91,000    124,000 ('95-97)     1,000
 and Secretary          1993  189,000   86,000    103,000 ('94-96)     1,000

Thomas M. Jenkins       1995  207,000   94,000    194,000 ('96-98)     1,000
 Group Vice President   1994  188,000   87,000    239,000 ('95-97)     1,000
                        1993  172,000   81,000    188,000 ('94-96)     1,000

Judy W. Lansaw          1995  197,000   89,000    227,000 ('96-98)     1,000
 Group Vice President   1994  175,000   79,000    191,000 ('95-97)     1,000
                        1993  160,000   68,000    116,000 ('94-96)     1,000

H. Ted Santo            1995  190,000   86,000    168,000 ('96-98)     1,000
 Group Vice President   1994  173,000   81,000    142,000 ('95-97)     1,000
                        1993  151,000   73,000    192,000 ('94-96)     1,000


___________________________

(1) Amounts in this column represent awards made under the Management Incentive Compensation Program ("MICP"). Awards are based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.


                              III-7

(2) Amounts shown in this column have not been paid, but are contingent on performance and represent the dollar value of restricted stock incentive units ("SIU's") awarded to the named executive officer under the Management Stock Incentive Plan ("MSIP") based on the closing price of a DPL Inc. common share on the New York Stock Exchange-- Consolidated Transactions Tape on the date of award. The SIU's awarded for 1993, 1994 and 1995 vest only to the extent that the DPL Inc. average return on equity ("ROE") over a three-year performance period is above the Regulatory Research Associates industry median.

      Depending on the performance of DPL Inc., these SIU's vest in amounts ranging from 0% to 100% of the target award at an ROE between 0 and 100 basis points above median ROE and from 100% to 150% of target award at an ROE between 100 and 200 basis points above median ROE.

      No units vest if the three-year average ROE is below 10%. Amounts shown for 1993, 1994 and 1995 reflect target awards. For each SIU which vests, a participant receives the cash equivalent of one DPL Inc. common share plus dividend equivalents from the date of award. Prior to payout at retirement, an individual may elect to convert a portion of vested SIU's to a cash equivalent and accrue interest thereon. All payouts of vested SIU's under the MSIP are deferred until retirement.

(3) Amounts in this column represent employer matching contributions on behalf of each named executive under the DPL Employee Savings Plan made to the DPL Inc. Employee
      Stock Ownership Plan.

Certain Severance Pay Agreements

          DPL Inc. entered into severance pay agreements with each of Messrs. Forster, Hill, Koziar, Jenkins and Santo and Mrs. Lansaw providing for the payment of severance benefits in the event that the individual's employment with DPL Inc. or its subsidiaries is terminated under specified circumstances within three years after a change in control of DPL Inc. or DP&L (generally, defined as the acquisition of 15% or more of the voting securities or certain mergers or other business combinations). The agreements entered into between 1987 and 1991 require the individuals to remain with DPL Inc. throughout the period during which any change of control is pending in order to help put in place the best plan for the shareholders. The principal severance benefits under each agreement include payment of the following: (i) the individual's full base salary and accrued benefits through the date of termination and any awards for any completed or partial period under the MICP and the individual's award for the current period under the MICP (or for a completed period if no award for that period has yet been determined) fixed at an amount equal to his average annual award for the preceding three years; (ii) 300% of the sum of the individual's annual base salary at the rate in effect on the date of termination (or, if higher, at the rate in effect as of the time of the change in control) plus the average amount awarded to the individual under the MICP for the three preceding years;
(iii) all awarded or earned but unpaid SIU's; and (iv) continuing medical, life, and disability insurance. In the event any payments under these agreements are subject to an excise tax under the


                              III-8

Internal Revenue Code of 1986, the payments will be adjusted so that the total payments received on an after-tax basis will equal the amount the individual would have received without imposition of the excise tax. The severance pay agreements are effective for one year but are automatically renewed each year unless
DPL Inc. or the participant notifies the other one year in advance of its or his intent not to renew. DPL Inc. has agreed to secure its obligations under the severance pay agreements by transferring required payments to the Master Trust.

Pension Plans

          The following table sets forth the estimated total annual benefits payable under the Company retirement income plan and the supplemental executive retirement plan to executive officers at normal retirement date (age 65) based upon years of accredited service and final average annual compensation (including base and incentive compensation) for the three highest years during the last ten:

                             Total Annual Retirement Benefits for
                             Years of Accredited Service at Age 65
           Final Average     -------------------------------------
          Annual Earnings     10 Years   15 Years   20-30 Years
          ---------------    -------------------------------------

           $  200,000        $ 52,500    $ 79,000    $105,000
              400,000         109,500     164,000     219,000
              600,000         166,500     250,000     333,000
              800,000         223,500     335,000     447,000
            1,000,000         280,500     421,000     561,000
            1,200,000         337,500     506,000     675,000
            1,400,000         394,500     592,000     789,000


          The years of accredited service for the named executive officers are Mr. Forster -- 30 yrs.; Mr. Hill -- 26 yrs.;
Mr. Koziar -- 26 yrs.; Mr. Jenkins -- 18 yrs.; Mrs. Lansaw --
16 yrs.; and Mr. Santo -- 20 yrs. Years of service under the retirement income plan are capped at 30 years, however, the retirement and supplemental plans, taken together, can provide full benefits after 20 years of accredited service. Benefits are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers. For each year an individual retires prior to age 62, benefits under the supplemental plan are reduced by 3% or 21% for early retirement at age 55.











                              III-9

Item 12 - Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------------

          The Company's stock is beneficially owned by DPL Inc.

          Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each director of the Company as of January 31, 1996.

                                             Amount and Nature of
     Name of Director                      Beneficial Ownership (1)
     ----------------                      ------------------------

     Thomas J. Danis                           19,113 shares
     James F. Dicke, II                        57,629 shares
     Peter H. Forster                          21,533 shares
     Ernie Green                               17,261 shares
     Jane G. Haley                             29,128 shares
     Allen M. Hill                             20,700 shares
     W August Hillenbrand                       9,595 shares
     David R. Holmes                            3,431 shares
     Burnell R. Roberts                        18,738 shares

          Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each executive officer of the Company named in the Summary
Compensation Table (other than executive officers who are directors of the Company whose security ownership is found above) as of January 31, 1996.

                                             Amount and Nature of
     Name of Executive Officer             Beneficial Ownership (1)
     -------------------------             ------------------------

     Stephen F. Koziar, Jr.                     7,566 shares
     Thomas M. Jenkins                          5,244 shares
     Judy W. Lansaw                             2,029 shares
     H. Ted Santo                               2,009 shares

(1) The number of shares shown represents in each instance less than 1% of the outstanding Common Shares of DPL Inc.

    There were 228,728 shares or 0.21% of the total number of Common Shares beneficially owned by all directors and executive officers of DPL Inc. and the Company as a group at January 31, 1996. The number of shares shown for the directors includes Common Shares transferred to the Master Trust for non-employee directors pursuant to the Directors' Deferred Stock Compensation Plan.

Item 13 - Certain Relationships And Related Transactions
------------------------------------------------------------------------------

          None.


                             III-10

PART IV


Item 14 - Exhibits, Financial Statement Schedule And Reports On Form 8-K
------------------------------------------------------------------------------

          (a)  Documents filed as part of the Form 10-K


      1.   Financial Statements
           --------------------
      See Item 8 - Index to Financial Statements on page II-7, which page is incorporated herein by reference.


      2.   Financial Statement Schedule
           ----------------------------
      For the three years in the period ended December 31, 1995:

                                                         Page No.
                                                         --------
      Schedule II - Valuation and qualifying accounts      IV-7


          The information required to be submitted in Schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

      3.   Exhibits
           --------

     The following exhibits have been filed with the Securities and Exchange Commission and are incorporated herein by
     reference.
                                                   Incorporation by
                                                      Reference
                                                 ---------------------

2     Copy of the Agreement of Merger among      Exhibit A to the 1986
      DPL Inc., Holding Sub Inc. and the         Proxy Statement
      Company dated January 6, 1986............  (File No. 1-2385)

3(a)  Regulations and By-Laws of the Company...  Exhibit 2(e) to
                                                 Registration
                                                 Statement No. 2-68136
                                                 to Form S-16

3(b)  Copy of Amended Articles of Incorporation  Exhibit 3(b) to Report on
      of the Company dated January 3, 1991.....  Form 10-K for the year ended December 31,
                                                 1991 (File No. 1-2385)

4(a)  Copy of Composite Indenture dated as of    Exhibit 4(a) to Report on
      October 1,1935, between the Company and    Form 10-K for the year
      The Bank of New York, Trustee with all     ended December 31,
      amendments through the Twenty-Ninth        1985(File No. 1-2385)
      Supplemental Indenture...................

4(b)  Copy of the Thirtieth Supplemental         Exhibit 4(h) to
      Indenture dated as of March 1, 1982,       Registration Statement
      between the Company and The Bank of        No. 33-53906
      New York, Trustee........................

4(c)  Copy of the Thirty-First Supplemental      Exhibit 4(h) to
      Indenture dated as of November 1, 1982,    Registration Statement
      betweeen the Company and The Bank of       No. 33-56162
      New York, Trustee........................

4(d)  Copy of the Thirty-Second Supplemental     Exhibit 4(i) to
      Indenture dated as of November 1, 1982,    Registration Statement
      between the Company and The Bank of New    No. 33-56162
      York, Trustee............................

4(e)  Copy of the Thirty-Third Supplemental      Exhibit 4(e) to Report on
      dated as of December 1, 1985, between      Form 10-K for the year
      the Company and The Bank of New York,      ended December 31,
      Trustee..................................  1985 (File No. 1-2385)

4(f)  Copy of the Thirty-Fourth Supplemental     Exhibit 4 to Report on
      Indenture dated as of April 1, 1986,       Form 10-Q for quarter
      between the Company and The Bank of New    ended June 30, 1986
      York, Trustee............................  (File No. 1-2385)

4(g)  Copy of the Thirty-Fifth Supplemental      Exhibit 4(h) to Report on
      Indenture dated as of December 1, 1986,    Form 10-K for the year
      between the Company and The Bank of New    ended December 31,
      York, Trustee............................  1986 (File No. 1-9052)

4(h)  Copy of the Thirty-Sixth Supplemental      Exhibit 4(i) to
      Indenture dated as of August 15, 1992,     Registration Statement
      between the Company and The Bank of New    No. 33-53906
      York, Trustee............................

4(i)  Copy of the Thirty-Seventh Supplemental    Exhibit 4(j) to
      dated as of November 15, 1992, between     Registration Statement
      the Company and The Bank of New York,      No. 33-56162
      Trustee..................................

4(j)  Copy of the Thirty-Eighth Supplemental     Exhibit 4(k) to
      Indenture dated as of November 15, 1992,   Registration Statement
      between the Company and The Bank of New    No. 33-56162
      York, Trustee............................

4(k)  Copy of the Thirty-Ninth Supplemental      Exhibit 4(k) to
      Indenture dated as of January 15, 1993,    Registration Statement
      between the Company and The Bank of New    No. 33-57928
      York, Trustee............................

4(l)  Copy of the Fortieth Supplemental          Exhibit 4(m) to Report on
      Indenture dated as of February 15, 1993,   Form 10-K for the year
      between the Company and The Bank of New    ended December 31,
      York, Trustee............................  1992 (File No. 1-2385)

10(a) Description of Management Incentive       Exhibit 10(d) to Report on
      Compensation Program for Certain          Form 10-K for the year
      Executive Officers......................  ended December 31,
                                                1986 (File No. 1-9052)

10(b) Copy of Severance Pay Agreement with      Exhibit 10(g) to Report on
      Certain Executive Officers..............  Form 10-K for the year ended December 31,
                                                1987 (File No. 1-2385)

10(c) Copy of Supplemental Executive            Exhibit 10(f) to Report on
      Retirement Plan amended August 6, 1991..  Form 10-K for the year ended December 31,
                                                1991 (File No. 1-2385)

10(d) Amended description of Directors'         Exhibit 10(d) to Report on
      Deferred Stock Compensation Plan          Form 10-K for the year
      effective January 1, 1993...............  ended December 31,
                                                1993 (File No. 1-2385)

10(e) Amended description of Deferred           Exhibit 10(e) to Report on
      Compensation Plan for Non-Employee        Form 10-K for the year
      Directors effective January 1, 1993.....  ended December 31,
                                                1993 (File No. 1-2385)

10(f) Copy of Management Stock Incentive Plan   Exhibit 10(f) to Report on
      amended January 1, 1993.................  Form 10-K for the year ended December 31,
                                                1993 (File No. 1-2385)

18   Copy of preferability letter relating to   Exhibit 18 to Report on
     change in accounting for unbilled          Form 10-K for the year
     revenues from Price Waterhouse LLP.......  ended December 31,
                                                1988 (File No. 1-2385)

The following exhibits are filed herewith:

                                                       Page No.
                                                       --------

21   Copy of List of Subsidiaries of the Company


     (b) Reports on Form 8-K
         -------------------

         None.

                           SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE DAYTON POWER AND LIGHT COMPANY

                             Registrant


March 21, 1996                        Peter H. Forster
                             ----------------------------------
                                      Peter H. Forster
                                          Chairman

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Paul R. Anderson        Controller (principal      March 21, 1996
--------------------      accounting officer)
  (P. R. Anderson)

  Thomas J. Danis         Director                   March 26, 1996
--------------------
  (T. J. Danis)

                          Director                   March   , 1996
--------------------
  (J. F. Dicke, II)


  Peter H. Forster        Director and Chairman      March 21, 1996
--------------------      (principal executive
  (P.H. Forster)          officer)


  Ernie Green             Director                   March 22, 1996
--------------------
  (E. Green)


                          Director                   March   , 1996
--------------------
  (J. G. Haley)

  Allen M. Hill           Director, President and    March 21, 1996
--------------------      Chief Executive Officer
  (A. M. Hill)            Executive Officer


                          Director                   March   , 1996
--------------------
  (W A. Hillenbrand)


                          Director                   March   , 1996
--------------------
  (D. R. Holmes)


  Thomas M. Jenkins       Group Vice President       March 21, 1996
--------------------     (principal financial
  (T. M. Jenkins)         officer)


  Burnell R. Roberts      Director                   March 25, 1996
--------------------
  (B. R. Roberts)

                                                            Schedule II



                    THE DAYTON POWER AND LIGHT COMPANY
                     VALUATION AND QUALIFYING ACCOUNTS

            For the years ended December 31, 1995, 1994 and 1993



----------------------------------------------------------------------------------------
        COLUMN A                       COLUMN B     COLUMN C       COLUMN D     COLUMN E
----------------------------------------------------------------------------------------
                                                    Additions
                                                  --------------
                                      Balance at  Charged                       Balance
                                      Beginning     to            Deductions    at End
      Description                     of Period   Income   Other      (1)      of Period
----------------------------------------------------------------------------------------
                                        -------------------thousands--------------------

1995:
Deducted from accounts receivable--

 Provision for uncollectible accounts   $ 7,801   $ 1,096   $  -     $ 2,416     $ 6,481


1994:
Deducted from accounts receivable--

 Provision for uncollectible accounts   $ 9,122   $ 1,553   $  -     $ 2,874    $  7,801


1993:
Deducted from accounts receivable--

 Provision for uncollectible accounts   $10,461   $ 1,353   $  -     $  2,692    $ 9,122




(1) Amounts written off, net of recoveries of accounts previously written off.
