Form 10-Q
period 1996-03-31
DAYTON POWER & LIGHT CO
filed 1996-05-14
CIK 27430

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value              41,172,173 Shares
     ----------------------------              -----------------
        (Title of each class)           (Outstanding at March 31, 1996)

                  THE DAYTON POWER AND LIGHT COMPANY

                                 INDEX


                                                           Page No.
                                                           --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations      1

          Consolidated Statement of Cash Flows                 2

          Consolidated Balance Sheet                           3

          Notes to Consolidated Financial Statements           5

          Operating Statistics                                 6


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                     8


Part II - Other Information                                   10

       Signatures                                             11

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company

                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                  1996     1995
                                                  ----     ----
                                                  --thousands--
Income
- ------

Utility service revenues --
  Electric                                     $264,625  $256,075
  Gas and other                                 104,379   100,093
                                               --------  --------
      Total utility service revenues            369,004   356,168

Interest and other income                         1,828     1,545
                                               --------  --------
      Total Income                              370,832   357,713
                                               --------  --------
Expenses
- --------

Fuel and purchased power                         61,624    64,147
Gas purchased for resale                         64,559    63,019
Operation and maintenance                        55,657    51,150
Depreciation and amortization                    29,230    28,059
Amortization of regulatory assets, net            4,059     2,725
General taxes                                    32,156    31,181
Interest expense                                 22,043    23,221
                                               --------  --------
      Total Expenses                            269,328   263,502
                                               --------  --------

Income Before Income Taxes                      101,504    94,211

Income Taxes                                     38,753    34,887
                                               --------  --------
Net Income                                       62,751    59,324

Preferred Dividends                                 217       217
                                               --------  --------
Earnings on Common Stock                       $ 62,534  $ 59,107
                                               ========  ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company


                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                  1996     1995
                                                  ----     ----
                                                  --thousands--
Operating Activities
- --------------------

  Cash received from utility customers         $349,294  $344,238
  Other operating cash receipts                   1,689     2,509
  Cash received (paid) for:
     Fuel and purchased power                   (56,219)  (61,472)
     Purchased gas                              (49,260)  (33,621)
     Operation and maintenance labor            (25,821)  (25,103)
     Nonlabor operating expenditures            (41,017)  (40,770)
     Interest                                   (26,107)  (23,094)
     Income taxes                                11,833    12,028
     Property, excise and payroll taxes         (50,152)  (49,516)
                                               --------  --------
  Net cash provided by operating activities     114,240   125,199
                                               --------  --------

Investing Activities
- --------------------

  Net cash used for property expenditures
    and other                                   (46,314)  (22,708)
                                               --------  --------
Financing Activities
- --------------------

  Dividends paid on common and preferred stock  (34,917)  (33,153)
  Retirement of short-term debt                  (3,500)        -
  Retirement of long-term debt                        -       (42)
                                               --------  --------
  Net cash used for financing activities        (38,417)  (33,195)
                                               --------  --------
Cash and temporary cash investments--

  Net change                                     29,509    69,296
  Balance at beginning of period                 39,110     8,297
                                               --------  --------
  Balance at end of period                     $ 68,619  $ 77,593
                                               ========  ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                                  At            At
                                               March 31,    December 31,
                                                 1996          1995
                                               --------     -----------
                                                   --thousands--
ASSETS
- ------

Property
- --------

Electric property                             $3,062,415    $3,064,579
Gas and other utility property                   290,146       289,286
Construction work in progress                     38,980        22,926
                                              ----------    ----------
                                               3,391,541     3,376,791

Less--
  Accumulated depreciation and amortization   (1,159,961)   (1,134,632)
                                              ----------    ----------
  Net property                                 2,231,580     2,242,159
                                              ----------    ----------

Current Assets
- --------------

Cash and temporary cash investments               68,619        39,110
Accounts receivable, less provision for
  uncollectible accounts                         157,109       144,510
Inventories, at average cost                      57,873        81,628
Taxes applicable to subsequent years              52,890        82,371
Prepaid utility excise tax                        36,079        18,069
Prepayments and other                             15,408        27,683
                                              ----------    ----------
  Total current assets                           387,978       393,371
                                              ----------    ----------
Other Assets
- ------------

Income taxes recoverable through future
  revenues                                       235,934       238,632
Regulatory assets                                151,580       155,715
Other assets                                     196,201       174,423
                                              ----------    ----------
  Total other assets                             583,715       568,770
                                              ----------    ----------
Total Assets                                  $3,203,273    $3,204,300
                                              ==========    ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company


                                                  At            At
                                               March 31,    December 31,
                                                 1996          1995
                                               --------     -----------
                                                   --thousands--

CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization
- --------------

Common shareholder's equity--
  Common stock                              $      412    $      412
  Other paid-in capital                        738,739       738,693
  Earnings reinvested in the business          478,216       451,350
                                            ----------    ----------
     Total common shareholder's equity       1,217,367     1,190,455


Preferred stock                                 22,851        22,851
Long-term debt                                 991,612       991,591
                                            ----------    ----------
     Total capitalization                    2,231,830     2,204,897
                                            ----------    ----------

Current Liabilities
- -------------------

Accounts payable                                76,384        96,958
Accrued taxes                                  134,383       115,886
Accrued interest                                17,258        21,680
Other                                           29,556        47,717
                                            ----------    ----------
     Total current liabilities                 257,581       282,241
                                            ----------    ----------

Deferred Credits and Other
- --------------------------

Deferred taxes                                 529,051       532,144
Unamortized investment tax credit               78,681        79,424
Other                                          106,130       105,594
                                            ----------    ----------
     Total deferred credits and other          713,862       717,162
                                            ----------    ----------
Total Capitalization and Liabilities        $3,203,273    $3,204,300
                                            ==========    ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1.   Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

                                            Three Months Ended
                                                 March 31
                                           1996           1995
                                           ----           ----
                                             --millions--

Net Income                                $62.8          $59.3
Adjustments for non-cash items:
  Depreciation and amortization            29.2           28.1
  Taxes applicable to subsequent years     29.6           28.6
Changes in Working Capital:
  Accounts receivable                     (12.6)         (11.7)
  Accounts payable                        (15.1)           6.0
  Other                                    14.0           14.1
Other operating activities                  6.3            0.8
                                         ------         ------
Net cash provided by operating
  activities                             $114.2         $125.2
                                         ======         ======

2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.


3. The consolidated financial statements in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                    1996      1995
                                                    ----      ----
Electric
- --------

Sales (millions of kWh) --
  Residential                                       1,498     1,346
  Commercial*                                         832       772
  Industrial*                                       1,063     1,096
  Other                                               946     1,020
                                                  -------   -------
     Total                                          4,339     4,234

Revenues (thousands of dollars) --
  Residential                                     119,350   110,309
  Commercial*                                      56,813    53,837
  Industrial*                                      53,428    56,045
  Other                                            35,034    35,885
                                                  -------   -------
     Total                                        264,625   256,076

Other Electric Statistics --
  Average price per kWh--retail and wholesale
     customers (cents)                               6.03      5.99
  Fuel cost per net kWh generated (cents)            1.30      1.34
  Electric customers at end of period             476,557   471,596
  Average kWh use per residential customer          3,518     3,194
  Peak demand--maximum one hour use (mw), (net)     2,668     2,508



*Includes the effect of reclassifying certain industrial customers as commercial customers in the fourth quarter of 1995.

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                    1996      1995
                                                    ----      ----
Gas
- ---

Sales (millions of mcf) --
  Residential                                      14,712    12,771
  Commercial                                        4,447     3,545
  Industrial                                        1,846     1,225
  Other                                             1,308     1,196
  Transported gas                                   5,651     5,453
                                                  -------   -------
     Total                                         27,964    24,190

Revenues (thousands of dollars) --
  Residential                                      66,910    65,472
  Commercial                                       19,128    17,344
  Industrial                                        7,259     5,839
  Other                                             9,218     8,532
                                                  -------   -------
     Total                                        102,515    97,187

Other Gas Statistics --
  Average price per mcf--retail customers
    (dollars)                                        4.42      5.03
  Gas customers at end of period                  295,778   291,315

Degree Days (based on calendar month) --

  Heating                                           3,197     2,831
  Cooling                                               0         0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's earnings for the first quarter of 1996 increased $3.4 million compared to the same period a year ago. Continued strong business activity and colder than normal winter weather were the main reasons behind the improved financial performance. The Company was also able to continue to control costs, which helped to achieve the earnings growth.

     An analysis of the financial condition and results of operations for the first quarter ended March 31, 1996 and 1995 is discussed below.

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

     As of March 31, 1996, the Company's cash and temporary cash investment balance was $68.6 million.

     The Company has available to it $97 million in short-term informal lines of credit. As of March 31, 1996, the Company had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of March 31, 1996, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1996-2000.

Results of Operations
- ---------------------

     Electric revenues increased by $8.6 million for the first quarter of 1996. Residential customer revenues were up $9.0 million as a result of higher sales from colder weather.

     Gas revenues increased $5.3 million from the corresponding quarter last year. The variance reflects a 16% increase in gas sales due to colder weather and to increased business activity.

     Fuel and purchased power declined $2.5 million in the first quarter primarily due to lower electric fuel costs. Operation and maintenance expense was $4.5 million higher in the first quarter of 1996 compared to 1995. The variance was due to increased insurance costs.

     Income taxes increased $3.9 million from the first quarter of 1995 primarily due to higher book income.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
- ------------------------------------------

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued final rules requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs, which tariffs would provide third parties with non-discriminatory wholesale transmission service comparable to what the utility provides itself. The rules require all such filings within 60 days of the publication of the orders in the Federal Register. The Company filed its open-access tariff on April 12, 1996. FERC further stated that all stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities.

     On March 21, 1996, legislation was introduced in the Ohio House of Representatives which would restructure the electric industry in Ohio. It is not expected that this legislation will be passed during this legislative session.

     On January 25, 1996, Governor Voinovich reappointed Chairman
Craig A. Glazer to the PUCO for a five year term which commenced on April 11, 1996 and will extend until April 10, 2001.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the DPL Inc. during the quarter ended March 31, 1996.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)





Date      May 13, 1996             /s/ Paul R. Anderson
      ------------------------  ------------------------------
                                       Paul R. Anderson
                                          Controller
                                (Principal Accounting Officer)



Date      May 13, 1996             /s/ Thomas M. Jenkins
     -------------------------  ------------------------------
                                       Thomas M. Jenkins
                                     Group Vice President
                                 (Principal Financial Officer)