Form 10-Q
period 1996-06-30
DAYTON POWER & LIGHT CO
filed 1996-08-14
CIK 27430

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

                         YES    X    NO
                               ---        ---

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value               41,172,173 Shares
     ----------------------------               -----------------
        (Title of each class)             (Outstanding at June 30, 1996)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                         Three Months         Six Months
                                            Ended               Ended
                                           June 30             June 30
                                         ------------       -------------
                                         1996    1995       1996     1995
                                         ----    ----       ----     ----
                                         --thousands--      --thousands--
Income
- ------

Utility service revenues--

Electric                              $245,563  $234,844  $510,187  $490,919
Gas and Other                           36,468    31,704   140,848   131,797
                                      --------  --------  --------  --------
     Total utility service revenues    282,031   266,548   651,035   622,716

Interest and other income                4,205     3,323     6,033     4,868
                                      --------  --------  --------  --------
     Total Income                      286,236   269,871   657,068   627,584
                                      --------  --------  --------  --------

Expenses
- --------

Fuel and purchased power                54,615    59,554   116,239   123,701
Gas purchased for resale                19,461    17,614    84,020    80,633
Operation and maintenance               69,332    55,750   124,988   106,901
Depreciation and amortization           31,218    28,154    60,449    56,213
Amortization of regulatory assets, net   3,402     2,794     7,461     5,519
General taxes                           31,903    30,915    64,059    62,096
Interest expense                        22,125    23,297    44,168    46,517
                                      --------  --------  --------  --------
     Total Expenses                    232,056   218,078   501,384   481,580
                                      --------  --------  --------  --------

Income Before Income Taxes              54,180    51,793   155,684   146,004

Income Taxes                            21,113    18,032    59,866    52,919
                                      --------  --------  --------  --------
Net Income                              33,067    33,761    95,818    93,085

Preferred Dividends                        217       217       434       434
                                      --------  --------  --------  --------
Earnings on Common Stock              $ 32,850  $ 33,544  $ 95,384  $ 92,651
                                      ========  ========  ========  ========


Set Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company


                                                  Six Months Ended
                                                      June 30
                                                  ----------------
                                                    1996     1995
                                                    ----     ----
                                                    --thousands--
Operating Activities
- --------------------

  Cash received from utility customers          $654,398  $642,794
  Other operating cash receipts                    5,029     5,655
  Cash paid for:
     Fuel and purchased power                   (108,065) (120,023)
     Purchased gas                               (95,027)  (74,315)
     Operation and maintenance labor             (43,067)  (44,678)
     Nonlabor operating expenditures             (90,022)  (76,287)
     Interest                                    (43,514)  (43,125)
     Income taxes                                (35,754)  (38,304)
     Property, excise and payroll taxes          (72,065)  (71,362)
                                                --------  --------
  Net cash provided by operating activities      171,913   180,355
                                                --------  --------

Investing Activities
- --------------------

  Property expenditures                          (41,503)  (42,708)
  Other activities                               (86,007)        -
                                                --------  --------
  Net cash used for investing activities        (127,510)  (42,708)
                                                --------  --------

Financing Activities
- --------------------

  Dividends paid on common stock                 (69,400)  (66,733)
  Dividends paid on preferred stock                 (433)        -
  Retirement of long-term debt                       (50)   (3,145)
  Retirement of short-term debt                   (3,500)        -
                                                --------  --------
  Net cash used for financing activities         (73,383)  (69,878)
                                                --------  --------

Cash and temporary cash investments--
- -----------------------------------

  Net change                                     (28,980)   67,769
  Balance at beginning of period                  39,110     8,297
                                                --------  --------
  Balance at end of period                      $ 10,130  $ 76,066
                                                ========  ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                                 At            At
                                              June 30,    December 31,
                                                1996          1995
                                              --------    -----------
                                                   --thousands--
ASSETS
- ------

Property
- --------

Electric property                            $3,066,009     $3,064,579
Gas and other utility property                  288,681        289,286
Construction work in progress                    65,159         22,926
                                             ----------     ----------
                                              3,419,849      3,376,791

Less--
  Accumulated depreciation and amortization  (1,188,820)    (1,134,632)
                                             ----------     ----------
  Net property                                2,231,029      2,242,159
                                             ----------     ----------

Current Assets
- --------------

Cash and temporary cash investments              10,130         39,110
Accounts receivable, less provision for
  uncollectible accounts                        137,071        144,510
Inventories, at average cost                     63,207         81,628
Taxes applicable to subsequent years             77,086         82,371
Other current assets                             33,875         45,752
                                             ----------     ----------
  Total current assets                          321,369        393,371
                                             ----------     ----------

Other Assets
- ------------

Income taxes recoverable through
  future revenues                               232,675        238,632
Regulatory assets                               147,195        155,715
Financial assets                                 64,332          3,765
Other assets                                    173,182        170,658
                                             ----------     ----------
  Total other assets                            617,384        568,770
                                             ----------     ----------
Total Assets                                 $3,169,782     $3,204,300
                                             ==========     ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company


                                                   At             At
                                                June 30,     December 31,
                                                  1996           1995
                                                --------     ------------
                                                    --thousands--
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization
- --------------

Common shareholder's equity--
  Common stock                               $      412      $      412
  Other paid-in capital                         738,786         738,693
  Earnings reinvested in the business           442,455         451,350
                                             ----------      ----------
     Total common shareholder's equity        1,181,653       1,190,455


Preferred stock                                  22,851          22,851
Long-term debt                                  951,632         991,591
                                             ----------      ----------
     Total capitalization                     2,156,136       2,204,897
                                             ----------      ----------

Current Liabilities
- -------------------

Accounts payable                                 77,597          96,958
Accrued taxes                                   109,186         115,886
Accrued interest                                 21,620          21,680
Current portion of long-term debt                40,400             450
Other                                            52,879          47,267
                                             ----------      ----------
     Total current liabilities                  301,682         282,241
                                             ----------      ----------

Deferred Credits and Other
- --------------------------

Deferred taxes                                  524,432         532,144
Unamortized investment tax credit                76,695          79,424
Other                                           110,837         105,594
                                             ----------      ----------
     Total deferred credits and other           711,964         717,162
                                             ----------      ----------
Total Capitalization and Liabilities         $3,169,782      $3,204,300
                                             ==========      ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1.   Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

                                                 Six Months Ended
                                                     June 30
                                               1996            1995
                                               ----            ----
                                                   --millions--

Net Income                                   $ 95.8          $ 93.1
Adjustments for non-cash items:
  Depreciation and amortization                60.4            56.2
Changes in working capital:
  Accounts receivable                           7.4            26.1
  Accounts payable                            (27.6)          (22.7)
  Other                                        25.1            34.7
Other operating activities                     10.8            (7.0)
                                             ------          ------
Net cash provided by operating activities    $171.9          $180.4
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company




                                            Three Months       Six Months
                                               Ended             Ended
                                              June 30           June 30
                                           -------------     -------------
                                           1996     1995     1996     1995
                                           ----     ----     ----     ----
Electric
- --------

Sales (millions of kWh)--
  Residential                             1,032      924    2,530    2,271
  Commercial*                               881      769    1,713    1,541
  Industrial*                             1,122    1,168    2,185    2,264
  Other                                     750    1,028    1,696    2,048
                                        -------  -------  -------  -------
     Total                                3,785    3,889    8,124    8,124

Revenues (thousands of dollars)--
  Residential                            94,967   84,672  214,317  194,981
  Commercial*                             3,052   54,930  119,865  108,767
  Industrial*                             5,501   59,530  108,929  115,575
  Other                                  32,043   35,712   67,076   71,596
                                        -------  -------  -------  -------
     Total                              245,563  234,844  510,187  490,919

Other Electric Statistics--
  Average price per kWh--retail and
     wholesale customers (cents)           6.41     5.97     6.21     5.98
  Fuel cost per net kWh generated
     (cents)                               1.24     1.31     1.26     1.33
  Electric customers at end of period 476,822 472,394 476,822 472,394 Average kWh use per residential
     customer                             2,420    2,188    5,938    5,381
  Peak demand-maximum one hour
     use (mw), (net)                      2,641    2,704    2,668    2,704




* Includes the effect of reclassifying certain industrial customers as commercial customers in the fourth quarter of 1995.

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company




                                            Three Months       Six Months
                                               Ended             Ended
                                              June 30           June 30
                                           -------------     -------------
                                           1996     1995     1996     1995
Gas                                        ----     ----     ----     ----
- ---

Sales (millions of mcf)--
  Residential                             4,284    3,617   18,997   16,388
  Commercial                              1,242      999    5,689    4,544
  Industrial                                739      423    2,585    1,648
  Other                                     410      546    1,718    1,742
  Transportation gas delivered            3,623    3,521    9,274    8,974
                                        -------  -------  -------  -------
     Total                               10,298    9,106   38,263   33,296

Revenues (thousands of dollars)--
  Residential                            22,793   19,833   89,703   85,305
  Commercial                              5,964    4,930   25,092   22,274
  Industrial                              2,951    1,692   10,210    7,531
  Other                                   4,108    4,186   13,326   12,718
                                        -------  -------  -------  -------
     Total                               35,816   30,641  138,331  127,828

Other Gas Statistics--
  Average price mcf-retail customers
     (dollars)                             5.00     5.10     4.55     5.05
  Gas customers at end of period        295,351  291,326  295,351  291,326

Degree Days (based on calendar month)--
  Heating                                   723      607    3,920    3,438
  Cooling                                   282      249      282      249

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's earnings on common stock for the second quarter of 1996 were slightly less than a year ago. Year-to-date earnings on common stock increased by $2.7 million from the same period in 1995. The West Central Ohio economy remained very strong in the second quarter with unemployment levels in the service area dropping below 4%, outpacing both the state and national economies. This performance, combined with more seasonal weather than last year, led to an increase in retail electric and total natural gas sales of 5% and 15%, respectively, over year-to-date 1995 levels.

     An analysis of the financial condition and results of operations for the second quarter and six months ended June 30, 1996 and 1995 is discussed below.

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

     As of June 30, 1996, the Company's cash and temporary cash investment balance was $10.1 million. In addition, $90.0 million was invested in debt and equity financial assets.

     The Company has available to it $97 million in short-term informal lines of credit. As of June 30, 1996, the Company had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of June 30, 1996, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1996-2000.

Results of Operations
- ---------------------

     Electric revenues increased by $10.7 million and $19.3 million, respectively, for the second quarter and six months ended June 30, 1996, over the corresponding periods in 1995. Residential customer revenues were up 12% for the second quarter and 10% year-to-date as a result of weather-related sales.

     Gas revenues increased $5.2 million and $10.5 million, respectively, from the second quarter and year-to-date last year. The variance reflects increased gas sales of 13% in the second quarter and 15% year-to-date over last year due to colder weather and increased business activity.

     Fuel and purchased power expense decreased $4.9 million and $7.5 million, respectively, for the second quarter and year-to-date. The variance is a result of lower sales to other utilities as well as a lower fuel cost recovery rate.

     Gas purchased for resale increased $1.8 million from the corresponding quarter in 1995 and $3.4 million from year-to-date last year primarily as a result of the increased sales.

     Operation and maintenance expense increased over last year by $13.6 million for the quarter and $18.1 million year-to-date due to higher insurance and claims expenses and planned maintenance measures undertaken in the second quarter in preparation for the upcoming summer cooling season.

     Depreciation and amortization expense increased $3.1 million from the previous year's second quarter and $4.2 million year-to-date.
This variance reflects increased depreciable assets and a second quarter adjustment to the depreciation reserve.

     General taxes increased $2.0 million over the first six months of last year due to increased property taxes.

     Income taxes increased $3.1 million and $6.9 million, respectively, over the second quarter and year-to-date 1995 primarily due to higher pre-tax income.

                      Part II.  Other Information
                      ---------------------------


Item 5.  Other Information.

Rate Regulation and Government Legislation
- ------------------------------------------

     On July 9, 1996, the Company refiled its open-access transmission tariff with the Federal Energy Regulatory Commission ("FERC") in compliance with Order Nos. 888 and 889 issued by FERC on April 24, 1996.

     On February 15, 1996, the PUCO issued guidelines for interruptible service, including services that accommodate the attainment and delivery of replacement electricity during periods when the utility faces constraints on its own resources. On April 11, 1996, the PUCO issued an Entry on Rehearing ordering utilities to file interruptible electric service tariffs. On June 14, 1996, the Company filed for approval of a non-firm electric service rate schedule and replacement power rate riders.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                       (Registrant)





Date:  August 14, 1996       /s/ Paul R. Anderson
       ---------------       --------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)



Date:  August 14, 1996       /s/ Thomas M. Jenkins
       ---------------       ---------------------
                             Thomas M. Jenkins
                             Group Vice President and Treasurer
                             (Principal Financial Officer)