Form 10-Q
period 1996-09-30
DAYTON POWER & LIGHT CO
filed 1996-11-14
CIK 27430

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

                            (937) 224-6000
         (Registrant's telephone number, including area code)

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value           41,172,173 Shares
     ----------------------------           -----------------
        (Title of each class)        (Outstanding at September 30, 1996)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                          Three Months        Nine Months
                                             Ended               Ended
                                          September 30        September 30
                                          -------------       -------------
                                          1996     1995       1996     1995
                                          ----     ----       ----     ----
                                          --thousands--       --thousands--
Income
------

Utility service revenues--

Electric                               $257,255  $279,674  $767,443  $770,594
Gas and Other                            20,961    20,999   161,808   152,795
                                       --------  --------  --------  --------
     Total utility service revenues     278,216   300,673   929,251   923,389

Interest and other income                 1,240     2,939     7,273     7,807
                                       --------  --------  --------  --------
     Total Income                       279,456   303,612   936,524   931,196
                                       --------  --------  --------  --------
Expenses
--------

Fuel and purchased power                 57,823    68,543   174,061   192,244
Gas purchased for resale                  9,700     9,670    93,721    90,303
Operation and maintenance                56,220    67,924   181,208   174,826
Depreciation and amortization            29,595    30,518    90,044    86,731
Amortization of regulatory assets, net    4,142     6,632    11,603    12,151
General taxes                            32,287    31,288    96,346    93,384
Interest expense                         22,402    24,083    66,570    70,600
                                       --------  --------  --------  --------
     Total Expenses                     212,169   238,658   713,553   720,239
                                       --------  --------  --------  --------
Income Before Income Taxes               67,287    64,954   222,971   210,957

Income Taxes                             25,545    26,039    85,411    78,957
                                       --------  --------  --------  --------
Net Income                               41,742    38,915   137,560   132,000

Preferred Dividends                         216       216       650       650
                                       --------  --------  --------  --------
Earnings on Common Stock               $ 41,526  $ 38,699  $136,910  $131,350
                                       ========  ========  ========  ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company


                                                   Nine Months Ended
                                                     September 30
                                                   -----------------
                                                     1996      1995
                                                     ----      ----
                                                     --thousands--
Operating Activities
--------------------

  Cash received from utility customers           $954,075   $926,906
  Other operating cash receipts                     7,752      8,485
  Cash paid for:
     Fuel and purchased power                    (166,711)  (183,970)
     Purchased gas                               (133,501)  (103,174)
     Operation and maintenance labor              (60,370)   (64,952)
     Nonlabor operating expenditures             (142,827)  (102,661)
     Interest                                     (69,993)   (69,357)
     Income taxes                                 (62,923)   (76,275)
     Property, excise and payroll taxes          (103,848)  (101,201)
                                                 --------   --------
  Net cash provided by operating activities       221,654    233,801
                                                 --------   --------

Investing Activities
--------------------

  Property expenditures                           (80,227)   (61,173)
  Other activities                               (103,826)         -
                                                 --------   --------
  Net cash used for investing activities         (184,053)   (61,173)
                                                 --------   --------
Financing Activities
--------------------

  Dividends paid on common stock                 (103,900)   (99,450)
  Dividends paid on preferred stock                  (650)      (650)
  Retirement of long-term debt                       (450)  (119,177)
  Issuance of short-term debt                      31,500          -
  Issuance of long-term debt                            -    108,910
                                                 --------   --------
  Net cash used for financing activities          (73,500)  (110,367)
                                                 --------   --------

Cash and temporary cash investments--
-----------------------------------

  Net change                                      (35,899)    62,261
  Balance at beginning of period                   39,110      8,297
                                                 --------   --------
  Balance at end of period                       $  3,211   $ 70,558
                                                 ========   ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                                  At              At
                                             September 30,   December 31,
                                                 1996            1995
                                             -------------   ------------
                                                     --thousands--
ASSETS
------

Property
--------

Electric property                             $3,086,380     $3,064,579
Gas and other utility property                   289,111        289,286
Construction work in progress                     76,461         22,926
                                              ----------     ----------
                                               3,451,952      3,376,791

Less--
  Accumulated depreciation and amortization   (1,221,646)    (1,134,632)
                                              ----------     ----------
     Net property                              2,230,306      2,242,159
                                              ----------     ----------

Current Assets
--------------

Cash and temporary cash investments                3,211         39,110
Accounts receivable, less provision for
  uncollectible accounts                         111,941        144,510
Inventories, at average cost                      71,995         81,628
Deferred property and excise tax                  47,746         82,371
Other                                             55,101         45,752
                                              ----------     ----------
  Total current assets                           289,994        393,371
                                              ----------     ----------

Other Assets
------------

Income taxes recoverable through
  future revenues                                228,972        238,632
Regulatory assets                                141,944        155,715
Financial assets                                  70,569          3,765
Other                                            172,080        170,658
                                              ----------     ----------
  Total other assets                             613,565        568,770
                                              ----------     ----------
Total Assets                                  $3,133,865     $3,204,300
                                              ==========     ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company


                                                  At              At
                                             September 30,   December 31,
                                                 1996            1995
                                             -------------   ------------
                                                     --thousands--

CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization
--------------

Common shareholder's equity--
  Common stock                                $      412     $      412
  Other paid-in capital                          738,833        738,693
  Earnings reinvested in the business            449,338        451,350
                                              ----------     ----------
     Total common shareholder's equity         1,188,583      1,190,455

Preferred stock                                   22,851         22,851
Long-term debt                                   951,252        991,591
                                              ----------     ----------
     Total capitalization                      2,162,686      2,204,897
                                              ----------     ----------

Current Liabilities
-------------------

Accounts payable                                  51,059         96,958
Notes payable                                     36,306          4,805
Current portion of long-term debt                 40,400            450
Accrued taxes                                     76,536        115,886
Accrued interest                                  17,313         21,680
Other                                             37,385         42,462
                                              ----------     ----------
     Total current liabilities                   258,999        282,241
                                              ----------     ----------
Deferred Credits and Other
--------------------------

Deferred taxes                                   521,576        532,144
Unamortized investment tax credit                 75,951         79,424
Other                                            114,653        105,594
                                              ----------     ----------
     Total deferred credits and other            712,180        717,162
                                              ----------     ----------
Total Capitalization and Liabilities          $3,133,865     $3,204,300
                                              ==========     ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1.   Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

                                                  Nine Months Ended
                                                    September 30
                                                1996            1995
                                                ----            ----
                                                    --millions--

Net Income                                    $137.6          $132.0
Adjustments for non-cash items:
  Depreciation and amortization                 90.0            86.7
Changes in working capital:
  Accounts receivable                           32.6             9.5
  Accounts payable                             (41.1)          (14.5)
  Other                                        (16.9)            7.9
Other operating activities                      19.5            12.2
                                              ------          ------
Net cash provided by operating activities     $221.7          $233.8
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company


                                            Three Months      Nine Months
                                               Ended             Ended
                                            September 30      September 30
                                           -------------     -------------
                                           1996     1995     1996     1995
                                           ----     ----     ----     ----
Electric
--------

Sales (millions of kWh)--
  Residential                             1,197    1,365    3,727    3,636
  Commercial*                               895      927    2,608    2,468
  Industrial*                             1,198    1,196    3,383    3,459
  Other                                     814    1,021    2,510    3,070
                                        -------  -------  -------  -------
     Total                                4,104    4,509   12,228   12,633

Revenues (thousands of dollars)--
  Residential                           107,348  121,821  321,665  316,802
  Commercial*                            59,224   61,607  179,089  170,374
  Industrial*                            57,800   59,457  166,729  175,031
  Other                                  32,884   36,790   99,960  108,387
                                        -------  -------  -------  -------
     Total                              257,256  279,675  767,443  770,594

Other Electric Statistics--
  Average price per kWh--retail and
     wholesale customers (cents)           6.19     6.15     6.20     6.04
  Fuel cost per net kWh generated
     (cents)                               1.23     1.36     1.26     1.34
  Electric customers at end of period 477,675 473,468 477,675 473,468 Average kWh use per residential
     customer                             2,805    3,229    8,742    8,611
  Peak demand-maximum one hour
     use (mw), (net)                      2,887    2,961    2,887    2,961



* Includes the effect of reclassifying certain industrial customers as commercial customers in the fourth quarter of 1995.

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company


                                            Three Months      Nine Months
                                               Ended             Ended
                                            September 30      September 30
                                           -------------     -------------
                                           1996     1995     1996     1995
                                           ----     ----     ----     ----
Gas
---

Sales (millions of mcf)--
  Residential                             1,841    1,981   20,838   18,369
  Commercial                                631      715    6,320    5,260
  Industrial                                158      140    2,743    1,788
  Other                                     244      323    1,962    2,065
  Transportation gas delivered            3,092    2,763   12,366   11,737
                                        -------  -------  -------  -------
     Total                                5,966    5,922   44,229   39,219

Revenues (thousands of dollars)--
  Residential                            12,922   12,930  102,625   98,235
  Commercial                              3,544    3,658   28,636   25,932
  Industrial                                868      708   11,078    8,239
  Other                                   3,317    3,295   16,643   16,014
                                        -------  -------  -------  -------
     Total                               20,651   20,591  158,982  148,420

Other Gas Statistics--
  Average price mcf-retail customers
     (dollars)                             6.39     5.88     4.72     5.14
  Gas customers at end of period        295,110  291,812  295,110  291,812

Degree Days (based on calendar month)--
  Heating                                   107      108    4,027    3,546
  Cooling                                   552      776      834    1,025

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's earnings on common stock increased $2.8 million and $5.6 million, respectively, for the third quarter and nine months ended September 30, 1996, as compared to the same periods last year. Summer temperatures were 13% cooler than normal and 29% cooler than last year's hot summer. As a result, total retail electric sales were down nearly 5% from the third quarter of 1995, influenced primarily by a 12% drop in residential electric sales.

     Offsetting the effects of milder temperatures, operating and maintenance expenses in the third quarter were 17% less than a year ago as a result of Company-wide productivity improvements and lower financing fees.

     An analysis of the financial condition and results of operations for the third quarter and nine months ended September 30, 1996 and 1995 is discussed below.

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

     As of September 30, 1996, the Company's cash and temporary cash investment balance was $3.2 million. In addition, $107.7 million was invested in debt and equity financial assets.

     The Company has available to it $97 million in short-term informal lines of credit. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of September 30, 1996, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. As of September 30, 1996, the Company had $22 million in commercial paper outstanding and $13 million through the informal credit lines.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1996-2000.

Results of Operations
---------------------

     Electric revenues decreased by $22.4 million and $3.2 million, respectively, for the third quarter and nine months ended
September 30, 1996, from the corresponding periods in 1995.
Residential sales decreased 12% in the third quarter while showing a year-to-date increase of 3% from 1995. Sales to other public utilities were down 37% for the quarter and 32% year-to-date compared to last year.

     Gas revenues increased $10.6 million year-to-date compared to last year due to a higher gas cost recovery rate and more weather-related residential sales.

     Fuel and purchased power expense decreased $10.7 million and $18.2 million, respectively, from the third quarter and year-to-date 1995, primarily related to decreased sales to other utilities and lower fuel cost recovery rates.

     Gas purchased for resale increased $3.4 million for the year compared to 1995 as a result of the increased sales.

     Operation and maintenance expense for the third quarter decreased from last year by $11.7 million and increased $6.4 million year-to-date. The decrease in the third quarter was due to financing fees of $4.7 million associated with the 1995 debt refinancing and lower administration expenses. Offsetting the decrease for the quarter and causing the increase on a year-to-date basis are higher insurance and claim costs.

     Depreciation and amortization expense increased $3.3 million over year-to-date 1995. This variance primarily reflects increased depreciable assets and a second quarter adjustment to the depreciation reserve.

     General taxes increased $3.0 million over the 1995 year-to-date amounts due to increased property taxes.

     Interest expense decreased $1.7 million from the third quarter last year and $4.0 million year-to-date. This was primarily due to interest savings from the 1995 bond refinancing.

     Income taxes increased $6.5 million over year-to-date 1995 primarily due to higher pre-tax income.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On September 30, 1996, the Federal Energy Regulatory Commission ("FERC") conditionally accepted the Company's market-based sales tariff which will allow the Company to sell wholesale generation supply at prices that reflect current market prices.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)





Date:  November 14, 1996        /s/ Paul R. Anderson
       -----------------        ---------------------
                                Paul R. Anderson
                                Controller
                                (Principal Accounting Officer)



Date:  November 14, 1996        /s/ Thomas M. Jenkins
       -----------------        ---------------------
                                Thomas M. Jenkins
                                Group Vice President and Treasurer
                                (Principal Financial Officer)