Form 10-K
period 1996-12-31
DAYTON POWER & LIGHT CO
filed 1997-03-27
CIK 27430

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996
                               OR
  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number  1-2385
                                         ------

               THE DAYTON POWER AND LIGHT COMPANY
     (Exact name of registrant as specified in its charter)

                  OHIO                          31-0258470
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)

 Courthouse Plaza Southwest, Dayton, Ohio         45402
 (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  937-224-6000

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
   Title of each class                       which registered
   --------------------                  ------------------------
   First Mortgage Bonds                  New York Stock Exchange
   8% Series Due 2003

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X
               ---

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

Number of shares of registrant's common stock outstanding as of February 28, 1997, all of which were held by DPL Inc., was 41,172,173.

PART I

Item 1 - Business*
--------------------------------------------------------------------

                        THE COMPANY

     The Dayton Power and Light Company (the "Company") is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 480,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 298,000 customers in 16 counties. The Company serves an estimated population of 1.3 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. The Company's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1996, a 3% decline in electric sales resulted in slightly lower revenues with a 2% increase in sales to business customers offset by lower sales to other public utilities. Gas revenues increased 7% in 1996. Sales increased 7% from higher deliveries to business customers and the effects of colder weather. During 1996, cooling degree days were 8% below the twenty year average and 19% below 1995. Heating degree days in 1996 were 7% above the thirty year average and 5% above 1995. Sales patterns will change in future years as weather and the economy fluctuate. The Company employed 2,722 persons as of December 31, 1996, of which 2,287 are full-time employees and 435 are part-time employees.

     All of the outstanding shares of common stock of the Company are held by DPL Inc., which became the Company's corporate parent, effective April 21, 1986. Subsidiaries of the Company include MacGregor Park, Inc., an owner and developer of real estate and Miami Valley Equipment, Inc., which owns retail sales and transportation equipment and provides support services to DPL Inc. and its subsidiaries.

     The Company's principal executive and business office is located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937)224-6000.

     Information relating to industry segments is contained in
Item 8 - Note 12 of Notes to Consolidated Financial Statements on
Page II-23 of this document, which Note is incorporated herein by reference.



   * Unless otherwise indicated, the information given in "Item 1 - BUSINESS" is current as of March 21, 1997. No representation is made that there have not been subsequent changes to such information.

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

     The National Energy Policy Act of 1992, which reformed the Public Utilities Holding Company Act of 1935, allows the federal government to mandate access by others to a utility's electric transmission system and may accelerate wholesale competition in the supply of electricity.

     The Company provides transmission and other wholesale electric service to 12 municipal customers which distribute electricity within their corporate limits. In 1994, 11 of these municipal customers signed new 20-year service agreements which were approved by the Federal Energy Regulatory Commission ("FERC"), in June 1995. The twelfth municipal customer signed a 20-year agreement, approved by FERC in February 1995, that allows the Company to supply 97% of its power requirements. In addition to these municipal customers, the Company maintains an interconnection agreement with one municipality which has the capability to generate all or a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 1996.


     In October 1994, the Public Utilities Commission of Ohio ("PUCO") initiated roundtable discussions on the introduction of competition in the electric industry. The "Electric Competition Series" is a result of the Ohio Energy Strategy issued in April 1994. To date, roundtable discussions have focused largely on short-term initiatives that are possible under the current regulatory framework. On February 15, 1996, the PUCO issued guidelines for interruptible service, including services that accommodate the attainment and delivery of replacement electricity during periods when the utility...

 ...faces constraints on its own resources. On April 11, 1996, the PUCO issued an Entry on Rehearing ordering utilities to file interruptible electric service tariffs. On June 14, 1996, the Company filed for approval of a non-firm electric service rate schedule and replacement power rate riders.

     On December 24, 1996 the PUCO issued guidelines for conjunctive electric service which govern the terms and conditions under which different service locations may be aggregated for cost-of-service, rate design, rate negotiation, and billing purposes.

     In January 1997, plans were announced to create a 12 member joint select committee of the Ohio Senate and House of Representatives to explore and possibly draft retail wheeling legislation. Other legislative proposals at the federal level are pending concerning wholesale and retail wheeling which are designed to increase competition.

     On April 24, 1996, FERC issued final rules requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In this rulemaking, FERC also set forth principles to entitle utilities to full recovery of legitimate and verifiable stranded costs on both the state and federal level. In compliance with these rules, on January 2, 1997, the Company re-filed its open-access tariff with FERC.

     On September 30, 1996, FERC conditionally accepted the
Company's market-based sales tariff which will allow the Company to sell wholesale generation supply at prices that reflect current market prices.

     General deregulation of the natural gas industry has continued to prompt the influence of market competition as the driving force behind natural gas procurement. The evolution of an efficient natural gas spot market in combination with open-access interstate transportation pipelines has provided the Company, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall performance and economics. Therefore, demand for natural gas purchased from the Company or purchased elsewhere and transported to the end-use customer by the Company could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For the Company, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

        CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY

1997-2001 Construction Program

     The estimated construction additions for the years 1997-2001 are set forth below:
                                              Estimated
                                 1997  1998  1999  2000  2001  1997-2001
                                 ----  ----  ----  ----  ----  ---------
                                               millions
Electric generation and
  transmission commonly owned
  with neighboring utilities     $ 32  $ 34  $ 36  $ 30  $ 34    $166
Other electric generation and
  transmission facilities          35    36    32    40    36     179
Electric distribution              34    34    36    34    34     172
General                             8     5     5     5     5      28
Gas and other facilities           14    14    14    14    14      70
                                 ----  ----  ----  ----  ----    ----
     Total construction          $123  $123  $123  $123  $123    $615

     Estimated construction additions over the next five years average $123 million annually which is less than the projected depreciation expense over the same period.

     The construction program includes plans for the construction of a series of 80 MW combustion turbine generating units. The first unit was completed in May 1995 and the second unit was completed ahead of schedule and under budget in December 1996.

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

1997-2001 Financing Program

     The Company will require a total of $42 million during the next five years for debt maturities and sinking funds in addition to any funds needed for the construction program.

     At year-end 1996, the Company had a cash and temporary investment balance of $2 million and debt and equity financial assets were $56 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

     In December 1996, the Company redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998.

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

     In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 2000 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. The Company has authority from the PUCO to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At December 31, 1996, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company also has $97 million available in short-term lines of credit. At year-end, the Company had no borrowings outstanding from these lines of credit and $10 million in commercial paper outstanding.

     Under the Company's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. The Company anticipates that, during 1997-2001, it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

     The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired
First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under the Company's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

     The Company's present winter generating capability is 3,264,000 KW. Of this capability, 2,843,000 KW (approximately 87%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

     The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by the Company.
The Company's all time net peak load was 2,961,000 KW, which occurred in August 1995. The present summer generating capability is 3,194,000 KW.


                      GENERATING FACILITIES
                                                              MW Rating
                                                            --------------
                               Operating                    Company
 Station           Ownership*   Company    Location         Portion  Total
 -------           ----------  ---------   --------         -------  -----
Coal Units
----------
Hutchings              W        Company    Miamisburg, OH     371     371
Killen                 C        Company    Wrightsville, OH   418     600
Stuart                 C        Company    Aberdeen, OH       823   2,340
Conesville-Unit 4      C        CSP        Conesville, OH     129     780
Beckjord-Unit 6        C        CG&E       New Richmond, OH   210     420
Miami Fort-Units 7&8   C        CG&E       North Bend, OH     360   1,000
East Bend-Unit 2       C        CG&E       Rabbit Hash, KY    186     600
Zimmer                 C        CG&E       Moscow, OH         365   1,300

Combustion Turbines or Diesel
-----------------------------

Hutchings              W        Company    Miamisburg, OH      32      32
Yankee Street          W        Company    Centerville, OH    144     144
Monument               W        Company    Dayton, OH          12      12
Tait                   W        Company    Dayton, OH          10      10
Sidney                 W        Company    Sidney, OH          12      12
Tait Gas Turbine 1     W        Company    Moraine, OH         95      95
Tait Gas Turbine 2     W        Company    Moraine, OH         97      97

* W = Wholly Owned
  C = Commonly Owned

     In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. The Company has several interconnections with other companies for the purchase, sale and interchange of electricity.

     The Company derived over 99% of its electric output from coal-fired units in 1996. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

     The Company estimates that approximately 65-85% of its coal requirements for the period 1997-2001 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. The Company has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

     The prices to be paid by the Company under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

     The total average price per million British Thermal Units
("MMBTU") of coal received was $1.24/MMBTU in 1996, $1.35/MMBTU in 1995 and $1.39/MMBTU in 1994.

     The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was
1.29 cents which represents a decrease from 1.36 cents in 1995 and
1.42 cents in 1994. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

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

     In addition, the Company is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide the Company the opportunity to purchase competitively-priced natural gas supplies and pipeline services. The Company purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1996, firm agreements provided approximately 50% of total supply, with the remaining supplies purchased on a spot/short-term basis.

     In 1996, the Company purchased natural gas at an average price of $3.45 per MCF, compared to $2.79 per MCF in 1995 and $3.34 per MCF in 1994. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in the Company's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

     The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. The Company has an approved tariff and provides transportation service to approximately 300 end-use customers, delivering a total quantity of nearly 17,000,000 MCF per year.

           RATE REGULATION AND GOVERNMENT LEGISLATION

     The Company's sales of electricity and natural gas to retail customers are subject to rate regulation by the PUCO and various municipalities. The Company's wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by FERC under the Federal Power Act.

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

     On June 18, 1996, Governor Voinovich signed into law House Bill 476 which allows for alternate natural gas rate plans and exemption from PUCO jurisdiction for some gas services, and establishes a code of conduct for natural gas distribution companies. Final rules were issued on March 12, 1997.

     Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL Inc. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service. Additionally, the legislation
(i) requires PUCO approval of certain transactions and transfers of assets between public utilities and entities within the same holding company system, and (ii) prohibits investments by a holding company in subsidiaries which are not public utilities in an amount in excess of 15% of the aggregate capitalization of the holding company on a consolidated basis at the time such investments are made.

     Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current rates. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $3 million per year over the projected life of the asset.

     A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 allowed accelerated recovery of demand-side management costs and, thereafter, production plant costs to the extent that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose.

Regulatory deferrals on the balance sheet were:

                                       Dec. 31     Dec. 31
                                         1996        1995
                                       -------     -------
                                           --millions--

          Phase-in                      $ 46.7      $ 61.4
          DSM                             35.3        36.2
          Deferred interest - Zimmer      55.3        58.1
                                        ------      ------
          Total                         $137.3      $155.7
                                        ======      ======

     In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility...

 ...to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. Ultimate recovery of expenditures is contingent on review and approval of such programs as cost-effective and consistent with the most recent
IRP proceeding. The rules also allow utilities to submit alternative proposals for the recovery of DSM programs and related costs.

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

     The Company initiated a competitive bidding process in January 1993 for the construction of electric peaking capacity and energy by 1997. Through an Ohio Power Siting Board ("OPSB") investigative process, the Company's self-built option was evaluated to be the least cost option. On March 7, 1994, the OPSB approved the Company's applications for up to three combustion turbines and two natural gas supply lines for the proposed site.

     On April 15, 1996 and June 1, 1996, respectively, the Company filed its electric and natural gas LTFR with the PUCO. An IRP filed as part of the electric LTFR included plans for the construction of a series of 80 MW combustion turbine generating units. The first combustion turbine became operational June 1, 1995 and the second unit began operation on December 23, 1996.

     On January 25, 1996, Governor Voinovich reappointed Chairman
Craig A. Glazer to the PUCO for a five year term which commenced on April 11, 1996 and will extend until April 10, 2001.

     On February 7, 1997, Governor Voinovich appointed Judith A.
Jones, a Toledo City Councilwoman, to the PUCO replacing Richard
Fanelly. Pending approval by the Senate of the State of Ohio, her five year term will commence April 11.

                  ENVIRONMENTAL CONSIDERATIONS

     The operations of the Company, including the commonly owned facilities operated by the Company, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The Company expended $5 million for environmental control facilities during 1996. The possibility exists that current environmental regulations could be revised which could change the level of estimated 1997-2001 construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY.

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

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                       ELECTRIC OPERATIONS

                                             Years Ended December 31,
                                           ----------------------------
                                           1996         1995       1994
                                           ----         ----       ----
Electric Output (millions of kWh)
  General -
     Coal-fired units                    16,142       15,679     14,483
     Other units                             21           29         27
  Power purchases                         1,098        2,115        897
  Exchanged and transmitted power            (1)           1          3
  Company use and line losses              (946)      (1,010)    (1,191)
                                     ----------   ----------   --------
     Total                               16,314       16,814     14,219
                                     ==========   ==========   ========

Electric Sales (millions of kWh)
  Residential                             4,924        4,871      4,465
  Commercial                              3,407        3,425      3,068
  Industrial                              4,540        4,401      4,388
  Public authorities and railroads        1,392        1,378      1,333
  Private utilities and wholesale         2,051        2,739        965
                                     ----------   ----------   --------
     Total                               16,314       16,814     14,219
                                     ==========   ==========   ========

Electric Customers at End of Period
  Residential                           428,973      425,347    420,487
  Commercial                             43,381       42,582     41,647
  Industrial                              1,858        2,017      2,400
  Public authorities and railroads        5,651        5,573      5,320
  Other                                      29           17         18
                                     ----------   ----------   --------
     Total                              479,892      475,536    469,872
                                     ==========   ==========   ========

Operating Revenues (thousands)
  Residential                        $  422,876   $  422,153   $390,531
  Commercial                            236,598      237,799    218,046
  Industrial                            222,941      224,135    228,546
  Public authorities and railroads       78,140       78,225     75,387
  Private utilities and wholesale        43,730       57,799     24,273
  Other                                  12,115        9,807      9,110
                                     ----------   ----------   --------
     Total                           $1,016,400   $1,029,918   $945,893
                                     ==========   ==========   ========

Residential Statistics
 (per customer-average)
  Sales - kWh                            11,537       11,518     10,676
  Revenue                             $  990.89   $   998.27   $ 933.70
  Rate per kWh (month of December)
   (cents)                                 7.91         8.01       8.68

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                         GAS OPERATIONS

                                             Years Ended December 31,
                                           ----------------------------
                                           1996         1995       1994
                                           ----         ----       ----
Gas Output (thousands of MCF)
  Direct market purchases                46,696       44,376     43,140
  Liquefied petroleum gas                    90           18        144
  Company use and unaccounted for          (676)      (1,594)    (1,227)
  Transportation gas received            17,587       16,870     15,141
                                        -------      -------    -------
     Total                               63,697       59,670     57,198
                                        =======      =======    =======

Gas Sales (thousands of MCF)
  Residential                            31,087       29,397     27,911
  Commercial                              9,424        8,307      8,081
  Industrial                              3,404        2,584      3,150
  Public authorities                      2,829        3,006      2,909
  Transportation gas delivered           16,953       16,376     15,147
                                        -------      -------    -------
     Total                               63,697       59,670     57,198
                                        =======      =======    =======

Gas Customers at End of Period
  Residential                           272,616      269,694    266,116
  Commercial                             22,085       21,451     21,060
  Industrial                              1,331        1,574      1,528
  Public authorities                      1,463        1,423      1,317
                                       --------     --------   --------
     Total                              297,495      294,142    290,021
                                       ========     ========   ========

Operating Revenues (thousands)
  Residential                          $156,709     $149,006   $157,193
  Commercial                             44,092       39,047     42,382
  Industrial                             14,110       11,447     14,949
  Public authorities                     12,013       12,589     14,165
  Other                                  11,660        9,950      8,433
                                       --------     --------   --------
     Total                             $238,584     $222,039   $237,122
                                       ========     ========   ========

Residential Statistics
 (per customer-average)
  Sales - MCF                             114.8        109.8      105.7
  Revenue                              $ 578.68     $ 556.72   $ 595.30
  Rate per MCF (month of December)     $   5.13     $   4.44   $   5.57

Item 2 - Properties
------------------------------------------------------------------------

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


Item 3 - Legal Proceedings
------------------------------------------------------------------------

     Information relating to legal proceedings involving the Company is contained in Item 1 - BUSINESS, THE COMPANY (page I-
1), COMPETITION (Pages I-2 and I-3) ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 and I-7), GAS OPERATIONS AND GAS SUPPLY (pages I-7 and I-8), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-8 through I-10), ENVIRONMENTAL CONSIDERATIONS (pages I-11 and I-
12) and Item 8 - Note 2 of Notes to Consolidated Financial Statements on page II-14, which pages are incorporated herein by reference.


Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------------------

     None.

PART II

Item 5 - Market For Registrant's Common Equity And Related
         Stockholder Matters
------------------------------------------------------------------------

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


Item 6 - Selected Financial Data
------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth in Item 8 - Financial and Statistical Summary on page
II-25, which page is incorporated herein by reference.

Item 7 - Management's Discussion And Analysis Of Financial Condition
                      And Results Of Operations
------------------------------------------------------------------------

               The Dayton Power and Light Company

Performance Highlights                  1996      1995      1994
----------------------------------------------------------------
CAPITAL INVESTMENT PERFORMANCE:

Capital Structure (millions)
   Common shareholder's equity     $ 1,217.5   1,190.5   1,160.3
   Preferred stock                 $    22.9      22.9      22.9
   Long-term debt                  $   926.3     991.5   1,003.7
                                     -------   -------   -------
       Total                       $ 2,166.7   2,204.9   2,186.9

OPERATING PERFORMANCE:

Electric--
 Sales (millions of kWh)
   Residential                         4,924     4,871     4,465
   Commercial                          3,407     3,425     3,068
   Industrial                          4,540     4,401     4,388
   Other                               3,443     4,117     2,298
                                      ------    ------    ------
       Total                          16,314    16,814    14,219

 Revenues (millions)
   Residential                     $   422.9     422.2     390.5
   Commercial                      $   236.6     237.8     218.1
   Industrial                      $   222.9     224.1     228.5
   Other                           $   134.0     145.8     108.8
                                     -------   -------     -----
       Total                       $ 1,016.4   1,029.9     945.9
Average price per kWh--retail
 and wholesale customers
 (calendar year) (cents)                6.16      6.07      6.59

Gas--
 Sales (thousands of MCF)
   Residential                        31,087    29,397    27,911
   Commercial                          9,424     8,307     8,081
   Industrial                          3,404     2,584     3,150
   Other                              19,782    19,382    18,056
                                      ------    ------    ------
       Total                          63,697    59,670    57,198

 Revenues (millions)
   Residential                     $   156.7     149.0     157.2
   Commercial                      $    44.1      39.0      42.4
   Industrial                      $    14.1      11.4      14.9
   Other                           $    23.7      22.6      22.6
                                       -----     -----     -----
       Total                       $   238.6     222.0     237.1

Average price per MCF--all
 customers (calendar year)         $    4.85      4.90      5.44

                      Results of Operations

     The 1996 earnings on common stock are $164 million compared to $159 million in 1995 and $148 million in 1994.

     In 1996, a 3% decline in electric sales resulted in slightly lower revenues with a 2% increase in sales to business customers offset by lower sales to other public utilities. Fuel and purchased power expense decreased 9% primarily related to the decreased sales. In 1995, electric revenues increased 9% with a 6% increase in total retail sales.

     Gas revenues increased 7% in 1996. Sales increased 7% from higher deliveries to business customers and the effects of colder weather. Gas purchased for resale increased 9% primarily from higher volumes. Gas revenues decreased 6% in 1995.

     Operation and maintenance expenses decreased 1% in 1996 from 1995 due to lower compensation and benefit expense, reduced electric production and system maintenance and bond redemption costs. These decreases were partially offset by higher insurance and claims costs. Operation and maintenance expense increased 12% in 1995 from 1994 principally due to higher compensation and benefit expense, computer system development and bond redemption costs.

     Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current rates. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $3 million per year over the projected life of the asset.

     A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 allowed accelerated recovery of demand-side management costs and, thereafter, production plant costs to the extent that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose.

     Depreciation and amortization expense increased $7 million in 1996 and $4 million in 1995 primarily due to increased depreciable assets and rates.

     General taxes increased 4% in 1996 and 1995 as a result of increased property taxes.

     Interest expense declined $5 million in 1996 primarily from the September 1995 refinancing of $110 million of bonds at a lower interest rate. Preferred stock dividends decreased $4 million in 1995 due to redemptions of several series of preferred stock in 1994.

Credit Ratings

     The Company's senior debt credit ratings are as follows:

               Duff & Phelps                  AA
               Moody's Investors Service     Aa3
               Standard & Poor's              AA-

     Each rating has been affirmed by its respective rating agency in 1996. Moody's Investors Service upgraded the Company's senior debt credit rating three times from 1992-1995. Duff & Phelps and Standard & Poor's both upgraded the Company's senior debt credit ratings in 1994. The credit ratings are the highest the Company has achieved since 1974, and they are all considered investment grade. The Company's strong financial performance, cost reductions and competitive position are some of the key factors reflected in the ratings.

Construction Program and Financing

     Construction additions were $124 million, $79 million and $94 million in 1996, 1995 and 1994, respectively.

     During 1996, total cash provided by operating activities was $288 million. At year-end, cash and temporary cash investments were $2 million, and debt and equity financial assets were $56 million.

     In December 1996, the Company redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998.

     In September 1995, a new series of Air Quality Development Revenue Refunding Bonds was issued in the principal amount of $110 million with an interest rate of 6.10%. Proceeds from the financing were used to redeem a similar principal amount of first mortgage bonds with an interest rate of 9.5%.

     In March 1994, DPL Inc. issued 3,200,000 shares of common stock through a public offering. Proceeds from the sale were used in connection with the redemption of all outstanding shares of the Company's Preferred Stock Series D, E, F, H and I.

     The capital program for the five years ending 2001 consists of construction costs of $615 million, with a total of $123 million in 1997. The program includes a series of 80 MW combustion turbine generating units, and debt maturities and sinking fund payments of $42 million.

     Issuance of additional amounts of first mortgage bonds by the Company is limited by provisions of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans. The Company anticipates that it has sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its capital program during 1997-2001.

     In addition, DPL Inc. has a revolving credit agreement, renewable through 2000, which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. At year-end 1996, DPL Inc. had no borrowings outstanding under this credit agreement.

     The Company also has $97 million available in short-term lines of credit. At year-end, the Company had no borrowings outstanding from these lines of credit and $10 million in commercial paper outstanding.


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

     Restructuring of the electric utility industry continued to evolve in 1996. Cash and financial assets are held with a view towards investing in future opportunities in the industry.

     In April 1996, FERC issued orders creating a more competitive wholesale electric power market. These orders require all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties non-discriminatory transmission service comparable to what the utility provides itself. In its orders, FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities.

     The PUCO is holding roundtable discussions on the introduction of competition in the electric industry. Furthermore, legislative proposals have been introduced in Congress and in Ohio concerning wholesale and retail wheeling which are designed to increase competition. These factors increase the risk that the Company's production plant and/or regulatory assets may not be fully recovered in rates.

     Stipulations approved by the PUCO allow accelerated recovery of demand-side management and production plant costs to the extent that future income of the Company exceeds the allowed return.

     The Environmental Protection Agency ("EPA") has notified numerous parties, including the Company, that they are considered "Potentially Responsible Parties" for clean up of four hazardous waste sites in Ohio. The EPA has estimated total costs of $61 million for its preferred clean-up plans at three of these sites and has not established an estimated cost for the fourth site. The final resolution of these investigations will not have a material effect on the Company's financial position, earnings or cash flow.

                   Income Statement Highlights

$ in Millions                             1996     1995      1994
-----------------------------------------------------------------

Electric utility:
  Revenues                              $1,016   $1,030      $946
  Fuel and purchased power                 234      256       218
                                        ------   ------      ----
      Net revenues                         782      774       728

Gas utility:
  Revenues                                 239      222       237
  Gas purchased for resale                 145      133       151
                                        ------   ------      ----
      Net revenues                          94       89        86

Interest and other income                    9       12         9
Operation and maintenance expense          270      271       243
Amortization (deferral) of regulatory
 assets, net                                15       15        11
Income taxes                                98       98        96
Earnings on common stock                   164      159       148

Item 8 - Financial Statements And Supplementary Data
------------------------------------------------------------------------

Index to Consolidated Financial Statements           Page No.
------------------------------------------           --------

Consolidated Statement of Results of
Operations for the three years in the
period ended December 31, 1996                         II-8

Consolidated Statement of Cash Flows
for the three years in the period ended
December 31, 1996                                      II-9

Consolidated Balance Sheet as of
December 31, 1996 and 1995                         II-10 - II-11

Notes to Consolidated Financial Statements         II-12 - II-23

Reports of Independent Accountants                 II-26 - II-27



Index to Supplemental Information                     Page No.
---------------------------------                     --------

Selected Quarterly Information                         II-24

Financial and Statistical Summary                      II-25

               The Dayton Power and Light Company

         CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
------------------------------------------------------------------------
                                        For the years ended December 31,
$ in millions                               1996       1995       1994
------------------------------------------------------------------------

INCOME
Utility service revenues--
  Electric                              $1,016.4   $1,029.9   $  945.9
  Gas and other                            242.0      227.6      244.4
                                        --------   --------   --------
     Total utility service revenues      1,258.4    1,257.5    1,190.3

Interest and other income                    9.3       11.8        9.4
                                        --------   --------   --------
     Total income                        1,267.7    1,269.3    1,199.7
                                        --------   --------   --------
EXPENSES
Fuel and purchased power                   234.9      257.5      220.7
Gas purchased for resale                   144.8      133.2      150.8
Operation and maintenance (Note 1)         269.5      271.3      242.8
Depreciation and amortization (Note 1) 122.3 115.4 111.9 Amortization of regulatory assets,
 net (Note 2)                               15.3       15.4       10.9
General taxes                              129.3      124.9      120.6
Interest expense                            89.1       94.4       93.5
                                        --------   --------   --------
     Total expenses                      1,005.2    1,012.1      951.2
                                        --------   --------   --------
INCOME BEFORE INCOME TAXES                 262.5      257.2      248.5

Income taxes (Notes 1 and 3)                97.7       97.8       96.1
                                        --------   --------   --------
NET INCOME                                 164.8      159.4      152.4

Preferred dividends (Note 9)                 0.9        0.9        4.7
                                        --------   --------   --------
EARNINGS ON COMMON STOCK                $  163.9   $  158.5   $  147.7
                                        ========   ========   ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

              CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------
                                        For the years ended December 31,
$ in millions                               1996      1995      1994
------------------------------------------------------------------------

OPERATING ACTIVITIES
  Cash received from utility customers  $1,231.2  $1,205.9  $1,201.4
  Other operating cash receipts             10.7      11.0       9.9
  Cash paid for:
     Fuel and purchased power             (207.6)   (249.8)   (226.0)
     Purchased gas                        (163.3)   (131.7)   (142.8)
     Operation and maintenance labor       (85.9)    (87.5)    (88.3)
     Nonlabor operating expenditures      (194.2)   (164.4)   (168.9)
     Interest                              (87.8)    (92.1)    (92.4)
     Income taxes                          (89.1)   (106.4)   (100.7)
     Property, excise and payroll
      taxes                               (125.7)   (123.9)   (121.1)
                                        --------  --------  --------
  Net cash provided by operating
   activities (Note 11)                    288.3     261.1     271.1
                                        --------  --------  --------
INVESTING ACTIVITIES
  Property expenditures                   (116.9)    (78.9)    (94.4)
  Other activities                         (50.3)       -         -
                                        --------  --------  --------
  Net cash used for investing
   activities                             (167.2)    (78.9)    (94.4)
                                        --------  --------  ---------
FINANCING ACTIVITIES
  Dividends paid on common stock          (138.3)   (132.6)   (103.7)
  Dividends paid on preferred stock         (0.9)     (0.9)     (5.4)
  Retirement of long-term debt             (25.4)   (126.7)     (9.2)
  Issuance (retirement) of short-term
   debt                                      6.5        -      (25.0)
  Issuance of long-term debt                  -      108.8        -
  Redemption of preferred stock               -         -      (94.2)
  Capital contribution                        -         -       63.1
                                        --------  --------  --------
  Net cash used for financing
   activities                             (158.1)   (151.4)   (174.4)
                                        --------  --------  --------
Cash and temporary cash investments--

     Net change                            (37.0)     30.8       2.3
     Balance at beginning of year           39.1       8.3       6.0
                                        --------  --------  --------
     Balance at end of year             $    2.1  $   39.1  $    8.3
                                        ========  ========  ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

                   CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------
                                                 At December 31,
$ in millions                                    1996       1995
----------------------------------------------------------------

ASSETS

Property                                     $3,493.2   $3,376.8

Less--
  Accumulated depreciation and amortization  (1,249.4)  (1,134.6)
                                             --------   --------
     Net property                             2,243.8    2,242.2
                                             --------   --------

Current Assets
Cash and temporary cash investments               2.1       39.1
Accounts receivable, less provision for
 uncollectible accounts of $5.1 and $6.5
 respectively                                   193.4      144.5
Inventories, at average cost                     75.2       81.6
Taxes applicable to subsequent years             87.3       82.4
Other                                            54.3       45.8
                                             --------   --------
  Total current assets                          412.3      393.4
                                             --------   --------

Other Assets
Income taxes recoverable through future
 revenues (Note 1)                              222.4      238.6
Regulatory assets (Note 2)                      137.3      155.7
Financial assets                                 56.0        3.8
Other assets                                    171.4      170.6
                                             --------   --------
Total other assets                              587.1      568.7
                                             --------   --------
TOTAL ASSETS                                 $3,243.2   $3,204.3
                                             ========   ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

                   CONSOLIDATED BALANCE SHEET
                           (continued)
----------------------------------------------------------------
                                                 At December 31,
$ in millions                                    1996       1995
----------------------------------------------------------------

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder's equity--(Note 8)
  Common stock                               $    0.4   $    0.4
  Other paid-in capital                         738.9      738.7
  Earnings reinvested in the business           478.2      451.4
                                             --------   --------
     Total common shareholder's equity        1,217.5    1,190.5
                                             --------   --------

Preferred stock (Note 9)                         22.9       22.9
Long-term debt (Note 7)                         926.3      991.5
                                             --------   --------
     Total capitalization                     2,166.7    2,204.9
                                             --------   --------
Current Liabilities
Accounts payable                                109.6       97.0
Accrued taxes                                   136.6      115.9
Accrued interest                                 21.6       21.7
Current portion of long-term debt                40.4        0.4
Short-term debt (Note 6)                         11.3        4.8
Other                                            49.1       42.4
                                             --------   --------
     Total current liabilities                  368.6      282.2
                                             --------   --------
Deferred Credits And Other
Deferred taxes (Note 3)                         513.2      532.1
Unamortized investment tax credit                75.2       79.4
Other                                           119.5      105.7
                                             --------   --------
     Total deferred credits and other           707.9      717.2
                                             --------   --------
TOTAL CAPITALIZATION AND LIABILITIES         $3,243.2   $3,204.3
                                             ========   ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary Of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The Company is a wholly-owned subsidiary of DPL Inc. The accounts of the Company and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. The consolidated financial statements principally reflect the results of operations and financial condition of the Company.
DPL Inc. and its other wholly-owned subsidiaries provide certain administrative services to the Company including leases, equipment, insurance and other services. These costs (in millions) were $52.6 in 1996, $26.7 in 1995 and $13.2 in 1994.
The Company is a public utility primarily engaged in the business of selling electric energy and natural gas to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. The majority of the Company's earnings come from electricity and natural gas sales. Earnings from other operations currently do not have a material financial impact on the consolidated results.

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

The Company records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of (in millions) $58.3 in 1996 and $40.7 in 1995.

Operation and Maintenance

Operation and maintenance expenses in 1995 include $4.7 million of redemption premiums and other costs relating to the refinancing of bond issues.

Property, Maintenance and Depreciation

Property is shown at its original cost. Cost includes direct labor and material and allocable overhead costs.

When a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation. Maintenance costs and replacements of minor items of property are charged to expense.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an average rate of 3.5%, 3.4% and 3.4% for 1996, 1995 and 1994, respectively.

Income Taxes

Deferred income taxes are provided for all temporary differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/ refundable through future revenues. Investment tax credits, previously deferred, are being amortized over the lives of the related properties.

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

2.    Regulatory Matters

Regulatory assets on the Consolidated Balance Sheet include:

                             At December 31,
                             1996      1995
                             ----      ----
                              --millions--

a.   Phase-in              $ 46.7    $ 61.4
b.   DSM                     35.3      36.2
c.   Deferred interest       55.3      58.1
                           ------    ------
        Total              $137.3    $155.7
                           ======    ======

a. Amounts deferred during a 1992-1994 electric rate increase phase-in (including carrying charges) are being recovered in current rates.

b. Demand-side management ("DSM") costs (including carrying charges) from the Company's cost-effective programs are deferred and are being recovered at approximately $9 million per year.

     The 1992 PUCO-approved agreement for the phase-in plan and DSM programs, as updated in 1995, allows accelerated recovery of DSM costs and, thereafter, production plant costs to the extent that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess will be used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess will be used for such purpose.

c. Interest charges related to Zimmer which were previously deferred pursuant to PUCO approval are being amortized at $2.8 million per year over the projected life of the asset.

3.   Income Taxes

                                   For the years ended December 31,
$ in millions                          1996     1995     1994
-------------------------------------------------------------------

COMPUTATION OF TAX EXPENSE

Federal income tax (a)               $ 91.9   $ 90.0   $ 87.0

Increases (decreases) in tax from -
   Regulatory assets                    3.3      3.3      2.2
   Depreciation                        10.7     10.8     10.4
   Investment tax credit amortized     (3.0)    (3.0)    (3.7)
   Other, net                          (5.2)    (3.3)     0.2
                                     ------------------------
       Total tax expense             $ 97.7   $ 97.8   $ 96.1
                                     ========================
COMPONENTS OF TAX EXPENSE

Taxes currently payable              $102.1   $ 93.1   $103.4
Deferred taxes--
   Regulatory assets                   (3.5)    (1.7)     1.6
   Liberalized depreciation and
    amortization                        7.2     13.9     16.9
   Property taxes                        -        -      (6.1)
   Fuel and gas costs                   2.5     (3.1)   (12.7)
   Other                               (6.4)    (2.6)    (3.4)
Deferred investment tax credit, net    (4.2)    (1.8)    (3.6)
                                     ------------------------
       Total tax expense             $ 97.7   $ 97.8   $ 96.1
                                     ========================

(a)  The statutory rate of 35% applied to pre-tax income.



        COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                          At December 31,
       $ in millions                      1996      1995
       --------------------------------------------------

       NON-CURRENT LIABILITIES

       Depreciation/property basis    $(447.9)   $(449.7)
       Income taxes recoverable         (77.4)     (82.9)
       Regulatory assets                (45.8)     (52.3)
       Investment tax credit             26.3       27.8
       Other                             31.6       25.0
                                      -------    -------
          Net non-current liability   $(513.2)   $(532.1)
                                      -------    -------
       Net Current Asset              $   1.7    $   6.1
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

An interest rate of 6.25% was used in developing the amounts in the following tables. Actual returns on plan assets for 1996, 1995 and 1994 were 12.7%, 25.6% and 0.9%, respectively.
Increases in compensation levels approximating 5% were used for all years.

The following table presents the components of pension cost
(portions of which were capitalized):

$ in millions                              1996     1995     1994
-------------                           -------------------------

Service cost - benefits earned          $   6.2  $   6.2  $   6.1
Interest cost                              15.0     14.4     13.4
Expected return on plan assets of
 7.5% in each year                        (18.1)   (17.8)   (18.2)
Net amortization                           (1.1)    (0.9)    (1.5)
                                        -------------------------
Net pension cost                        $   2.0  $   1.9  $  (0.2)
                                        =========================

The following table sets forth the plans' funded status and amounts recorded in Other assets on the Consolidated Balance
Sheet at December 31:

$ in millions                             1996    1995
-------------                           --------------

Plan assets at fair value (a)           $321.4  $298.3
Actuarial present value of projected
 benefit obligation                      255.1   245.5
                                        --------------
Plan assets in excess of projected
 benefit obligation                       66.3    52.8
Unamortized transition obligation        (15.5)  (19.6)
Prior service cost                        16.0    18.1
Changes in plan assumptions and
 actuarial gains and losses              (22.5)   (5.0)
                                        --------------
Net pension assets                      $ 44.3  $ 46.3
                                        ==============

Vested benefit obligation               $198.6  $190.1
Accumulated benefit obligation
 without projected wage increases       $237.4  $227.7



(a) Invested in fixed income investments, equities including
    $26.5 million and $27.0 million of DPL Inc. common stock in 1996 and 1995, respectively, and guaranteed investment contracts.

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

The Company has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust. Actual return on plan assets was 6.7% in 1996.

The following table presents the components of postretirement benefit cost:

$ in millions                   1996    1995    1994
-------------                  ---------------------

Expected return on plan
 assets of 5.7%                $(0.6)  $  -    $  -
Interest cost                    2.5     3.6     3.7
Net amortization                 2.9     2.9     3.0
                               -----   -----   -----
Postretirement benefit cost    $ 4.8   $ 6.5   $ 6.7
                               =====   =====   =====


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 9.5% for 1996 and decreases to 5% by 2005. A one percentage point increase in each future year's assumed health care trend rate would increase postretirement benefit cost by $0.2 million annually and would increase the accumulated postretirement benefit obligation by $2.9 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25%.


The following table sets forth the accumulated postretirement benefit amounts at December 31:

$ in millions                            1996     1995
-------------                           --------------

Accumulated postretirement benefit
 obligation:

 - retirees and dependents              $40.7    $43.2
 - active employees                       1.1      1.0
                                        -----    -----
       Total                             41.8     44.2

Plan assets at fair value (a)            11.9     12.0
                                        -----    -----
Projected benefit obligation in
 excess of plan assets
                                         29.9     32.2
Unamortized transition obligation       (18.9)   (21.8)
Actuarial gains and losses               24.6     22.1
                                        -----    -----
Accrued postretirement
 benefit liability                      $35.6    $32.5
                                        =====    =====


(a) Invested in fixed income government obligations and money market securities.

5.   Commonly Owned Facilities

The Company owns certain electric generating and transmission facilities as tenants in common with other Ohio utilities. Each utility is obligated to pay its ownership share of construction and operation costs of each facility. As of December 31, 1996, the Company had $4.2 million of commonly owned facilities under construction. The Company's share of expenses is included in the Consolidated Statement of Results of Operations.

The following table presents the Company's share of the commonly owned facilities at December 31, 1996:

                                  Company Share        Investment
                             ----------------------  --------------
                                         Production  Gross Plant in
                             Ownership    Capacity      Service
                                (%)         (MW)      ($ millions)
-------------------------------------------------------------------

Production Units:
  Beckjord Unit 6               50.0        210            54
  Conesville Unit 4             16.5        129            30
  East Bend Station             31.0        186           150
  Killen Station                67.0        418           406
  Miami Fort Units 7 & 8        36.0        360           117
  Stuart Station                35.0        823           244
  Zimmer Station                28.1        365           988
Transmission
 (at varying percentages)                                  67



6.   Notes Payable And Compensating Balances

DPL Inc., the Company's parent, has $200 million available through a revolving credit agreement. This agreement with a consortium of banks is renewable through 2000. Commitment fees are approximately $200,000 per year, depending upon the aggregate unused balance of the loan.

At December 31, 1996, DPL Inc. had no outstanding borrowings under this credit agreement.

The Company also has $96.6 million available in short-term informal lines of credit. To support these lines of credit, the Company is required to maintain average daily compensating balances of approximately $400,000 and also pay $103,550 per year in fees.

At year-end, the Company had no borrowings from these lines of credit and $10.0 million in commercial paper outstanding at a weighted average interest rate of 6.75%.

7.   Long-Term Debt

                                                At December 31,
$ in millions                                  1996       1995
---------------------------------------------------------------

First mortgage bonds maturing:
   1997        5-5/8%                        $   -      $ 40.0
   1998        6.75%                             -        25.0
   2003        8.00%                           40.0       40.0
   2022-2026   8.14% (a)                      671.0      671.0
   Pollution control series maturing
    through 2027 - 6.43% (a)                  107.6      107.9
                                             -----------------
                                              818.6      883.9

   Unamortized debt discount and
    premium (net)                              (2.3)      (2.4)
                                             -----------------
                                              816.3      881.5

Guarantee of Air Quality
 Development Obligations 6.10%
 Series Due 2030                              110.0      110.0
                                             -----------------
   Total                                     $926.3     $991.5
                                             =================

(a)   Weighted average interest rates for 1996 and 1995.


The amounts of maturities and mandatory redemptions for first mortgage bonds and notes are (in millions) $40.4 in 1997 and $0.4 in 1998 through 2001. Substantially all property of the Company is subject to the mortgage lien securing the first mortgage bonds.

During 1996, a series of first mortgage bonds in the principal amount of $25 million was redeemed. The bonds had been scheduled to mature in 1998.

8.   Common Shareholder's Equity

                            Common Stock (a)
                           -------------------                   Earnings
                           Outstanding         Other Paid-in   Reinvested in
$ in millions                Shares     Amount    Capital      the Business     Total
-------------------------------------------------------------------------------------
1994:
 Beginning Balance          41,172,173   $ 0.4    $675.2           $373.6    $1,049.2
  Net income                                                        152.4       152.4
  Common stock dividends                                           (103.7)     (103.7)
  Preferred stock dividends                                          (4.7)       (4.7)
  Contribution to capital                           63.1               -         63.1
  Other                                              0.2              3.8         4.0
                            ---------------------------------------------------------
 Ending balance             41,172,173   $ 0.4    $738.5           $421.4    $1,160.3

1995:
  Net income                                                        159.4       159.4
  Common stock dividends                                           (132.6)     (132.6)
  Preferred stock dividends                                          (0.9)       (0.9)
  Other                                              0.2              4.1         4.3
                            ---------------------------------------------------------
 Ending balance             41,172,173   $ 0.4    $738.7           $451.4    $1,190.5

1996:
  Net income                                                        164.8       164.8
  Common stock dividends                                           (138.3)     (138.3)
  Preferred stock dividends                                          (0.9)       (0.9)
  Other                                              0.2              1.2         1.4
                            ---------------------------------------------------------
 Ending balance             41,172,173   $ 0.4    $738.9           $478.2    $1,217.5
                            =========================================================

(a)  50,000,000 shares authorized.

9.   Preferred Stock

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

                  Current       Current              Par Value
                 Redemption     Shares      At December 31, 1996 and 1995
Series  Rate       Price      Outstanding          ($ in millions)
-------------------------------------------------------------------------

 A      3.75%     $102.50       93,280                $ 9.3
 B      3.75%     $103.00       69,398                  7.0
 C      3.90%     $101.00       65,830                  6.6
                               -------                -----
Total                          228,508                $22.9
                               =======                =====

The shares may be redeemed at the option of the Company at the per share prices indicated, plus cumulative accrued dividends.


10.  Fair Value Of Financial Instruments

                                                    At December 31,
                                               1996                 1995
                                         ----------------     ----------------
$ in millions                            Fair Value  Cost     Fair Value  Cost
------------------------------------------------------------------------------
                                              $       $            $       $
Assets (a)

Available for sale securities,               90.1    75.4         40.1    27.6
 included in financial assets
Held to maturity securities,
 including temporary cash investments
 of $2.0 in 1996 and $31.6 in 1995           50.9    50.7         78.2    76.8

Liabilities (b)

  Debt                                    1,018.6   976.7      1,076.2   992.0


  (a)  Maturities range from 1997 to 2005.
  (b)  Includes current maturities.


Available for sale marketable securities are carried at market;
the remaining financial instruments are carried at cost. The fair value is based upon quoted market prices or securities with similar characteristics.

11.  Reconciliation Of Net Income To Net Cash Provided By Operating Activities

                                             For the years ended December 31,
$ in millions                                     1996      1995      1994
-----------------------------------------------------------------------------

  Net income                                    $164.8    $159.4    $152.4
  Adjustments:
     Depreciation and amortization               122.3     115.4     111.9
     Deferred income taxes                        (3.3)      4.4      (7.3)
     Amortization of regulatory assets, net       15.3      15.4      10.9
     Operating expense provisions                (10.2)     (0.4)     22.9
     Accounts receivable                         (48.9)    (44.7)     30.3
     Accounts payable                             10.0      21.4     (41.1)
     Accrued taxes payable                        20.7      (7.6)      9.9
     Inventory                                     6.5       1.7       2.0
     Other                                        11.1      (3.9)    (20.8)
                                                --------------------------
  Net cash provided by operating activities     $288.3    $261.1    $271.1
                                                ==========================

12.  Financial Information By Business Segments

                                        For the years ended December 31,
$ in millions                              1996       1995       1994
------------------------------------------------------------------------

Utility service revenues
     Electric                          $1,016.4   $1,029.9   $  945.9
     Gas                                  238.6      222.0      237.1
     Other                                  3.4        5.6        7.3
                                       ------------------------------
Total utility service revenues          1,258.4    1,257.5    1,190.3
Interest and other income                   9.3       11.8        9.4
                                       ------------------------------
  Total income                         $1,267.7   $1,269.3   $1,199.7
                                       ==============================

Operating profit before tax
     Electric                          $  326.9   $  335.8   $  325.2
     Gas                                   23.7       18.9       10.3
     Other                                 (5.7)      (4.4)      (0.7)
                                       ------------------------------
Total operating profit before tax         344.9      350.3      334.8
Other income, net (a)                       6.7        1.3        7.3
Interest expense                          (89.1)     (94.4)     (93.5)
                                       ------------------------------
  Income before income taxes           $  262.5   $  257.2   $  248.6
                                       ==============================

Depreciation and amortization
     Electric                          $  112.8   $  108.1   $  104.8
     Gas                                    6.7        6.4        6.2
     Other                                  2.8        0.9        0.9
                                       ------------------------------
  Total depreciation and amortization  $  122.3   $  115.4   $  111.9
                                       ==============================

Construction additions
     Electric                          $  109.4   $   66.6   $   82.1
     Gas                                   14.1       11.7       11.6
     Other                                   -         0.6        0.3
                                       ------------------------------
  Total construction additions         $  123.5   $   78.9   $   94.0
                                       ==============================

Assets
     Electric                          $2,754.3   $2,763.1   $2,772.3
     Gas                                  259.9      223.7      201.7
     Other (b)                            229.0      217.5      173.0
                                       ------------------------------
  Total assets at year-end             $3,243.2   $3,204.3   $3,147.0
                                       ==============================

(a)  Includes primarily interest income less bond redemption costs in 1995.
(b) Includes primarily cash, temporary cash investments, debt and equity financial assets and certain deferred items.

                            SELECTED QUARTERLY INFORMATION

                               March 31,     June 30,   September 30,  December 31,
$ in millions                1996   1995   1996   1995   1996   1995   1996   1995
-----------------------------------------------------------------------------------
                              $      $      $      $      $      $      $      $
Utility service revenues    369.0  356.2  282.0  266.5  278.2  300.7  329.2  334.1
Income before income taxes  101.5   94.2   54.2   51.8   67.3   65.0   39.5   46.2
Net income                   62.8   59.3   33.1   33.8   41.7   38.9   27.2   27.4
Earnings on common stock     62.5   59.1   32.9   33.5   41.5   38.7   27.0   27.2
Dividends paid               34.7   33.2   34.7   33.1   34.5   33.2   34.4   33.1


                FINANCIAL AND STATISTICAL SUMMARY

                                        1996     1995     1994     1993     1992
--------------------------------------------------------------------------------
For the years ended December 31,

Utility service revenues (millions) $1,258.4  1,257.5  1,190.3  1,153.7  1,019.8
Earnings on common stock (millions) $  163.9    158.5    147.7    134.9    132.6
Earnings per share of common stock  $   3.98     3.85     3.59     3.28     3.22
Dividends paid (millions)           $  138.3    132.6    103.7    107.8    103.6

Electric sales (millions of kWh)--
  Residential                          4,924    4,871    4,465    4,558    4,260
  Commercial                           3,407    3,425    3,068    3,006    2,896
  Industrial                           4,540    4,401    4,388    4,089    3,938
  Other                                3,443    4,117    2,298    3,023    2,960
                                      ------   ------   ------   ------   ------
     Total                            16,314   16,814   14,219   14,676   14,054

Gas sales (thousands of MCF)--
  Residential                         31,087   29,397   27,911   28,786   27,723
  Commercial                           9,424    8,307    8,081    8,468    8,642
  Industrial                           3,404    2,584    3,150    3,056    4,914
  Other                                2,829    3,006    2,909    3,171    3,402
  Transported gas                     16,953   16,376   15,147   13,401   10,811
                                      ------   ------   ------   ------   ------
     Total                            63,697   59,670   57,198   56,882   55,492

At December 31,

Total assets (millions)             $3,243.2  3,204.3  3,147.0  3,211.3  2,866.7
Long-term debt and preferred stock
 with mandatory redemption
 provisions (millions)              $  926.3    991.5  1,003.7  1,042.9    990.6

First mortgage bond ratings--
  Duff & Phelps, Inc.                    AA       AA       AA       AA-       A+
  Standards & Poor's Corporation         AA-      AA-      AA-       A        A
  Moody's Investors Service             Aa3      Aa3       A1       A2       A2

Number of Preferred Shareholders         684      733      795    1,873    1,969


                Report of Independent Accountants
                ---------------------------------


To the Board of Directors of The Dayton Power and Light Company

     In our opinion, the consolidated financial statements listed in the index, appearing under Item 8 on page II-7 of this Form 10-K, present fairly, in all material respects, the financial position of The Dayton Power and Light Company (the "Company") and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Price Waterhouse LLP
Dayton, Ohio
January 21, 1997

                Report of Independent Accountants
                 on Financial Statement Schedule
                ---------------------------------




To the Board of Directors of The Dayton Power and Light Company

Our audits of the consolidated financial statements of The Dayton Power and Light Company and its subsidiaries referred to in our report dated January 21, 1997 appearing on page II-26 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
Dayton, Ohio
January 21, 1997

Item 9  - Changes In And Disagreements With Accountants On
          Accounting And Financial Disclosure.
------------------------------------------------------------------------

          None.

PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------------------

Directors of the Registrant

     The Board is presently authorized to consist of nine directors. These nine directors are also directors of DPL Inc., the holding company of the Company. Nine directors are to be elected this year to serve until the Annual Meeting of Shareholders in 1998 or until their successors are duly elected and qualified. Should any nominee become unable to accept nomination or election, the Board will vote for the election of such other person as a director as the present directors may recommend in the place of such nominee.

     The following information regarding the nominees is based on information furnished by them:


                                                               Director
Principal Occupation and Other Information                      Since
------------------------------------------------------------------------

THOMAS J. DANIS, Age 47                                          1989
  Former Chairman and Chief Executive Officer,
  The Danis Companies, Dayton, Ohio,
  construction, real estate and environmental services.
  Director:  CSR America Inc.
  Trustee:  University of Dayton, Dayton Foundation,
  Miami Valley Research Park Foundation.

JAMES F. DICKE, II, Age 51                                       1990
  President, Crown Equipment Corporation, New Bremen, Ohio, international manufacturer and distributor of electric lift trucks and material handling products.
  Director:  Regional Boys and Girls Clubs of America,
  Dayton Art Institute.
  Vice Chairman:  Trinity University Board of Trustees
  Secretary:  Culver Educational Foundation.


                              III-1

PETER H. FORSTER, Age 54                                         1979
  Chairman, DPL Inc. and The Dayton Power and Light  Company.
  Chairman:  Miami Valley Research Foundation.
  Director:  Bank One, Dayton, NA, Amcast Industrial Corp.,
  Comair Holdings, Inc.
  Trustee:  F. M. Tait Foundation, Arts Center Foundation.

ERNIE GREEN, Age 58                                              1991
  President and Chief Executive Officer, Ernie Green
  Industries, Dayton, Ohio, automotive components manufacturer.
  Director:  Bank One, Dayton, NA, WPTD-TV,
  The Duriron Company, Acordia, Inc., Eaton Corp.,
  Fluor Daniel/GTI, Gradall.

JANE G. HALEY, Age 66                                            1978
  President and Chief Executive Officer, Gosiger, Inc.,
  Dayton, Ohio, national importer and distributor of machine tools.
  Director:  Key Bank, Advisory Board, Dayton, Ohio.
  Trustee:  University of Dayton, Chaminade-Julienne
  High School, Dayton, Ohio, Miami Valley Economic
  Development Coalition.
  Member:  Area Progress Council.

ALLEN M. HILL, Age 51                                            1989
  President and Chief Executive Officer, DPL Inc. and
  The Dayton Power and Light Company.
  Chairman:  Dayton Business Committee.
  Director:  Citizens Federal Bank, F.S.B.,
  Dayton Boys/Girls Club, Ohio Electric Utility Institute.
  Trustee:  The University of Dayton, Miami Valley Economic
  Development Coalition.













                              III-2

W AUGUST HILLENBRAND, Age 56                                     1992
  President and Chief Executive Officer, Hillenbrand
  Industries, Batesville, Indiana, a diversified public holding company with five wholly-owned and autonomously operated subsidiaries manufacturing caskets, hospital furniture, hospital supplies, high-tech security locks and providing funeral planning services.
  Director:  Forecorp, Inc., Forethought Life Insurance Company.
  Trustee:  Denison University, National Committee for
  Quality Health Care, Batesville Girl Scouts.

DAVID R. HOLMES, Age 56                                          1994
  Chairman, President and Chief Executive Officer,
  The Reynolds and Reynolds Company, Dayton, Ohio, information management systems.
  Director:  NCR Corporation
  Advisor:  J. L. Kellogg Graduate School of Management,
  Northwestern University.
  Member:  Dayton Business Committee, Area Progress Council,
  Downtown Dayton Partnership.

BURNELL R. ROBERTS, Age 69                                       1987
  Chairman, Sweetheart Holdings, Inc.
  Retired Chairman of the Board and Chief Executive
  Officer, The Mead Corporation, Dayton, Ohio, forest products producer.
  Director:  Armco, Inc., The Perkin-Elmer Corporation,
  Rayonier, Inc., Universal Protective Plastics, Inc.,
  Day International Group, Inc.















                              III-3

                  EXECUTIVE OFFICERS OF THE REGISTRANT
                         (As of March 1, 1997)

                              Business Experience,
                                Last Five Years
                           (Positions with Registrant
Name                Age    Unless Otherwise Indicated)            Dates
-----------------   ---    ---------------------------      -----------------

Peter H. Forster     54    Chairman                         4/06/92 - 3/01/97
                           Chairman, DPL Inc.               1/01/97 - 3/01/97
                           Chairman and Chief Executive     9/26/95 - 1/01/97
                            Officer, DPL Inc.
                           Chairman, President and Chief    4/05/88 - 9/26/95
                            Executive Officer, DPL Inc.
                           Chairman and Chief Executive     8/02/88 - 4/06/92
                            Officer


Allen M. Hill        51    President and Chief Executive    4/06/92 - 3/01/97
                            Officer
                           President and Chief Executive    1/01/97 - 3/01/97
                            Officer, DPL Inc.
                           President and Chief Operating    9/26/95 - 1/01/97
                            Officer, DPL Inc.
                           President and Chief Operating    8/02/88 - 4/06/92
                            Officer


Paul R. Anderson     54    Controller                       4/12/81 - 3/01/97


Stephen P. Bramlage  50    Assistant Vice President         1/01/94 - 3/01/97
                           Director, Service Operations    10/29/89 - 1/01/94


Jeanne S. Holihan    40    Assistant Vice President         3/17/93 - 3/01/97
                           Treasurer                       11/06/90 - 3/17/93










                              III-4

                  EXECUTIVE OFFICERS OF THE REGISTRANT
                         (As of March 1, 1997)

                               Business Experience,
                                 Last Five Years
                            (Positions with Registrant
Name                Age     Unless Otherwise Indicated)           Dates
-----------------   ---     ---------------------------     ------------------

Thomas M. Jenkins    45     Group Vice President and        5/14/96 -  3/01/97
                             Treasurer, DPL Inc. and
                             the Company
                            Group Vice President            6/27/95 -  5/14/96
                            Group Vice President and
                             Treasurer, DPL Inc.
                            Group Vice President and        5/09/94 -  6/27/95
                             Treasurer, DPL Inc. and
                             the Company
                            Group Vice President and       11/06/90 -  5/09/94
                             Treasurer, DPL Inc.
                             Group Vice President


Stephen F. Koziar,
 Jr.                 52     Group Vice President and        1/31/95 -  3/01/97
                             Secretary, DPL Inc. and
                             the Company
                            Group Vice President,          12/10/87 -  1/31/95
                             DPL Inc. and the Company


Judy W. Lansaw       45     Group Vice President,           1/31/95 -  3/01/97
                             DPL Inc. and the Company
                            Group Vice President and       12/07/93 -  1/31/95
                             Secretary, DPL Inc. and
                             the Company
                            Vice President and              8/01/89 - 12/07/93
                             Secretary, DPL Inc. and
                             the Company

Bryce W. Nickel      40     Assistant Vice President        1/01/94 -  3/01/97
                            Director, Service Operations   10/29/89 -  1/01/94


H. Ted Santo         46     Group Vice President           12/08/92 -  3/01/97
                            Vice President                  2/28/88 - 12/08/92



                              III-5

Item 11 - Executive Compensation
------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     Directors of the Company who are not employees receive $12,000 annually for services as a director, $600 for attendance at a Board meeting, and $500 for attendance at a committee meeting or operating session of DPL Inc. and the Company.
Members of the Executive Committee of DPL Inc. receive $2,000 annually for services on that committee. Each committee chairman receives an additional $1,600 annually. Directors who are not employees of the Company also participate in a Directors' Deferred Stock Compensation Plan (the "Stock Plan") under which a number of DPL Inc. common shares are awarded to directors each year. All shares awarded under the Stock Plan are transferred to a grantor trust (the "Master Trust") maintained by DPL Inc. to secure its obligations under various directors' and officers' deferred and incentive compensation plans. Receipt of the shares or cash equal to the value thereof is deferred until the participant retires as a director or until such other time as designated by the participant and approved by the Compensation and Management Review Committee (the "Committee") of DPL Inc. In the event of a change of control (as defined in the Stock Plan), the authority and discretion which is exercisable by the Committee will be exercised by the trustees of the Master Trust. In April 1996, each non-employee director was awarded
1,600 shares.

     DPL Inc. maintains a Deferred Compensation Plan (the "Compensation Plan") for non-employee directors of DPL Inc. and the Company in which payment of directors' fees may be deferred. The Compensation Plan also includes a supplementary deferred income program which provides that DPL Inc. will match $5,000 annually of deferred directors' fees for a maximum of ten years. Under the supplementary program, a $150,000 death benefit is provided until such director ceases to participate in the Compensation Plan. Under the standard deferred income program directors are entitled to receive a lump sum payment or payments in installments over a period up to 20 years. A director may elect payment in either cash or common shares. Participants in the supplementary program are entitled to receive deferred payments over a ten-year period in equal installments. The Compensation Plan provides that in the event of a change in control of DPL Inc., as defined in the Compensation Plan, all benefits provided under the supplementary deferred income program become immediately vested without the need for further contributions by the participants and the discretion which, under the Compensation Plan, is exercisable by the Chief Executive Officer of DPL Inc. will be exercised by the trustees of the Master Trust. If the consent of the Chief Executive Officer of DPL Inc. is obtained, individuals who have attained the age of 55 and who are no longer directors of DPL Inc. or the Company may receive a lump sum payment of amounts credited to them under the supplementary deferred income program.

     Mr. Forster has entered into an agreement with DPL Inc.
and DP&L pursuant to which Mr. Forster will serve as Chairman of the Board of DPL Inc. and DP&L and will provide various advisory and consulting services. The term of the agreement expires on December 31, 1999 (which term is automatically extended on December 31, 1999 and each December 31 thereafter for an additional year unless either party gives advance notice of nonrenewal). Under the agreement, Mr. Forster receives an annual consulting fee of $500,000 (as well as...

                              III-6

 ...such bonuses, if any, as may be determined by the Compensation and Management Review Committee in its discretion) and an award opportunity of 35,000 restricted shares under the Stock Plan. Commencing in 2000, Mr. Forster will participate in a bonus program for individuals monitoring and managing DPL Inc.'s financial assets pursuant to which he will have the opportunity to receive an annual bonus if there is a positive cumulative cash return on such financial assets (after recovery of all amounts invested plus expenses). Payments under the bonus program, if and as earned, will continue following termination of the agreement for any reason.

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

                                                 Long-Term
                                                Compensation
                                  Annual        ------------
                               Compensation     Restricted
                              ---------------   Stock Unit       All Other
Name and Principal           Salary  Bonus (1)  Awards (2)    Compensation (3)
    Position           Year   ($)       ($)        ($)              ($)
------------------------------------------------------------------------------

Peter H. Forster       1996  597,000  358,000   984,000 ('97-99)   1,000
 Chairman              1995  572,000  344,000   784,000 ('96-98)   1,000
                       1994  526,000  318,000   708,000 ('95-97)   1,000

Allen M. Hill          1996  377,000  226,000   717,000 ('97-99)   1,000
 President and Chief   1995  363,000  226,000   319,000 ('96-98)   1,000
 Executive Officer     1994  336,000  205,000   333,000 ('95-97)   1,000

Stephen F. Koziar, Jr. 1996  218,000   98,000   216,000 ('97-99)   1,000
 Group Vice President  1995  209,000   94,000   141,000 ('96-98)   1,000
 and Secretary         1994  198,000   91,000   124,000 ('95-97)   1,000

Thomas M. Jenkins      1996  218,000   98,000   192,000 ('97-99)   1,000
 Group Vice President  1995  207,000   94,000   194,000 ('96-98)   1,000
 and Treasurer         1994  188,000   87,000   239,000 ('95-97)   1,000

Judy W. Lansaw         1996  214,000   96,000   393,000 ('97-99)   1,000
 Group Vice President  1995  197,000   89,000   227,000 ('96-98)   1,000
                       1994  175,000   79,000   191,000 ('95-97)   1,000

H. Ted Santo           1996  205,000   92,000   305,000 ('97-99)   1,000
 Group Vice President  1995  190,000   86,000   168,000 ('96-98)   1,000
                       1994  173,000   81,000   142,000 ('95-97)   1,000



                              III-7

(1) Amounts in this column represent awards made under the Management Incentive Compensation Program ("MICP"). Awards are based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.

(2) Amounts shown in this column have not been paid, but are contingent on performance and represent the dollar value of restricted stock incentive units ("SIU's") awarded to the named executive officer under the Management Stock Incentive Plan ("MSIP") based on the closing price of a DPL Inc. common share on the New York Stock Exchange--Consolidated Transactions Tape on the date of award. The SIU's awarded for 1994, 1995 and 1996 vest only to the extent that the DPL Inc. average return on equity ("ROE") over a three-year performance period is above the Regulatory Research Associates industry median.

    Depending on the performance of DPL Inc., these SIU's vest in amounts ranging from 0% to 100% of the target award at an ROE between 0 and 100 basis points above median ROE and from 100% to 150% of target award at an ROE between 100 and 200 basis points above median ROE.

    No units vest if the three-year average ROE is below 10%. Amounts shown for 1994, 1995 and 1996 reflect target awards. For each SIU which vests, a participant receives the cash equivalent of one DPL Inc. common share plus dividend equivalents from the date of award. Prior to payout at retirement, an individual may elect to convert a portion of vested SIU's to a cash equivalent and accrue interest thereon. All payouts of vested SIU's under the MSIP are deferred until retirement.

    Mr. Forster's 1996 award opportunity for the performance period 1997-1999 represents restricted shares awarded under the Director's Stock Plan which are subject to the same earning and vesting criteria generally applicable to SIU's awarded under the MSIP.

(3) Amounts in this column represent employer matching contributions on behalf of each named executive under the DP&L Employee Savings Plan made to the DPL Inc. Employee
    Stock Ownership Plan.

Certain Severance Pay Agreements

     DPL Inc. entered into severance pay agreements with each of Messrs. Hill, Koziar, Jenkins and Santo and Mrs. Lansaw providing for the payment of severance benefits in the event that the individual's employment with DPL Inc. or its subsidiaries is terminated under specified circumstances within three years after a change in control of DPL Inc. or DP&L (generally, defined as the acquisition of 15% or more of the voting securities or certain mergers or other business combinations). The agreements entered into between 1987 and 1991 require the individuals to remain with DPL Inc. throughout the period during which any change of control is pending in order to help put in place the best plan for the shareholders. The principal severance benefits under each agreement include payment of the following: (i) the individual's full base salary and accrued benefits through the date of termination and any awards for any completed or partial period under the MICP and the individual's award for the current period...

                              III-8

 ...under the MICP (or for a completed period if no award for that period has yet been determined) fixed at an amount equal to his average annual award for the preceding three years; (ii) 300% of the sum of the individual's annual base salary at the rate in effect on the date of termination (or, if higher, at the rate in effect as of the time of the change in control) plus the average amount awarded to the individual under the MICP for the three preceding years; (iii) all awarded or earned but unpaid SIU's;
and (iv) continuing medical, life, and disability insurance. In the event any payments under these agreements are subject to an excise tax under the Internal Revenue Code of 1986, the payments will be adjusted so that the total payments received on an after-tax basis will equal the amount the individual would have received without imposition of the excise tax. The severance pay agreements are effective for one year but are automatically renewed each year unless DPL Inc. or the participant notifies the other one year in advance of its or his intent not to renew.
DPL Inc. has agreed to secure its obligations under the severance pay agreements by transferring required payments to the Master Trust. Mr. Forster's agreement with DPL Inc. and DP&L contains similar severance benefits provisions.

Pension Plans

     The following table sets forth the estimated total annual benefits payable under the Company retirement income plan and the supplemental executive retirement plan to executive officers at ormal retirement date (age 65) based upon years of accredited service and final average annual compensation (including base and incentive compensation) for the three highest years during the last ten:

                         Total Annual Retirement Benefits for
                        Years of Accredited Service at Age 65
        Final Average   -------------------------------------
       Annual Earnings    10 Years   15 Years   20-30 Years
       ---------------    --------   --------   -----------

         $  200,000       $ 52,500   $ 78,500    $105,000
            400,000        109,500    164,000     219,000
            600,000        166,500    249,500     333,000
            800,000        223,500    335,000     447,000
          1,000,000        280,500    420,500     561,000
          1,200,000        337,500    506,000     675,000
          1,400,000        394,500    591,500     789,000


     The years of accredited service for the named executive officers are Mr. Forster -- 30 yrs.; Mr. Hill -- 27 yrs.;
Mr. Koziar -- 27 yrs.; Mr. Jenkins -- 19 yrs.; Mrs. Lansaw --
17 yrs.; and Mr. Santo -- 21 yrs. Years of service under the retirement income plan are capped at 30 years, however, the retirement and supplemental plans, taken together, can provide full benefits after 20 years of accredited service. Benefits are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers. For each year an individual retires prior to age 62, benefits under the supplemental plan are reduced by 3% or 21% for early retirement at age 55.



                              III-9

Item 12 - Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------

     The Company's stock is beneficially owned by DPL Inc.

     Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each director of the Company as of January 31, 1997.

                                   Amount and Nature of
           Name of Director       Beneficial Ownership (1)
           ----------------       ------------------------

           Thomas J. Danis           21,423 shares
           James F. Dicke, II        58,963 shares
           Peter H. Forster          21,586 shares
           Ernie Green               19,890 shares
           Jane G. Haley             31,713 shares
           Allen M. Hill             21,240 shares
           W August Hillenbrand      11,634 shares
           David R. Holmes            5,292 shares
           Burnell R. Roberts        21,271 shares

     Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each executive officer of the Company named in the Summary
Compensation Table (other than executive officers who are directors of the Company whose security ownership is found above) as of January 31, 1997.

                                        Amount and Nature of
           Name of Executive Officer  Beneficial Ownership (1)
           -------------------------  ------------------------

              Stephen F. Koziar, Jr.      8,100 shares
              Thomas M. Jenkins           5,308 shares
              H. Ted Santo                2,258 shares
              Judy W. Lansaw              2,116 shares

(1) The number of shares shown represents in each instance less than 1% of the outstanding Common Shares of DPL Inc.

    There were 241,609 shares or 0.23% of the total number of Common Shares beneficially owned by all directors and executive officers of DPL Inc. and the Company as a group at January 31, 1997. The number of shares shown for the directors includes Common Shares transferred to the Master Trust for non-employee directors pursuant to the Directors' Deferred Stock Compensation Plan.


Item 13 - Certain Relationships And Related Transactions
------------------------------------------------------------------------

        None.

                             III-10

PART IV


Item 14 - Exhibits, Financial Statement Schedule And Reports On Form 8-K
------------------------------------------------------------------------

          (a)  Documents filed as part of the Form 10-K


1.   Financial Statements
     --------------------

See Item 8 - Index to Financial Statements on page II-7, which page is incorporated herein by reference.


2.   Financial Statement Schedule
     ----------------------------

For the three years in the period ended December 31, 1996:

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

3.   Exhibits
     --------

     The following exhibits have been filed with the Securities and Exchange Commission and are incorporated herein by
     reference.
                                                  Incorporation by
                                                     Reference
                                                ---------------------

2     Copy of the Agreement of Merger among     Exhibit A to the 1986
      DPL Inc., Holding Sub Inc. and the        Proxy Statement
      Company dated January 6, 1986             (File No. 1-2385)

3(a)  Regulations and By-Laws of the Company    Exhibit 2(e) to
                                                Registration Statement
                                                No. 2-68136 to Form S-16

3(b)  Copy of Amended Articles of               Exhibit 3(b) to Report on
      Incorporation of the Company dated        Form 10K for the year
      January 3, 1991                           ended December 31, 1991
                                                (File No. 1-2385)

4(a)  Copy of Composite Indenture dated as      Exhibit 4(a) to Report on
      of October 1, 1935, between the Company   Form 10-K for the year
      and The Bank of New York, Trustee with    ended December 31, 1985
      all amendments through the Twenty-Ninth   (File No. 1-2385)
      Supplemental Indenture

4(b)  Copy of the Thirtieth Supplemental        Exhibit 4(h) to
      Indenture dated as of March 1, 1982,      Registration Statement
      between the Company and The Bank of New   No. 33-53906
      York, Trustee

4(c)  Copy of the Thirty-First Supplemental     Exhibit 4(h) to
      Indenture dated as of November 1, 1982,   Registration Statement
      between the Company and The Bank of New   No. 33-56162
      York, Trustee

4(d)  Copy of the Thirty-Second Supplemental    Exhibit 4(i) to
      Indenture dated as of November 1, 1982,   Registration Statement
      between the Company and The Bank of New   No. 33-56162
      York, Trustee

4(e)  Copy of the Thirty-Third Supplemental     Exhibit 4(e) to Report on
      Indenture dated as of December 1, 1985,   Form 10-K for the year
      between the Company and The Bank of New   ended December 31, 1985
      York, Trustee                             (File No. 1-2385)

4(f)  Copy of the Thirty-Fourth Supplemental    Exhibit 4 to Report on
      Indenture dated as of April 1, 1986,      Form 10-Q for the quarter
      between the Company and The Bank of New   ended June 30, 1986
      York, Trustee                             (File No. 1-2385)

4(g)  Copy of the Thirty-Fifth Supplemental     Exhibit 4(h) to Report on
      Indenture dated as of December 1, 1986,   Form 10-K for the year
      between the Company and The Bank of New   ended December 31, 1986
      York, Trustee                             (File No. 1-9052)

4(h)  Copy of the Thirty-Sixth Supplemental     Exhibit 4(i) to
      Indenture dated as of August 15, 1992,    Registration Statement
      between the Company and The Bank of New   No. 33-53906
      York, Trustee

4(i)  Copy of the Thirty-Seventh Supplemental   Exhibit 4(j) to
      Indenture dated as of November 15, 1992,  Registration Statement
      between the Company and The Bank of New   No. 33-56162
      York, Trustee

4(j)  Copy of the Thirty-Eighth Supplemental    Exhibit 4(k) to
      Indenture dated as of November 15, 1992,  Registration Statement
      between the Company and The Bank of New   No. 33-56162
      York, Trustee

4(k)  Copy of the Thirty-Ninth Supplemental     Exhibit 4(k) to
      Indenture dated as of January 15, 1993,   Registration Statement
      between the Company and The Bank of New   No. 33-57928
      York, Trustee

4(l)  Copy of the Fortieth Supplemental         Exhibit 4(m) to Report on
      Indenture dated as of February 15, 1993,  Form 10-K for the year
      between the Company and The Bank of New   ended December 31, 1992
      York, Trustee                             (File No. 1-2385)

10(a) Description of Management Incentive       Exhibit 10(d) to Report on
      Compensation Program for Certain          Form 10-K for the year
      Executive Officers                        ended December 31, 1986
                                                (File No. 1-9052)

10(b) Copy of Severance Pay Agreement with      Exhibit 10(g) to Report on
      Certain Executive Officers                Form 10-K for the year
                                                ended December 31, 1987
                                                (File No. 1-2385)

10(c) Copy of Supplemental Executive            Exhibit 10(f) to Report on
      Retirement Plan amended August 6, 1991    Form 10-K for the year
                                                ended December 31, 1991
                                                (File No. 1-2385)

10(d) Amended description of Directors'         Exhibit 10(d) to Report on
      Deferred Stock Compensation Plan          Form 10-K for the year
      effective January 1, 1993                 ended December 31, 1993
                                                (File No. 1-2385)

10(e) Amended description of Deferred           Exhibit 10(e) to Report on
      Compensation Plan for Non-Employee        Form 10-K for the year
      Director's effective January 1, 1993      ended December 31, 1993
                                                (File No. 1-2385)

10(f) Copy of Management Stock Incentive        Exhibit 10(f) to Report on
      Plan amended January 1, 1993              Form 10-K for the year
                                                ended December 31, 1993
                                                (File No. 1-2385)

18    Copy of preferability letter relating     Exhibit 18 to Report on
      to change in accounting for unbilled      Form 10-K for the year
      revenue from Price Waterhouse LLP         ended December 31, 1988
                                                (File No. 1-2385)

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

                             THE DAYTON POWER AND LIGHT COMPANY

                             Registrant


March 27, 1997                     /s/ Allen M. Hill
                               -----------------------------
                                       Allen M. Hill
                               President and Chief Executive
                                          Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paul R. Anderson      Controller (principal     March 27, 1997
------------------------  accounting officer)
   (P. R. Anderson)


                          Director                  March   , 1997
-----------------------
   (T. J. Danis)


                          Director                  March   , 1997
-----------------------
   (J. F. Dicke, II)


/s/ Peter H. Forster      Director and Chairman     March 27, 1997
-----------------------
   (P. H. Forster)


/s/ Ernie Green           Director                  March 27, 1997
-----------------------
   (E. Green)


/s/ Jane G. Haley         Director                  March 27, 1997
------------------------
   (J. G. Haley)

/s/ Allen M. Hill         Director, President and   March 27, 1997
------------------------  Chief Executive Officer
   (A. M. Hill)


                          Director                  March   , 1997
------------------------
   (W A. Hillenbrand)


                          Director                  March   , 1997
------------------------
   (D. R. Holmes)


/s/ Thomas M. Jenkins     Group Vice President and  March 27, 1997
------------------------  and Treasurer (principal
   (T. M. Jenkins)        financial officer)


/s/ Burnell R. Roberts    Director                  March 27, 1997
-----------------------
   (B. R. Roberts)

<CAPITON>
                                                      Schedule II



                 THE DAYTON POWER AND LIGHT COMPANY
                  VALUATION AND QUALIFYING ACCOUNTS

        For the years ended December 31, 1996, 1995 and 1994


-----------------------------------------------------------------------------------------
        COLUMN A                     COLUMN B         COLUMN C       COLUMN D   COLUMN E
-----------------------------------------------------------------------------------------
                                                     Additions
                                                   --------------
                                     Balance at    Charged                       Balance
                                     Beginning       to             Deductions   at End
   Description                       of Period     Income   Other      (1)      of Period
-----------------------------------------------------------------------------------------
                                     ---------------------thousands----------------------
1996:
Deducted from accounts receivable--

 Provision for uncollectible accounts   $6,481     $4,056    $ -      $5,454      $5,083

1995:
Deducted from accounts receivable--

 Provision for uncollectible accounts   $7,801     $1,096    $ -      $2,416      $6,481


1994:
Deducted from accounts receivable--

 Provision for uncollectible accounts   $9,122     $1,553    $ -      $2,874      $7,801


(1)  Amounts written off, net of recoveries of accounts previously written off.