Form 10-Q
period 1997-06-30
DAYTON POWER & LIGHT CO
filed 1997-08-14
CIK 27430

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                41,172,173 Shares
  ----------------------------          ------------------------------
     (Title of each class)              (Outstanding at June 30, 1997)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                      Three Months Ended  Six Months Ended
                                           June 30             June 30
                                      ------------------  ----------------
                                         1997     1996     1997     1996
                                         ----     ----     ----     ----
                                         --millions--      --millions--
Income
------

Utility service revenues--

  Electric                             $234.7   $245.6   $487.8   $510.2
  Gas and other                          35.1     36.4    139.3    140.8
                                       ------   ------   ------   ------
     Total Utility Service Revenues     269.8    282.0    627.1    651.0

Interest and other income                 2.3      4.2      4.4      6.1
                                       ------   ------   ------   ------
     Total Income                       272.1    286.2    631.5    657.1
                                       ------   ------   ------   ------
Expenses
--------

Fuel and purchased power                 51.0     54.6    106.2    116.2
Gas purchased for resale                 19.9     19.5     86.8     84.0
Operation and maintenance                59.4     69.3    111.2    125.0
Depreciation and amortization            31.2     31.2     62.5     60.4
Amortization of regulatory assets, net    3.8      3.4      8.0      7.5
General taxes                            33.3     31.9     66.9     64.1
Interest expense                         21.9     22.1     43.7     44.2
                                       ------   ------   ------   ------
     Total Expenses                     220.5    232.0    485.3    501.4
                                       ------   ------   ------   ------
Income Before Income Taxes               51.6     54.2    146.2    155.7

Income taxes                             18.4     21.1     50.8     59.9
                                       ------   ------   ------   ------
Net Income                               33.2     33.1     95.4     95.8

Preferred dividends                       0.2      0.2      0.4      0.4
                                       ------   ------   ------   ------
Earnings on Common Stock               $ 33.0   $ 32.9   $ 95.0   $ 95.4
                                       ======   ======   ======   ======


Set Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company

                                                   Six Months Ended
                                                       June 30
                                                   ----------------
                                                    1997     1996
                                                    ----     ----
                                                    --millions--
Operating Activities
--------------------

  Cash received from utility customers            $651.8   $654.4
  Other operating cash receipts                      5.3      5.0
  Cash paid for:
     Fuel and purchased power                     (115.4)  (108.1)
     Purchased gas                                 (92.7)   (95.0)
     Operation and maintenance labor               (43.5)   (43.1)
     Nonlabor operating expenditures               (79.5)   (90.0)
     Interest                                      (43.1)   (43.5)
     Income taxes                                  (40.7)   (35.7)
     Property, excise and payroll taxes            (74.8)   (72.1)
                                                  ------   ------
  Net cash provided by operating activities        167.4    171.9
                                                  ------   ------
Investing Activities
--------------------

  Property expenditures                            (48.4)   (41.5)
  Other activities                                 (21.7)   (86.0)
                                                  ------   ------
  Net cash used for investing activities           (70.1)  (127.5)
                                                  ------   ------
Financing Activities
--------------------

  Dividends paid on common stock                   (57.9)   (69.4)
  Dividends paid on preferred stock                 (0.4)    (0.4)
  Retirement of long-term debt                     (40.4)    (0.1)
  Issuance/retirement of short-term debt            16.8     (3.5)
                                                  ------   ------
  Net cash used for financing activities           (81.9)   (73.4)
                                                  ------   ------
Cash and temporary cash investments--
-----------------------------------

  Net change                                        15.4    (29.0)
  Balance at beginning of period                     2.1     39.1
                                                  ------   ------
  Balance at end of period                        $ 17.5   $ 10.1
                                                  ======   ======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                                   At            At
                                                June 30,     December 31,
                                                  1997          1996
                                                --------     ------------
                                                     --millions--
ASSETS
------

Property                                        $3,528.8      $3,493.2

Less--
  Accumulated depreciation and amortization     (1,302.6)     (1,249.4)
                                                --------      --------
     Net property                                2,226.2       2,243.8
                                                --------      --------
Current Assets
--------------

Cash and temporary cash investments                 17.5           2.1
Accounts receivable, less provision for
  uncollectible accounts                           156.3         193.4
Inventories, at average cost                        65.1          75.2
Deferred property and excise taxes                  81.0          87.3
Other                                               15.9          54.3
                                                --------      --------
  Total current assets                             335.8         412.3
                                                --------      --------
Other Assets
------------

Financial assets                                    75.8          56.0
Income taxes recoverable through future
  revenues                                         220.3         222.4
Regulatory assets                                  127.7         137.3
Other                                              183.3         171.4
                                                --------      --------
  Total other assets                               607.1         587.1
                                                --------      --------
Total Assets                                    $3,169.1      $3,243.2
                                                ========      ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company

                                                   At            At
                                                June 30,     December 31,
                                                  1997          1996
                                                --------     ------------
                                                     --millions--
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization
--------------

Common shareholder's equity--
  Common stock                                  $    0.4      $    0.4
  Other paid-in capital                            739.0         738.9
  Earnings reinvested in the business              488.0         478.2
                                                --------      --------
     Total common shareholder's equity           1,227.4       1,217.5

Preferred stock                                     22.9          22.9
Long-term debt                                     925.9         926.3
                                                --------      --------
     Total capitalization                        2,176.2       2,166.7
                                                --------      --------
Current Liabilities
-------------------

Accounts payable                                    72.1         109.6
Dividends payable                                   29.0            -
Short-term debt                                     28.2          11.3
Accrued taxes                                       93.6         136.6
Accrued interest                                    21.5          21.6
Current deferred income tax                         23.3            -
Current portion of long-term debt                    0.4          40.4
Other                                               26.3          49.1
                                                --------      --------
     Total current liabilities                     294.4         368.6
                                                --------      --------
Deferred Credits and Other
--------------------------

Deferred taxes                                     509.7         513.2
Unamortized investment tax credit                   73.7          75.2
Other                                              115.1         119.5
                                                --------      --------
     Total deferred credits and other              698.5         707.9
                                                --------      --------
Total Capitalization and Liabilities            $3,169.1      $3,243.2
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company


                                          Three Months Ended  Six Months Ended
                                                June 30           June 30
                                          ------------------  ----------------
                                             1997     1996     1997     1996
                                             ----     ----     ----     ----
Electric
--------

Sales (millions of kWh)--
  Residential                               1,002    1,032    2,410    2,530
  Commercial                                  829      881    1,652    1,713
  Industrial                                1,192    1,122    2,282    2,185
  Other                                       804      750    1,642    1,696
                                          -------  -------  -------  -------
     Total                                  3,827    3,785    7,986    8,124

Revenues (thousands of dollars)--
  Residential                              89,448   94,967  202,299  214,317
  Commercial                               57,933   63,052  114,387  119,865
  Industrial                               55,698   55,501  107,830  108,929
  Other                                    31,630   32,043   63,295   67,076
                                          -------  -------  -------  -------
     Total                                234,709  245,563  487,811  510,187

Other Electric Statistics--
  Average price per kWh--retail and
     wholesale customers (cents)             6.05     6.41     6.03     6.21
  Fuel cost per net kWh generated (cents)    1.26     1.24     1.26     1.26
  Electric customers at end of period      81,982  476,822  481,982  476,822
  Average kWh use per residential customer  2,331    2,420    5,608    5,938
  Peak demand-maximum one hour
     use (mw), (net)                        2,812    2,641    2,812    2,668

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company




                                          Three Months Ended  Six Months Ended
                                                June 30           June 30
                                          ------------------  ----------------
                                             1997     1996     1997     1996
                                             ----     ----     ----     ----
Gas
---

Sales (millions of MCF)--
  Residential                               3,883    4,284   17,029   18,997
  Commercial                                1,187    1,242    5,204    5,689
  Industrial                                  368      739    1,566    2,585
  Other                                       265      410    1,282    1,718
  Transportation gas delivered              4,660    3,623   10,830    9,274
                                          -------  -------  -------  -------
     Total                                 10,363   10,298   35,911   38,263

Revenues (thousands of dollars)--
  Residential                              22,514   22,793   91,467   89,703
  Commercial                                6,194    5,964   26,223   25,092
  Industrial                                1,786    2,951    7,366   10,210
  Other                                     4,464    4,108   13,443   13,326
                                          -------  -------  -------  -------
     Total                                 34,958   35,816  138,499  138,331

Other Gas Statistics--
  Average price MCF-retail customers
    (dollars)                                5.57     5.00     5.23     4.55
  Gas customers at end of period          299,047  295,351  299,047  295,351

Degree Days (based on calendar month)--
  Heating                                     830      723    3,618    3,920
  Cooling                                     183      282      183      282

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's earnings on common stock for the second quarter and year-to-date 1997 were $33.0 and $95.0, respectively, approximately equal to earnings in the same periods last year. Electric sales to industrial customers continue to grow, up 4% year-to-date versus the same period a year ago. The economy, combined with successful cost control efforts throughout the Company, helped to mitigate the impact of mild first and second quarter weather, and maintain our improved financial performance.

     The financial condition and results of operations for the second quarter and six months ended June 30, 1997 and 1996 are discussed below.

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

     As of June 30, 1997, the Company's cash and temporary cash investment balance was $17.5 million. In addition, $75.8 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of June 30, 1997, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. The Company also has $97 million available in short-term informal lines of credit. As of June 30, 1997, the Company had $26.9 million in commercial paper outstanding.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1997-2001.

Results of Operations
---------------------

     Utility service revenues decreased by $12.2 million and $23.9 million, respectively, for the second quarter and six months ended June 30, 1997. An increase in electric industrial sales was offset by reductions in other sales classes, primarily due to the effects of mild winter and early summer weather and lower fuel cost recovery rates.

     Interest and other income was $1.9 million lower than the second quarter 1996 and $1.7 million lower than year-to-date as a result of lower interest income on short-term investments.

     Fuel and purchased power decreased $3.6 million and $10.0 million, respectively, from the second quarter and year-to-date last year primarily as a result of lower retail electric sales and lower fuel costs in both periods. Decreased purchased power expenses also contributed to the year-to-date variation.

     Gas purchased for resale increased $0.4 million compared to second quarter 1996 and $2.8 million year-to-date versus last year. Higher natural gas costs were partially offset by lower sales due to milder weather.

     Operation and maintenance expense decreased from last year by $9.9 million for the quarter and $13.8 million year-to-date. Lower insurance and claims costs, and overall cost containment efforts contributed to the second quarter decrease. In addition, a downward adjustment to the actuarially determined pension and retiree health care expenses resulted in the year-to-date variation.

     General taxes increased $1.4 million and $2.8 million compared to the second quarter and year-to-date 1996, respectively, due to higher property taxes from additional property.

     Income taxes decreased $2.7 million and $9.1 million, respectively, from the second quarter and year-to-date 1996 primarily due to lower taxable income.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued final rules requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. On July 31, 1997, FERC issued an order requiring the Company and other utilities to refile their open-access transmission tariffs with FERC by August 15, 1997.

     On April 11, 1996, the PUCO issued an Entry on Rehearing ordering utilities to file interruptible electric service tariffs. On June 14, 1996, the Company filed for approval of a non-firm electric service rate schedule and replacement power rate riders. The Company's interruptible electric service tariffs were approved on May 1, 1997, and tariffs conforming to this Order were subsequently filed with the PUCO on May 15, 1997.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)





Date:  August 14, 1997         /s/ Paul R. Anderson
     ----------------------    ----------------------------------
                               Paul R. Anderson
                               Controller
                               (Principal Accounting Officer)



Date:  August 14, 1997         /s/ Thomas M. Jenkins
     ----------------------    ----------------------------------
                               Thomas M. Jenkins
                               Group Vice President and Treasurer
                               (Principal Financial Officer)