Form 10-Q
period 1997-09-30
DAYTON POWER & LIGHT CO
filed 1997-11-12
CIK 27430

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value               41,172,173 Shares
  ----------------------------       -----------------------------------
    (Title of each class)            (Outstanding at September 30, 1997)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                       Three Months Ended    Nine Months Ended
                                          September 30         September 30
                                       ------------------    -----------------
                                          1997    1996         1997    1996
                                          ----    ----         ----    ----
                                          --millions--         --millions--
Income
------
Utility service revenues--

  Electric                              $260.6  $257.2       $748.4  $767.5
  Gas and Other                           23.3    21.0        162.6   161.8
                                        ------  ------       ------  ------
     Total Utility Service Revenues      283.9   278.2        911.0   929.3

Interest and other income                  1.7     1.2          6.1     7.2
                                        ------  ------       ------  ------
     Total Income                        285.6   279.4        917.1   936.5
                                        ------  ------       ------  ------
Expenses
--------
Fuel and purchased power                  59.5    57.8        165.7   174.1
Gas purchased for resale                  10.8     9.7         97.6    93.7
Operation and maintenance                 52.3    56.2        163.4   181.2
Depreciation and amortization             31.5    29.6         94.0    90.0
Amortization of regulatory assets, net     4.6     4.2         12.6    11.6
General taxes                             33.5    32.3        100.4    96.3
Interest expense                          20.3    22.4         64.0    66.6
                                        ------  ------       ------  ------
     Total Expenses                      212.5   212.2        697.7   713.5
                                        ------  ------       ------  ------
Income Before Income Taxes                73.1    67.2        219.4   223.0

Income taxes                              28.8    25.5         79.6    85.4
                                        ------  ------       ------  ------
Net Income                                44.3    41.7        139.8   137.6

Preferred dividends
                                           0.2     0.2          0.7     0.7
                                        ------  ------       ------  ------
Earnings on Common Stock                $ 44.1  $ 41.5       $139.1  $136.9
                                        ======  ======       ======  ======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company

                                                   Nine Months Ended
                                                      September 30
                                                   -----------------
                                                     1997      1996
                                                     ----      ----
                                                     --millions--
Operating Activities
--------------------
  Cash received from utility customers            $940.7     $954.1
  Other operating cash receipts                      7.2        7.7
  Cash paid for:
     Fuel and purchased power                     (173.2)    (166.7)
     Purchased gas                                (128.7)    (133.5)
     Operation and maintenance labor               (60.2)     (60.4)
     Nonlabor operating expenditures              (116.5)    (142.8)
     Interest                                      (68.6)     (70.0)
     Income taxes                                  (43.1)     (62.9)
     Property, excise and payroll taxes           (108.8)    (103.8)
                                                  ------     ------
  Net cash provided by operating activities        248.8      221.7

Investing Activities
--------------------
  Property expenditures                            (76.3)     (80.2)
  Other activities                                 (33.1)    (103.9)
                                                  ------     ------
  Net cash used for investing activities          (109.4)    (184.1)

Financing Activities
--------------------
  Dividends paid on common stock                   (86.9)    (103.9)
  Dividends paid on preferred stock                 (0.7)      (0.7)
  Retirement of long-term debt                     (40.4)      (0.4)
  Issuance (retirement) of short-term debt          (4.0)      31.5
                                                  ------     ------
  Net cash used for financing activities          (132.0)     (73.5)


Cash and temporary cash investments--
-----------------------------------
  Net change                                         7.4      (35.9)
  Balance at beginning of period                     2.1       39.1
                                                  ------     ------
  Balance at end of period                        $  9.5     $  3.2
                                                  ======     ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                                    At             At
                                                September 30,  December 31,
                                                   1997           1996
                                                -------------  ------------
                                                        --millions--

ASSETS
------
Property                                         $3,553.4       $3,493.2
--------
Less--
  Accumulated depreciation and amortization      (1,330.0)      (1,249.4)
                                                 --------       --------
     Net property                                 2,223.4        2,243.8
                                                 --------       --------
Current Assets
--------------
Cash and temporary cash investments                   9.5            2.1
Accounts receivable, less provision for
   uncollectible accounts                           152.5          193.4
Inventories, at average cost                         80.3           75.2
Deferred property and excise taxes                   49.7           87.3
Other                                                21.7           54.3
                                                 --------       --------
  Total current assets                              313.7          412.3
                                                 --------       --------
Other Assets
------------
Financial assets                                     94.1           56.0
Income taxes recoverable through future revenues    214.4          222.4
Regulatory assets                                   121.7          137.3
Other                                               184.0          171.4
                                                 --------       --------
  Total other assets                                614.2          587.1
                                                 --------       --------
Total Assets                                     $3,151.3       $3,243.2
                                                 ========       ========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company

                                                    At             At
                                                September 30,  December 31,
                                                   1997           1996
                                                -------------  ------------
                                                        --millions--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholder's equity--
  Common stock                                   $    0.4      $    0.4
  Other paid-in capital                             739.0         738.9
  Earnings reinvested in the business               505.2         478.2
                                                 --------      --------
     Total common shareholder's equity            1,244.6       1,217.5

Preferred stock                                      22.9          22.9
Long-term debt                                      925.9         926.3
                                                 --------      --------
     Total capitalization                         2,193.4       2,166.7
                                                 --------      --------
Current Liabilities
-------------------
Accounts payable                                     66.3         109.6
Dividends payable                                    31.6            -
Short-term debt                                       7.3          11.3
Accrued taxes                                        96.5         136.6
Accrued interest                                     15.9          21.6
Current deferred income tax                          15.2            -
Current portion of long-term debt                     0.4          40.4
Other                                                28.6          49.1
                                                 --------      --------
     Total current liabilities                      261.8         368.6
                                                 --------      --------

Deferred Credits and Other
--------------------------
Deferred taxes                                      506.8         513.2
Unamortized investment tax credit                    73.0          75.2
Other                                               116.3         119.5
                                                 --------      --------
     Total deferred credits and other               696.1         707.9
                                                 --------      --------
Total Capitalization and Liabilities             $3,151.3      $3,243.2
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company


                                         Three Months Ended  Nine Months Ended
                                            September 30        September 30
                                         ------------------  -----------------
                                             1997     1996       1997     1996
                                             ----     ----       ----     ----
Electric
--------

Sales (millions of kWh)--
  Residential                               1,141    1,197      3,551    3,727
  Commercial                                  953      895      2,604    2,608
  Industrial                                1,244    1,198      3,526    3,383
  Other                                       968      814      2,611    2,510
                                          -------  -------    -------  -------
     Total                                  4,306    4,104     12,292   12,228

Revenues (thousands of dollars)--
  Residential                             102,024  107,348    304,323  321,665
  Commercial                               59,801   59,224    174,188  179,089
  Industrial                               59,633   57,800    167,462  166,729
  Other                                    39,134   32,884    102,430   99,960
                                          -------  -------    -------  -------
     Total                                260,592  257,256    748,403  767,443

Other Electric Statistics--
  Average price per kWh--retail and
     wholesale customers (cents)             5.97     6.19       6.01     6.20
  Fuel cost per net kWh generated (cents)    1.27     1.23       1.27     1.26
  Electric customers at end of period 481,200 477,675 481,200 477,675 Average kWh use per residential
     customer                               2,654    2,805      8,260    8,742
  Peak demand-maximum one hour
     use (mw), (net)                        2,848    2,887      2,848    2,887

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company


                                         Three Months Ended  Nine Months Ended
                                            September 30        September 30
                                         ------------------  -----------------
                                             1997     1996       1997     1996
                                             ----     ----       ----     ----
Gas
---

Sales (millions of MCF)--
  Residential                               2,006    1,841     19,035   20,838
  Commercial                                  835      631      6,039    6,320
  Industrial                                  164      158      1,729    2,743
  Other                                       104      244      1,387    1,962
  Transportation gas delivered              3,201    3,092     14,031   12,366
                                          -------  -------    -------  -------
     Total                                  6,310    5,966     42,221   44,229

Revenues (thousands of dollars)--
  Residential                              15,074   12,922    106,540  102,625
  Commercial                                4,601    3,544     30,824   28,636
  Industrial                                  725      868      8,092   11,078
  Other                                     2,940    3,317     16,384   16,643
                                          -------  -------    -------  -------
     Total                                 23,340   20,651    161,840  158,982

Other Gas Statistics--
  Average price MCF-retail customers
     (dollars)                               6.74     6.39       5.39     4.72
  Gas customers at end of period          297,458  295,110    297,458  295,110

Degree Days (based on calendar month)--
  Heating                                     111      107      3,729    4,027
  Cooling                                     486      552        669      834

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The Company's earnings on common stock were $44.1 million for the third quarter, up $2.6 million from 1996. For the nine months ended September 30, 1997, earnings on common stock were $139.1 million compared to $136.9 million earned in the same period last year. Ongoing cost control efforts throughout the Company resulted in a reduction in operating and maintenance expenses, which offset retail electric sales levels through September that were 1% below last year.

     The financial condition and results of operations for the third quarter and nine months ended September 30, 1997 and 1996 are discussed below.

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

     As of September 30, 1997, the Company's cash and temporary cash investment balance was $9.5 million. In addition, $94.1 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of September
30, 1997, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities
Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. The Company also has $97 million available in short-term informal lines of credit. As of September 30, 1997, the Company had $6.0 million in commercial paper outstanding.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1997-2001.

Results of Operations
---------------------
     Utility service revenues increased by $5.7 million from the third quarter last year and decreased $18.3 million for the nine months ended September 30, 1997. An increase in electric sales to other utilities was the primary cause of the increase for the quarter. Increases in electric industrial sales and sales to other utilities were offset by reductions in other sales classes, due to the effects of mild weather as well as lower fuel cost recovery rates, resulting in the year-to-date variation.

     Fuel and purchased power increased $1.7 million compared to the corresponding quarter a year ago, and decreased $8.4 million year-to-date compared to 1996. Increased purchased power expenses from higher sales to other utilities caused the increase for the quarter. Decreased retail electric sales and lower fuel costs were the primary causes of the year-to-date variation.

     Gas purchased for resale increased $1.1 million and $3.9 million, respectively, for the third quarter and nine months ended September 30, 1997. Higher natural gas costs were partially offset by lower sales due to milder weather.

     Operation and maintenance expense decreased from last year by $3.9 million for the quarter and $17.8 million year-to-date. Lower employee benefit costs from a downward adjustment to the actuarially determined pension and retiree health care expenses, decreased production maintenance, and overall cost containment efforts contributed to the third quarter and year-to-date decreases.

     Depreciation and amortization increased by $1.9 million for the quarter and $4.0 million year-to-date compared to last year due to increased depreciable plant base.

     General taxes increased $1.2 million and $4.1 million compared to the third quarter and year-to-date 1997, respectively, due to higher property taxes from additional property.

     Income taxes increased $3.3 million from the corresponding quarter last year due to higher book income. Income taxes decreased $5.8 million from the year-to-date last year due to lower taxable income.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued final rules requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. On July 31, 1997, FERC issued an order requiring the Company and other utilities to refile their open-access transmission tariffs with FERC. The Company filed their revised open-access transmission tariffs on August 15, 1997.

     On October 15, 1997, PUCO Commissioner David Johnson announced that he will resign effective November 30, 1997. Commissioner Johnson is serving a term that was scheduled to expire in April 1998.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)





Date:  November 12, 1997     /s/ Paul R. Anderson
       -----------------     ----------------------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)



Date:  November 12, 1997     /s/ Thomas M. Jenkins
       -----------------     ----------------------------------
                             Thomas M. Jenkins
                             Group Vice President and Treasurer
                             (Principal Financial Officer)