Form 10-K
period 1997-12-31
DAYTON POWER & LIGHT CO
filed 1998-03-30
CIK 27430

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997
                               OR
  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number  1-2385
                                         ------

               THE DAYTON POWER AND LIGHT COMPANY
     (Exact name of registrant as specified in its charter)

                OHIO                                31-0258470
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

Courthouse Plaza Souththwest, Dayton, Ohio             45402
 (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:  937-224-6000


Securities registered pursuant to Section 12(b) of the Act:  NONE

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

Number of shares of registrant's common stock outstanding as of February 27, 1998, all of which were held by DPL Inc., was 41,172,173.

PART I

Item 1 - Business*
--------------------------------------------------------------------------

                           THE COMPANY

     The Dayton Power and Light Company (the "Company") is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 485,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 301,000 customers in 16 counties. The Company serves an estimated population of 1.3 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. The Company's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1997, a 3% decline in electric residential sales resulted in slightly lower revenue, which offset a 3% increase in sales to business customers and higher sales to other public utilities. Gas utility revenues increased 2% in 1997. Sales increases of 3% from higher deliveries to business customers offset the effects of milder weather. During 1997, cooling degree days were 23% below the twenty year average and 15% below 1996. Heating degree days in 1997 were 3% above the thirty year average and 4% below 1996. Sales patterns will change in future years as weather and the economy fluctuate. The Company employed 2,592 persons as of December 31, 1997, of which 2,164 are full-time employees and 428 are part-time employees.

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

     The Company's principal executive and business office is located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937) 224-6000.

     Information relating to industry segments is contained in
Item 8 - Note 12 of Notes to Consolidated Financial Statements on
Page II-24 of this document, which Note is incorporated herein by reference.



   * Unless otherwise indicated, the information given in "Item 1 - BUSINESS" is current as of March 27, 1998. No representation is made that there have not been subsequent changes to such information.

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

     The Company provides transmission and other wholesale electric service to 12 municipal customers which distribute electricity within their corporate limits. In 1994, 11 of these municipal customers signed new 20-year service agreements which were approved by the Federal Energy Regulatory Commission ("FERC"), in June 1995. The twelfth municipal customer signed a 20-year agreement, approved by FERC in February 1995, that allows the Company to supply 97% of its power requirements. In addition to these municipal customers, the Company maintains an interconnection agreement with one municipality which has the capability to generate all or a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 1997.


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

     On February 27, 1997, after rehearing its earlier order on the subject, the PUCO issued guidelines for the implementation of conjunctive electric service. These guidelines require all electric utilities to file tariffs under which different service locations are aggregated for cost-of-service, rate design, rate negotiation and billing purposes.

     In January 1997, plans were announced to create a 12 member Joint Committee of the Ohio Senate and House of Representatives to explore and possibly draft retail wheeling legislation. The Committee has conducted hearings to gather information from energy companies, regulators, customers and industry experts.
The Committee co-chairs issued a draft report on January 6, 1998 recommending opening the electric generation market, in the future, to competition for all Ohio consumers. As part of this restructuring effort in 1998 and beyond, legislators are also studying related complex tax issues that must be resolved. Other legislative proposals at the federal level are pending concerning wholesale and retail wheeling which are designed to increase competition.

     On April 24, 1996, FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In its orders, FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. In August 1997, the Company refiled its open-access transmission tariff in compliance with FERC orders. In December 1997, the Company reached an agreement in principle with intervenors in a pending tariff case and filed a subsequent tariff case based on an updated test year.

     On September 30, 1996, FERC conditionally accepted the Company's market-based sales tariff which will allow the Company to sell wholesale generation supply at prices that reflect current market prices. At the same time, FERC approved the application and authorization of DPL Energy Inc., a wholly-owned subsidiary of DPL Inc., to sell and broker wholesale electric power and also charge market-based prices for such power.

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

        CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY

Construction Program
--------------------
     Construction additions were $109 million, $124 million, and $79 million in 1997, 1996 and 1995 respectively. The capital program for 1998 consists of construction costs of approximately $100 million, which includes an 82 MW combustion turbine unit.

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

Financing Program
-----------------
     At year-end 1997, cash and temporary cash investments were $12 million, and debt and equity financial assets were $111 million.
Cash and financial assets are held with a view towards investing in future opportunities in the industry.

     In December 1997, the Company redeemed a series of first mortgage bonds in the principal amount of $40 million with an interest rate of 8.0%. The bonds had been scheduled to mature in 2003. Another series of first mortgage bonds in the principal amount of $40 million matured in 1997. In December 1996, the Company redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998. Sinking fund payments for the five years ended 2002 are $2 million.

     In September 1995, a new series of Air Quality Development
Revenue Refunding Bonds was issued in principal amount of $110 million with an interest rate of 6.1%. Proceeds from the financing were used to redeem a similar principal amount of First
Mortgage Bonds with an interest rate of 9.5%.

     In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 2001 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. The Company has authority from the PUCO to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At year-end 1997, DPL Inc. had $36 million outstanding under this Credit Agreement. The Company also has $97 million available in short-term lines of credit. At year-end 1997, the Company had $10 million outstanding from these lines of credit and $70 million in commercial paper outstanding.

     Under the Company's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. The Company anticipates that it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

     The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired
First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under the Company's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

     The Company's present winter generating capability is 3,264,000 KW. Of this capability, 2,843,000 KW (approximately 87%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 88% (2,491,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

     The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by the Company.
The Company's all time net peak load was 2,961,000 KW, which occurred in August 1995. The present summer generating capability is 3,194,000 KW.

                      GENERATING FACILITIES
                                                                 MW Rating
                                                               ---------------
                                Operating                      Company
Station            Ownership*    Company     Location          Portion   Total
-------            ----------   ---------    --------          -------   -----
Coal Units
----------
Hutchings              W         Company     Miamisburg, OH       371      371
Killen                 C         Company     Wrightsville, OH     418      624
Stuart                 C         Company     Aberdeen, OH         823    2,350
Conesville-Unit 4      C         CSP         Conesville, OH       129      780
Beckjord-Unit 6        C         CG&E        New Richmond, OH     210      420
Miami Fort-Units 7&8   C         CG&E        North Bend, OH       360    1,000
East Bend-Unit 2       C         CG&E        Rabbit Hash, KY      186      600
Zimmer                 C         CG&E        Moscow, OH           365    1,300

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

     The Company derived over 99% of its electric output from coal-fired units in 1997. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

     The Company estimates that approximately 65-85% of its coal requirements for the period 1998-2002 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. The Company has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

     The prices to be paid by the Company under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

     The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was 1.31 cents which represents an increase from 1.29 cents in 1996 and a decrease from 1.36 cents in 1995. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

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

     In addition, the Company is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide the Company the opportunity to purchase competitively-priced natural gas supplies and pipeline services. The Company purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1997, firm agreements provided approximately 50% of total supply, with the remaining supplies purchased on a spot/short-term basis.

     In 1997, the Company purchased natural gas at an average price of $3.45 per MCF, compared to $3.45 per MCF in 1996 and $2.79 per MCF in 1995. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in the Company's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

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

     Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current rates. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $2.8 million per year over the projected life of the asset.

     A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 allowed accelerated recovery of demand-side management ("DSM") costs and, thereafter, production plant costs to the extent that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose.

Regulatory deferrals on the balance sheet were:

                                         Dec. 31     Dec. 31
                                           1997        1996
                                         -------     -------
                                            --millions--

        Phase-in                         $  30.6     $  46.7
        DSM                                 33.6        35.3
        Deferred interest - Zimmer          52.5        55.3
        Income taxes recoverable
         through future revenues           208.2       222.4
                                         -------     -------
        Total                            $ 324.9     $ 359.7
                                         =======     =======

     In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-...

 ...effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. Ultimate recovery of expenditures is contingent on review and approval of such programs as cost-effective and consistent with the most recent IRP proceeding. The rules also allow utilities to submit alternative proposals for the recovery of DSM programs and related costs.

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

     On June 1, 1997 and September 15, 1997, respectively, the Company filed its natural gas and electric LTFR with the PUCO. An IRP filed as part of the electric LTFR included plans for the construction of a series of 82 MW combustion turbine generating units. The first combustion turbine began operation on June 1, 1995, a second unit began operation on December 23, 1996 and a third unit is currently under construction.

     On January 25, 1996, Governor Voinovich reappointed Chairman
Craig A. Glazer to the PUCO for a five year term which commenced on April 11, 1996 and will extend until April 10, 2001.

     On February 7, 1997, Governor Voinovich appointed Judith A.
Jones, a Toledo City Councilwoman, to the PUCO replacing Richard
Fanelly. Her five year term commenced April 11, 1997 and will extend until April 10, 2002.

     On October 15, 1997 PUCO Commissioner David Johnson announced his resignation effective November 30, 1997. Commissioner Johnson was serving a term that would have expired in April 1998. On January 27, 1998, Governor Voinovich appointed Donald L. Mason, a senior management official with the Ohio Department of Natural Resources, to replace Commissioner Johnson. His five year term will expire on April 10, 2003.

                  ENVIRONMENTAL CONSIDERATIONS

     The operations of the Company, including the commonly owned facilities operated by the Company, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The Company expended $5 million for environmental control facilities during 1997. The possibility exists that current environmental regulations could be revised which could change the level of estimated construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY.

Air Quality
-----------
     The Clean Air Act Amendments of 1990 (the "Act") have limited sulfur dioxide and nitrogen oxide emissions nationwide. The Act restricts emissions in two phases. Phase I compliance requirements became effective on January 1, 1995 and Phase II requirements will become effective on January 1, 2000. Compliance by the Company has not caused any material changes in the Company's costs or operations.

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

Land Use
--------
     The Company and numerous other parties have been notified by the United States Environmental Protection Agency ("U.S. EPA") or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRPs") for clean-up at four superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio; the United Scrap Lead Site in Miami County, Ohio; the Powell Road Landfill in
Huber Heights, Montgomery County, Ohio; and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

     The Company received notification from the U.S. EPA in July 1987 for the Cardington Road site. The Company has not joined the PRP group formed at that site because of the absence of any known evidence that the Company contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. This final resolution will not have a material effect on the Company's financial position, earnings or cashflow.

     The Company received notification from the U.S. EPA in September 1987 for the United Scrap Lead Site. The Company has joined a PRP group for this site, which is actively conferring with the U.S. EPA. The initial Record of Decision issued by the U.S. EPA estimating clean-up costs at $27.1 million was later amended to reflect an estimate of clean-up costs at $32 million. The Company is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. Nearly
60 PRPs are actively working to settle the case. The Company participated in the sponsorship of a study to evaluate alternatives to the U.S. EPA's clean-up plan. The U.S. EPA recently approved a proposal for a less expensive clean-up method for the entire site. This new clean-up is anticipated to have a total cost of $5.2 million. The final resolution will not have a material effect on the Company's financial position, earnings or cashflow.

     The Company and numerous other parties received notification from the U.S. EPA on May 21, 1993 that it considers them PRPs for clean-up of hazardous substances at the Powell Road Landfill Site in Huber Heights, Ohio. The Company has joined the PRP group for the site. On October 1, 1993, the U.S. EPA issued its Record of Decision identifying a cost estimate of $20.5 million for the chosen remedy. The Company is one of over 200 PRPs to this site, and its estimated contribution is less than 1%. In late January 1998, the U.S. EPA approved a settlement that included the Company. Through the settlement, the Company resolved its potential liability with no resulting material impact.

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

                THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                       ELECTRIC OPERATIONS

                                               Years Ended December 31,
                                            ------------------------------
                                            1997         1996         1995
                                            ----         ----         ----
Electric Output (millions of kWh)
  General -
     Coal-fired units                     16,246       16,142       15,679
     Other units                              52           21           29
  Power purchases                          1,239        1,098        2,115
  Exchanged and transmitted power              -           (1)           1
  Company use and line losses               (928)        (946)      (1,010)
                                      ----------   ----------   ----------
     Total                                16,609       16,314       16,814
                                      ==========   ==========   ==========

Electric Sales (millions of kWh)
  Residential                              4,788        4,924        4,871
  Commercial                               3,408        3,407        3,425
  Industrial                               4,749        4,540        4,401
  Public authorities and railroads         1,330        1,392        1,378
  Private utilities and wholesale          2,334        2,051        2,739
                                      ----------   ----------   ----------
     Total                                16,609       16,314       16,814
                                      ==========   ==========   ==========

Electric Customers at End of Period
  Residential                            433,563      428,973      425,347
  Commercial                              43,923       43,381       42,582
  Industrial                               1,881        1,858        2,017
  Public authorities and railroads         5,736        5,651        5,573
  Other                                       42           29           17
                                      ----------   ----------   ----------
     Total                               485,145      479,892      475,536
                                      ==========   ==========   ==========

Operating Revenues (thousands)
  Residential                         $  409,857   $  422,876   $  422,153
  Commercial                             234,206      236,598      237,799
  Industrial                             225,775      222,941      224,135
  Public authorities and railroads        74,018       78,140       78,225
  Private utilities and wholesale         53,598       43,730       57,799
  Other                                   12,523       12,115        9,807
                                      ----------   ----------   ----------
     Total                            $1,009,977   $1,016,400   $1,029,918
                                      ==========   ==========   ==========

Residential Statistics
 (per customer-average)
  Sales - kWh                             11,120       11,537       11,518
  Revenue                             $   951.90   $   990.89   $   998.27
  Rate per kWh (Month of December)
   (cents)                                  8.10         7.91         8.01

                THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                         GAS OPERATIONS

                                               Years Ended December 31,
                                            ------------------------------
                                            1997         1996         1995
                                            ----         ----         ----

Gas Output (thousands of MCF)
  Direct market purchases                 43,808       46,696       44,376
  Liquefied petroleum gas                     66           90           18
  Company use and unaccounted for         (1,016)        (676)      (1,594)
  Transportation gas received             19,182       17,587       16,870
                                        --------     --------     --------
     Total                                62,040       63,697       59,670
                                        ========     ========     ========

Gas Sales (thousands of MCF)
  Residential                             29,277       31,087       29,397
  Commercial                               9,567        9,424        8,307
  Industrial                               2,520        3,404        2,584
  Public authorities                       2,153        2,829        3,006
  Transportation gas delivered            18,523       16,953       16,376
                                        --------     --------     --------
     Total                                62,040       63,697       59,670
                                        ========     ========     ========

Gas Customers at End of Period
  Residential                            276,189      272,616      269,694
  Commercial                              22,298       22,085       21,451
  Industrial                               1,396        1,331        1,574
  Public authorities                       1,475        1,463        1,423
                                        --------     --------     --------
     Total                               301,358      297,495      294,142
                                        ========     ========     ========

Operating Revenues (thousands)
  Residential                           $160,279     $156,709     $149,006
  Commercial                              48,302       44,092       39,047
  Industrial                              11,867       14,110       11,447
  Public authorities                      10,311       12,013       12,589
  Other                                   12,948       11,660        9,950
                                        --------     --------     --------
     Total                              $243,707     $238,584     $222,039
                                        ========     ========     ========

Residential Statistics
 (per customer-average)
  Sales - MCF                              107.0        114.8        109.8
  Revenue                               $ 585.63     $ 578.68     $ 556.72
  Rate per MCF (month of December)      $   5.20     $   5.13     $   4.44

                              I-14
Item 2 - Properties
------------------------------------------------------------------------------

Electric
--------
     Information relating to the Company's electric properties is contained in Item 1 - BUSINESS, THE COMPANY (page I-1), CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY (pages I-4 and I-5), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 and I-7) and
Item 8 - Notes 2 and 5 of Notes to Consolidated Financial Statements on pages II-15 and II-19, respectively, which pages are incorporated herein by reference.

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


Item 3 - Legal Proceedings
------------------------------------------------------------------------------

     Information relating to legal proceedings involving the Company is contained in Item 1 - BUSINESS, THE COMPANY (page I-
1), COMPETITION (Pages I-2 through I-4), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 and I-7), GAS OPERATIONS AND GAS SUPPLY (pages I-7 and I-8), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-8 through I-10), ENVIRONMENTAL CONSIDERATIONS (pages I-11 and I-12) and Item 8 - Note 2 of Notes to Consolidated Financial Statements on page II-15, which pages are incorporated herein by reference.


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

     The information required by this item of Form 10-K is set forth in Item 8 - Selected Quarterly Information on page II-
25 and the Financial and Statistical Summary on page II-26, which pages are incorporated herein by reference.

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


Item 6 - Selected Financial Data
------------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth in Item 8 - Financial and Statistical Summary on page
II-26, which page is incorporated herein by reference.

Item 7 - Management's Discussion And Analysis Of Financial Condition
                      And Results Of Operations
------------------------------------------------------------------------------


                 The Dayton Power and Light Company

Performance Highlights                    1997      1996      1995
------------------------------------------------------------------

CAPITAL INVESTMENT PERFORMANCE:

Capital Structure (millions)
     Common shareholder's equity     $ 1,280.8   1,217.5   1,190.5
     Preferred stock                 $    22.9      22.9      22.9
     Long-term debt                  $   886.0     926.3     991.5
                                       -------   -------   -------
       Total                         $ 2,189.7   2,166.7   2,204.9

OPERATING PERFORMANCE:

Electric--
  Sales (millions of kWh)
     Residential                         4,788     4,924     4,871
     Commercial                          3,408     3,407     3,425
     Industrial                          4,749     4,540     4,401
     Other                               3,664     3,443     4,117
                                       -------   -------   -------
       Total                            16,609    16,314    16,814

  Revenues (millions)
     Residential                     $   409.9     422.9     422.2
     Commercial                      $   234.2     236.6     237.8
     Industrial                      $   225.8     222.9     224.1
     Other                           $   140.1     134.0     145.8
                                       -------   -------   -------
       Total                         $ 1,010.0   1,016.4   1,029.9

Average price per kWh-retail
 and wholesale customers
 (calendar year) (cents)                  6.01      6.16      6.07

Gas--
  Sales (thousands of MCF)
     Residential                        29,277    31,087    29,397
     Commercial                          9,567     9,424     8,307
     Industrial                          2,520     3,404     2,584
     Other                              20,676    19,782    19,382
                                       -------   -------   -------
       Total                            62,040    63,697    59,670

Revenues (millions)
     Residential                     $   160.3     156.7     149.0
     Commercial                      $    48.3      44.1      39.0
     Industrial                      $    11.9      14.1      11.4
     Other                           $    23.2      23.7      22.6
                                       -------   -------   -------
       Total                         $   243.7     238.6     222.0

Average price per MCF - total
 (calendar year)                     $    3.93      3.75      3.72

                      Results of Operations
                      ---------------------
     The 1997 earnings on common stock are $171 million compared to $164 million in 1996 and $159 million in 1995.

     In 1997, a 3% decline in electric residential sales resulted in slightly lower revenue, which offset a 3% increase in sales to business customers and higher sales to other public utilities. Fuel and purchased power expense decreased 3% primarily related to lower fuel costs. In 1996, electric revenues decreased 1% as a result of lower sales to public utilities.

     Gas utility revenues increased 2% in 1997. Sales increases of 3% from higher deliveries to business customers offset the effects of milder weather. Gas purchased for resale increased 4% primarily from higher natural gas costs. Gas utility revenues increased 7% resulting in a 9% increase in gas utility purchases in 1996.

     Operation and maintenance expense decreased 5% in 1997 from 1996 due to cost containment efforts and lower actuarially-determined benefit expense. Operation and maintenance expense decreased 1% in 1996 from 1995 as a result of reduced electric production and system maintenance, bond redemption costs and lower compensation and benefit expense. These decreases were partially offset by higher insurance and claims costs.

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

     Depreciation and amortization expense increased $4 million as a result of increased depreciable assets in 1997 and $7 million in 1996 primarily due to increased depreciable assets and rates.

     General taxes increased 3% in 1997 and 4% in 1996 as a result of higher property taxes from additional property.

     Interest expense declined $3 million in 1997 primarily due to the redemption of $25 million of first mortgage bonds late in 1996 and two series of first mortgage bonds totaling $80 million in 1997. Interest expense declined $5 million in 1996 primarily from the September 1995 refinancing of $110 million of bonds at a lower interest rate.

Credit Ratings
--------------
     The Company's senior debt credit ratings are as follows:

               Duff & Phelps                 AA
               Moody's Investors Service     Aa3
               Standard & Poor's             AA-

     Each rating has been affirmed by its respective rating agency in 1997. Moody's Investors Service upgraded the Company's senior debt credit rating three times from 1992-1995. Duff & Phelps and Standard & Poor's both upgraded the Company's senior debt credit ratings in 1994. The credit ratings are the highest the Company has achieved since 1974, and they are all considered investment grade.

Construction Program and Financing
----------------------------------
     Construction additions were $109 million, $124 million, and $79 million in 1997, 1996 and 1995, respectively. The capital program for 1998 consists of construction costs of approximately $100 million, which includes an 82 MW combustion turbine generating unit.

     During 1997, total cash provided by operating activities was $300 million. At year-end 1997, cash and temporary cash investments were $12 million, and debt and equity financial assets were $111 million. Cash and financial assets are held with a view towards investing in future opportunities in the industry.

      In December 1997, the Company redeemed a series of first mortgage bonds in the principal amount of $40 million with an interest rate of 8.0%. The bonds had been scheduled to mature in 2003. Another series of first mortgage bonds in the principal amount of $40 million matured in 1997. In December 1996, the Company redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998. Sinking fund payments for the five years ending 2002 are $2 million.

      In September 1995, a new series of Air Quality
Development Revenue Refunding Bonds was issued in the principal amount of $110 million with an interest rate of 6.1%. Proceeds from the financing were used to redeem a similar principal amount of first mortgage bonds with an interest rate of 9.5%.

      Issuance of additional amounts of first mortgage bonds by the Company is limited by provisions of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans. DPL Inc. anticipates that it has sufficient capacity to issue the Company first mortgage bonds to satisfy its requirements in connection with its capital program.

      In addition, DPL Inc. has a revolving credit agreement, renewable through 2001, which allows total borrowings by DPL Inc.
and its subsidiaries of $200 million.  At year-end 1997, DPL Inc.
had $36 million outstanding under this credit agreement.

      The Company also has $97 million available in short-term lines of credit. At year-end 1997, the Company had $10 million outstanding from these lines of credit and $70 million in commercial paper outstanding.


Issues and Financial Risks
--------------------------
      This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond the Company's control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules and adverse economic conditions.

      Like many companies, DP&L is currently evaluating its computer systems to determine the extent to which modifications are required to prevent problems in the year 2000. Based on this on-going effort, the Company at this time does not anticipate that the year 2000 matter will materially impact its financial position.

      The EPA has notified numerous parties, including the Company, that they are considered "Potentially Responsible Parties" for clean-up of four hazardous waste sites in Ohio. The EPA approved a $20,000 settlement at one site in late January, 1998. The EPA has estimated total costs of $13 million for its preferred clean up plans at two other sites, and has not established an estimated cost for the fourth site. The final resolution of these investigations will not have a material effect on the Company's financial position, earnings or cash flow.

      As a public utility, the Company is subject to processes which determine the rates it charges for energy services. Regulators determine which costs are eligible for recovery in the rate setting process and when the recovery will occur. They also establish the rate of return on utility investments which are valued under Ohio law based on historical costs.

      The utility industry is subject to inflationary pressures similar to those experienced by other capital-intensive industries. Because rates for regulated services under existing rules are based on historical costs, cash flows may not cover the total future costs of providing services.

      Restructuring of the electric utility industry continued to evolve in 1997. Legislative proposals have been introduced in Congress and in Ohio concerning electric wholesale and retail wheeling which are designed to increase competition. These factors increase the risk that the Company's production plant and/or regulatory assets may not be fully recovered in rates.

      Ohio continues to take a studied approach to utility industry restructuring. In 1997, the Ohio legislative leadership established a special Joint Committee to study the restructuring issues. The Committee conducted hearings to gather information from energy companies, regulators, customers and industry experts. The Committee co-chairs issued a draft report in early January 1998 recommending opening the electric generation market, in the future, to competition for all Ohio consumers. As a part of this restructuring effort in 1998 and beyond, legislators are also studying related complex tax issues that must be resolved.

      In 1996 and 1997, FERC issued orders creating a more competitive wholesale electric power market. These orders required all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties non-discriminatory transmission service comparable to what the utility provides itself. In its orders, FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. In December, the Company reached an agreement in principle with intervenors in a pending tariff case and filed a subsequent case based on an updated test year.

      The PUCO is holding roundtable discussions on competition in the electric industry focused on short-term initiatives under the current regulatory framework. Pursuant to a PUCO order implementing one such initiative, all Ohio electric utilities, including the Company, filed tariffs in 1996 for interruptible electric service that accommodates replacement electricity during periods when the utility faces resource constraints. The Company's tariff was approved in 1997.

      As another roundtable initiative, in 1996, the PUCO issued guidelines for conjunctive electric service which required all utilities to file tariffs under which different service locations are aggregated for cost-of-service, rate design, rate eligibility and billing purposes. Although the Company has appealed these guidelines to the Ohio Supreme Court, the Company filed its tariff in 1997.

      Ohio legislation in 1996 and PUCO rules in 1997 addressed regulatory reform for the local gas distribution companies. The legislation provides that natural gas commodity services may be exempted from PUCO regulation and that the PUCO may allow alternative ratemaking methodologies in connection with other regulated services.



                  Income Statement Highlights

$ in Millions                             1997     1996     1995
----------------------------------------------------------------
Electric utility:
  Revenues                              $1,010   $1,016   $1,030
  Fuel and purchased power                 227      234      256
                                        ------   ------   ------
     Net revenues                          783      782      774

Gas utility:
  Revenues                                 244      239      222
  Gas purchased for resale                 151      145      133
                                        ------   ------   ------
     Net revenues                           93       94       89

Interest and other income                   14        9       12
Operation and maintenance expense          256      270      271
Amortization of regulatory assets, net      17       15       15
Income taxes                               100       98       98
Earnings on common stock                   171      164      159

Item 8 - Financial Statements And Supplementary Data
------------------------------------------------------------------------------

Index to Consolidated Financial Statements                       Page No.
------------------------------------------                       --------

Consolidated Statement of Results of Operations
for the three years in the period ended December 31, 1997          II-9

Consolidated Statement of Cash Flows for the three
years in the period ended December 31, 1997                        II-10

Consolidated Balance Sheet as of December 31, 1997 and 1996    II-11 - II-12

Notes to Consolidated Financial Statements                     II-13 - II-24

Reports of Independent Accountants                             II-27 - II-28



Index to Supplemental Information                                Page No.
---------------------------------                                --------

Selected Quarterly Information                                     II-25

Financial and Statistical Summary                                  II-26

               The Dayton Power and Light Company

         CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
------------------------------------------------------------------------
                                        For the years ended December 31,
$ in millions                                1997       1996       1995
------------------------------------------------------------------------
INCOME
Utility service revenues--
  Electric                               $1,010.0   $1,016.4   $1,029.9
  Gas and other                             244.4      242.0      227.6
                                         --------   --------   --------

     Total utility service revenues       1,254.4    1,258.4    1,257.5

Other income                                 13.9        9.3       11.8
                                         --------   --------   --------

     Total income                         1,268.3    1,267.7    1,269.3
                                         --------   --------   --------

EXPENSES
Fuel and purchased power                    227.9      234.9      257.5
Gas purchased for resale                    150.7      144.8      133.2
Operation and maintenance (Note 1)          255.9      269.5      271.3
Depreciation and amortization (Note 1) 125.9 122.3 115.4 Amortization of regulatory assets,
 net (Note 2)                                16.8       15.3       15.4
General taxes                               133.5      129.3      124.9
Interest expense                             86.0       89.1       94.4
                                         --------   --------   --------

     Total expenses                         996.7    1,005.2    1,012.1
                                         --------   --------   --------
INCOME BEFORE INCOME TAXES                  271.6      262.5      257.2

Income taxes (Notes 1 and 3)                 99.6       97.7       97.8
                                         --------   --------   --------

NET INCOME                                  172.0      164.8      159.4

Preferred dividends (Note 9)                  0.9        0.9        0.9
                                         --------   --------   --------

EARNINGS ON COMMON STOCK                 $  171.1   $  163.9   $  158.5
                                         ========   ========   ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

              CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------
                                           For the years ended December 31,
$ in millions                                   1997       1996       1995
---------------------------------------------------------------------------
OPERATING ACTIVITIES
  Cash received from utility customers      $1,230.3   $1,231.2   $1,205.9
  Other operating cash receipts                 12.0       10.7       11.0
  Cash paid for:
     Fuel and purchased power                 (235.9)    (207.6)    (249.8)
     Purchased gas                            (167.2)    (163.3)    (131.7)
     Operation and maintenance labor           (81.4)     (85.9)     (87.5)
     Nonlabor operating expenditures          (153.5)    (194.2)    (164.4)
     Interest                                  (85.2)     (87.8)     (92.1)
     Income taxes                              (89.0)     (89.1)    (106.4)
     Property, excise and payroll taxes       (130.5)    (125.7)    (123.9)
                                            --------   --------   --------
  Net cash provided by operating
   activities (Note 11)                        299.6      288.3      261.1

INVESTING ACTIVITIES
  Property expenditures                       (110.9)    (116.9)     (78.9)
  Other activities                             (48.4)     (50.3)         -
                                            --------   --------   --------

  Net cash used for investing activities      (159.3)    (167.2)     (78.9)
                                            --------   --------   --------

FINANCING ACTIVITIES
  Dividends paid on common stock              (118.5)    (138.3)    (132.6)
  Dividends paid on preferred stock             (0.9)      (0.9)      (0.9)
  Retirement of long-term debt                 (81.0)     (25.4)    (126.7)
  Issuance of short-term debt                   69.8        6.5          -
  Issuance of long-term debt                       -          -      108.8
                                            --------   --------   --------

  Net cash used for financing activities      (130.6)    (158.1)    (151.4)
                                            --------   --------   --------

Cash and temporary cash investments--
     Net change                                  9.7      (37.0)      30.8
     Balance at beginning of period              2.1       39.1        8.3
                                            --------   --------   --------

     Balance at end of period               $   11.8   $    2.1   $   39.1
                                            ========   ========   ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

                   CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------
                                                    At December 31,
$ in millions                                      1997        1996
-------------------------------------------------------------------
ASSETS
Property                                       $3,587.8    $3,493.2

Less--
  Accumulated depreciation and amortization    (1,355.8)   (1,249.4)
                                               --------    --------

     Net property                               2,232.0     2,243.8
                                               --------    --------

Current Assets
Cash and temporary cash investments                11.8         2.1
Accounts receivable, less provision for
 uncollectible accounts of $4.7 and $5.1
 respectively                                     205.8       193.4
Inventories, at average cost                       87.1        75.2
Taxes applicable to subsequent years               91.9        87.3
Other current assets                               61.4        54.3
                                               --------    --------

  Total current assets                            458.0       412.3
                                               --------    --------

Other Assets
Financial assets                                  111.1        56.0
Income taxes recoverable through future
 revenues (Notes 1 and 2)                         208.2       222.4
Regulatory assets (Note 2)                        116.7       137.3
Other                                             200.8       171.4
                                               --------    --------

  Total other assets                              636.8       587.1
                                               --------    --------

TOTAL ASSETS                                   $3,326.8    $3,243.2
                                               ========    ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

                   CONSOLIDATED BALANCE SHEET
                           (continued)

-------------------------------------------------------------------
                                                    At December 31,
$ in millions                                      1997        1996
-------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
Common shareholder's equity-(Note 8)
  Common stock                                 $    0.4    $    0.4
  Other paid-in capital                           739.1       738.9
  Earnings reinvested in the business             541.3       478.2
                                               --------    --------

     Total common shareholder's equity          1,280.8     1,217.5
                                               --------    --------

Preferred stock (Note 9)                           22.9        22.9
Long-term debt (Note 7)                           886.0       926.3
                                               --------    --------

     Total capitalization                       2,189.7     2,166.7
                                               --------    --------

Current Liabilities
Accounts payable                                  124.2       109.6
Accrued taxes                                     157.8       136.6
Accrued interest                                   20.7        21.6
Current portion of long-term debt                   0.4        40.4
Short-term debt (Note 6)                           81.0        11.3
Other                                              41.9        49.1
                                               --------    --------

     Total current liabilities                    426.0       368.6
                                               --------    --------

Deferred Credits And Other
Deferred taxes (Note 3)                           500.5       513.2
Unamortized investment tax credit                  72.2        75.2
Other                                             138.4       119.5
                                               --------    --------

     Total deferred credits and other             711.1       707.9
                                               --------    --------

TOTAL CAPITALIZATION AND LIABILITIES           $3,326.8    $3,243.2
                                               ========    ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary Of Significant Accounting Policies

Principles of Consolidation and Nature of Operations
----------------------------------------------------
The Company is a wholly-owned subsidiary of DPL Inc. The accounts of the Company and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. The consolidated financial statements principally reflect the results of operations and financial condition of the Company.
DPL Inc. and its other wholly-owned subsidiaries provide certain administrative services to the Company including leases, equipment, insurance and other services. These costs (in millions) were $53.5 in 1997, $52.6 in 1996 and $26.7 in 1995.
The Company is a public utility primarily engaged in the business of selling electric energy and natural gas to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. The majority of the Company's earnings come from electricity and natural gas sales. Earnings from other operations currently do not have a material financial impact on the consolidated results.

Revenues and Fuel
-----------------
Revenues include amounts charged to customers through fuel and gas recovery clauses, which are adjusted periodically for changes in such costs. Related costs that are recoverable or refundable in future periods are deferred along with the related income tax effects. Also included in revenues are amounts charged to customers through a surcharge for recovery of arrearages from certain eligible low-income households.

The Company records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of (in millions) $78.3 in 1997 and $58.3 in 1996.

Operation and Maintenance
-------------------------
Operation and maintenance expenses include $0.6 million in 1997 and $4.7 million in 1995 of redemption premiums and other costs relating to the refinancing of bond issues.

Property, Maintenance and Depreciation
--------------------------------------
Property is shown at its original cost. Cost includes direct labor and material and allocable overhead costs.

When a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation. Maintenance costs and replacements of minor items of property are charged to expense.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an average rate of 3.5% in 1997 and 1996 and 3.4% in 1995.


Income Taxes
------------
Deferred income taxes are provided for all temporary differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues. Investment tax credits, previously deferred, are being amortized over the lives of the related properties.

Consolidated Statement of Cash Flows
------------------------------------
The temporary cash investments presented on this Statement consist of liquid investments with an original maturity of three months or less.

Reclassifications
-----------------
Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to future events.

2.   Regulatory Matters

The Company applies the provisions of Financial Accounting Standard (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting standard provides for the deferral of costs authorized for the future recovery by regulators. These costs would be charged to expense without regulatory authorization. Regulatory assets on the Consolidated Balance Sheet include:

                                         At December 31,
                                        1997         1996
                                        ----         ----
                                          --millions--

Phase-in (a)                         $  30.6      $  46.7
DSM (b)                                 33.6         35.3
Deferred interest (c)                   52.5         55.3
Income taxes recoverable through
 future revenues                       208.2        222.4
                                     -------      -------
Total                                $ 324.9      $ 359.7
                                     =======      =======

(a) Amounts deferred during a 1992-1994 electric rate increase phase-in (including carrying charges) are being recovered in current rates.

(b) DSM costs (including carrying charges) from the Company's cost-effective programs are deferred and are being recovered at approximately $9 million per year.

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

(c) Interest charges related to the William H. Zimmer Generating
    Station which were previously deferred pursuant to PUCO approval are being amortized at $2.8 million per year over the projected life of the asset.

3.   Income Taxes

                                          For the years ended December 31,
$ in millions                                   1997     1996     1995
--------------------------------------------------------------------------
COMPUTATION OF TAX EXPENSE

Federal income tax (a)                        $ 95.0   $ 91.9   $ 90.0

Increases (decreases) in tax from -
  Regulatory assets                              3.6      3.3      3.3
  Depreciation                                  11.4     10.7     10.8
  Investment tax credit amortized               (3.0)    (3.0)    (3.0)
  Other, net                                    (7.4)    (5.2)    (3.3)
                                              ------   ------   ------

     Total tax expense                        $ 99.6   $ 97.7   $ 97.8
                                              ======   ======   ======

COMPONENTS OF TAX EXPENSE

Taxes currently payable                       $102.4   $102.1   $ 93.1
Deferred taxes--
  Regulatory assets                             (4.0)    (3.5)    (1.7)
  Liberalized depreciation and amortization      5.3      7.2     13.9
  Fuel and gas costs                             5.5      2.5     (3.1)
  Other                                         (6.6)   ( 6.4)    (2.6)
Deferred investment tax credit, net             (3.0)   ( 4.2)    (1.8)
                                              ------   ------   ------

     Total tax expense                        $ 99.6   $ 97.7   $ 97.8
                                              ======   ======   ======

(a) The statutory rate of 35% applied to pre-tax income.


COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                   At December 31,
$ in millions                      1997      1996
-------------------------------------------------
NON-CURRENT LIABILITIES

Depreciation/property basis     $(443.0)  $(447.9)
Income taxes recoverable          (72.4)    (77.4)
Regulatory assets                 (38.6)    (45.8)
Investment tax credit              25.3      26.3
Other                              28.2      31.6
                                -------   -------

  Net non-current liability     $(500.5)  $(513.2)
                                =======   =======

Net Current Asset (Liability)   $  (2.7)  $   1.7
                                =======   =======

4. Pensions And Postretirement Benefits

Pensions
--------
Substantially all Company employees participate in pension plans paid for by the Company. Employee benefits are based on their years of service, age at retirement and, for salaried employees, their compensation. The plans are funded in amounts actuarially determined to provide for these benefits.

An interest rate of 6.25% was used in developing the amounts in the following tables. Actual returns on plan assets for 1997, 1996 and 1995 were 11.2%, 12.7% and 25.6%, respectively.
Increases in compensation levels approximating 5% were used for all years.

The following table presents the components of pension cost
(portions of which were capitalized):

$ in millions                              1997    1996    1995
---------------------------------------------------------------
Service cost - benefits earned            $ 6.3   $ 6.2   $ 6.2
Interest cost                              15.2    15.0    14.4
Expected return on plan assets
 of 7.5% in each year                     (19.6)  (18.1)  (17.8)
Net amortization                           (3.0)   (1.1)   (0.9)
                                          -----   -----   -----

Net pension cost                          $(1.1)  $ 2.0   $ 1.9
                                          =====   =====   =====


The following table sets forth the plans' funded status and amounts recorded in Other assets on the Consolidated Balance
Sheet at December 31:

$ in millions                                1997    1996
---------------------------------------------------------
Plan assets at fair value (a)              $330.2  $321.4
Actuarial present value of projected
 benefit obligation                         259.1   255.1
                                           ------  ------
Plan assets in excess of projected
 benefit obligation                          71.1    66.3

Unamortized transition obligation           (11.3)  (15.5)
Prior service cost                           13.9    16.0
Changes in plan assumptions and
 actuarial gains and losses                 (28.3)  (22.5)
                                           ------  ------

Net pension assets                         $ 45.4  $ 44.3
                                           ======  ======

Vested benefit obligation                  $203.8  $198.6
Accumulated benefit obligation without
 projected wage increases                 $ 236.4  $237.4


(a) Invested in fixed income investments, equities and guaranteed investment contracts. In 1996, equities included $26.5 million of DPL Inc. common stock.

Postretirement Benefits
-----------------------
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits. The unamortized transition obligation associated with these benefits is being amortized over the approximate average remaining life expectancy of the retired employees. Active employees are eligible for life insurance benefits, and this unamortized transition obligation is being amortized over the average remaining service period.

The Company has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust. Actual returns on plan assets were 6.0% and 6.7% in 1997 and 1996, respectively.

The following table presents the components of postretirement benefit cost:

$ in millions                              1997    1996    1995
---------------------------------------------------------------
Expected return on plan assets of 5.7%    $(0.8)  $(0.6)  $   -
Interest cost                               2.2     2.5     3.6
Net amortization                           (1.1)    2.9     2.9
                                          -----   -----   -----

Postretirement benefit cost               $ 0.3   $ 4.8   $ 6.5
                                          =====   =====   =====


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 9% for 1997 and decreases to 5% by 2005. A one percentage point increase in each future year's assumed health care trend rate would increase postretirement benefit cost by $0.1 million annually and would increase the accumulated postretirement benefit obligation by $2.3 million. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25%.

The following table sets forth the accumulated postretirement benefit amounts recorded in Other Deferred Credits on the Consolidated Balance Sheet at December 31:

$ in millions                                1997      1996
-----------------------------------------------------------
Accumulated postretirement
 benefit obligation:

  -retirees and dependents                  $35.4     $40.7
  -active employees                           1.1       1.1
                                            -----     -----
     Total                                   36.5      41.8

Plan assets at fair value (a)                12.1      11.9
                                            -----     -----

Projected benefit obligation in excess
 of plan assets                              24.4      29.9
Unamortized transition obligation           (15.9)    (18.9)
Actuarial gains and losses                   25.5      24.6
                                            -----     -----

Accrued postretirement benefit liability    $34.0     $35.6
                                            =====     =====

(a) Invested in fixed income government obligations and money market securities.

5.   Commonly Owned Facilities

The Company owns certain electric generating and transmission facilities as tenants in common with other Ohio utilities. Each utility is obligated to pay its ownership share of construction and operation costs of each facility. As of December 31, 1997, the Company had $1.6 million of commonly owned facilities under construction. The Company's share of expenses is included in the Consolidated Statement of Results of Operations.

The following table presents the Company's share of the commonly owned facilities at December 31, 1997:

                                                         Company
                                  Company Share         Investment
                              ---------------------   ---------------
                                         Production   Gross Plant in
                              Ownership   Capacity       Service
                                 (%)        (MW)      ($ in millions)
---------------------------------------------------------------------

Production Units:
  Beckjord Unit 6                50.0        210            55
  Conesville Unit 4              16.5        129            30
  East Bend Station              31.0        186           150
  Killen Station                 67.0        418           406
  Miami Fort Units 7 & 8         36.0        360           119
  Stuart Station                 35.0        823           245
  Zimmer Station                 28.1        365           989
Transmission
 (at varying percentages)                                   67



6.   Notes Payable And Compensating Balances

DPL Inc., the Company's parent, has $200 million available through a revolving credit agreement. This agreement with a consortium of banks is renewable through 2001. Commitment fees are approximately $170,000 per year, depending upon the aggregate unused balance of the loan. At December 31, 1997, DPL Inc. had $36.0 million in borrowings outstanding under this credit agreement.

The Company also has $96.6 million available in short-term informal lines of credit. To support these lines of credit, the Company is required to maintain average daily compensating balances of approximately $400,000 and also pay $87,550 per year in fees. At December 31, 1997, the Company had $10.0 million in borrowings from these lines of credit.

The Company had $69.7 million and $10.0 million in commercial paper outstanding at a weighted average interest rate of 6.0% and 6.75% at December 31, 1997 and 1996, respectively.

7.   Long-Term Debt

                                                 At December 31,
$ in millions                                    1997       1996
----------------------------------------------------------------
First mortgage bonds maturing:
  2003         8.00%                           $    -     $ 40.0
  2022-2026    8.14% (a)                        671.0      671.0
  Pollution control series maturing
    through 2027 - 6.43% (a)                    107.2      107.6
                                               ------     ------
                                                778.2      818.6

Guarantee of Air Quality Development
  Obligations 6.10% Series Due 2030             110.0      110.0
Unamortized debt discount and premium (net)      (2.2)      (2.3)
                                               ------     ------

    Total                                      $886.0     $926.3
                                               ======     ======

(a) Weighted average interest rates for 1997 and 1996.


The amounts of maturities and mandatory redemptions for first mortgage bonds and notes are $0.4 million per year in 1998 through 2002. Substantially all property of the Company is subject to the mortgage lien securing the first mortgage bonds.

During 1997, a $40 million series of first mortgage bonds matured, and another $40 million series scheduled to mature in 2003 was redeemed.

8.   Common Shareholder's Equity

                              Common Stock (a)
                             -------------------                   Earnings
                             Outstanding          Other Paid-In  Reinvested in
$ in millions                  Shares     Amount     Capital     the Business    Total
---------------------------------------------------------------------------------------
1995:
 Beginning Balance           41,172,173    $ 0.4     $738.5         $421.4    $1,160.3
  Net income                                                         159.4       159.4
  Common stock dividends                                            (132.6)     (132.6)
  Preferred stock dividends                                           (0.9)       (0.9)
  Other                                                 0.2            4.1         4.3
                             ---------------------------------------------------------
 Ending balance              41,172,173    $ 0.4     $738.7         $451.4    $1,190.5


1996:
  Net income                                                         164.8       164.8
  Common stock dividends                                            (138.3)     (138.3)
  Preferred stock dividends                                           (0.9)       (0.9)
  Other                                                 0.2            1.2         1.4
                             ---------------------------------------------------------
 Ending balance              41,172,173    $ 0.4     $738.9         $478.2    $1,217.5


1997:
  Net income                                                         172.0       172.0
  Common stock dividends                                            (118.5)     (118.5)
  Preferred stock dividends                                           (0.9)       (0.9)
  Other                                                 0.2           10.5        10.7
                             ---------------------------------------------------------
 Ending balance              41,172,173    $ 0.4     $739.1         $541.3    $1,280.8
                             =========================================================

(a) 50,000,000 shares authorized.

9.   Preferred Stock

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

                  Current        Current              Par Value
                 Redemption      Shares      At December 31, 1997 and 1996
Series    Rate     Price       Outstanding         ($ in millions)
--------------------------------------------------------------------------
  A      3.75%    $102.50        93,280                $ 9.3
  B      3.75%    $103.00        69,398                  7.0
  C      3.90%    $101.00        65,830                  6.6
                                -------                -----
Total                           228,508                $22.9
                                =======                =====

The shares may be redeemed at the option of the Company at the per share prices indicated, plus cumulative accrued dividends.


10.    Fair Value Of Financial Instruments

                                              At December 31,
                                         1997                  1996
                                  ------------------    -------------------
$ in millions                     Fair Value    Cost    Fair Value     Cost
---------------------------------------------------------------------------
                                     $           $         $            $
Assets (a)

  Available for sale securities     165.0      133.8       90.1        75.4
  Held to maturity securities        57.5       56.7       50.9        50.7

Liabilities (b)

  Debt                            1,038.7      967.4    1,018.6       976.7


  (a) Maturities range from 1998 to 2010.
  (b) Includes current maturities.


Financial assets with quoted market prices are carried at market;
the remaining financial assets are carried at cost.

11.  Reconciliation Of Net Income To Net Cash Provided By Operating Activities


                                            For the years ended December 31,
$ in millions                                     1997    1996    1995
----------------------------------------------------------------------------
  Net income                                    $172.0  $164.8  $159.4
  Adjustments:
     Depreciation and amortization               125.9   122.3   115.4
     Deferred income taxes                        (2.8)   (3.3)    4.4
     Amortization of regulatory assets, net       16.8    15.3    15.4
     Operating expense provisions                (26.0)  (10.2)   (0.4)
     Accounts receivable                         (12.4)  (48.9)  (44.7)
     Accounts payable                             16.4    10.0    21.4
     Accrued taxes payable                        21.2    20.7    (7.6)
     Inventory                                   (12.0)    6.5     1.7
     Other                                         0.5    11.1    (3.9)
                                                ------  ------  ------

  Net cash provided by operating activities     $299.6  $288.3  $261.1
                                                ======  ======  ======

12.  Financial Information By Business Segments

                                          For the years ended December 31,
$ in millions                                1997       1996       1995
--------------------------------------------------------------------------
Utility service revenues
     Electric                            $1,010.0   $1,016.4   $1,029.9
     Gas                                    243.7      238.6      222.0
     Other                                    0.7        3.4        5.6
                                         --------   --------   --------
Total utility service revenues            1,254.4    1,258.4    1,257.5
Interest and other income                    13.9        9.3       11.8
                                         --------   --------   --------
  Total income                           $1,268.3   $1,267.7   $1,269.3
                                         ========   ========   ========

Operating profit before tax
     Electric                            $  327.0   $  326.9   $  335.8
     Gas                                     24.9       23.7       18.9
     Other                                   (3.5)      (5.7)      (4.4)
                                         --------   --------   --------
Total operating profit before tax           348.4      344.9      350.3
Other income, net (a)                         9.2        6.7        1.3
Interest expense                            (86.0)     (89.1)     (94.4)
                                         --------   --------   --------
  Income before income taxes             $  271.6   $  262.5   $  257.2
                                         ========   ========   ========

Depreciation and amortization
     Electric                            $  118.4   $  112.8   $  108.1
     Gas                                      7.1        6.7        6.4
     Other                                    0.4        2.8        0.9
                                         --------   --------   --------
  Total depreciation and amortization    $  125.9   $  122.3   $  115.4
                                         ========   ========   ========

Construction additions
     Electric                            $   92.8   $  109.4   $   66.6
     Gas                                     16.3       14.1       11.7
     Other                                      -          -        0.6
                                         --------   --------   --------
  Total construction additions           $  109.1   $  123.5   $   78.9
                                         ========   ========   ========

Assets
     Electric                            $2,733.6   $2,754.3   $2,763.1
     Gas                                    277.1      259.9      223.7
     Other (b)                              316.1      229.0      217.5
                                         --------   --------   --------
  Total assets at year-end               $3,326.8   $3,243.2   $3,204.3
                                         ========   ========   ========

(a) Includes primarily investment income less bond redemption costs in 1997 and 1995.
(b) Includes primarily temporary cash investments, debt and equity financial assets and certain deferred items.

                       SELECTED QUARTERLY INFORMATION


                          March 31,     June 30,   September 30,  December 31,
 $ in millions          1997   1996   1997   1996   1997   1996   1997   1996
------------------------------------------------------------------------------
                         $      $      $      $      $      $      $      $
Utility service
  revenues             357.3  369.0  269.8  282.0  283.9  278.2  343.4  329.2
Income before income
  taxes                 94.6  101.5   51.6   54.2   73.1   67.3   52.3   39.5
Net income              62.2   62.8   33.2   33.1   44.3   41.7   32.3   27.2
Earnings on common
  stock                 62.0   62.5   33.0   32.9   44.1   41.5   32.0   27.0
Dividends paid          28.9   34.7   29.0   34.7   29.0   34.5   31.6   34.4

                 FINANCIAL AND STATISTICAL SUMMARY

                                        1997     1996     1995     1994     1993
--------------------------------------------------------------------------------
For the years ended December 31,

Utility service revenues (millions) $1,254.4  1,258.4  1,257.5  1,190.3  1,153.7
Earnings on common stock (millions) $  171.1    163.9    158.5    147.7    134.9
Earnings per share of common stock  $   4.16     3.98     3.85     3.59     3.28
Dividends paid (millions)           $  118.5    138.3    132.6    103.7    107.8

Electric sales (millions of kWh)--
  Residential                          4,788    4,924    4,871    4,465    4,558
  Commercial                           3,408    3,407    3,425    3,068    3,006
  Industrial                           4,749    4,540    4,401    4,388    4,089
  Other                                3,664    3,443    4,117    2,298    3,023
                                      ------   ------   ------   ------   ------
     Total                            16,609   16,314   16,814   14,219   14,676

Gas sales (thousands of MCF)--
  Residential                         29,277   31,087   29,397   27,911   28,786
  Commercial                           9,567    9,424    8,307    8,081    8,468
  Industrial                           2,520    3,404    2,584    3,150    3,056
  Other                                2,153    2,829    3,006    2,909    3,171
  Transported gas                     18,523   16,953   16,376   15,147   13,401
                                      ------   ------   ------   ------   ------
     Total                            62,040   63,697   59,670   57,198   56,882

At December 31,

Total assets (millions)             $3,326.8  3,243.2  3,204.3  3,147.0  3,211.3

Long-term debt and preferred stock
  with mandatory redemption
  provisions (millions)             $  886.0    926.3    991.5  1,003.7  1,042.9

First mortgage bond ratings--
  Duff & Phelps, Inc.                     AA       AA       AA       AA       AA-
  Standards & Poor's Corporation          AA-      AA-      AA-      AA-       A
  Moody's Investors Service              Aa3      Aa3      Aa3       A1       A2

Number of Preferred Shareholders         625      684      733      795    1,873

                Report of Independent Accountants
                ---------------------------------


To the Board of Directors of The Dayton Power and Light Company

     In our opinion, the consolidated financial statements listed in the index, appearing under Item 8 on page II-8 of this Form 10-K, present fairly, in all material respects, the financial position of The Dayton Power and Light Company (the "Company") and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 21, 1998

                Report of Independent Accountants
                 on Financial Statement Schedule
                ---------------------------------




To the Board of Directors of The Dayton Power and Light Company

Our audits of the consolidated financial statements of The Dayton Power and Light Company and its subsidiaries referred to in our report dated January 21, 1998 appearing on page II-27 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 21, 1998

Item 9  - Changes In And Disagreements With Accountants On
          Accounting And Financial Disclosure
------------------------------------------------------------------------------

          None.

PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------------------------

Directors of the Registrant
---------------------------
     The Board is presently authorized to consist of nine directors. These nine directors are also directors of DPL Inc., the holding company of the Company. Nine directors are to be elected this year to serve until the Annual Meeting of Shareholders in 1999 or until their successors are duly elected and qualified. Should any nominee become unable to accept nomination or election, the Board will vote for the election of such other person as a director as the present directors may recommend in the place of such nominee.

     The following information regarding the nominees is based on information furnished by them:

                                                        Director Since
                                                        --------------
THOMAS J. DANIS, Age 48                                     1989
  Chairman and Chief Executive Officer,
  The Danis Companies, Dayton, Ohio, construction, real estate and environmental services.
  Director:  CSR America Inc.
  Trustee:  Dayton Foundation,
  Miami Valley Research Park Foundation.

JAMES F. DICKE, II, Age 52                                  1990
  President, Crown Equipment Corporation, New
  Bremen, Ohio, international manufacturer and distributor of electric lift trucks and material handling products.
  Director:  Regional Boys and Girls Clubs of America,
  Dayton Art Institute.
  Chairman:  Trinity University Board of Trustees
  Secretary:  Culver Educational Foundation.



                              III-1

                                                        Director Since
                                                        --------------
PETER H. FORSTER, Age 55                                    1979
  Chairman, DPL Inc. and The Dayton Power and
  Light Company.
  Chairman:  Miami Valley Research Foundation.
  Director:  Amcast Industrial Corp.,
  Comair Holdings, Inc.
  Trustee:  F. M. Tait Foundation, Arts Center
  Foundation.

ERNIE GREEN, Age 59                                         1991
  President and Chief Executive Officer, Ernie
  Green Industries, Dayton, Ohio, automotive components manufacturer.
  Director:  Pitney Bowes Inc., WPTD-TV,
  Eaton Corp., Fluor Daniel/GTI, Gradall.

JANE G. HALEY, Age 67                                       1978
  President and Chief Executive Officer,
  Gosiger, Inc., Dayton, Ohio, national importer and distributor of machine tools.
  Director:  Ultra-Met Company, Urbana, Ohio, ONA,
  Dayton, Ohio.
  Trustee:  University of Dayton, Chaminade-Julienne
  High School, Dayton, Ohio, Miami Valley Economic
  Development Coalition.
  Member:  Area Progress Council.

ALLEN M. HILL, Age 52                                       1989
  President and Chief Executive Officer, DPL
  Inc. and The Dayton Power and Light Company.
  Director:  Citizens Federal Bank, F.S.B.
  Trustee:  Dayton Business Committee,
  The University of Dayton, Miami Valley Economic
  Development Coalition, Air Force Museum Foundation,
  National Center for Composite Systems Technology.





                              III-2

                                                        Director Since
                                                        --------------
W AUGUST HILLENBRAND, Age 57                                1992
  President and Chief Executive Officer,
  Hillenbrand Industries, Batesville, Indiana, a diversified public holding company with five wholly-owned and autonomously operated subsidiaries manufacturing caskets, hospital furniture, hospital supplies, high-tech security locks and providing funeral planning services.
  Director:  Forecorp, Inc., Forethought Life
  Insurance Company.
  Trustee: Denison University, National Committee for Quality Health Care, Batesville Girl Scouts.

DAVID R. HOLMES, Age 57                                     1994
  Chairman, President and Chief Executive Officer,
  The Reynolds and Reynolds Company, Dayton, Ohio, information management systems.
  Director:  NCR Corporation, Dayton, Ohio,
  Wright Health/Anthem, Dayton, Ohio.
  Advisor:  J. L. Kellogg Graduate School of Management,
  Northwestern University.
  Member:  Dayton Business Committee, Area Progress
  Council, Downtown Dayton Partnership.

BURNELL R. ROBERTS, Age 70                                  1987
  Chairman, Sweetheart Holdings, Inc.
  Retired Chairman of the Board and Chief Executive
  Officer, The Mead Corporation, Dayton, Ohio, forest products producer.
  Director:  Armco, Inc., The Perkin-Elmer Corporation,
  Rayonier, Inc., Universal Protective Plastics, Inc.,
  Day International Group, Inc.







                              III-3

              EXECUTIVE OFFICERS OF THE REGISTRANT
                      (As of March 1, 1998)

                                Business Experience,
                                  Last Five Years
                             (Positions with Registrant
Name                  Age    Unless Otherwise Indicated)         Dates
-----------------------------------------------------------------------------

Peter H. Forster       55    Chairman                       4/06/92 -  3/01/98
                             Chairman, DPL Inc.             1/01/97 -  3/01/98
                             Chairman and Chief             9/26/95 -  1/01/97
                              Executive Officer, DPL Inc.
                             Chairman, President and        4/05/88 -  9/26/95
                              Chief Executive Officer,
                              DPL Inc.


Allen M. Hill          52    President and Chief            4/06/92 -  3/01/98
                              Executive Officer
                             President and Chief            1/01/97 -  3/01/98
                              Executive Officer, DPL Inc.
                             President and Chief Operating  9/26/95 -  1/01/97
                              Officer, DPL Inc.


Paul R. Anderson       55    Controller                     4/12/81 -  3/01/98


Stephen P. Bramlage    51    Assistant Vice President       1/01/94 -  3/01/98
                             Director, Service Operations  10/29/88 -  1/01/94


Jeanne S. Holihan      41    Assistant Vice President       3/17/93 -  3/01/98
                             Treasurer                     11/06/90 -  3/17/93



Thomas M. Jenkins      46    Group Vice President and       5/14/96 -  3/01/98
                              Treasurer, DPL Inc. and
                              the Company
                             Group Vice President           6/27/95 -  5/14/96
                             Group Vice President and
                              Treasurer, DPL Inc.
                             Group Vice President and       5/09/94 -  6/27/95
                              and Treasurer, DPL Inc.
                              and the Company
                             Group Vice President and      11/06/90 -  5/09/94
                              Treasurer, DPL Inc.
                             Group Vice President

                              III-4

              EXECUTIVE OFFICERS OF THE REGISTRANT
                      (As of March 1, 1998)

                                Business Experience,
                                  Last Five Years
                             (Positions with Registrant
Name                  Age    Unless Otherwise Indicated)         Dates
------------------------------------------------------------------------------

Stephen F. Koziar Jr.  53    Group Vice President           1/31/95 -  3/01/98
                              and Secretary, DPL Inc.
                              and the Company
                             Group Vice President,         12/10/87 -  1/31/95
                              DPL Inc. and the Company


Judy W. Lansaw         46    Group Vice President,          1/31/95 -  3/01/98
                              DPL Inc. and the Company
                             Group Vice President and      12/07/93 -  1/31/95
                              Secretary, DPL Inc. and
                              the Company
                             Vice President and Secretary   8/01/89 - 12/07/93
                              Secretary, DPL Inc. and
                              the Company


Arthur G. Meyer        48    Vice President, Legal and     11/21/97 -  3/01/98
                              Corporate Affairs
                             Director, Corporate Relations  5/14/96 - 11/21/97
                             Treasurer                      6/27/95 -  5/14/96
                             Director, Financial Activities 5/09/94 -  6/27/95
                             Manager, Service Operations    1/31/94 -  5/09/94
                             Associate General Counsel      7/13/92 -  1/31/94


Bryce W. Nickel        41    Assistant Vice President       1/01/94 -  3/01/98
                             Director, Service Operations  10/29/89 -  1/01/94


H. Ted Santo           47    Group Vice President          12/08/92 -  3/01/98








                              III-5

Item 11 - Executive Compensation
------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     Directors of the Company who are not employees receive $12,000 annually for services as a director, $600 for attendance at a Board meeting, and $500 for attendance at a committee meeting or operating session of DPL Inc. and the Company.
Members of the Executive Committee of DPL Inc. receive $2,000 annually for services on that committee. Each committee chairman receives an additional $1,600 annually. Directors who are not employees of the Company also participate in a Directors' Deferred Stock Compensation Plan (the "Stock Plan") under which a number of DPL Inc. common shares are awarded to directors each year. All shares awarded under the Stock Plan are transferred to a grantor trust (the "Master Trust") maintained by DPL Inc. to secure its obligations under various directors' and officers' deferred and incentive compensation plans. Receipt of the shares or cash equal to the value thereof is deferred until the participant retires as a director or until such other time as designated by the participant and approved by the Compensation and Management Review Committee (the "Committee") of DPL Inc. In the event of a change of control (as defined in the Stock Plan), the authority and discretion which is exercisable by the Committee will be exercised by the trustees of the Master Trust. In April 1997, each non-employee director was awarded
1,600 shares.

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

     Mr. Forster has entered into an agreement with DPL Inc.
and the Company pursuant to which Mr. Forster will serve as Chairman of the Board of DPL Inc. and the Company and will provide various advisory and consulting services. The term of the agreement expires on December 31, 1999 (which term is automatically extended on December 31, 1999 and each December 31 thereafter for an additional year unless either party gives advance notice of nonrenewal). Under the agreement, Mr. Forster receives an annual consulting fee of $500,000 (as well as such bonuses, if any, as may be determined by the Compensation and

                              III-6

Management Review Committee in its discretion) and an award opportunity of 35,000 restricted shares under the Stock Plan. Commencing in 2000, Mr. Forster will participate in a bonus program for individuals monitoring and managing DPL Inc.'s financial assets pursuant to which he will have the opportunity to receive an annual bonus if there is a positive cumulative cash return on such financial assets (after recovery of all amounts invested plus expenses). Payments under the bonus program, if and as earned, will continue following termination of the agreement for any reason. Mr. Forster, who retired as Chief Executive Officer of DPL Inc. effective December 31, 1996, continues to actively perform significant duties and functions for DPL Inc. and its subsidiaries under the agreement.

EXECUTIVE OFFICER COMPENSATION

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

                                                 Long-Term
                                                Compensation
                                  Annual        ------------
                               Compensation      Restricted
                             -----------------   Stock Unit      All Other
Name and Principal           Salary  Bonus (1)   Awards (2)   Compensation (3)
    Position          Year    ($)      ($)           ($)            ($)
------------------------------------------------------------------------------
Allen M. Hill         1997   430,000  258,000    834,000 ('98-00)     1,000
 President and Chief  1996   377,000  226,000    717,000 ('97-99)     1,000
  Executive Officer   1995   363,000  226,000    319,000 ('96-98)     1,000

Peter H. Forster (4)  1997   500,000  150,000    840,000 ('98-00)    70,400
 Chairman             1996   597,000  358,000    984,000 ('97-99)     1,000
                      1995   572,000  344,000    784,000 ('96-98)     1,000

Judy W. Lansaw        1997   240,000  108,000    411,000 ('98-00)     1,000
 Group Vice President 1996   214,000   96,000    393,000 ('97-99)     1,000
                      1995   197,000   89,000    227,000 ('96-98)     1,000

Stephen F. Koziar Jr. 1997   231,000  104,000    234,000 ('98-00)     1,000
 Group Vice President 1996   218,000   98,000    216,000 ('97-99)     1,000
  and Secretary       1995   209,000   94,000    141,000 ('96-98)     1,000

H. Ted Santo          1997   226,000  102,000    297,000 ('98-00)     1,000
 Group Vice President 1996   205,000   92,000    305,000 ('97-99)     1,000
                      1995   190,000   86,000    168,000 ('96-98)     1,000





                              III-7

(1) Amounts in this column represent awards made under the Management Incentive Compensation Program ("MICP"). Awards are based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.

(2) Amounts shown in this column have not been paid, but are contingent on performance and represent the dollar value of restricted stock incentive units ("SIU's") awarded to the named executive officer under the Management Stock Incentive Plan ("MSIP") based on the closing price of a DPL Inc. common share on the New York Stock Exchange--Consolidated Transactions Tape on the date of award. The SIU's awarded for 1995, 1996 and 1997 vest only to the extent that the DPL Inc. average return on equity ("ROE") over a three-year performance period is above the Regulatory Research Associates industry median.

    Depending on the performance of DPL Inc., these SIU's vest in amounts ranging from 0% to 100% of the target award at an ROE between 0 and 100 basis points above median ROE and from 100% to 150% of target award at an ROE between 100 and 200 basis points above median ROE.

    No units vest if the three-year average ROE is below 10%. Amounts shown for 1995, 1996 and 1997 reflect target awards. For each SIU which vests, a participant receives the cash equivalent of one DPL Inc. common share plus dividend equivalents from the date of award. Prior to payout at retirement, an individual may elect to convert a portion of vested SIU's to a cash equivalent and accrue interest thereon. All payouts of vested SIU's under the MSIP are deferred until retirement.

(3) Amounts in this column represent employer matching contributions on behalf of each named executive under the DP&L Employee Savings Plan made to the DPL Inc. Employee
    Stock Ownership Plan.

(4) Annual compensation shown for Mr. Forster for 1997 was paid pursuant to an agreement with DPL Inc. and the Company. Long term compensation award opportunities shown for 1996 and 1997 represent the dollar value of restricted shares awarded to Mr. Forster under the Directors' Stock Plan which are subject to the same earning and vesting criteria generally applicable to SIU's. All other compensation shown for 1997 represents directors fees of $32,600 and the dollar value of the annual award of 1,600 shares to each non-employee director under the Directors' Stock Plan.

Certain Severance Pay Agreements
--------------------------------
     DPL Inc. entered into severance pay agreements with each of Messrs. Hill, Koziar and Santo and Mrs. Lansaw providing for the payment of severance benefits in the event that the individual's employment with DPL Inc. or its subsidiaries is terminated under specified circumstances within three years after a change in control of DPL Inc. or the Company (generally, defined as the acquisition of 15% or more of the voting securities or certain mergers or other business combinations). The agreements entered into between 1987 and 1991 require the individuals to remain with DPL Inc. throughout the period during which any change of control is pending in order to help put in place the best plan for the shareholders. The principal severance benefits under each agreement include payment of the following: (i) the individual's full base salary and accrued benefits through the date of termination and any awards for any completed or partial period under the MICP and the individual's award for the current period under the MICP (or for a completed period if no award for that period has yet been determined) fixed at an amount equal to his average annual award for the preceding three years; (ii) 300%...



                              III-8

 ...of the sum of the individual's annual base salary at the rate in effect on the date of termination (or, if higher, at the rate in effect as of the time of the change in control) plus the average amount awarded to the individual under the MICP for the three preceding years; (iii) all awarded or earned but unpaid SIU's;
and (iv) continuing medical, life, and disability insurance. In the event any payments under these agreements are subject to an excise tax under the Internal Revenue Code of 1986, the payments will be adjusted so that the total payments received on an after-tax basis will equal the amount the individual would have received without imposition of the excise tax. The severance pay agreements are effective for one year but are automatically renewed each year unless DPL Inc. or the participant notifies the other one year in advance of its or his intent not to renew.
DPL Inc. has agreed to secure its obligations under the severance pay agreements by transferring required payments to the Master Trust. Mr. Forster's agreement with DPL Inc. and the Company contains similar severance benefits provisions.

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

                            Total Annual Retirement Benefits for
                            Years of Accredited Service at Age 65
   Final Average            -------------------------------------
  Annual Earnings           10 Years     15 Years    20-30 Years
  ---------------           --------     --------    -----------

   $  200,000              $  52,500    $  78,500    $ 104,500
      400,000                109,500      164,000      218,500
      600,000                166,500      249,500      332,500
      800,000                223,500      335,000      446,500
    1,000,000                280,500      420,500      560,500
    1,200,000                337,500      506,000      674,500
    1,400,000                394,500      591,500      788,500


     The years of accredited service for the named executive officers are Mr. Hill -- 28 yrs.; Mr. Koziar -- 28 yrs.;
Mrs. Lansaw -- 18 yrs.; and Mr. Santo -- 22 yrs. Years of service under the retirement income plan are capped at 30 years, however, the retirement and supplemental plans, taken together, can provide full benefits after 20 years of accredited service. Benefits are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers. For each year an individual retires prior to age 62, benefits under the supplemental plan are reduced by 3% or 21% for early retirement at age 55. Mr. Forster ceased to accrue benefits under the retirement and supplemental plans effective as of December 31, 1996 upon his retirement as an employee of DPL Inc. and the Company.



                              III-9

Item 12 -  Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------------

     The Company's stock is beneficially owned by DPL Inc.

     Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each director of the Company as of January 31, 1998.

                               Amount and Nature of
   Name of Director          Beneficial Ownership (1)
   ----------------          ------------------------

   Thomas J. Danis               35,799 shares
   James F. Dicke, II            92,130 shares
   Peter H. Forster              37,416 shares
   Ernie Green                   34,023 shares
   Jane G. Haley                 51,672 shares
   Allen M. Hill                 32,733 shares
   W August Hillenbrand          20,683 shares
   David R. Holmes               10,888 shares
   Burnell R. Roberts            35,924 shares

     Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each executive officer of the Company named in the Summary Compensation Table (other than executive officers who are directors of the Company whose security ownership is found above) as of January 31, 1998.

                                    Amount and Nature of
   Name of Executive Officer        Beneficial Ownership (1)
   ------------------------         ------------------------

   Stephen F. Koziar                     13,633 shares
   H. Ted Santo                           3,747 shares
   Judy W. Lansaw                         3,519 shares

(1) The number of shares shown represents in each instance less than 1% of the outstanding Common Shares of DPL Inc.

    There were 402,572 shares or 0.25% of the total number of Common Shares beneficially owned by all directors and executive officers of DPL Inc. and the Company as a group at January 31, 1998. The number of shares shown for the directors includes Common Shares transferred to the Master Trust for non-employee directors pursuant to the Directors' Deferred Stock Compensation Plan.


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

PART IV


Item 14 - Exhibits, Financial Statement Schedule And Reports On Form 8-K
------------------------------------------------------------------------------

          (a)  Documents filed as part of the Form 10-K


1.   Financial Statements
     --------------------

See Item 8 - Index to Financial Statements on page II-8, which page is incorporated herein by reference.


2.   Financial Statement Schedule
     ----------------------------

For the three years in the period ended December 31, 1997:

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

                                               Incorporation by Reference
                                               --------------------------

2     Copy of the Agreement of Merger among    Exhibit A to the 1986
      DPL Inc., Holding Sub Inc. and the       Proxy Statment
      Company dated January 6, 1986            (File No. 1-2385)
      January 6, 1986

3(a)  Regulations and By-Laws of the Company   Exhibit 2(e) to
                                               Registration Statement
                                               No. 2-68136 to Form S-16

3(b)  Copy of Amended Articles of              Exhibit 3(b) to Report
      Incorporation of the Company dated       on Form 10-K for the year
      January 3, 1991                          ended December 31, 1991
                                               (File No. 1-2385)

4(a)  Copy of Composite Indenture dated as of  Exhibit 4(a) to Report
      October 1, 1935, between the Company     on Form 10-K for the year
      and The Bank of New York, Trustee with   ended December 31, 1985
      all amendments through the Twenty-Ninth  (File No. 1-2385)
      Supplemental Indenture


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

4(e)  Copy of the Thirty-Third Supplemental    Exhibit 4(e) to Report
      Indenture dated as of December 1, 1985, on Form 10-K for the year between the Company and The Bank of New ended December 31, 1985
      York, Trustee                            (File No. 1-2385)

4(f)  Copy of the Thirty-Fourth Supplemental   Exhibit 4 to Report
      Indenture dated as of April 1, 1986,     on Form 10-Q for the quarter
      between the Company and The Bank of New  ended June 30, 1986
      York, Trustee                            (File No. 1-2385)

4(g)  Copy of the Thirty-Fifth Supplemental    Exhibit 4(h) to Report
      Indenture dated as of December 1, 1986, on Form 10-K for the year between the Company and The Bank of New ended Decmebr 31, 1986
      York, Trustee                            (File No. 1-9052)

4(h)  Copy of the Thirty-Sixth Supplemental    Exhibit 4(i) to
      Indenture dated as of August 15, 1992,   Registration Statement
      between the Company and The Bank of New  No. 33-53906
      York, Trustee

4(i)  Copy of the Thirty-Seventh Supplemental  Exhibit 4(j) to
      Indenture dated as of November 15,       Registration Statemnt
      1992, between the Company and The Bank   No. 33-56162
      of New York, Trustee

4(j)  Copy of the Thirty-Eighth Supplemental   Exhibit 4(k) to
      Indenture dated as of November 15,       Registration Statement
      1992, between the Company and The Bank   No. 33-56162
      of New York, Trustee

4(k)  Copy of the Thirty-Ninth Supplemental    Exhibit 4(k) to
      Indenture dated as of January 15, 1993, Registration Statemnet between the Company and The Bank of New No. 33-57928
      York, Trustee

4(l)  Copy of the Fortieth Supplemental        Exhibit 4(m) to Report
      Indenture dated as of February 15,       on Form 10-K for the year
      1993, between the Company and The Bank   ended December 31, 1992
      of New York, Trustee                     (File No. 1-2385)

10(a) Description of Management Incentive      Exhibit 10(d) to Report
      Compensation Program for Certain         on Form 10-K for the year
      Executive Officers                       ended December 31, 1986
                                               (File No. 1-9052)

10(b) Copy of Severance Pay Agreement with     Exhibit 10(g) to Report
      Certain Executive Officers               on Form 10-K for the year
                                               ended December 31, 1987
                                               (File No. 1-2385)

10(c) Copy of Supplemental Executive           Exhibit 10(f) to Report
      Retirement Plan amended August 6, 1991   on Form 10-K for the year
                                               ended December 31, 1991
                                               (File No. 1-2385)

10(d) Amended description of Directors'        Exhibit 10(d) to Report
      Deferred Stock Compensation Plan         on Form 10-K for the year
      effective January 1, 1993                ended December 31, 1993
                                               (File No. 1-2385)

10(e) Amended description of Deferred          Exhibit 10(e) to Report
      Compensation Plan for Non-Employee       on Form 10-K for the year
      Directors effective January 1, 1993      ended December 31, 1993
                                               (File No. 1-2385)

10(f) Copy of Management Stock Incentive       Exhibit 10(f) to Report
      Plan amended January 1, 1993             on Form 10-K for the year
                                               ended December 31, 1993
                                               (File No. 1-2385)

18    Copy of preferability letter relating    Exhibit 18 to Report on
      to change in accounting for unbilled     Form 10-K for the year
      revenues from Price Waterhouse LLP       ended December 31, 1988
                                               (File No. 1-2385)



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

                           THE DAYTON POWER AND LIGHT COMPANY

                           Registrant


March 30, 1998                    /s/ Allen M. Hill
                           -------------------------------------
                                      Allen M. Hill
                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Paul R. Anderson       Controller (principal      March 30, 1998
---------------------      accounting officer)
  (P. R. Anderson)


                          Director
---------------------
   (T. J. Danis)


                          Director
---------------------
 (J. F. Dicke, II)


/s/Peter H. Forster       Director and Chairman      March 30, 1998
---------------------
  (P. H. Forster)


/s/Ernie Green            Director                   March 30, 1998
---------------------
   (E. Green)


/s/Jane G. Haley          Director                   March 30, 1998
---------------------
   (J. G. Haley)

/s/Allen M. Hill          Director, President and    March 30, 1998
---------------------      Chief Executive Officer
    (A. M. Hill)

                          Director
---------------------
 (W A. Hillenbrand)


/s/David R. Holmes        Director                   March 30, 1998
---------------------
   (D. R. Holmes)



/s/Thomas M. Jenkins      Group Vice President and   March 30, 1998
---------------------      Treasurer (principal
 (Thomas M. Jenkins)       financial officer)


                          Director
---------------------
  (B. R. Roberts)

                                                    Schedule II



                   THE DAYTON POWER AND LIGHT COMPANY
                    VALUATION AND QUALIFYING ACCOUNTS

          For the years ended December 31, 1997, 1996 and 1995


------------------------------------------------------------------------------
      COLUMN A           COLUMN B        COLUMN C        COLUMN D     COLUMN E
------------------------------------------------------------------------------
                                         Additions
                                     -----------------
                         Balance at   Charged                         Balance
                         Beginning      to              Deductions    at End
     Description         of Period    Income     Other      (1)      of Period
------------------------------------------------------------------------------
                         ---------------------thousands-----------------------

1997:
Deducted from accounts
 receivable--

 Provisions for
   uncollectible accounts   $5,083     $5,515      $ -      $5,941      $4,657


1996:
Deducted from accounts
 receivable--

 Provisions for
   uncollectible accounts   $6,481     $4,056      $ -      $5,454      $5,083


1995:
Deducted from accounts
 receivable--

 Provision for
   uncollectible accounts   $7,801     $1,096      $ -      $2,416      $6,481



(1) Amounts written off, net of recoveries of accounts previously written off.