Form 10-Q
period 1998-03-31
DAYTON POWER & LIGHT CO
filed 1998-05-12
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                    41,172,173 Shares
---------------------------------          -------------------------------
     (Title of each class)                 (Outstanding at March 31, 1998)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                1998       1997
                                                ----       ----
                                                  --millions--

Income
------
Utility service revenues--
  Electric                                    $261.4     $253.1
  Gas and other                                 91.5      104.2
                                              ------     ------
     Total Utility Service Revenues            352.9      357.3

Interest and other income                        4.6        2.1
                                              ------     ------
     Total Income                              357.5      359.4
                                              ------     ------

Expenses
--------
Fuel and purchased power                        61.2       55.1
Gas purchased for resale                        58.8       66.9
Operation and maintenance                       34.3       51.8
Depreciation and amortization                   32.3       31.4
Amortization of regulatory assets, net           4.6        4.2
General taxes                                   34.4       33.6
Interest expense                                21.2       21.8
                                              ------     ------
     Total Expenses                            246.8      264.8
                                              ------     ------
Income Before Income Taxes                     110.7       94.6

Income taxes                                    41.2       32.4
                                              ------     ------
Net Income                                      69.5       62.2

Preferred dividends                              0.2        0.2
                                              ------     ------
Earnings on Common Stock                      $ 69.3     $ 62.0
                                              ======     ======

Comprehensive Income                          $ 74.2     $ 61.8


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                    1998      1997
                                                    ----      ----
                                                     --millions--
Operating Activities
--------------------
  Cash received from utility customers            $348.8    $358.8
  Other operating cash receipts                      1.6       2.0
  Cash paid for:
     Fuel and purchased power                      (68.6)    (57.8)
     Purchased gas                                 (48.6)    (56.7)
     Operation and maintenance labor               (23.4)    (24.8)
     Nonlabor operating expenditures               (42.9)    (50.1)
     Interest                                      (26.7)    (26.4)
     Income taxes                                  (12.9)     (0.2)
     Property, excise and payroll taxes            (54.2)    (52.5)
                                                  ------    ------
  Net cash provided by operating activities         73.1      92.3

Investing Activities
--------------------
  Property expenditures                            (26.7)    (18.1)
  Other activities                                  (9.1)    (12.5)
                                                  ------    ------
  Net cash used for investing activities           (35.8)    (30.6)

Financing Activities
--------------------
  Dividends paid on common stock                  (116.8)    (28.9)
  Dividends paid on preferred stock                 (0.2)     (0.2)
  Issuance (retirement) of short-term debt          75.5     (10.0)
                                                  ------    ------
  Net cash used for financing activities           (41.5)    (39.1)

Cash and temporary cash investments--

  Net change                                        (4.2)     22.6
  Balance at beginning of period                    11.8       2.1
                                                  ------    ------
  Balance at end of period                        $  7.6    $ 24.7
                                                  ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                                      At            At
                                                   March 31,    December 31,
                                                     1998          1997
                                                   ---------    ------------
                                                        --millions--

ASSETS

Property                                            $3,608.2       $3,587.8

Less--
  Accumulated depreciation and amortization         (1,386.1)      (1,355.8)
                                                    --------       --------
     Net property                                    2,222.1        2,232.0
                                                    --------       --------

Current Assets
--------------
Cash and temporary cash investments                      7.6           11.8
Accounts receivable, less provision for
  uncollectible accounts                               203.0          205.8
Inventories, at average cost                            79.2           87.1
Deferred property and excise taxes                      59.7           91.9
Prepaid utility excise tax                              36.7           18.6
Other                                                   30.1           42.8
                                                    --------       --------
  Total current assets                                 416.3          458.0
                                                    --------       --------

Other Assets
------------
Financial assets                                       128.1          111.1
Income taxes recoverable through future revenues       205.6          208.2
Regulatory assets                                      111.7          116.7
Other                                                  201.1          200.8
                                                    --------       --------
  Total other assets                                   646.5          636.8
                                                    --------       --------
Total Assets                                        $3,284.9       $3,326.8
                                                    ========       ========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                  The Dayton Power and Light Company

                                                      At            At
                                                   March 31,    December 31,
                                                     1998          1997
                                                   ---------    ------------
                                                        --millions--

CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholder's equity--
  Common stock                                      $    0.4       $    0.4
  Other paid-in capital                                739.1          739.1
  Earnings reinvested in the business                  475.2          541.3
                                                    --------       --------
     Total common shareholder's equity               1,214.7        1,280.8

Preferred stock                                         22.9           22.9
Long-term debt                                         886.0          886.0
                                                    --------       --------
     Total capitalization                            2,123.6        2,189.7
                                                    --------       --------

Current Liabilities
-------------------
Accounts payable                                        70.9          124.2
Accrued taxes                                          138.1          157.8
Accrued interest                                        14.6           20.7
Current portion of long-term debt                        0.4            0.4
Short-term debt                                        156.6           81.0
Other                                                   76.6           41.9
                                                    --------       --------
     Total current liabilities                         457.2          426.0
                                                    --------       --------

Deferred Credits and Other
--------------------------
Deferred taxes                                         502.0          500.5
Unamortized investment tax credit                       71.5           72.2
Other                                                  130.6          138.4
                                                    --------       --------
     Total deferred credits and other                  704.1          711.1
                                                    --------       --------
Total Capitalization and Liabilities                $3,284.9       $3,326.8
                                                    ========       ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

             Notes to Consolidated Financial Statements


1. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

2. The consolidated financial statements in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                                   Three Months Ended
                                                        March 31
                                                   1998         1997
                                                   ----         ----
Electric
--------
Sales (millions of kWh) --

  Residential                                     1,323        1,408
  Commercial                                        820          823
  Industrial                                      1,098        1,090
  Other                                           1,185          838
                                                -------      -------
     Total                                        4,426        4,159

Revenues (thousands of dollars) --
  Residential                                   109,508      112,851
  Commercial                                     56,678       56,454
  Industrial                                     52,522       52,132
  Other                                          42,677       31,665
                                                -------      -------
     Total                                      261,385      253,102

Other Electric Statistics --
  Average price per kWh-retail and wholesale
     customers (cents)                             5.77         6.01
  Fuel cost per net kWh generated (cents)          1.25         1.27
  Electric customers at end of period           486,795      480,835
  Average kWh use per residential customer        3,045        3,277
  Peak demand-maximum one hour use (mw), (net)    2,373        2,690

                         OPERATING STATISTICS
                             (continued)
                  The Dayton Power and Light Company



                                                   Three Months Ended
                                                        March 31
                                                   1998         1997
                                                   ----         ----
Gas
---
Sales (millions of MCF) --

  Residential                                    11,356       13,145
  Commercial                                      3,032        4,017
  Industrial                                        920        1,198
  Other                                             906        1,017
  Transported gas                                 5,913        6,170
                                                -------      -------
     Total                                       22,127       25,547

Revenues (thousands of dollars) --
  Residential                                    59,953       68,952
  Commercial                                     15,373       20,028
  Industrial                                      4,492        5,581
  Other                                          11,658        8,980
                                                -------      -------
     Total                                       91,476      103,541

Other Gas Statistics --
  Average price per MCF-retail customers
    (dollars)                                      5.19         5.13
  Gas customers at end of period                303,023      298,729

Degree Days (based on calendar month) --
  Heating                                         2,369        2,788
  Cooling                                            23            0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The Company's earnings for the first quarter of 1998 were $69.3 million, up from $62.0 million earned in the first quarter last year.

     Winter temperatures in the first quarter were 15% milder than last year and 20% milder than normal. This resulted in gas sales declining 13% and weather sensitive electric residential sales declining 6% from last year. The strong economy in West Central Ohio provided increased commercial and industrial sales which helped offset the effects of the mild winter. Total electric sales were down 2% from last year. The Company's sales to other utilities and successful cost control programs overcame effects of weather and contributed to the good first quarter performance.

     The financial condition and results of operations for the first quarter ended March 31, 1998 and 1997 are discussed below.

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

     As of March 31, 1998, the Company's cash and temporary cash investment balance was $7.6 million. In addition, $128.1 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of March 31,
1998, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. The Company has $97 million available in short-term informal lines of credit. As of March 31, 1998, the Company had $59.0 million of these informal lines outstanding and $96.3 million in commercial paper outstanding.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1998-2002.

Results of Operations
---------------------

     Utility service revenues decreased by $4.4 million from the first quarter last year. Higher electric sales to other utilities was the primary cause of an increase in electric revenues of $8.3 million. Increased electric industrial sales were more than offset by lower residential sales, due to the effects of mild weather. Gas revenues declined $12.1 million, also reflecting the effects of mild weather.

     Other income increased $2.5 million primarily due to higher income on investments in the first quarter of 1998.

     Fuel and purchased power increased $6.1 million compared to the corresponding quarter a year ago from power purchases for sales to other utilities. Gas purchased for resale decreased $8.1 million for the first quarter primarily from lower sales due to milder weather.

     Operation and maintenance expense decreased from last year by $17.5 million. Lower insurance and claims costs, decreased production maintenance and overall cost containment efforts contributed to the decrease.

     Income taxes increased $8.8 million from the corresponding quarter last year due to higher book income.

                      Part II.  Other Information


Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On December 18, 1997 the PUCO directed the Company to file a proposal to implement a small-volume gas transportation pilot program. In compliance with this Opinion and Order, on February 27, 1998 the Company filed an application to implement a small-volume gas transportation pilot program with the PUCO. The Company's application is pending and the impact of this tariff cannot be assessed at the present time.

     In January 1997, a twelve member Joint Committee of the Ohio Senate and House of Representatives was created to explore and possibly draft retail wheeling legislation. The Committee has conducted hearings to gather information from energy companies, regulators, customers and industry experts. The Committee co-chairs issued a draft report on January 6, 1998 recommending opening the electric generation market, in the future, to competition for all Ohio consumers. On March 26, 1998, the Committee co-chairs introduced an electric deregulation Bill that reflected the recommendations contained in their report.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)





Date:     May 12, 1998       /s/ Paul R. Anderson
          ------------       ------------------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)



Date:     May 12, 1998       /s/ Allen M. Hill
          ------------       -------------------------------------
                             Allen M. Hill
                             President and Chief Executive Officer