Form 10-Q
period 1998-06-30
DAYTON POWER & LIGHT CO
filed 1998-08-14
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                     41,172,173 Shares
----------------------------               ------------------------------
  (Title of each class)                    (Outstanding at June 30, 1998)

                  THE DAYTON POWER AND LIGHT COMPANY

                                 INDEX


                                                                Page No.
                                                                --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations           1

          Consolidated Statement of Cash Flows                      2

          Consolidated Balance Sheet                                3

          Notes to Consolidated Financial Statements                5

          Operating Statistics                                      6


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 8


Part II - Other Information                                         9

     Signatures                                                    10

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company

                                           Three Months      Six Months
                                              Ended            Ended
                                             June 30          June 30
                                           ------------     ------------
                                           1998    1997     1998    1997
                                           ----    ----     ----    ----
                                           --millions--     --millions--
Income
------
Utility service revenues--

  Electric                               $264.2  $234.7   $525.6  $487.8
  Gas and Other                            29.0    35.1    120.5   139.3
                                         ------  ------   ------  ------
     Total Utility Service Revenues       293.2   269.8    646.1   627.1

Interest and other income
                                            1.6     2.3      6.2     4.4
                                         ------  ------   ------  ------
     Total Income                         294.8   272.1    652.3   631.5
                                         ------  ------   ------  ------
Expenses
--------
Fuel and purchased power                   66.7    51.0    127.9   106.2
Gas purchased for resale                   15.5    19.9     74.3    86.8
Operation and maintenance                  59.4    59.4     93.8   111.2
Depreciation and amortization              32.2    31.2     64.5    62.5
Amortization of regulatory assets, net      4.3     3.8      8.9     8.0
General taxes                              33.8    33.3     68.1    66.9
Interest expense                           22.5    21.9     43.7    43.7
                                         ------  ------   ------  ------
     Total Expenses                       234.4   220.5    481.2   485.3
                                         ------  ------   ------  ------
Income Before Income Taxes                 60.4    51.6    171.1   146.2

Income taxes                               24.2    18.4     65.4    50.8
                                         ------  ------   ------  ------
Net Income                                 36.2    33.2    105.7    95.4

Preferred dividends                         0.2     0.2      0.4     0.4
                                         ------  ------   ------  ------
Earnings on Common Stock                 $ 36.0  $ 33.0   $105.3  $ 95.0
                                         ======  ======   ======  ======

Comprehensive Income                     $ 43.0  $ 35.4   $117.2  $ 97.2


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company

                                                   Six Months Ended
                                                       June 30
                                                   ----------------
                                                    1998      1997
                                                    ----      ----
                                                     --millions--
Operating Activities
--------------------
  Cash received from utility customers            $652.3    $651.8
  Other operating cash receipts                      4.4       5.3
  Cash paid for:
     Fuel and purchased power                     (128.9)   (115.4)
     Purchased gas                                 (82.2)    (92.7)
     Operation and maintenance labor               (41.8)    (43.5)
     Nonlabor operating expenditures               (68.3)    (79.5)
     Interest                                      (42.4)    (43.1)
     Income taxes                                  (67.1)    (40.7)
     Property, excise and payroll taxes            (76.9)    (74.8)
                                                  ------    ------
  Net cash provided by operating activities        149.1     167.4

Investing Activities
--------------------
  Property expenditures                            (47.7)    (48.4)
  Other activities                                 (28.7)    (21.7)
                                                  ------    ------
  Net cash used for investing activities           (76.4)    (70.1)

Financing Activities
--------------------
  Dividends paid on common stock                  (172.0)    (57.9)
  Parent company capital contribution               49.0       -
  Issuance of short-term debt                       43.7      16.8
  Retirement of long-term debt                      (0.4)    (40.4)
  Dividends paid on preferred stock                 (0.4)     (0.4)
                                                  ------    ------
  Net cash used for financing activities           (80.1)    (81.9)

Cash and temporary cash investments--
-----------------------------------
  Net change                                        (7.4)     15.4
  Balance at beginning of period                    11.8       2.1
                                                  ------    ------
  Balance at end of period                        $  4.4    $ 17.5
                                                  ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company

                                                      At            At
                                                   June 30,     December 31,
                                                     1998          1997
                                                   --------     ------------
                                                        --millions--

ASSETS

Property                                           $3,632.2      $3,587.8

Less--
  Accumulated depreciation and amortization        (1,415.3)     (1,355.8)
                                                   --------      --------
     Net property                                   2,216.9       2,232.0
                                                   --------      --------
Current Assets
--------------
Cash and temporary cash investments                     4.4          11.8
Accounts receivable, less provision for
  uncollectible accounts                              187.8         205.8
Inventories, at average cost                           77.3          87.1
Deferred property and excise taxes                     81.6          91.9
Other                                                  24.4          61.4
                                                   --------      --------
  Total current assets                                375.5         458.0
                                                   --------      --------
Other Assets
------------
Financial assets                                      160.2         111.1
Income taxes recoverable through future revenues      200.8         208.2
Regulatory assets                                     107.8         116.7
Other assets                                          201.5         200.8
                                                   --------      --------
  Total other assets                                  670.3         636.8
                                                   --------      --------
Total Assets                                       $3,262.7      $3,326.8
                                                   ========      ========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company

                                                       At           At
                                                    June 30,    December 31,
                                                      1998         1997
                                                    --------    ------------
                                                         --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholder's equity--
  Common stock                                     $    0.4      $    0.4
  Other paid-in capital                               788.2         739.1
  Accumulated other comprehensive income               31.7          20.3
  Earnings reinvested in the business                 420.9         521.0
                                                   --------      --------
     Total common shareholder's equity              1,241.2       1,280.8

Preferred stock                                        22.9          22.9
Long-term debt                                        885.6         886.0
                                                   --------      --------
     Total capitalization                           2,149.7       2,189.7
                                                   --------      --------
Current Liabilities
-------------------
Short-term debt                                       124.8          81.0
Accounts payable                                       74.9         124.2
Dividends payable                                      33.3           -
Accrued taxes                                          98.8         157.8
Accrued interest                                       20.8          20.7
Current deferred income tax                            24.5           2.7
Other                                                  28.0          39.6
                                                   --------      --------
     Total current liabilities                        405.1         426.0
                                                   --------      --------
Deferred Credits and Other
--------------------------
Deferred taxes                                        499.7         500.5
Unamortized investment tax credit                      70.8          72.2
Other                                                 137.4         138.4
                                                   --------      --------
     Total deferred credits and other                 707.9         711.1
                                                   --------      --------
Total Capitalization and Liabilities               $3,262.7      $3,326.8
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

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the result of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company




                                               Three Months       Six Months
                                                   Ended             Ended
                                                  June 30          June 30
                                               -------------     -------------
                                               1998     1997     1998     1997
                                               ----     ----     ----     ----

Electric
--------
Sales (millions of kWh)--
  Residential                                 1,005    1,002    2,328    2,410
  Commercial                                    886      829    1,706    1,652
  Industrial                                  1,200    1,192    2,298    2,282
  Other                                       1,151      804    2,336    1,642
                                            -------  -------  -------  -------
     Total                                    4,242    3,827    8,668    7,986

Revenues (thousands of dollars)--
  Residential                                92,536   89,448  202,044  202,299
  Commercial                                 61,502   57,933  118,180  114,387
  Industrial                                 59,395   55,698  111,918  107,830
  Other                                      50,757   31,630   93,433   63,295
                                            -------  -------  -------  -------
     Total                                  264,190  234,709  525,575  487,811

Other Electric Statistics--
  Average price per kWh-retail and
    wholesale customers (cents)                6.14     6.05     5.95     6.03
  Fuel cost per net kWh generated (cents)      1.30     1.26     1.27     1.26
  Electric customers at end of period       487,172  481,982  487,172  481,982
  Average kWh use per residential customer 2,309 2,331 5,354 5,608 Peak demand-maximum one hour
    use (mw), (net)                           2,931    2,812    2,931    2,812

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company




                                               Three Months       Six Months
                                                   Ended             Ended
                                                  June 30           June 30
                                               -------------      ------------
                                               1998     1997     1998     1997
                                               ----     ----     ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                                 2,706    3,883   14,063   17,029
  Commercial                                  1,064    1,187    4,096    5,204
  Industrial                                    249      368    1,170    1,566
  Other                                         234      265    1,139    1,282
  Transportation gas delivered                4,352    4,660   10,265   10,830
                                            -------  -------  -------  -------
     Total                                    8,605   10,363   30,733   35,911

Revenues (thousands of dollars)--
  Residential                                17,525   22,514   77,478   91,467
  Commercial                                  5,644    6,194   21,018   26,223
  Industrial                                  1,237    1,786    5,728    7,366
  Other                                       4,606    4,464   16,265   13,443
                                            -------  -------  -------  -------
     Total                                   29,012   34,958  120,489  138,499

Other Gas Statistics--
  Average price MCF-retail customers
    (dollars)                                  6.01     5.57     5.36     5.23
  Gas customers at end of period            302,434  298,723  302,434  298,723

Degree Days (based on calendar month)--
  Heating                                       507      830    2,876    3,618
  Cooling                                       323      183      346      183

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The Company's earnings on common stock for the second quarter of 1998 were $36.0 million, up $3.0 million from quarterly earnings a year ago. Year-to-date earnings were $105.3 million, up $10.3 million from the same period in 1997.

     The financial condition and results of operations for the second quarter and six months ended June 30, 1998 and 1997 are discussed below.


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

     As of June 30, 1998, the Company's cash and temporary cash investment balance was $4.4 million. In addition, $160.2 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of June 30, 1998, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. The Company has $97 million available in short-term informal lines of credit. As of June 30, 1998, the Company had $33.0 million of these informal lines outstanding and $91.0 million in commercial paper outstanding. During the quarter, the Company received a parent company capital contribution of $49.0 million.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1998-2002.

Results of Operations
 --------------------

     Utility service revenues increased by $23.4 million and $19.0 million, respectively, for the second quarter and six months ended June 30, 1998. Electric revenues increased $29.5 million in the second quarter and $37.8 million year-to-date due to more sales to other utilities and to business customers. Lower gas revenues in both periods, due to warmer temperatures, partially offset the increase.

     Fuel and purchased power increased $15.7 million and $21.7 million, respectively, from the second quarter and year-to-date last year, primarily as a result of higher purchased power expenses resulting from increased sales to other utilities.

     Gas purchased for resale in the second quarter 1998 decreased
$4.4 million compared to second quarter 1997 and $12.5 million year-to-date versus last year. Lower sales due to milder weather caused the variation.

     Operation and maintenance expense for the second quarter 1998 was even with the second quarter 1997, but decreased $17.4 million year-to-date. During the second quarter 1998, lower insurance and claims costs were offset by higher benefit and administrative costs. Lower insurance and claims costs, production maintenance and Company-wide cost containment efforts contributed to the year-to-date decrease.

     Income taxes increased $5.8 million and $14.6 million, respectively, from the second quarter and year-to-date 1997 primarily due to higher taxable income.


                      Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)




Date:    August 14, 1998     /s/ James P. Torgerson
         ---------------     ---------------------------------
                             James P. Torgerson
                             Vice President, CFO and Treasurer




Date:   August 14, 1998      /s/ Paul R. Anderson
        ---------------      ---------------------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)