Form 10-Q
period 1998-09-30
DAYTON POWER & LIGHT CO
filed 1998-11-17
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                 41,172,173 Shares
----------------------------        -----------------------------------
  (Title of each class)             (Outstanding at September 30, 1998)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                         Three Months     Nine Months
                                            Ended            Ended
                                         September 30     September 30
                                         ------------     ------------
                                         1998    1997     1998    1997
                                         ----    ----     ----    ----
                                         --millions--     --millions--
Income
------
Utility service revenues--

  Electric                             $296.3  $260.6   $821.9  $748.4
  Gas and other                          22.9    23.3    143.4   162.6
                                       ------  ------   ------  ------
     Total Utility Service Revenues     319.2   283.9    965.3   911.0

Interest and other income
                                          3.7     1.7      9.9     6.1
                                       ------  ------   ------  ------
     Total Income                       322.9   285.6    975.2   917.1
                                       ------  ------   ------  ------
Expenses
--------
Fuel and purchased power                 71.0    59.5    198.9   165.7
Gas purchased for resale                 10.5    10.8     84.8    97.6
Operation and maintenance                71.0    52.3    164.8   163.4
Depreciation and amortization            32.4    31.5     96.9    94.0
Amortization of regulatory assets, net    5.3     4.6     14.2    12.6
General taxes                            33.8    33.5    101.9   100.4
Interest expense                         22.5    20.3     66.2    64.0
                                       ------  ------   ------  ------
     Total Expenses                     246.5   212.5    727.7   697.7
                                       ------  ------   ------  ------
Income Before Income Taxes               76.4    73.1    247.5   219.4

Income taxes                             31.3    28.8     96.7    79.6
                                       ------  ------   ------  ------
Net Income                               45.1    44.3    150.8   139.8

Preferred dividends                       0.2     0.2      0.7     0.7
                                       ------  ------   ------  ------
Earnings on Common Stock               $ 44.9  $ 44.1   $150.1  $139.1
                                       ======  ======   ======  ======

Comprehensive Income                   $ 41.2  $ 49.0   $158.4  $146.2


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company

                                                    Nine Months Ended
                                                      September 30
                                                    -----------------
                                                     1998       1997
                                                     ----       ----
                                                      --millions--
Operating Activities
--------------------
  Cash received from utility customers             $966.4     $940.7
  Other operating cash receipts                       8.4        7.2
  Cash paid for:
     Fuel and purchased power                      (204.1)    (173.2)
     Purchased gas                                 (109.4)    (128.7)
     Operation and maintenance labor                (60.8)     (60.2)
     Nonlabor operating expenditures               (120.2)    (116.5)
     Interest                                       (70.2)     (68.6)
     Income taxes                                   (77.0)     (43.1)
     Property, excise and payroll taxes            (112.5)    (108.8)
                                                   ------     ------
  Net cash provided by operating activities         220.6      248.8

Investing Activities
--------------------
  Property expenditures                             (71.2)     (76.3)
  Other activities                                  (83.3)     (33.1)
                                                   ------     ------
  Net cash used for investing activities           (154.5)    (109.4)

Financing Activities
--------------------
  Dividends paid on common stock                   (210.1)     (86.9)
  Issuance (retirement) of short-term debt           86.7       (4.0)
  Parent company capital contribution                49.0         -
  Retirement of long-term debt                       (0.4)     (40.4)
  Dividends paid on preferred stock                  (0.7)      (0.7)
                                                   ------     ------
  Net cash used for financing activities            (75.5)    (132.0)

Cash and temporary cash investments--
-----------------------------------
  Net change                                         (9.4)       7.4
  Balance at beginning of period                     11.8        2.1
                                                   ------     ------
  Balance at end of period                         $  2.4     $  9.5
                                                   ======     ======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company


                                                       At            At
                                                  September 30,  December 31,
                                                      1998          1997
                                                  -------------  ------------
                                                          --millions--

ASSETS

Property                                            $3,653.2      $3,587.8

Less--
  Accumulated depreciation and amortization         (1,445.2)     (1,355.8)
                                                    --------      --------
     Net property                                    2,208.0       2,232.0
                                                    --------      --------
Current Assets
--------------
Cash and temporary cash investments                      2.4          11.8
Accounts receivable, less provision for
  uncollectible accounts                               188.6         205.8
Inventories, at average cost                            94.6          87.1
Deferred property and excise taxes                      49.7          91.9
Other                                                   27.6          61.4
                                                    --------      --------
  Total current assets                                 362.9         458.0
                                                    --------      --------
Other Assets
------------
Financial assets                                       206.7         111.1
Income taxes recoverable through future revenues       197.3         208.2
Regulatory assets                                      102.6         116.7
Other                                                  202.2         200.8
                                                    --------      --------
  Total other assets                                   708.8         636.8
                                                    --------      --------
Total Assets                                        $3,279.7      $3,326.8
                                                    ========      ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                  The Dayton Power and Light Company


                                                       At            At
                                                  September 30,  December 31,
                                                      1998          1997
                                                  -------------  ------------
                                                          --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholder's equity--
  Common stock                                      $    0.4     $    0.4
  Other paid-in capital                                788.2        739.1
  Accumulated other comprehensive income                27.9         20.3
  Earnings reinvested in the business                  461.0        521.0
                                                    --------     --------
     Total common shareholder's equity               1,277.5      1,280.8

Preferred stock                                         22.9         22.9
Long-term debt                                         885.6        886.0
                                                    --------     --------
     Total capitalization                            2,186.0      2,189.7
                                                    --------     --------
Current Liabilities
-------------------
Short-term debt                                        167.6         81.0
Accounts payable                                        74.1        124.2
Accrued taxes                                          100.4        157.8
Accrued interest                                        14.7         20.7
Other                                                   31.8         42.3
                                                    --------     --------
     Total current liabilities                         388.6        426.0
                                                    --------     --------

Deferred Credits and Other
--------------------------
Deferred taxes                                         494.2        500.5
Unamortized investment tax credit                       70.0         72.2
Other                                                  140.9        138.4
                                                    --------     --------
     Total deferred credits and other                  705.1        711.1
                                                    --------     --------
Total Capitalization and Liabilities                $3,279.7     $3,326.8
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                              Three Months       Nine Months
                                                 Ended              Ended
                                              September 30       September 30
                                              -------------      -------------
                                              1998     1997      1998     1997
                                              ----     ----      ----     ----

Electric
--------
Sales (millions of kWh)--
  Residential                                1,361    1,141     3,689    3,551
  Commercial                                   982      953     2,688    2,604
  Industrial                                 1,202    1,244     3,500    3,526
  Other                                      1,130      968     3,466    2,611
                                           -------  -------   -------  -------
        Total                                4,675    4,306    13,343   12,292

Revenues (thousands of dollars)--
  Residential                              121,273  102,024   323,317  304,323
  Commercial                                64,264   59,801   182,444  174,188
  Industrial                                60,253   59,633   172,171  167,462
  Other                                     50,490   39,134   143,922  102,430
                                           -------  -------   -------  -------
        Total                              296,280  260,592   821,854  748,403

Other Electric Statistics--
  Average price per kWh-retail and
    wholesale customers (cents)               6.23     5.97      6.05     6.01
  Fuel cost per net kWh generated (cents)     1.25     1.27      1.27     1.27
  Electric customers at end of period      488,110  481,200   488,110  481,200
  Average kWh use per residential customer   3,127    2,654     8,481    8,260
  Peak demand-maximum one hour
    use (mw), (net)                          3,007    2,848     3,007    2,848

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                              Three Months        Nine Months
                                                 Ended              Ended
                                              September 30       September 30
                                              -------------      -------------
                                              1998     1997      1998     1997
                                              ----     ----      ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                                2,056    2,006    16,119   19,035
  Commercial                                   798      835     4,894    6,039
  Industrial                                   159      164     1,329    1,729
  Transported gas and other                  3,197    3,305    14,601   15,418
                                           -------  -------   -------  -------
     Total                                   6,210    6,310    36,943   42,221

Revenues (thousands of dollars)--
  Residential                               15,132   15,074    92,610  106,540
  Commercial                                 4,498    4,601    25,516   30,824
  Industrial                                   797      725     6,525    8,092
  Transported gas and other                  2,498    2,940    18,763   16,384
                                           -------  -------   -------  -------
     Total                                  22,925   23,340   143,414  161,840

Other Gas Statistics--
  Average price MCF-retail customers
    (dollars)                                 6.80     6.74      5.55     5.39
  Gas customers at end of period           302,628  297,458   302,628  297,458

Degree Days (based on calendar month)--
  Heating                                       29      111     2,905    3,729
  Cooling                                      724      486     1,070      669

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The Company's earnings on common stock for the third quarter of 1998 were $44.9 million, up $0.8 million from quarterly earnings a year ago. Year-to-date earnings were $150.1 million, up $11.0 million from the same period in 1997. Retail sales of electricity increased 6% for the quarter due to the healthy West Central Ohio economy as well as more normal summer temperatures.

     The financial condition and results of operations for the third quarter and nine months ended September 30, 1998 and 1997 are discussed below.



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

     As of September 30, 1998, the Company's cash and temporary cash investment balance was $2.4 million. In addition, $206.7 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of September 30, 1998, DPL Inc. had no outstanding borrowings under this Credit Agreement. The Company has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. The Company has $97 million available in short-term informal lines of credit. As of September 30, 1998, the Company had $79.0 million of these informal lines outstanding and $87.3 million in commercial paper outstanding.

     The Company anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1998-2002.

Results of Operations
---------------------

     Utility service revenues increased by $35.3 million and $54.3 million, respectively, for the third quarter and nine months ended September 30, 1998. Electric revenues increased $35.7 million in the third quarter and $73.5 million year-to-date due to increased sales to residential customers and other utilities. Gas revenues were lower year-to-date due to mild weather.

     Fuel and purchased power increased $11.5 million and $33.2 million, respectively, from the third quarter and year-to-date last year as a result of increased retail and wholesale sales.

     Gas purchased for resale in the third quarter 1998 decreased
$0.3 million compared to the same quarter 1997 and $12.8 million compared to year-to-date 1997. Lower sales due to milder weather caused the variations.

     Operation and maintenance expense increased from last year by $18.7 million for the third quarter and $1.4 million year-to-date. For the quarter, the increase was due to higher benefit costs, software development costs, and production expenditures, which were partially offset by lower insurance and claims costs. The year-to-date variation was due to higher benefit costs and software development costs. Lower insurance and claims costs as well as Company-wide cost containment efforts offset the year-to-date variation.

     Income taxes increased $2.5 million and $17.1 million, respectively, from the third quarter and year-to-date 1997 primarily due to higher taxable income.


Issues and Financial Risks
--------------------------

     This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involved risks and uncertainties. Although the Company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. The Company undertakes no obligation to re-publish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The information systems of the Company, like those of most companies, will be affected to some extent by the year 2000 ("Y2K"). The Company has implemented a plan to remediate Y2K problems in
critical areas by the end of the second quarter, 1999.    This
includes all information technology systems, as well as embedded technology. The Company has inventoried its applications and equipment, is determining which of those are non-compliant, and is simultaneously remediating those situations. The four phases of the Company's plan - inventory, assess for compliance, remediate and test - are in various stages of completion. The Company does not have to complete one phase to begin the next. Remediation is being accomplished by a combination of methods. In some cases equipment or software is being modified while in others it is being replaced.

     The Company estimates that the cost of remediation for Y2K issues including hardware and software modifications and consultant expenditures is $15,000,000. Some of the Company's information technology systems were already scheduled for replacement and are not included in this amount, since the scheduled replacement was not accelerated to allow compliance with Y2K needs.

     The Company is working closely with other members of the utility industry to assure the smooth transition. Telecommunications are needed for monitoring and control of power systems. Also, the extent of interdependence among electrical systems creates uncertainty. These issues affect each utility in the industry and the Company is working with other utilities, as well as industry and regulatory groups to ensure that problems are understood and solutions are shared. Among other groups, the Company is involved with the Y2K efforts of the Electric Power Research Institute, the North American Reliability Council, and the Edison Electric Institute.

                     Part II.  Other Information


Item 5. Other Information.
        -----------------

Rate Regulation and Government Legislation
------------------------------------------

     In January 1997, a twelve member Joint Committee of the Ohio Senate and House of Representatives was created to explore and possibly draft retail wheeling legislation. The Committee has conducted hearings to gather information from energy companies, regulators, customers and industry experts. The Committee co-chairs issued a draft report on January 6, 1998 recommending opening the electric generation market, in the future, to competition for all Ohio consumers. On March 26, 1998, the Committee co-chairs introduced an electric deregulation Bill that reflected the recommendations contained in their report. On September 16, 1998, the Company and the three other major investor owned utilities in Ohio presented a comprehensive electric utility restructuring Bill to a working group of the Committee. The Company is participating in the Committee's working group to discuss the restructuring process. Due to the prospects for legislation that would restructure the electric utility industry, the Company will continue to evaluate its portfolio of assets to prepare for opportunities in the deregulated environment.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                       (Registrant)




Date:  November 16, 1998     /s/James P. Torgerson
       -----------------     ----------------------------------
                             James P. Torgerson
                             Vice President, CFO and Treasurer




Date:  November 16, 1998     /s/Paul R. Anderson
       -----------------     -----------------------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)