Form 10-K
period 1998-12-31
DAYTON POWER & LIGHT CO
filed 1999-03-30
CIK 27430

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998
                               OR
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

Number of shares of registrant's common stock outstanding as of February 26, 1999, all of which were held by DPL Inc., was 41,172,173.

PART I

Item 1 - Business*
------------------------------------------------------------------------------
                          THE COMPANY

     The Dayton Power and Light Company (the "Company") is a public utility incorporated under the laws of Ohio in 1911. The Company sells electricity and natural gas to residential, commercial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for the Company's 24 county service area is generated at eight power plants and is distributed to 490,000 retail customers. Natural gas is provided to 305,000 customers in 16 counties. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. The Company's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1998, electric revenues increased 6% due to higher sales to other public utilities and commercial business customers. Gas utility revenues decreased 13% in 1998 due to the effects of milder weather. Gas purchased for resale by the utility decreased 15% primarily due to milder weather. During 1998, cooling degree days were 21% above the twenty year average and 52% above 1997. Heating degree days in 1998 were 18% below the thirty year average and 21% below 1997. Sales patterns will change in future years as weather and the economy fluctuate. The Company employed 2,482 persons as of December 31, 1998, of which 2,062 are full-time employees and 420 are part-time employees.

     All of the outstanding shares of common stock of the Company are held by DPL Inc., which became the Company's corporate parent, effective April 21, 1986. Subsidiaries of the Company include MacGregor Park, Inc., an owner and developer of real estate and MVE, Inc., which provides support services to DPL Inc. and its subsidiaries.

     The Company's principal executive and business office is located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937) 224-6000.



* Unless otherwise indicated, the information given in "Item 1 - Business" is current as of March 29, 1999. No representation is made that there have not been subsequent changes to such information.

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

     The Company provides transmission and wholesale electric service to twelve municipal customers which distribute electricity within their corporate limits. In 1994, eleven of these municipal customers signed new twenty-year Power Service Agreements ("PSAs") that were approved by the Federal Energy Regulatory Commission ("FERC"), in June 1995. The twelfth municipal customer signed a ten-year agreement, approved by FERC in February 1995, that allows the Company to supply 97% of its power requirements. In addition to these municipal customers, the Company maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 1998.

     The PSAs provide, among other things, for the sale of firm power by the Company to the municipals on specified terms. However, the parties disagree in their interpretation of the specified terms. After failing to resolve this dispute through non-binding mediation, the Company filed suit against the eleven municipals on December 28, 1998 seeking, among other things, a declaration that the municipals are not entitled to the Company's firm power on the terms that they assert. This dispute is not expected to result in a material impact on the Company's financial position.

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

     On December 24, 1996, the PUCO issued a Finding and Order adopting conjunctive electric service ("CES") guidelines and directing utilities to file tariffs regarding CES service. CES programs enable customers to aggregate for cost of service, rate
design, rate eligibility and billing purposes.   On December 30,
1998, the PUCO approved the Company's CES tariff, with an effective date of January 4, 1999. Implementation of this program is essentially revenue neutral.

     On March 26, 1998, a twelve member Joint Committee of the
Ohio Senate and House of Representatives, created to explore and possibly draft retail wheeling legislation, introduced an electric deregulation Bill which expired at year end. On September 16, 1998, the Company and the three other major investor owned utilities in Ohio presented a comprehensive electric utility restructuring Bill to a working group of the Committee. In March 1999, a group of legislators released to the public a draft outline for restructuring. The Company continues to participate in the Joint Committee's working group to address issues pertaining to restructuring the electric industry, including taxes. Due to the prospects for legislation that would restructure the electric utility industry, the Company will continue to evaluate its portfolio of assets to prepare for opportunities in the deregulated environment. However, the ultimate outcome for electric restructuring legislation in Ohio is uncertain at this time.

     On April 24, 1996, FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In its orders, FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. Both in 1997 and 1998, the Company reached an agreement in principle with staff and intervenors in pending tariff cases. The Company's revenues from customers will not be materially impacted by the final resolution of these cases.

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

     On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service related functions effective July 1, 1999. The Company expects to substantially comply with these standards.

     General deregulation of the natural gas industry has continued to influence market competition as the driving force behind natural gas procurement. The evolution of an efficient natural gas spot market in combination with open-access interstate transportation pipelines has provided the Company, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall performance and economics. Therefore, demand for natural gas purchased from the Company or purchased elsewhere and transported to the end-use customer by the Company could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For the Company, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

        CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY

Construction Program
--------------------
     Construction additions were $111 million, $109 million, and $124 million in 1998, 1997 and 1996 respectively. The capital program for 1999 consists of construction costs of approximately
$80 million.

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

Financing Program
-----------------
     At year-end 1998, cash and temporary cash investments were $2 million, and debt and equity financial assets were $232 million. Cash and financial assets are held with a view towards investing in future opportunities in the industry. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

     On March 19, 1999, the Company published a Notice of Intention to Redeem on April 19, 1999 a series of First Mortgage Bonds in the principal amount of $225 million with an interest rate of 8.40%. In early April, DPL Inc. expects to close on a private placement issuance of $500 million of Senior Notes Due 2004, with an interest rate of 6.32%. The proceeds will be used to redeem the 8.40% Series First Mortgage Bonds, and for general corporate purposes.

     In December 1997, the Company redeemed a series of first mortgage bonds in the principal amount of $40 million with an interest rate of 8.0%. The bonds had been scheduled to mature in 2003. Another series of first mortgage bonds in the principal amount of $40 million matured in 1997. In December 1996, the Company redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998. Sinking fund payments for the five years ended 2003 are $2 million.

     DPL Inc. and its subsidiaries have $300 million available through revolving credit agreements with a consortium of banks.
One agreement, for $200 million, expires in 2002 and the other, for $100 million, expires in 2000. At year-end 1998, DPL Inc.
had no outstanding borrowings under these credit agreements. The Company also has $97 million available in short-term lines of credit. The Company had $81 million and $10 million outstanding from these lines of credit at year-end 1998 and 1997 respectively, and $99 million and $70 million in commercial paper outstanding at year-end 1998 and 1997, respectively.

     Under the Company's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, or (ii) 100% of retired First Mortgage Bonds. The Company anticipates that it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

     The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under the Company's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

     The Company's present winter generating capability is 3,371,000 KW. Of this capability, 2,843,000 KW (approximately
84%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

     The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by the Company. The Company's all-time net peak load was 3,007,000 KW, occurring in July 1998. The present summer generating capability is 3,264,000 KW.

                          GENERATING FACILITIES
                                                                   MW Rating
                                                                --------------
                                  Operating                     Company
Station              Ownership*    Company    Location          Portion  Total
------------------------------------------------------------------------------
Coal Units
----------
Hutchings                W         Company    Miamisburg, OH      371      371
Killen                   C         Company    Wrightsville, OH    402      600
Stuart                   C         Company    Aberdeen, OH        820    2,340
Conesville-Unit 4        C         CSP        Conesville, OH      129      780
Beckjord-Unit 6          C         CG&E       New Richmond, OH    210      420
Miami Fort-Units 7&8     C         CG&E       North Bend, OH      360    1,000
East Bend-Unit 2         C         CG&E       Rabbit Hash, KY     186      600
Zimmer                   C         CG&E       Moscow, OH          365    1,300

Combustion Turbines or Diesel
-----------------------------
Hutchings                W         Company    Miamisburg, OH       33       33
Yankee Street            W         Company    Centerville, OH     138      138
Monument                 W         Company    Dayton, OH           12       12
Tait                     W         Company    Dayton, OH           10       10
Sidney                   W         Company    Sidney, OH           12       12
Tait Gas Turbine 1       W         Company    Moraine, OH         100      100
Tait Gas Turbine 2       W         Company    Moraine, OH         102      102
Tait Gas Turbine 3       W         Company    Moraine, OH         102      102
Killen                   C         Company    Wrightsville, OH     16       24
Stuart                   C         Company    Aberdeen, OH          3       10

* W = Wholly Owned
  C = Commonly Owned

     In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. The Company has several interconnections with other companies for the purchase, sale and interchange of electricity.

     The Company derived over 99% of its electric output from coal-fired units in 1998. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

     The Company estimates that approximately 65-85% of its coal requirements for the period 1999-2003 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. The Company has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

     The prices to be paid by the Company under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

     The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was
1.30 cents in 1998, 1.31 cents in 1997 and 1.29 cents in 1996.
Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                  GAS OPERATIONS AND GAS SUPPLY

     The Company has long-term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR"), Texas Gas Transmission Corporation ("Texas Gas"), Panhandle Eastern Pipe Line Company ("Panhandle"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation for varying terms, up to late 2004. Along with firm transportation services, the Company has approximately 14 billion cubic feet of firm storage service with various pipelines.

     In addition, the Company is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide the Company the opportunity to purchase competitively-priced natural gas supplies and pipeline services. The Company purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1998, firm agreements provided approximately 50% of total supply, with the remaining supplies purchased on a spot/short-term basis.

     In 1998, the Company purchased natural gas at an average price of $3.22 per MCF, compared to $3.45 per MCF in 1997 and 1996. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in the Company's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

     The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. The Company has an approved tariff and provides transportation service to approximately 300 end-use customers, delivering a total quantity of nearly 18,000,000 MCF per year.

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

     On June 18, 1996, Ohio Governor Voinovich signed into law House Bill 476 which allows for alternate natural gas rate plans and exemption from PUCO jurisdiction for some gas services, and establishes a code of conduct for natural gas distribution companies. Final rules were issued on March 12, 1997.

     Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL Inc. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service. Additionally, the legislation
(i) requires PUCO approval of certain transactions and transfers of assets between public utilities and entities within the same holding company system, and (ii) prohibits...

 ...investments by a holding company in subsidiaries which are not public utilities in an amount in excess of 15% of the aggregate capitalization of the holding company on a consolidated basis at the time such investments are made.

     Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current revenues.
In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $2.8 million per year over the projected life of the asset.

     A 1992 PUCO-approved settlement agreement for the phase-in plan and demand-side management ("DSM") programs, as updated in 1995, provides for accelerated recovery of DSM costs and, thereafter, production plant costs to the extent that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose. In 1998, amortization of regulatory assets included an additional $10.4 million of accelerated cost recovery.

Regulatory deferrals on the balance sheet were:

                              Dec. 31    Dec. 31
                                1998       1997
                                 --millions--
------------------------------------------------
Phase-in                      $ 12.9      $ 30.6
DSM                             19.6        33.6
Deferred interest - Zimmer      49.7        52.5
Income taxes recoverable
 through future revenues       195.5       208.2
                              ------      ------
 Total                        $277.7      $324.9
                              ======      ======


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

     The Company initiated a competitive bidding process in January 1993 for the construction of electric peaking capacity and energy. On March 7, 1994, the OPSB approved the Company's applications for up to three combustion turbines and two natural gas supply lines for the proposed site. The first combustion turbine began operation on June 1, 1995, a second unit began operation on December 23, 1996 and a third unit began operation on December 15, 1998. All three units are available for full operation.

     In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. On June 1, 1998 and June 15, 1998, respectively, the Company filed its natural gas and electric LTFR with the PUCO. An IRP filed as part of the electric LTFR included plans for the construction of a series of combustion turbine generating units.

     On January 25, 1996, Ohio Governor Voinovich reappointed Chairman Craig A. Glazer to the PUCO for a five-year term which commenced on April 11, 1996 and will extend until April 10, 2001. Robert Taft was elected Governor of Ohio in 1998. On February 2, 1999, Governor Taft appointed Alan Schriber to a five-year term with the PUCO that expires April 2004, and designated him PUCO Chairman. Alan Schriber will replace Commissioner Jolynn Butler and is expected to begin serving April 11, 1999.

     On February 7, 1997, Governor Voinovich appointed Judith A.
Jones, a Toledo City Councilwoman, to the PUCO replacing
Commissioner Richard Fanelly.  Her five-year term commenced
April 11, 1997 and will extend until April 10, 2002.

     On October 15, 1997 PUCO Commissioner David Johnson announced his resignation effective November 30, 1997. Commissioner Johnson was serving a term that would have expired in April 1998. On January 27, 1998, Governor Voinovich appointed Donald L. Mason, a senior management official with the Ohio Department of Natural Resources, to replace Commissioner Johnson. His five-year term will expire on April 10, 2003.

                  ENVIRONMENTAL CONSIDERATIONS

     The operations of the Company, including the commonly owned facilities operated by the Company, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The Company expended $5 million for environmental control facilities during 1998. The possibility exists that current environmental regulations could be revised which could change the level of estimated construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY.

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

     The Company's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993 and, on November 9, 1995, the PUCO approved the continued appropriateness of the ECP. Phase I requirements were met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the Act were approximately $5.5 million. Phase II requirements are being met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal 1% to 2% approximate price impact. Costs to comply with the Act are eligible for recovery in fuel hearings and other regulatory proceedings.

     In September 1998, the United States Environmental
Protection Agency ("U.S. EPA") issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the Clean Air Act. The modified SIPs are likely to result in further NOx reduction requirements placed on coal-fired generating units by 2003. The Company's total capital expenditures in order to meet these NOx requirements are estimated to be approximately $175 million over the next five years. The Company is part of a utility trade group that has filed a lawsuit against the U.S. EPA challenging this rule.

Land Use
--------
     The Company and numerous other parties have been notified by the U.S. EPA or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRPs") for clean-up at four superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio; the United Scrap Lead Site in Miami County, Ohio; the Powell Road Landfill in Huber Heights, Montgomery County, Ohio; and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

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

     The Company received notification from the U.S. EPA in September 1987 for the United Scrap Lead Site. The Company is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. In October 1998, the U.S. District Court approved a settlement involving the Company and issued an Order barring any claims against the settling parties. Through the settlement, the Company resolved its potential liability with no material impact.

     The Company and numerous other parties received notification from the U.S. EPA on May 21, 1993 that it considers them PRPs for clean-up of hazardous substances at the Powell Road Landfill Site in Huber Heights, Ohio. The Company joined the PRP group for the site. In late January 1998, the U.S. EPA approved a settlement that included the Company. Through the settlement, the Company resolved its potential liability with no resulting material impact.

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

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                       ELECTRIC OPERATIONS

                                              Years Ended December 31
                                           ------------------------------
                                           1998         1997         1996
-------------------------------------------------------------------------
Electric Output (millions of kWh)
  General -
     Coal-fired units                    16,853       16,246       16,142
     Other units                            101           52           21
  Power purchases                         1,475        1,239        1,098
  Exchanged and transmitted power             -            -           (1)
  Company use and line losses              (947)        (928)        (946)
                                     ----------   ----------   ----------
     Total                               17,482       16,609       16,314
                                     ==========   ==========   ==========
Electric Sales (millions of kWh)
  Residential                             4,790        4,788        4,924
  Commercial                              3,518        3,408        3,407
  Industrial                              4,655        4,749        4,540
  Public authorities and railroads        1,360        1,330        1,392
  Private utilities and wholesale         3,158        2,334        2,051
                                     ----------   ----------   ----------
     Total                               17,481       16,609       16,314
                                     ==========   ==========   ==========
Electric Customers at End of Period
  Residential                           437,674      433,563      428,973
  Commercial                             44,716       43,923       43,381
  Industrial                              1,909        1,881        1,858
  Public authorities and railroads        5,838        5,736        5,651
  Other                                      43           42           29
                                     ----------   ----------   ----------
     Total                              490,180      485,145      479,892
                                     ==========   ==========   ==========
Operating Revenues (thousands)
  Residential                        $  419,948   $  409,857   $  422,876
  Commercial                            242,526      234,206      236,598
  Industrial                            228,685      225,775      222,941
  Public authorities and railroads       76,686       74,018       78,140
  Private utilities and wholesale        86,485       53,598       43,730
  Other                                  18,651       12,523       12,115
                                     ----------   ----------   ----------
     Total                           $1,072,981   $1,009,977   $1,016,400
                                     ==========   ==========   ==========
Residential Statistics (per
 customer-average)
  Sales - kWh                            10,999       11,120       11,537
  Revenue                            $   964.40   $   951.90   $   990.89
  Rate per kWh (month of December)
   (cents)                                 8.43         8.10         7.91

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                         GAS OPERATIONS

                                              Years Ended December 31
                                           --------------------------------
                                           1998         1997         1996
---------------------------------------------------------------------------
Gas Output (thousands of MCF)
  Direct market purchases                36,497       43,808       46,696
  Liquefied petroleum gas                     3           66           90
  Company use and unaccounted for          (912)      (1,016)        (676)
  Transportation gas received            18,125       19,182       17,587
                                       --------     --------     --------
     Total                               53,713       62,040       63,697
                                       ========     ========     ========
Gas Sales (thousands of MCF)
  Residential                            24,877       29,277       31,087
  Commercial                              7,433        9,567        9,424
  Industrial                              1,916        2,520        3,404
  Public authorities                      1,699        2,153        2,829
  Transportation gas delivered           17,788       18,523       16,953
                                       --------     --------     --------
     Total                               53,713       62,040       63,697
                                       ========     ========     ========
Gas Customers at End of Period
  Residential                           279,784      276,189      272,616
  Commercial                             22,491       22,298       22,085
  Industrial                              1,441        1,396        1,331
  Public authorities                      1,509        1,475        1,463
                                       --------     --------     --------
     Total                              305,225      301,358      297,495
                                       ========     ========     ========
Operating Revenues (thousands)
  Residential                          $138,802     $160,279     $156,709
  Commercial                             38,243       48,302       44,092
  Industrial                              9,291       11,867       14,110
  Public authorities                      8,230       10,311       12,013
  Other                                  16,640       12,948       11,660
                                       --------     --------     --------
     Total                             $211,206     $243,707     $238,584
                                       ========     ========     ========
Residential Statistics (per
 customer-average)
  Sales - MCF                              89.6        107.0        114.8
  Revenue                              $ 499.94     $ 585.63     $ 578.68
  Rate per MCF (month of December)     $   5.31     $   5.20     $   5.13

Item 2 - Properties
------------------------------------------------------------------------------
Electric
--------
     Information relating to the Company's electric properties is contained in Item 1 - BUSINESS, THE COMPANY (page I-1),
CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY (pages I-4 and
I-5), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 and I-7) and
Item 8 - Notes 2 and 5 of Notes to Consolidated Financial
Statements on pages II-16 and II-20, respectively, which pages are incorporated herein by reference.


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


Item 3 - Legal Proceedings
------------------------------------------------------------------------------
     Information relating to legal proceedings involving the Company is contained in Item 1 - BUSINESS, THE COMPANY (page I-1), COMPETITION
(Pages I-2 through I-4), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 and I-7), GAS OPERATIONS AND GAS SUPPLY (pages I-7 and I-8), RATE
REGULATION AND GOVERNMENT LEGISLATION (pages I-8 through I-10),
ENVIRONMENTAL CONSIDERATIONS (pages I-11 and I-12) and Item 8 - Note 2 of Notes to Consolidated Financial Statements on page II-16, which pages are incorporated herein by reference.


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

Item 7 - Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations
------------------------------------------------------------------------------
                 The Dayton Power and Light Company

Performance Highlights                     1998      1997      1996
-------------------------------------------------------------------
CAPITAL INVESTMENT PERFORMANCE:

Capital Structure (millions)
     Common shareholder's equity       $1,273.0   1,280.8   1,217.5
     Preferred stock                   $   22.9      22.9      22.9
     Long-term debt                    $  885.6     886.0     926.3
                                       --------   -------   -------
       Total                           $2,181.5   2,189.7   2,166.7

OPERATING PERFORMANCE:

Electric--
  Sales (millions of kWh)
     Residential                          4,790     4,788     4,924
     Commercial                           3,518     3,408     3,407
     Industrial                           4,655     4,749     4,540
     Other                                4,518     3,664     3,443
                                       --------   -------   -------
       Total                             17,481    16,609    16,314

  Revenues (millions)
     Residential                       $  419.9     409.9     422.9
     Commercial                        $  242.5     234.2     236.6
     Industrial                        $  228.7     225.8     222.9
     Other                             $  181.9     140.1     134.0
                                       --------   -------   -------
       Total                           $1,073.0   1,010.0   1,016.4

Average price per kWh-retail and
 wholesale customers (calendar year)
 (cents)                                   6.03      6.01      6.16

Gas--
  Sales (thousands of MCF)
     Residential                         24,877    29,277    31,087
     Commercial                           7,433     9,567     9,424
     Industrial                           1,916     2,520     3,404
     Other                               19,487    20,676    19,782
                                       --------   -------   -------
       Total                             53,713    62,040    63,697

Revenues (millions)
     Residential                       $  138.8     160.3     156.7
     Commercial                        $   38.2      48.3      44.1
     Industrial                        $    9.3      11.9      14.1
     Other                             $   24.9      23.2      23.7
                                       --------   -------   -------
       Total                           $  211.2     243.7     238.6

Average price per MCF - total
 (calendar year)                       $   3.93      3.93      3.75

Results of Operations
---------------------
     The 1998 earnings on common stock were $169 million compared to $171 million in 1997 and $164 million in 1996.

     In 1998, electric revenues increased 6% due to higher sales to other public utilities and commercial business customers.
Fuel and purchased power expense increased 13% primarily related to higher sales. In 1997, a 3% decline in electric residential sales resulted in slightly lower revenue, which offset a 3% increase in sales to business customers and higher sales to other public utilities.

     Utility gas revenues and gas purchased for resale in 1998 decreased 13% and 15%, respectively, due to the effects of milder weather. Gas utility revenues increased 2% in 1997 due to increased sales to business customers.

     Operation and maintenance expense decreased 3% in 1998 due to lower insurance, claims and production maintenance costs.
These decreases were partially offset by increased compensation and benefit expense and higher electric distribution maintenance. Operation and maintenance expense decreased 5% in 1997 due to cost containment efforts and lower actuarially-determined benefit expense.

     Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current revenues.
Once the phase-in balance is fully recovered, the 1992 stipulation provides that revenues will be used for accelerated recovery of production plant costs. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $3 million per year over the projected life of the asset.

     A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 allowed accelerated recovery of demand-side management costs and, thereafter, production plant costs to the extent that the Company return on equity exceeds a baseline 13%. If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose. In 1998, amortization of regulatory assets included an additional $10 million of accelerated cost recovery.

     Depreciation and amortization expense increased 3% in 1998 and 1997 as a result of increased depreciable assets.

     General taxes increased 2% in 1998 and 3% in 1997 as a result of higher property taxes from additional property.

     Interest expense increased 3% in 1998 due to higher short-term debt. Interest expense declined 3% in 1997 primarily due to the redemption of first mortgage bonds.


Credit Ratings
--------------
     The Company's senior debt credit ratings are as follows:

               Duff & Phelps                 AA
               Standard & Poor's             AA-
               Moody's Investors Service     Aa3

     Each rating has been affirmed by its respective rating agency. Moody's Investors Service upgraded the Company's senior debt credit rating three times from 1992-1995. Duff & Phelps and Standard & Poor's both upgraded the Company's senior debt credit ratings in 1994. The credit ratings are the highest the Company has achieved since 1974, and they are all considered investment grade.

Construction Program and Financing
----------------------------------
     Construction additions were $111 million, $109 million, and $124 million in 1998, 1997 and 1996, respectively. The capital program for 1999 consists of construction costs of approximately
$80 million.

     During 1998, total cash provided by operating activities was $294 million. At year-end, cash and temporary cash investments were $2 million, and debt and equity financial assets were $232 million. Cash and financial assets are held with a view towards investing in future opportunities in the industry.

     In December 1997, the Company redeemed a series of first mortgage bonds in the principal amount of $40 million with an interest rate of 8.0%. The bonds had been scheduled to mature in 2003. Another series of first mortgage bonds in the principal amount of $40 million matured in 1997. In December 1996, the Company redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998. Sinking fund payments for the five years ending 2003 are $2 million.

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

     In addition, DPL Inc. has revolving credit agreements which allow total borrowings by DPL Inc. and its subsidiaries of $300 million. At year-end 1998, DPL Inc. had no outstanding borrowings under these credit agreements.

     The Company also has $97 million available in short-term lines of credit. The Company had $81 million and $10 million outstanding from these lines of credit for year-end 1998 and 1997 respectively, and $99 million and $70 million in commercial paper outstanding for year-end 1998 and 1997, respectively.


Issues and Financial Risks
---------------------------
     This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond the Company's control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules and adverse economic conditions.

     Computer applications of many companies may not properly recognize dates beginning with the year 2000. This "Y2K" issue, if not corrected, could cause disruptions in information technology systems and operating control systems.

     The Company has implemented a plan to identify and correct Y2K issues in its computer applications. This plan includes:
(1) evaluation of applications and systems, (2) assessment of Y2K errors, (3) correction of errors, and (4) testing of applications and systems. At year end, the evaluation and assessment phases are substantially complete. The correction and testing phases continue on schedule and are expected to be completed in the third quarter of 1999. The estimated cost of this corrective action is $20 million, and includes modification and replacement of hardware and software.

     The electric industry relies on computer applications to monitor and control interdependent power systems. These systems are also susceptible to Y2K problems. The utility industry has organized work groups to identify and solve potential problems. The Company is evaluating the possibility of Y2K disruptions in the industry and is adopting proper contingency plans.

     The U.S. EPA and Ohio EPA have notified numerous parties, including the Company, that they are considered "Potentially Responsible Parties" for clean up of two hazardous waste sites in Ohio. The U.S. EPA has estimated total costs of under $10 million for its preferred clean-up plans at one of these sites. The Ohio EPA has not provided an estimated cost for the second site. During 1998, the Company settled its...

 ...potential liability for two other sites at a minimal cost. The final resolution of the remaining investigations will not have a material effect on the Company's financial position, earnings or cash flow.

     In September 1998, the U.S. EPA issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the Clean Air Act. The modified SIPs are likely to result in further NOx reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, the Company's total capital expenditures are estimated to be approximately $175 million over the next five years.

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

     Restructuring of the electric utility industry continued to evolve in 1998. Legislative proposals have been introduced in Congress and in Ohio concerning electric wholesale and retail wheeling which are designed to increase competition. These factors increase the risk that the Company's production plant and/or regulatory assets may not be fully recovered in rates and that future cash flows and operating results may be adversely impacted.

     The Company is part of a legislative work group addressing issues pertaining to restructuring the electric industry, including taxes. In September 1998, the major Ohio electric utilities, including the Company, offered a comprehensive restructuring proposal.

     In 1996 and 1997, FERC issued orders creating a more competitive wholesale electric power market. These orders required all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. In 1997, the Company reached an agreement in principle with staff and intervenors in its first pending tariff case and filed a subsequent case based on an updated test year. In December 1998, the Company reached an agreement in principle with staff and intervenors in the second pending tariff case.

                  Income Statement Highlights

$ in Millions                               1998     1997     1996
------------------------------------------------------------------
Electric utility:
  Revenues                                $1,073   $1,010   $1,016
  Fuel and purchased power                   257      227      234
                                          ------   ------   ------
     Net revenues                            816      783      782

Gas utility:
  Revenues                                   211      244      239
  Gas purchased for resale                   128      151      145
                                          ------   ------   ------
     Net revenues                             83       93       94

Other income                                  16       14        9
Operation and maintenance expense            249      256      270
Amortization of regulatory assets, net        33       21       20
Income taxes                                 113      100       98
Earnings on common stock                     169      171      164


Item 7A - Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------------
     The carrying value of the Company's debt, which consists of first mortgage bonds, guaranteed air quality development obligations, commercial paper and lines of credit, was $1,067.3 million at December
31, 1998. The fair value of this debt, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities, was $1,152.5 million at December 31, 1998.

     The carrying value and fair value of short-term debt was $181.2 million at December 31, 1998. The interest expense risk related to this debt was estimated to be approximately an increase/decrease of $0.7 million if the weighted average cost for each quarter increased/decreased 10%.

     The fair value of available for sale securities was $298.9 at December 31, 1998. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $29.9 million at December 31, 1998 that resulted from a hypothetical 10% increase/decrease in the quoted market prices.

Item 8 - Financial Statements And Supplementary Data
------------------------------------------------------------------------------

Index to Consolidated Financial Statements                       Page No.
------------------------------------------                       --------
Consolidated Statement of Results of Operations
for the three years in the period ended December 31, 1998          II-9

Consolidated Statement of Cash Flows for the three
years in the period ended December 31, 1998                        II-10

Consolidated Balance Sheet as of December 31, 1998 and 1997    II-11 - II-12

Consolidated Statement of Shareholder's Equity for
the three years in the period ended  December 31, 1998             II-13

Notes to Consolidated Financial Statements                     II-14 - II-23

Reports of Independent Accountants                             II-26 - II-27


Index to Supplemental Information                                Page No.
---------------------------------                                --------

Selected Quarterly Information                                     II-24

Financial and Statistical Summary                                  II-25

               The Dayton Power and Light Company

         CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

---------------------------------------------------------------------------
                                           For the years ended December 31,
$ in millions                                 1998       1997       1996
---------------------------------------------------------------------------
INCOME
Utility service revenues--
  Electric                                $1,073.0   $1,010.0   $1,016.4
  Gas                                        211.2      244.4      242.0
                                          --------   --------   --------
     Total utility service revenues        1,284.2    1,254.4    1,258.4

Other income                                  16.3       13.9        9.3
                                          --------   --------   --------
     Total income                          1,300.5    1,268.3    1,267.7
                                          --------   --------   --------
EXPENSES
Fuel and purchased power                     257.4      227.9      234.9
Gas purchased for resale                     127.9      150.7      144.8
Operation and maintenance                    249.4      255.9      269.5
Depreciation and amortization (Note 1)       125.5      121.8      117.9
Amortization of regulatory assets,
 net (Note 2)                                 33.0       20.9       19.7
General taxes                                136.2      133.5      129.3
Interest expense                              88.6       86.0       89.1
                                          --------   --------   --------
     Total expenses                        1,018.0      996.7    1,005.2
                                          --------   --------   --------
INCOME BEFORE INCOME TAXES                   282.5      271.6      262.5

Income taxes (Notes 1 and 3)                 113.0       99.6       97.7
                                          --------   --------   --------
NET INCOME                                   169.5      172.0      164.8

Preferred dividends (Note 8)                   0.9        0.9        0.9
                                          --------   --------   --------
EARNINGS ON COMMON STOCK                  $  168.6   $  171.1   $  163.9
                                          ========   ========   ========

See Notes to Consolidated Financial Statements.

                The Dayton Power and Light Company

              CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------
                                          For the years ended December 31,
$ in millions                                 1998       1997       1996
--------------------------------------------------------------------------
OPERATING ACTIVITIES
  Cash received from utility customers    $1,258.0   $1,230.3   $1,231.2
  Other operating cash receipts               13.7       12.0       10.7
  Cash paid for:
     Fuel and purchased power               (266.5)    (235.9)    (207.6)
     Purchased gas                          (138.6)    (167.2)    (163.3)
     Operation and maintenance labor         (84.0)     (81.4)     (85.9)
     Nonlabor operating expenditures        (139.0)    (153.5)    (194.2)
     Interest                                (86.0)     (85.2)     (87.8)
     Income taxes                           (132.3)     (89.0)     (89.1)
     Property, excise and payroll taxes     (131.1)    (130.5)    (125.7)
                                          --------   --------   --------
  Net cash provided by operating
   activities (Note 10)                      294.2      299.6      288.3

INVESTING ACTIVITIES
  Property expenditures                     (106.4)    (110.9)    (116.9)
  Other activities                          (106.8)     (48.4)     (50.3)
                                          --------   --------   --------
  Net cash used for investing activities    (213.2)    (159.3)    (167.2)
                                          --------   --------   --------

FINANCING ACTIVITIES
  Dividends paid on common stock            (238.8)    (118.5)    (138.3)
  Issuance of short-term debt                100.2       69.8        6.5
  Parent company capital contribution         49.0         -          -
  Retirement of long-term debt                (0.4)     (81.0)     (25.4)
  Dividends paid on preferred stock           (0.9)      (0.9)      (0.9)
                                          --------   --------   --------
  Net cash used for financing activities     (90.9)    (130.6)    (158.1)
                                          --------   --------   --------
Cash and temporary cash investments--
-----------------------------------
     Net change                               (9.9)       9.7      (37.0)
     Balance at beginning of period           11.8        2.1       39.1
                                          --------   --------   --------
     Balance at end of period             $    1.9   $   11.8   $    2.1
                                          ========   ========   ========

See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

                   CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------
                                               At December 31,
$ in millions                                 1998        1997
--------------------------------------------------------------
ASSETS

Property                                  $3,688.6    $3,587.8
Less--
 Accumulated depreciation and
  amortization                            (1,472.2)   (1,355.8)
                                          --------    --------
    Net property                           2,216.4     2,232.0
                                          --------    --------
Current Assets
Cash and temporary cash investments            1.9        11.8
Accounts receivable, less provision for
 uncollectible accounts of $4.7 and
 $4.7 respectively                           219.2       205.8
Inventories, at average cost                 112.2        87.1
Taxes applicable to subsequent years          93.4        91.9
Other                                         49.7        61.4
                                          --------    --------
   Total current assets                      476.4       458.0
                                          --------    --------
Other Assets
Financial assets                             232.2       111.1
Income taxes recoverable through future
 revenues (Notes 1 and 2)                    195.5       208.2
Other regulatory assets (Note 2)              82.2       116.7
Other assets                                 209.7       200.8
                                          --------    --------
   Total other assets                        719.6       636.8
                                          --------    --------
TOTAL ASSETS                              $3,412.4    $3,326.8
                                          ========    ========


See Notes to Consolidated Financial Statements.

               The Dayton Power and Light Company

                   CONSOLIDATED BALANCE SHEET
                           (continued)

--------------------------------------------------------------
                                               At December 31,
$ in millions                                 1998        1997
--------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder's equity
 Common stock                             $    0.4    $    0.4
 Other paid-in capital                       788.2       739.1
 Accumulated other comprehensive income       33.6        20.3
 Earnings reinvested in the business         450.8       521.0
                                          --------    --------
   Total common shareholder's equity       1,273.0     1,280.8
                                          --------    --------

Preferred stock (Note 8)                      22.9        22.9
Long-term debt (Note 7)                      885.6       886.0
                                          --------    --------
   Total capitalization                    2,181.5     2,189.7
                                          --------    --------
Current Liabilities
Short-term debt (Note 6)                     181.2        81.0
Accounts payable                             106.6       124.2
Accrued taxes                                160.9       157.8
Accrued interest                              20.7        20.7
Other                                         50.2        42.3
                                          --------    --------
   Total current liabilities                 519.6       426.0
                                          --------    --------
Deferred Credits And Other
Deferred taxes (Note 3)                      488.2       500.5
Unamortized investment tax credit             69.3        72.2
Other                                        153.8       138.4
                                          --------    --------
   Total deferred credits and other          711.3       711.1
                                          --------    --------
TOTAL CAPITALIZATION AND LIABILITIES      $3,412.4    $3,326.8
                                          ========    ========

See Notes to Consolidated Financial Statements.

         Consolidated Statement of Shareholder's Equity

                                Common Stock (a)              Accumulated    Earnings
                              -------------------    Other       Other      Reinvested
                              Outstanding           Paid-In  Comprehensive    in the
$ in millions                   Shares     Amount   Capital     Income       Business      Total
------------------------------------------------------------------------------------------------
1996:
 Beginning Balance            41,172,173    $0.4     $738.7     $ 8.2         $443.2    $1,190.5
 Comprehensive income:
  Net income                                                                   164.8       164.8
  Net unrealized gains on
   securities after tax (b)                                       1.5                        1.5
  Adjustment for net
   realized gains after tax                                      (0.1)                      (0.1)
                                                                                        --------
 Total comprehensive income                                                                166.2
 Common stock dividends                                                       (138.3)     (138.3)
 Preferred stock dividends                                                      (0.9)       (0.9)
 Other                                                  0.2                     (0.2)         -
                              ------------------------------------------------------------------
 Ending balance               41,172,173    $0.4     $738.9     $ 9.6         $468.6    $1,217.5


1997:
 Comprehensive income:
  Net income                                                                   172.0       172.0
  Net unrealized gains on
   securities after tax (b)                                      10.7                       10.7
                                                                                        --------
 Total comprehensive income                                                                182.7
 Common stock dividends                                                       (118.5)     (118.5)
 Preferred stock dividends                                                      (0.9)       (0.9)
 Other                                                  0.2                     (0.2)         -
                              ------------------------------------------------------------------
 Ending balance               41,172,173    $0.4     $739.1     $20.3         $521.0    $1,280.8


1998:
 Comprehensive income:
  Net income                                                                   169.5       169.5
  Net unrealized gains on
   securities after tax (b)                                      13.3                       13.3
                                                                                        --------
 Total comprehensive income                                                                182.8
 Common stock dividends                                                       (238.8)     (238.8)
 Preferred stock dividends                                                      (0.9)       (0.9)
 Parent company capital
  contribution                                         49.0                                 49.0
 Other                                                  0.1                       -          0.1
                              ------------------------------------------------------------------
 Ending balance               41,172,173    $0.4     $788.2     $33.6         $450.8    $1,273.0
                              ==================================================================

(a) 50,000,000 shares authorized.
(b) Net of taxes of $0.8 million, $5.8 million and $7.2 million in 1996, 1997 and 1998 respectively.

               The Dayton Power and Light Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary Of Significant Accounting Policies

The Company is a wholly-owned subsidiary of DPL Inc. The accounts of the Company and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. These statements are presented in accordance with generally accepted accounting principles which require management to make estimates and assumptions related to future events. The Company's results are presented as one segment. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation. The consolidated financial statements principally reflect the results of operations and financial condition of the Company. DPL Inc. and its other wholly-owned subsidiaries provide certain administrative services to the Company including leases, equipment, insurance and other services. These costs (in millions) were $20.1 in 1998, $53.5 in 1997 and $52.6 in 1996. The Company is a public utility primarily engaged in the business of selling electric energy and natural gas to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.

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

The Company records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of (in millions) $99.5 in 1998 and $78.3 in 1997.

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

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an average rate of 3.5%.


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

2. Regulatory Matters

The Company applies the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting standard provides for the deferral of costs authorized for future recovery by regulators. These costs would be charged to expense without regulatory authorization. Regulatory assets on the Consolidated Balance Sheet include:

                                           At December 31,
                                          1998        1997
                                          ----        ----
                                            --millions--

Phase-in (a)                            $ 12.9      $ 30.6
DSM (b)                                   19.6        33.6
Deferred interest (c)                     49.7        52.5
Income taxes recoverable through
 future revenues                         195.5       208.2
                                        ------      ------
Total                                   $277.7      $324.9
                                        ======      ======


(a) Amounts deferred during a 1992-1994 electric rate increase phase-in (including carrying charges) are being recovered in current revenues.

(b) DSM costs (including carrying charges) from the Company's cost-effective programs are deferred and are being recovered at approximately $9 million per year.

    The 1992 PUCO-approved agreement for the phase-in plan and DSM programs, as updated in 1995, provides for accelerated recovery of DSM costs and, thereafter, production plant costs to the extent that the Company return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose. In 1998, amortization of regulatory assets included an additional $10.4 million of accelerated cost recovery.

(c) Interest charges related to the William H. Zimmer Generating
    Station which were previously deferred pursuant to PUCO approval are being amortized at $2.8 million per year over the projected life of the asset.

3. Income Taxes

                                      For the years ended December 31,
$ in millions                              1998     1997     1996
----------------------------------------------------------------------
COMPUTATION OF TAX EXPENSE

Federal income tax (a)                   $ 98.9   $ 95.0   $ 91.9

Increases (decreases) in tax from -
 Regulatory assets                          4.0      3.6      3.3
 Depreciation                              12.5     11.4     10.7
 Investment tax credit amortized           (3.0)    (3.0)    (3.0)
 Other, net                                 0.6     (7.4)    (5.2)
                                         ------   ------   ------
     Total tax expense                   $113.0   $ 99.6   $ 97.7
                                         ======   ======   ======
COMPONENTS OF TAX EXPENSE

Taxes currently payable                  $129.2   $102.4   $102.1
Deferred taxes--
 Regulatory assets                         (8.3)    (4.0)    (3.5)
  Liberalized depreciation and
   amortization                             5.9      5.3      7.2
  Fuel and gas costs                       (5.8)     5.5      2.5
  Other                                    (5.0)    (6.6)    (6.4)
Deferred investment tax credit, net        (3.0)    (3.0)    (4.2)
                                         ------   ------   ------
     Total tax expense                   $113.0   $ 99.6   $ 97.7
                                         ======   ======   ======

(a) The statutory rate of 35% applied to pre-tax income.


COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                   At December 31,
$ in millions                      1998        1997
----------------------------------------------------
NON-CURRENT LIABILITIES

Depreciation/property basis     $(438.2)   $(443.0)
Income taxes recoverable          (68.4)     (72.4)
Regulatory assets                 (28.0)     (38.6)
Investment tax credit              24.2       25.3
Other                              22.2       28.2
                                -------    -------
  Net non-current liability     $(488.2)   $(500.5)
                                =======    =======

Net Current Asset (Liability)   $   3.7    $  (2.7)
                                =======    =======

4. Pensions And Postretirement Benefits

Pensions
--------
Substantially all Company employees participate in pension plans paid for by the Company. Employee benefits are based on their years of service, age, compensation and year of retirement. The plans are funded in amounts actuarially determined to provide for these benefits.

An interest rate for discounting the obligation and expense of 6.25% and the expected rate of return of 7.5% were used in developing the amounts in the following tables. Increases in compensation levels approximating 5.0% were used for all years.

The following table sets forth the components of pension expense
(portions of which were capitalized):

$ in millions                       1998     1997     1996
-----------------------------------------------------------
Expense for Year
----------------
Service cost                      $  5.9   $  6.3   $  6.2
Interest cost                       15.9     15.2     15.0
Expected return on plan assets     (23.3)   (20.5)   (18.1)
Amortization of unrecognized:
 Actuarial (gain) loss               1.2       -       1.0
 Prior service cost                  2.1      2.1      2.1
 Transition obligation              (4.2)    (4.2)    (4.2)
                                  ------   ------    -----
Net pension cost                  $ (2.4)  $ (1.1)   $ 2.0
                                  ======   ======    =====

The following tables set forth the plans' obligations, assets and amounts recorded in Other assets on the Consolidated Balance sheet at December 31:

$ in millions                                   1998     1997
-------------------------------------------------------------
Change in Projected Benefit Obligation
--------------------------------------
Benefit obligation, January 1                 $259.1   $255.1
Service cost                                     5.9      6.3
Interest cost                                   15.9     15.2
Actuarial (gain) loss                            0.8      7.4
Benefits paid                                  (12.5)   (24.9)
                                              ------   ------
Benefit obligation, December 31                269.2    259.1
                                              ------   ------
Change in Plan Assets
---------------------
Fair value of plan assets, January 1           330.2    321.4
Actual return on plan assets                    41.2     33.7
Benefits paid                                  (12.5)   (24.9)
                                              ------   ------
Fair value of plan assets, December 31         358.9    330.2
                                              ------   ------
Plan assets in excess of projected
 benefit obligation                             89.7     71.1
Actuarial gains and losses                     (46.6)   (28.3)
Unamortized prior service cost                  11.8     13.9
Unamortized transition obligation               (7.2)   (11.3)
                                              ------   ------
Net pension assets                            $ 47.7   $ 45.4
                                              ======   ======

Postretirement Benefits
-----------------------
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits. The Company has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The tables below have been developed based on the following assumptions. The interest rate for discounting the obligation and expense was 6.25% and the expected rate of return was 5.7%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% and 9.0% for 1998 and 1997, respectively, and decreases to 5.0% by 2005.
A one percentage point change in the assumed health care trend rate would affect the service and interest cost by $0.1 million. A one percentage point increase in the assumed health care trend rate would increase the postretirement benefit obligation by $2.1 million; and a one percentage point decrease would decrease the benefit obligation by $1.9 million.

The following table sets forth the components of postretirement benefit expense:

$ in millions                            1998     1997     1996
---------------------------------------------------------------
Expense for Year
----------------
Interest cost                           $ 2.0    $ 2.2    $ 2.5
Expected return on plan assets           (1.0)    (0.8)    (0.6)
Amortization of unrecognized:
 Actuarial (gain) loss                   (2.2)    (4.1)      -
 Transition obligation                    3.0      3.0      2.9
                                        -----    -----    -----
Postretirement benefit cost             $ 1.8    $ 0.3    $ 4.8
                                        =====    =====    =====


The following table sets forth the accumulated postretirement benefit obligation ("APBO"), assets and funded status amounts recorded in Other Deferred Credits on the Consolidated Balance
Sheet at December 31:

$ in millions                                1998      1997
-----------------------------------------------------------
Change in APBO
--------------
Benefit obligation, January 1              $ 36.5    $ 41.8
Interest cost                                 2.0       2.2
Actuarial (gain) loss                        (3.4)     (5.3)
Benefits paid                                (2.2)     (2.2)
                                           ------    ------
Benefit obligation, December 31              32.9      36.5
                                           ------    ------
Change in Plan Assets
---------------------
Fair value of plan assets, January 1         12.1      11.9
Actual return on plan assets                  1.0       0.8
Benefits paid                                (0.6)     (0.6)
                                           ------    ------
Fair value of plan assets, December 31       12.5      12.1
                                           ------    ------

APBO in excess of plan assets                20.4      24.4
Unamortized transition obligation           (12.9)    (15.9)
Actuarial gains and losses                   26.4      25.5
                                           ------    ------
Accrued postretirement benefit liability   $ 33.9    $ 34.0
                                           ======    ======
                              II-19

5. Ownership of Facilities

The Company owns an undivided interest in certain electric generating and transmission facilities with other Ohio utilities. Each utility is obligated to pay its ownership share of construction and operation costs of each facility. As of December 31, 1998, the Company had $4.3 million of such facilities under construction. The Company's share of expenses is included in the Consolidated Statement of Results of Operations.

The following table presents the Company's undivided interest in such facilities at December 31, 1998:

                                                               Company
                                        Company Share         Investment
                                    ---------------------   ---------------
                                               Production    Gross Plant
                                    Ownership   Capacity      in Service
                                       (%)        (MW)      ($ in millions)
---------------------------------------------------------------------------
Production Units:
  Beckjord Unit 6                     50.0        210            56
  Conesville Unit 4                   16.5        129            31
  East Bend Station                   31.0        186           151
  Killen Station                      67.0        418           406
  Miami Fort Units 7 & 8              36.0        360           124
  Stuart Station                      35.0        823           246
  Zimmer Station                      28.1        365           992
Transmission (at varying
 percentages)                                                    69



6. Notes Payable And Compensating Balances

DPL Inc. and its subsidiaries have $300 million available through revolving credit agreements with a consortium of banks. One agreement, for $200 million, expires in 2002 and the other, for $100 million, expires in 2000. Facility fees are approximately $315,000 per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for the Company's commercial paper program. At December 31, 1998, DPL Inc. had no outstanding borrowings under these credit agreements. At December 31, 1997, there was $36 million outstanding under a previous credit agreement.

The Company also has $96.6 million available in short-term informal lines of credit. To support these lines of credit, the Company is required to maintain average daily compensating balances of approximately $400,000. The commitment fees are immaterial. The Company had $80.9 million and $10.0 million in borrowings from these lines of credit at a weighted average interest rate of 5.46% and 6.0% at December 31, 1998 and 1997, respectively.

The Company had $99.0 million and $69.7 million in commercial paper outstanding at a weighted average interest rate of 5.25% and 6.0% at December 31, 1998 and 1997, respectively.

7. Long-Term Debt

                                                     At December 31,
$ in millions                                        1998      1997
--------------------------------------------------------------------
First mortgage bonds maturing:
  2022-2026 - 8.14% (a)                            $671.0    $671.0
  Pollution control series maturing
   through 2027 - 6.43% (a)                         106.8     107.2
                                                   ------    ------
                                                    777.8     778.2

Guarantee of Air Quality Development Obligations
  6.10% Series Due 2030                             110.0     110.0
Unamortized debt discount and premium (net)          (2.2)     (2.2)
                                                   ------    ------
   Total                                           $885.6    $886.0
                                                   ======    ======

(a) Weighted average interest rates for 1998 and 1997.


The amounts of maturities and mandatory redemptions for first mortgage bonds and notes are $0.4 million per year in 1999 through 2003. Substantially all property of the Company is subject to the mortgage lien securing the first mortgage bonds.

8. Preferred Stock

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

                    Current       Current               Par Value
                   Redemption      Shares      At December 31, 1998 and 1997
Series   Rate        Price       Outstanding         ($ in millions)
----------------------------------------------------------------------------
  A      3.75%      $102.50        93,280                 $ 9.3
  B      3.75%      $103.00        69,398                   7.0
  C      3.90%      $101.00        65,830                   6.6
                                  -------                 -----
Total                             228,508                 $22.9
                                  =======                 =====

The shares may be redeemed at the option of the Company at the per share prices indicated, plus cumulative accrued dividends.


9. Fair Value Of Financial Instruments

                                                At December 31,
                                         1998                  1997
                                  ------------------    -------------------
$ in millions                     Fair Value    Cost    Fair Value     Cost
---------------------------------------------------------------------------
                                       $         $           $          $
Assets

  Available for sale securities      298.9     247.2       165.0      133.8
  Held to maturity securities (a)     55.5      54.2        57.5       56.7

Liabilities (b)

  Debt                             1,152.5   1,067.3     1,038.7      967.4


(a) Maturities range from 1999 to 2011.
(b) Includes current maturities.


Assets with quoted market prices are carried at market; the remaining financial assets are carried at cost.

10. Reconciliation Of Net Income To Net Cash Provided By Operating Activities


                                            For the years ended December 31,
$ in millions                                     1998      1997      1996
----------------------------------------------------------------------------
  Net income                                    $169.5    $172.0    $164.8
  Adjustments:
     Depreciation and amortization               125.5     121.8     117.9
     Deferred income taxes                       (16.2)     (2.8)     (3.3)
     Other deferred credits                       20.4       6.9       7.3
     Amortization of regulatory assets, net       33.0      20.9      19.7
     Operating expense provisions                  2.3     (26.0)    (10.2)
     Accounts receivable                         (13.5)    (12.4)    (48.9)
     Accounts payable                            (21.0)     16.4      10.0
     Accrued taxes payable                         3.1      21.2      20.7
     Inventory                                   (25.1)    (12.0)      6.5
     Other                                        16.2      (6.4)      3.8
                                                ------    ------    ------
  Net cash provided by operating activities     $294.2    $299.6    $288.3
                                                ======    ======    ======

                      SELECTED QUARTERLY INFORMATION


                    March 31,       June 30,    September 30,    December 31,
$ in millions      1998   1997    1998   1997    1998   1997     1998   1997
-----------------------------------------------------------------------------
                     $      $       $      $       $      $        $      $

Utility service
 revenues         352.9  357.3   293.2  269.8   319.2  283.9    318.9  343.4
Income before
 income taxes     110.7   94.6    60.4   51.6    76.4   73.1     35.0   52.3
Net income         69.5   62.2    36.2   33.2    45.1   44.3     18.7   32.3
Earnings on
 common stock      69.3   62.0    36.0   33.0    44.9   44.1     18.4   32.0
Dividends paid    116.8   28.9    55.2   29.0    38.1   29.0     28.7   31.6

                FINANCIAL AND STATISTICAL SUMMARY



                                      1998     1997     1996     1995     1994
------------------------------------------------------------------------------
For the years ended December 31,

Utility service revenues
 (millions)                       $1,284.2  1,254.4  1,258.4  1,257.5  1,190.3
Earnings on common stock
 (millions)                       $  168.6    171.1    163.9    158.5    147.7
Earnings per share of
 common stock                     $   4.10     4.16     3.98     3.85     3.59
Dividends paid (millions)         $  238.8    118.5    138.3    132.6    103.7

Electric sales (millions of kWh)--
  Residential                        4,790    4,788    4,924    4,871    4,465
  Commercial                         3,518    3,408    3,407    3,425    3,068
  Industrial                         4,655    4,749    4,540    4,401    4,388
  Other                              4,518    3,664    3,443    4,117    2,298
                                    ------   ------   ------   ------   ------
    Total                           17,481   16,609   16,314   16,814   14,219

Gas sales (thousands of MCF)--
  Residential                       24,877   29,277   31,087   29,397   27,911
  Commercial                         7,433    9,567    9,424    8,307    8,081
  Industrial                         1,916    2,520    3,404    2,584    3,150
  Other                              1,699    2,153    2,829    3,006    2,909
  Transported gas                   17,788   18,523   16,953   16,376   15,147
                                    ------   ------   ------   ------   ------
    Total                           53,713   62,040   63,697   59,670   57,198

At December 31,

Total assets (millions)           $3,412.4  3,326.8  3,243.2  3,204.3  3,147.0
Long-term debt (millions)         $  885.6    886.0    926.3    991.5  1,003.7

First mortgage bond ratings--
  Duff & Phelps, Inc.                  AA       AA       AA       AA       AA
  Standards & Poor's Corporation       AA-      AA-      AA-      AA-      AA-
  Moody's Investors Service           Aa3      Aa3      Aa3      Aa3       A1

Number of Preferred Shareholders       559      625      684      733      795

               Report of Independent Accountants
               ---------------------------------


To the Board of Directors of The Dayton Power and Light Company

     In our opinion, the consolidated financial statements listed in the index, appearing under Item 8 on page II-8 of this Form 10-K, present fairly, in all material respects, the financial position of The Dayton Power and Light Company (the "Company") and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
January 20, 1999

               Report of Independent Accountants
                on Financial Statement Schedule
               ---------------------------------




To the Board of Directors of The Dayton Power and Light Company

Our audits of the consolidated financial statements of The Dayton Power and Light Company and its subsidiaries referred to in our report dated January 20, 1999 appearing on page II-26 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
January 20, 1999

Item 9 - Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
------------------------------------------------------------------------------
         None.

PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------------------------
Directors of the Registrant
---------------------------
    The Board is presently authorized to consist of nine directors.
These nine directors are also directors of DPL Inc., the holding company of the Company. Nine directors are to be elected this year to serve until the Annual Meeting of Shareholders in 2000 or until their successors are duly elected and qualified. Should any nominee become unable to accept nomination or election, the Board will vote for the election of such other person as a director as the present directors may recommend in the place of such nominee.

    The following information regarding the nominees is based on information furnished by them:

                                                                   Director
                                                                     Since
------------------------------------------------------------------------------
THOMAS J. DANIS, Age 49                                              1989
  Chairman and Chief Executive Officer, The Danis
   Companies, Dayton, Ohio, construction, real estate and environmental services.
  Director: CSR America Inc.
  Trustee: Dayton Foundation, Miami Valley Research
   Park Foundation.

JAMES F. DICKE, II, Age 53                                           1990
  President, Crown Equipment Corporation, New Bremen, Ohio, international manufacturer and distributor of electric lift trucks and material handling products.
  Director: Regional Boys and Girls Clubs of America,
   Anderson-Cooke, Inc., Dayton Art Institute.
  Chairman: Trinity University Board of Trustees.
  Secretary: Culver Educational Foundation.



                              III-1

                                                                   Director
                                                                     Since
------------------------------------------------------------------------------
PETER H. FORSTER, Age 56                                             1979
  Chairman, DPL Inc. and The Dayton Power and Light Company.
  Chairman: Miami Valley Research Foundation.
  Director: Amcast Industrial Corp., Comair Holdings, Inc.
  Trustee: F. M. Tait Foundation, Arts Center Foundation.

ERNIE GREEN, Age 60                                                  1991
  President and Chief Executive Officer, Ernie Green
   Industries, Dayton, Ohio, automotive components manufacturer.
  Director: Pitney Bowes Inc., WPTD-TV, Eaton Corp., Gradall.

JANE G. HALEY, Age 68                                                1978
  President and Chief Executive Officer, Gosiger, Inc.,
   Dayton, Ohio, national importer and distributor of machine tools.
  Director: Ultra-Met, Urbana, Ohio, ONA America, Dayton, Ohio.
  Trustee: University of Dayton, Chaminade-Julienne High School,
   Dayton, Ohio.
  Member: Area Progress Council, Miami Valley Economic
   Development Coalition.

ALLEN M. HILL, Age 53                                                1989
  President and Chief Executive Officer, DPL Inc. and The
   Dayton Power and Light Company.
  Director: Fifth Third Bank, Premier Health Partners.
  Trustee: Dayton Business Committee, The University of Dayton,
   Air Force Museum Foundation, Alliance Community Schools.






                              III-2

                                                                   Director
                                                                    Since
------------------------------------------------------------------------------
W AUGUST HILLENBRAND, Age 58                                         1992
  President and Chief Executive Officer, Hillenbrand
   Industries, Batesville, Indiana, a diversified public holding company with four wholly-owned and autonomously operated subsidiaries manufacturing caskets, hospital furniture, hospital supplies, and providing funeral planning services.
  Director: Forecorp, Inc., Forethought Life Insurance Company.
  Trustee: Denison University, National Committee for Quality
   Health Care, Batesville Girl Scouts.

DAVID R. HOLMES, Age 58                                              1994
  Chairman, President and Chief Executive Officer, The
   Reynolds and Reynolds Company, Dayton, Ohio, information management systems.
  Director: NCR Corporation, Dayton, Ohio.
  Advisor: J. L. Kellogg Graduate School of Management,
   Northwestern University.
  Member: Dayton Business Committee, Area Progress Council,
   Downtown Dayton Partnership.

BURNELL R. ROBERTS, Age 71                                           1987
  Retired Chairman of the Board and Chief Executive Officer,
   The Mead Corporation, Dayton, Ohio, forest products producer.
  Director: Rayonier, Inc., Universal Protective Packaging,
   Inc., Vutek, Inc.
  Trustee: Granum Value Fund.










                              III-3

              EXECUTIVE OFFICERS OF THE REGISTRANT
                     (As of March 1, 1999)

                               Business Experience,
                                 Last Five Years
                            (Positions with Registrant
Name                  Age   Unless Otherwise Indicated)            Dates
------------------------------------------------------------------------------
Peter H. Forster       56   Chairman                        4/06/92 -  3/01/99
                            Chairman, DPL Inc.              1/01/97 -  3/01/98
                            Chairman and Chief Executive    9/26/95 -  1/01/97
                             Officer, DPL Inc.
                            Chairman, President and Chief   4/05/88 -  9/26/95
                             Executive Officer, DPL Inc.


Allen M. Hill          53   President and Chief Executive   4/06/92 -  3/01/99
                             Officer
                            President and Chief Executive   1/01/97 -  3/01/98
                              Officer, DPL Inc.
                            President and Chief Operating   9/26/95 -  1/01/97
                             Officer, DPL Inc.


Beth E. Mooney         44   Executive Vice President and    6/15/98 -  3/01/99
                             Chief Operating Officer,
                             DPL Inc. and the Company
                            Regional Executive,             1/01/98 -  6/15/98
                             Banc One Corporation
                            Chairman and Chief Executive   11/01/95 -  1/01/98
                             Officer, Bank One, Dayton
                            President and Chief Operating   9/01/94 - 11/01/95
                             Officer, Bank One, Akron
                            Chief Financial Officer,        3/01/93 -  9/01/94
                             Banc One, Ohio Corporation


Paul R. Anderson       56   Controller                      4/12/81 -  3/01/99


Stephen P. Bramlage    52   Assistant Vice President        1/01/94 -  3/01/99


Jeanne S. Holihan      42   Assistant Vice President        3/17/93 -  3/01/99





                              III-4

              EXECUTIVE OFFICERS OF THE REGISTRANT
                      (As of March 1, 1999)

                               Business Experience,
                                 Last Five Years
                            (Positions with Registrant
Name                  Age   Unless Otherwise Indicated)            Dates
------------------------------------------------------------------------------
Stephen F. Koziar Jr.  54   Group Vice President            1/31/95 -  3/01/99
                             and Secretary,
                             DPL Inc. and the Company
                            Group Vice President,          12/10/87 -  1/31/95
                             DPL Inc. and the Company

Judy W. Lansaw         47   Group Vice President,           1/31/95 -  3/01/99
                             DPL Inc. and the Company
                            Group Vice President           12/07/93 -  1/31/95
                             and Secretary,
                             DPL Inc. and the Company

Arthur G. Meyer        49   Vice President, Legal and      11/21/97 -  3/01/99
                             Corporate Affairs
                            Director, Corporate Relations   5/14/96 - 11/21/97
                            Treasurer                       6/27/95 -  5/14/96
                            Director, Financial Activities  5/09/94 -  6/27/95
                            Manager, Service Operations     1/31/94 -  5/09/94

Bryce W. Nickel        42   Assistant Vice President        1/01/94 -  3/01/99

H. Ted Santo           48   Group Vice President           12/08/92 -  3/01/99

James P. Torgerson     46   Vice President, Chief           7/01/98 -  3/01/99
                             Financial Officer and
                             Treasurer, DPL Inc. and
                             the Company
                            Vice President and Chief        2/10/97 -  3/15/98
                              Financial Officer,
                             Puget Sound Energy, Inc.
                            Executive Vice President,       8/01/95 -  2/10/97
                             Chief Administrative Officer
                             and Chief Financial Officer,
                             Washington Energy Company
                            Senior Vice President          11/01/89 -  8/01/95
                             Finance, Planning and
                             Development, and Chief
                             Financial Officer,
                             Washington Energy Company

                              III-5

Item 11 - Executive Compensation
------------------------------------------------------------------------------
COMPENSATION OF DIRECTORS

     Directors of the Company who are not employees receive
12,000 annually for services as a director, $600 for attendance at a Board meeting, and $500 for attendance at a committee meeting or operating session of DPL Inc. and the Company.
Members of the Executive Committee of DPL Inc. receive $2,000 annually for services on that committee. Each committee chairman receives an additional $1,600 annually. Directors who are not employees of the Company also participate in a Directors'
Deferred Stock Compensation Plan (the "Stock Plan") under which a number of DPL Inc. common shares are awarded to directors each year. All shares awarded under the Stock Plan are transferred to a grantor trust (the "Master Trust") maintained by DPL Inc. to secure its obligations under various directors' and officers' deferred and incentive compensation plans. Receipt of the shares or cash equal to the value thereof is deferred until the participant retires as a director or until such other time as designated by the participant and approved by the Compensation and Management Review Committee (the "Committee") of DPL Inc. In the event of a change of control (as defined in the Stock Plan), the authority and discretion which is exercisable by the Committee, will be exercised by the trustees of the Master Trust. In April 1998, each non-employee director was awarded 2,700 shares.

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

     Mr. Forster, who retired as Chief Executive Officer of
DPL Inc. effective December 31, 1996, has entered into an agreement with DPL Inc. and the Company pursuant to which he serves as Chairman of the Board of DPL Inc. and the Company and provides advisory and strategic planning services. The term of the agreement expires on December 31, 1999 (which term is automatically extended on December 31, 1999 and each December 31 thereafter for an additional year unless either party gives advance notice of nonrenewal). For these services, Mr. Forster receives an annual consulting fee of $500,000 (as well as such bonuses, if any, as may...

                              III-6

 ...be determined by the Compensation and Management Review Committee in its discretion) and an award opportunity of 35,000 restricted shares under the Stock Plan. As Chairman, Mr. Forster is responsible for long-term strategic planning of the Company, the oversight of financial assets, and the evaluation and recommendations relating to the merger, acquisition and disposition of utility assets. Mr. Forster participates in a bonus program for individuals managing financial assets. Under this program, bonuses will be paid in 2000 based on net cumulative investment performance of such assets over the four-year period 1996 through 1999 and for each year thereafter based on annual performance. Payments under the bonus program, if and as earned, will be credited to a deferred payment account, and will continue following termination of the agreement. Mr. Forster's average annualized bonus payable under the program is estimated to be 83,600 SIU's (at an estimated value of $19 per unit) for each of 1996, 1997 and 1998 based on investment performance through 1998.

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

                                                   Long-Term
                                                  Compensation
                                   Annual         ------------
                                Compensation       Restricted
                              -----------------    Stock Unit     All Other
Name and Principal            Salary   Bonus(1)     Awards(2)  Compensation(3)
    Position*          Year      ($)      ($)          ($)           ($)
------------------------------------------------------------------------------
Allen M. Hill          1998   500,000   300,000   880,000 ('99-01)    1,000
 President and Chief   1997   300,000   258,000   834,000 ('98-00)    1,000
 Executive Officer     1996   377,000   226,000   717,000 ('97-99)    1,000

Peter H. Forster(4)    1998   500,000   200,000   840,000 ('99-01)   87,000
 Chairman              1997   500,000   150,000   840,000 ('98-00)   70,400
                       1996   597,000   358,000   984,000 ('97-99)    1,000

Judy W. Lansaw         1998   264,000   119,000   347,000 ('99-01)    1,000
 Group Vice President  1997   240,000   108,000   411,000 ('98-00)    1,000
                       1996   214,000    96,000   393,000 ('97-99)    1,000

Stephen F. Koziar Jr.  1998   244,000   110,000   336,000 ('99-01)    1,000
 Group Vice President  1997   231,000   104,000   234,000 ('98-00)    1,000
 and Secretary         1996   218,000    98,000   216,000 ('97-99)    1,000

H. Ted Santo           1998   243,000   109,000   326,000 ('99-01)    1,000
 Group Vice President  1997   226,000   102,000   297,000 ('98-00)    1,000
                       1996   205,000    92,000   305,000 ('97-99)    1,000


* In addition to the named executive officers, Beth E. Mooney, Executive Vice President and Chief Operating Officer-DPL Inc., and James P. Torgerson, Vice President, Chief Financial Officer and Treasurer-DPL Inc., joined DPL Inc. in mid-year 1998.

                              III-7

(1) Amounts in this column represent awards made under the Management Incentive Compensation Program. Awards are based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.

(2) Amounts shown in this column have not been paid, but are contingent on performance and represent the dollar value of restricted stock incentive units ("SIU's") awarded to the named executive officer under the Management Stock Incentive Plan ("MSIP") based on the closing price of a DPL Inc. common share on the New York Stock Exchange--Consolidated Transactions Tape on the date of award. For the plan years '97-99 and '98-00, the SIU's may be earned only to the extent that the DPL Inc. average return on equity ("ROE") over a three-year performance period is above the RRA industry median. For the '99-01 plan, SIU's may be earned only to the extent the DPL Inc. average ROE and total return to shareholders ("TRS") over a three-year performance period is above the RRA industry median. The weighting of the two factors is 65% ROE and 35% TRS.

    Depending on the performance of DPL Inc., these SIU's may be earned in amounts ranging from 0% to 100% of the target award at an ROE between 0 and 100 basis points above median ROE and from 100% to 150% of target award at an ROE between 100 and 200 basis points above median ROE. For plan years '99-01, SIU's are earned based on both ROE, as previously stated, and TRS in amounts ranging from 0-100% of the target award at a TRS between the 50th and 80th percentile and from 100-200% of the target award at a TRS between the 80th and 100th percentile.

    Units may be earned only if the three-year average ROE is above 10% for incentive award years '97-99 and '98-00 and if the TRS exceeds the return on a three-year treasury security for plan years '99-01. Amounts shown for 1996, 1997 and 1998 reflect target awards. For each SIU which vests, a participant receives the cash equivalent of one DPL Inc. common share plus dividend equivalents from the date of award. Prior to payout at retirement, an individual may elect to convert a portion of vested SIU's to a cash equivalent and accrue interest thereon. All payouts of vested SIU's under the MSIP are deferred until retirement.

(3) Amounts in this column represent employer matching contributions on behalf of each named executive under the DP&L Employee Savings Plan made to the DPL Inc. Employee
    Stock Ownership Plan.

(4) Annual compensation shown for Mr. Forster for 1997 and 1998 was paid pursuant to an agreement with DPL Inc. and the Company. Long term compensation award opportunities shown for 1996, 1997 and 1998 represent the dollar value of restricted shares awarded to Mr. Forster under the Directors' Stock Plan which are subject to the same earning and vesting criteria generally applicable to SIU's. All other compensation shown for 1998 represents directors fees of $37,000 and the dollar value of the annual award of 2,700 shares to each non-employee director under the Directors' Stock Plan and for 1997 represents directors fees of $32,600 and an award of 2,400 shares under the Directors' Stock Plan. See "Information Concerning the Board of Directors and its Committees-Other Matters."

Certain Severance Pay Agreements
--------------------------------
     DPL Inc. entered into severance pay agreements with each of Messrs. Hill, Koziar and Santo and Mrs. Lansaw providing for the payment of severance benefits in the event that the individual's employment with DPL Inc. or its subsidiaries is terminated under specified circumstances within three years after a change in control of DPL Inc. or the Company (generally, defined as the acquisition of 15% or more of the voting securities or certain mergers...

                              III-8

 ...or other business combinations). The agreements entered into between 1987 and 1991 require the individuals to remain with DPL Inc. throughout the period during which any change of control is pending in order to help put in place the best plan for the shareholders. The principal severance benefits under each agreement include payment of the following: (i) the individual's full base salary and accrued benefits through the date of termination and any awards for any completed or partial period under the MICP and the individual's award for the current period under the MICP (or for a completed period if no award for that period has yet been determined) fixed at an amount equal to his average annual award for the preceding three years; (ii) 300% of the sum of the individual's annual base salary at the rate in effect on the date of termination (or, if higher, at the rate in effect as of the time of the change in control) plus the average amount awarded to the individual under the MICP for the three preceding years; (iii) all awarded or earned but unpaid SIU's; and (iv) continuing medical, life, and disability insurance. In the event any payments under these agreements are subject to an excise tax under the Internal Revenue Code of 1986, the payments will be adjusted so that the total payments received on an after-tax basis will equal the amount the individual would have received without imposition of the excise tax. The severance pay agreements are effective for one year but are automatically renewed each year unless DPL Inc. or the participant notifies the other one year in advance of its or his intent not to renew.
DPL Inc. has agreed to secure its obligations under the severance pay agreements by transferring required payments to the Master Trust. Mr. Forster's agreement with DPL Inc. and the Company contains similar severance benefits provisions.

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

                     Total Annual Retirement Benefits for
                     Years of Accredited Service at Age 65
Final Average        -------------------------------------
Annual Earnings      10 Years     15 Years     20-30 Years
----------------------------------------------------------
$  200,000           $ 52,000     $ 78,000     $104,000
   400,000            109,000      163,500      218,000
   600,000            166,000      249,000      332,000
   800,000            223,000      334,500      446,000
 1,000,000            280,000      420,000      560,000
 1,200,000            337,000      505,500      674,000
 1,400,000            394,000      591,000      788,000


    The years of accredited service for the named executive officers are Mr. Hill -- 29 yrs.; Mr. Koziar -- 29 yrs.;
Mrs. Lansaw -- 19 yrs.; and Mr. Santo -- 23 yrs. Years of service under the retirement income plan are capped at 30 years, however, the retirement and supplemental plans, taken together, can provide full benefits after 20 years of accredited service. Benefits are...

                              III-9

 ...computed on a straight-life annuity basis,are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers. For each year an individual retires prior to age 62, benefits under the supplemental plan are reduced by 3% or 21% for early retirement at age 55. Mr. Forster ceased to accrue benefits under the retirement and supplemental plans effective as of December 31, 1996 upon his retirement as an employee of DPL Inc. and the Company.



Item 12 - Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------------
     The Company's stock is beneficially owned by DPL Inc.

     Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each director of the Company as of January 31, 1999.

                          Amount and Nature of
Name of Director        Beneficial Ownership (1)
----------------        ------------------------
Thomas J. Danis              39,871 shares
James F. Dicke, II           96,220 shares
Peter H. Forster            350,537 shares (2)
Ernie Green                  38,597 shares
Jane G. Haley                56,172 shares
Allen M. Hill               233,571 shares (3)
W August Hillenbrand         24,334 shares
David R. Holmes              14,262 shares
Burnell R. Roberts           40,341 shares

          Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each executive officer of the Company named in the Summary
Compensation Table (other than executive officers who are directors of the Company whose security ownership is found above) as of January 31, 1999.

                                 Amount and Nature of
Name of Executive Officer      Beneficial Ownership (1)
-------------------------      ------------------------
Stephen F. Koziar                  14,655 shares
H. Ted Santo                        3,932 shares
Judy W. Lansaw                      3,704 shares


(1) The number of shares shown represents in each instance less than 1% of the outstanding Common Shares of DPL Inc.



                             III-10

    There were 938,067 shares or 0.58% of the total number of Common Shares beneficially owned by all directors and executive officers of DPL Inc. and the Company as a group at January 31, 1999. The number of shares shown includes Common Shares transferred to the Master Trust for non-employee directors pursuant to the Directors' Deferred Stock Compensation Plan.

(2) The number of shares shown for Mr. Forster includes 40,537 Common Shares and 310,000 restricted share equivalents with no voting rights.

(3) The number of shares shown for Mr. Hill includes 33,571 Common
    Shares and 200,000 restricted share equivalents with no voting rights.


Item 13 - Certain Relationships And Related Transactions
------------------------------------------------------------------------------
          None.































                             III-11

PART IV


Item 14 - Exhibits, Financial Statement Schedule And Reports On Form 8-K
------------------------------------------------------------------------------
          (a) Documents filed as part of the Form 10-K


1. Financial Statements
   --------------------
See Item 8 - Index to Financial Statements on page II-8, which page is incorporated herein by reference.


2. Financial Statement Schedule
   ----------------------------
For the three years in the period ended December 31, 1998:

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

                                               Incorporation by Reference
                                               --------------------------
2     Copy of the Agreement of Merger among    Exhibit A to the 1986 Proxy
      DPL Inc., Holding Sub Inc. and the       Statement (File No. 1-2385)
      Company dated January 6, 1986

3(a)  Regulations and By-Laws of the Company   Exhibit 2(e) to Registration
                                               Statement No. 2-68136 to
                                               Form S-16

3(b)  Copy of Amended Articles of              Exhibit 3(b) to Report on
      Incorporation of the Company dated       Form 10-K for the year
      January 3, 1991                          ended December 31, 1991
                                               (File No. 1-2385)

4(a)  Copy of Composite Indenture dated as of  Exhibit 4(a) to Report on
      October 1, 1935, between the Company     Form 10-K for the year
      and The Bank of New York, Trustee with   ended December 31, 1985
      all amendments through the Twenty-Ninth  (File No. 1-2385)
      Supplemental Indenture

4(b)  Copy of the Thirtieth Supplemental       Exhibit 4(h) to Registration
      Indenture dated as of March 1, 1982,     Statement No. 33-53906
      between the Company and The Bank of New
      York, Trustee

4(c)  Copy of the Thirty-First Supplemental    Exhibit 4(h) to Registration
      Indenture dated as of November 1, 1982, Statement No. 33-56162 between the Company and The Bank of New
      York, Trustee

4(d)  Copy of the Thirty-Second Supplemental   Exhibit 4(i) to Registration
      Indenture dated as of November 1, 1982, Statement No. 33-56162 between the Company and The Bank of New
      York, Trustee

4(e)  Copy of the Thirty-Third Supplemental    Exhibit 4(e) to Report on
      Indenture dated as of December 1, 1985, Form 10-K for the year between the Company and The Bank of New ended December 31, 1985
      York, Trustee                            (File No. 1-2385)

4(f)  Copy of the Thirty-Fourth Supplemental   Exhibit 4 to Report on
      Indenture dated as of April 1, 1986,     Form 10-Q for the quater
      between the Company and The Bank of New  ended June 30, 1986
      York, Trustee                            (File No. 1-2385)

4(g)  Copy of the Thirty-Fifth Supplemental    Exhibit 4(h) to Report on
      Indenture dated as of December 1, 1986, Form 10-K for the year between the Company and The Bank of New ended December 31, 1986
      York, Trustee                            (File No. 1-9052)

4(h)  Copy of the Thirty-Sixth Supplemental    Exhibit 4(i) to Registration
      Indenture dated as of August 15, 1992,   Statement No. 33-53906
      between the Company and The Bank of New
      York, Trustee

4(i) Copy of the Thirty-Seventh Supplemental Exhibit 4(j) to Registration Indenture dated as of November 15, 1992, Statement No. 33-56162 between the Company and The Bank of New York, Trustee

4(j)  Copy of the Thirty-Eighth Supplemental   Exhibit 4(k) to Registration
      Indenture dated as of November 15, 1992, Statement No. 33-56162 between the Company and The Bank of New York, Trustee

4(k)  Copy of the Thirty-Ninth Supplemental    Exhibit 4(k) to Registration
      Indenture dated as of January 15, 1993, Statement No. 33-57928 between the Company and The Bank of New
      York, Trustee

4(l)  Copy of the Fortieth Supplemental        Exhibit 4(m) to Report on
      Indenture dated as of February 15, 1993, Form 10-K for the year
      between the Company and The Bank   ended December 31, 1992
      of New York, Trustee                     (File No. 1-2385)

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

10(e) Amended description of Deferred          Exhibit 10(e) to Report on
      Compensation Plan for Non-Employee       Form 10-K for the year
      Directors effective January 1, 1993      ended December 31, 1993
                                               (File No. 1-2385)

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



The following exhibits are filed herewith:

                                                                Page No.
                                                                --------

4(m)  Copy of the Forty-First Supplemental
      Indenture dated as of February 1, 1999,
      between the Company and the Bank of New
      York, Trustee

21    Copy of List of Subsidiaries of the Company

      (b) Reports on Form 8-K
          -------------------
          None.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE DAYTON POWER AND LIGHT COMPANY

                             Registrant


March 30, 1999                         /s/Allen M. Hill
                                -------------------------------------
                                          Allen M. Hill
                                President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Paul R. Anderson       Controller (principal        March 30, 1999
------------------------  accounting officer)
   (P. R. Anderson)


                          Director
------------------------
   (T. J. Danis)


                          Director
------------------------
  (J. F. Dicke, II)


/s/Peter H. Forster       Director and Chairman        March 30, 1999
------------------------
   (P. H. Forster)


                          Director
------------------------
      (E. Green)


/s/Jane G. Haley           Director                    March 30, 1999
------------------------
   (J. G. Haley)

/s/Allen M. Hill          Director, President and      March 30, 1999
------------------------  Chief Executive Officer
   (A. M. Hill)


                          Director
------------------------
  (W A. Hillenbrand)


/s/David R. Holmes        Director                     March 30, 1999
------------------------
   (D. R. Holmes)


/s/Burnell R. Roberts     Director                     March 30, 1999
-------------------------
   (B. R. Roberts)


/s/James P. Torgerson     Vice President, CFO and      March 30, 1999
------------------------- Treasurer (principal
   (J. P. Torgerson)      financial officer

                                                    Schedule II


               THE DAYTON POWER AND LIGHT COMPANY
                VALUATION AND QUALIFYING ACCOUNTS

      For the years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------
   COLUMN A              COLUMN B       COLUMN C        COLUMN D     COLUMN E
------------------------------------------------------------------------------
                                        Additions
                        Balance at   ----------------                 Balance
                       Beginning of   Charged                        at End of
  Description            Period      to Income  Other  Deductions(1)  Period
------------------------------------------------------------------------------
                       ------------------------thousands----------------------

1998:
Deducted from accounts
 receivable--

Provision for
 uncollectible accounts   $4,657      $8,182     $-       $8,182       $4,657

1997:
Deducted from accounts
 receivable--

Provisions for
 uncollectible accounts   $5,083      $5,515     $-       $5,941       $4,657

1996:
Deducted from accounts
 receivable--

Provisions for
 uncollectible accounts   $6,481      $4,056     $-       $5,454       $5,083






(1) Amounts written off, net of recoveries of accounts previously written off.