Form 10-Q
period 1999-03-31
DAYTON POWER & LIGHT CO
filed 1999-05-17
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                     41,172,173 Shares
-------------------------------            -------------------------------
    (Title of each class)                  (Outstanding at March 31, 1999)

                  THE DAYTON POWER AND LIGHT COMPANY

                                 INDEX


                                                                 Page No.
                                                                 --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations            1

          Consolidated Statement of Cash Flows                       2

          Consolidated Balance Sheet                                 3

          Consolidated Statement of Shareholder's Equity             5

          Notes to Consolidated Financial Statements                 6

          Operating Statistics                                       7


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   9


Part II - Other Information                                         11

     Signatures                                                     12

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                       1999       1998
                                                       ----       ----
                                                        --millions--
Revenues
--------
Utility service revenues--
  Electric                                           $260.4     $261.4
  Gas                                                 102.5       91.5
                                                     ------     ------
     Total Utility Service Revenues                   362.9      352.9

Expenses
--------
Fuel and purchased power                               61.2       61.2
Gas purchased for resale                               65.9       58.8
Operation and maintenance                              38.2       34.3
Depreciation and amortization                          32.6       31.3
Amortization of regulatory assets, net                  6.5        5.6
General taxes                                          34.2       34.4
Interest expense                                       24.4       21.2
                                                     ------     ------
     Total Expenses                                   263.0      246.8


Other income                                           16.4        4.6
                                                     ------     ------
Income Before Income Taxes                            116.3      110.7

Income taxes                                           44.5       41.2
                                                     ------     ------
Net Income                                             71.8       69.5

Preferred dividends                                     0.2        0.2
                                                     ------     ------
Earnings on Common Stock                             $ 71.6     $ 69.3
                                                     ======     ======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                    1999      1998
                                                    ----      ----
                                                     --millions--
Operating Activities
--------------------
  Cash received from utility customers            $341.7    $348.8
  Other operating cash receipts                      4.4       1.6
  Cash paid for:
     Fuel and purchased power                      (53.8)    (68.6)
     Purchased gas                                 (54.7)    (48.6)
     Operation and maintenance labor               (23.7)    (23.4)
     Nonlabor operating expenditures               (20.9)    (42.9)
     Interest                                      (27.9)    (26.7)
     Income taxes                                   (8.1)    (12.9)
     Property, excise and payroll taxes            (55.5)    (54.2)
                                                  ------    ------
  Net cash provided by operating activities        101.5      73.1

Investing Activities
--------------------
  Property expenditures                            (20.9)    (26.7)
  Increases in financial assets                    (78.8)    (19.5)
  Decreases in financial assets                     45.5      10.4
                                                  ------    ------
  Net cash used for investing activities           (54.2)    (35.8)

Financing Activities
--------------------
  Dividends paid on common stock                   (55.8)   (116.8)
  Dividends paid on preferred stock                 (0.2)     (0.2)
  Issuance of short-term debt                       15.5      75.5
                                                  ------    ------
  Net cash used for financing activities           (40.5)    (41.5)

Cash and temporary cash investments--
-----------------------------------
  Net change                                         6.8      (4.2)
  Balance at beginning of period                     1.9      11.8
                                                  ------    ------
  Balance at end of period                        $  8.7    $  7.6
                                                  ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company


                                                      At           At
                                                   March 31,   December 31,
                                                     1999         1998
                                                   --------    -----------
                                                        --millions--

ASSETS

Property
--------
Electric property                                  $3,378.2     $3,372.8
Gas property                                          298.2        296.9
Other property                                         19.1         18.9
                                                   --------     --------
  Total property                                    3,695.5      3,688.6

Less--
  Accumulated depreciation and amortization        (1,500.3)    (1,472.2)
                                                   --------     --------
     Net property                                   2,195.2      2,216.4
                                                   --------     --------

Current Assets
--------------
Cash and temporary cash investments                     8.7          1.9
Accounts receivable, less provision for
 uncollectible accounts                               234.5        219.2
Inventories, at average cost                           96.9        112.2
Deferred property and excise taxes                     61.1         93.4
Prepaid utility excise tax                             35.4         17.7
Other                                                  27.5         32.0
                                                   --------     --------
  Total current assets                                464.1        476.4
                                                   --------     --------

Other Assets
------------
Financial assets                                      275.4        232.2
Income taxes recoverable through future revenues      188.8        195.5
Other regulatory assets                                76.7         82.2
Other assets                                          193.7        209.7
                                                   --------     --------
  Total other assets                                  734.6        719.6
                                                   --------     --------
Total Assets                                       $3,393.9     $3,412.4
                                                   ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company


                                                     At           At
                                                  March 31,   December 31,
                                                    1999         1998
                                                  --------    -----------
                                                       --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholder's equity--
  Common stock                                    $    0.4     $    0.4
  Other paid-in capital                              788.2        788.2
  Accumulated other comprehensive income              24.9         33.6
  Earnings reinvested in the business                440.5        450.8
                                                  --------     --------
     Total common shareholder's equity             1,254.0      1,273.0

Preferred stock                                       22.9         22.9
Long-term debt                                       660.7        885.6
                                                  --------     --------
     Total capitalization                          1,937.6      2,181.5
                                                  --------     --------
Current Liabilities
-------------------
Current portion of long-term debt                    225.4          0.4
Short-term debt                                      196.7        181.2
Accounts payable                                      93.2        106.6
Accrued taxes                                        149.0        160.9
Accrued interest                                      15.8         20.7
Other                                                 91.0         49.8
                                                  --------     --------
     Total current liabilities                       771.1        519.6
                                                  --------     --------
Deferred Credits and Other
--------------------------
Deferred taxes                                       473.9        488.2
Unamortized investment tax credit                     68.5         69.3
Other                                                142.8        153.8
                                                  --------     --------
     Total deferred credits and other                685.2        711.3
                                                  --------     --------
Total Capitalization and Liabilities              $3,393.9     $3,412.4
                                                  ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                   The Dayton Power and Light Company
                Three months ended March 31, 1999 and 1998


                              Common Stock                    Accumulated    Earnings
                           --------------------     Other        Other      Reinvested
                           Outstanding             Paid-In   Comprehensive    in the
$ in millions                Shares      Amount    Capital      Income       Business     Total
-----------------------------------------------------------------------------------------------
1999:

Beginning Balance           41,172,173    $0.4     $788.2        $33.6       $450.8    $1,273.0

 Net Income                                                                    71.8
 Unrealized loss, net of
  reclassification
  adjustments, after tax                                          (8.7)
Total comprehensive income                                                                 63.1

Common stock dividends                                                        (81.9)      (81.9)
Preferred stock dividends                                                      (0.2)       (0.2)
                            -------------------------------------------------------------------
Ending balance              41,172,173    $0.4     $788.2        $24.9       $440.5    $1,254.0
                            ===================================================================

1998:

Beginning Balance           41,172,173    $0.4     $739.1        $20.3       $521.0    $1,280.8

 Net Income                                                                    69.5
 Net unrealized gain
  on securites, after tax                                          4.6
Total comprehensive income                                                                 74.1

Common stock dividends                                                       (140.0)     (140.0)
Preferred stock dividends                                                      (0.2)       (0.2)
                            -------------------------------------------------------------------
Ending balance              41,172,173    $0.4     $739.1        $24.9       $450.3    $1,214.7
                            ===================================================================


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

2. The consolidated financial statements in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the result of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                                      Three Months Ended
                                                          March 31
                                                      ------------------
                                                       1999         1998
                                                       ----         ----
Electric
--------
Sales (millions of kWh) --
  Residential                                         1,414        1,323
  Commercial                                            798          820
  Industrial                                          1,123        1,098
  Other                                                 908        1,185
                                                    -------     --------
     Total                                            4,243        4,426

Revenues (thousands of dollars) --
  Residential                                       114,101      109,508
  Commercial                                         55,249       56,678
  Industrial                                         54,783       52,522
  Other                                              36,293       42,677
                                                    -------      -------
     Total                                          260,426      261,385

Other Electric Statistics --
  Average price per kWh-retail and wholesale
   customers (cents)                                   6.04         5.77
  Fuel cost per net kWh generated (cents)              1.26         1.25
  Electric customers at end of period               491,840      486,795
  Average kWh use per residential customer            3,223        3,045
  Peak demand-maximum one hour use (mw), (net)        2,561        2,373

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                        1999         1998
                                                        ----         ----
Gas
---
Sales (millions of MCF) --
  Residential                                         13,188       11,356
  Commercial                                           3,947        3,032
  Industrial                                           1,237          920
  Other                                                  673          906
  Transported gas                                      6,513        5,913
                                                     -------      -------
     Total                                            25,558       22,127

Revenues (thousands of dollars) --
  Residential                                         68,615       59,953
  Commercial                                          19,622       15,373
  Industrial                                           5,827        4,492
  Other                                                8,449       11,658
                                                     -------      -------
     Total                                           102,513       91,476

Other Gas Statistics --
  Average price per MCF-retail customers (dollars)      5.11         5.19
  Gas customers at end of period                     307,018      303,023

Degree Days (based on calendar month) --
  Heating                                              2,843        2,369
  Cooling                                                  -           23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The Company's net income for the first quarter of 1999 was $71.8 million up from $69.5 million earned in the first quarter a year ago. In the quarter, winter temperatures were colder than last year, but still warmer than normal. The service territory remains strong with a 2% increase in retail electric sales from the first quarter of 1998. Increased revenues from these higher sales coupled with income from investments contributed to the improved financial performance. The Company advanced some maintenance expenditures into the first quarter to prepare for the peak summer months.

     The financial condition and results of operations for the first quarter ended March 31, 1999 are discussed below.



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

     On April 6, 1999, DPL Inc. completed a private placement issuance of $500 million of Senior Notes due 2004, with an interest rate of 6.32%. The proceeds were used for the redemption of the Company's $225 million 8.40% Series of First Mortgage Bonds, the reduction of short-term debt and for general corporate purposes.

     At March 31, 1999, the Company's cash and temporary cash investment balance was $8.7 million. In addition, $275.4 million was invested in financial assets.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At March 31, 1999, DPL Inc. had $30 million outstanding under these Credit Agreements. The Company has $97 million available in short-term informal lines of credit. At March 31, 1999, the Company had $71.9 million of these informal lines outstanding and $123.5 million in commercial paper outstanding.

     The Company currently has sufficient capacity to issue First
Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1999-2003.

Results of Operations
---------------------
     Utility service revenues increased by $10.0 million from the first quarter last year. Higher retail gas sales due to colder weather were the primary cause of this increase.

     Gas purchased for resale increased $7.1 million over first quarter 1998 as a result of the higher utility gas sales.

     Operation and maintenance expense increased $3.9 million from the first quarter last year. Higher production maintenance, line clearance and insurance and claims costs were partially offset by reduced compensation and benefit expense.

     Interest expense increased from last year by $3.2 million, because of higher short-term debt balances.

     Other income increased by $11.8 million over the same period in 1998 as a result of higher investment income.

     Income taxes increased $3.3 million from the corresponding quarter last year with the higher pre-tax income.

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

     Some computer applications may not properly recognize dates beginning with the year 2000. This "Y2K" issue, if not corrected, could cause disruptions in information technology systems and operating control systems.

     The Company has implemented a plan to identify and correct Y2K issues in its computer applications and operations. This plan includes
(1) evaluation of applications and systems, (2) assessment of Y2K errors,
(3) correction of errors and (4) testing of applications and systems.
The evaluation and assessment phases are substantially complete. The correction and testing phases, approximately 70% complete, continue on schedule and are expected to be completed in the third quarter of 1999. The estimated cost of this corrective action is $20 million, and includes modification and replacement of hardware and software.

     The electric industry relies on computer applications to monitor and control interdependent power systems. These systems are also susceptible to Y2K problems. The utility industry has organized work groups to identify and solve potential problems. The Company is evaluating the possibility of Y2K disruptions in the industry and is adopting proper contingency plans.

                      Part II.  Other Information


Item 5. Other Information.
-------------------------

Rate Regulation and Government Legislation
------------------------------------------
     On March 4, 1999, the PUCO initiated an inquiry into the adequacy of electricity generation and transmission facilities of Ohio's investor-owned electric utility companies to avoid a recurrence of the power supply shortages that occurred in the summer of 1998. The
Company has responded to various data requests from the PUCO concerning their inquiry.

     On March 26, 1998, a twelve member Joint Committee of the Ohio Senate and House of Representatives, created to explore and possibly draft retail wheeling legislation, introduced an electric deregulation Bill which expired at year end. On September 16, 1998, the Company and the three other major investor-owned utilities in Ohio presented a comprehensive electric utility restructuring Bill to a working group of the Committee. In March 1999, a group of legislators released to the public a draft outline for restructuring. On March 25, 1999, those legislators introduced companion electric restructuring Bills in the Ohio House and Senate. The Company is participating in hearings that are being held on the companion Bills at the Legislature.


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)




Date: May 17, 1999           /s/James P. Torgerson
      ------------           ----------------------------------
                             James P. Torgerson
                             Vice President, CFO and Treasurer




Date: May 17, 1999           /s/Paul R. Anderson
      ------------           ----------------------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)