Form 10-Q
period 1999-06-30
DAYTON POWER & LIGHT CO
filed 1999-08-13
CIK 27430

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                 41,172,173 Shares
--------------------------------         ------------------------------
     (Title of each class)               (Outstanding at June 30, 1999)

                  THE DAYTON POWER AND LIGHT COMPANY

                                 INDEX


                                                                 Page No.
                                                                 --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations           1

          Consolidated Statement of Cash Flows                      2

          Consolidated Balance Sheet                                3

          Consolidated Statement of Shareholder's Equity            5

          Notes to Consolidated Financial Statements                6

          Operating Statistics                                      8


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 10


     Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                         12


Part II - Other Information                                        14

     Signatures                                                    16

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                          Three Months      Six Months
                                             Ended            Ended
                                            June 30          June 30
                                          ------------     ------------
                                          1999    1998     1999    1998
                                          ----    ----     ----    ----
                                          --millions--     --millions--
Revenues
--------
Utility service revenues--

  Electric                              $248.2  $264.2   $508.6  $525.6
  Gas and other                           29.0    29.0    131.5   120.5
                                        ------  ------   ------  ------
     Total Utility Service Revenues      277.2   293.2    640.1   646.1

Expenses
--------
Fuel and purchased power                  60.9    66.6    122.1   127.9
Gas purchased for resale                  14.2    15.5     80.2    74.3
Operation and maintenance                 49.5    58.9     86.2    93.8
Depreciation and amortization             32.1    31.3     64.7    62.6
Amortization of regulatory assets, net     5.9     5.2     12.3    10.8
General taxes                             34.1    33.8     68.3    68.1
Interest expense                          20.8    22.5     45.1    43.7
                                        ------  ------   ------  ------
     Total Expenses                      217.5   233.8    478.9   481.2
                                        ------  ------   ------  ------
Income
------
Operating Income                          59.7    59.4    161.2   164.9

Investment income                          2.8     2.9     17.1     8.1

Other income and deductions               (4.3)   (1.9)    (3.8)   (1.9)
                                        ------  ------   ------  ------
Income Before Income Taxes                58.2    60.4    174.5   171.1

Income taxes                              21.3    24.2     65.8    65.4
                                        ------  ------   ------  ------
Net Income                                36.9    36.2    108.7   105.7

Preferred dividends                        0.2     0.2      0.4     0.4
                                        ------  ------   ------  ------
Earnings on Common Stock                $ 36.7  $ 36.0   $108.3  $105.3
                                        ======  ======   ======  ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company

                                                   Six Months Ended
                                                       June 30
                                                   ----------------
                                                    1999      1998
                                                    ----      ----
                                                     --millions--
Operating Activities
--------------------
  Cash received from utility customers            $647.8    $652.3
  Other operating cash receipts                      9.5       5.1
  Cash paid for:
     Fuel and purchased power                     (116.7)   (128.9)
     Purchased gas                                 (88.2)    (82.2)
     Operation and maintenance labor               (38.4)    (41.8)
     Nonlabor operating expenditures               (33.0)    (69.7)
     Interest                                      (46.7)    (42.4)
     Income taxes                                  (57.1)    (67.1)
     Property, excise and payroll taxes            (77.9)    (76.9)
                                                  ------    ------
  Net cash provided by operating activities        199.3     148.4

Investing Activities
--------------------
  Capital expenditures                             (42.3)    (47.7)
  Purchases of available for sale securities      (111.6)    (43.9)
  Sales of available for sale securities            51.5      15.9
                                                  ------    ------
  Net cash used for investing activities          (102.4)    (75.7)

Financing Activities
--------------------
  Dividends paid on common stock                   (81.8)   (172.0)
  Issuance (retirement) of short-term debt         (12.9)     43.7
  Parent company capital contribution              245.0      49.0
  Retirement of long-term debt                    (237.6)     (0.4)
  Dividends paid on preferred stock                 (0.4)     (0.4)
                                                  ------    ------
  Net cash used for financing activities           (87.7)    (80.1)

Cash and temporary cash investments--
-----------------------------------
  Net change                                         9.2      (7.4)
  Balance at beginning of period                     1.9      11.8
                                                  ------    ------
  Balance at end of period                        $ 11.1    $  4.4
                                                  ======    ======
See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company


                                                      At         At
                                                   June 30,   December 31,
                                                     1999        1998
                                                   -------    -----------
                                                        --millions--

ASSETS

Property
--------
Electric property                                 $3,400.9    $3,372.8
Gas property                                         299.9       296.9
Other property                                        18.8        18.9
                                                  --------    --------
  Total property                                   3,719.6     3,688.6

Less--
  Accumulated depreciation and amortization       (1,532.1)   (1,472.2)
                                                  --------    --------
     Net property                                  2,187.5     2,216.4
                                                  --------    --------
Current Assets
--------------
Cash and temporary cash investments                   11.1         1.9
Accounts receivable, less provision for
 uncollectible accounts os $2.0 and $4.7,
 respectively                                        210.0       219.2
Inventories, at average cost                          93.1       112.2
Deferred property and excise taxes                    83.3        93.4
Other                                                 34.3        49.2
                                                  --------    --------
  Total current assets                               431.8       475.9
                                                  --------    --------
Other Assets
------------
Financial assets                                     309.7       232.7
Income taxes recoverable through future revenues     178.2       195.5
Other regulatory assets                               68.6        82.2
Other assets                                         217.9       209.7

  Total other assets                                 774.4       720.1
                                                  --------    --------
Total Assets                                      $3,393.7    $3,412.4
                                                  ========    ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                  The Dayton Power and Light Company


                                                      At         At
                                                   June 30,   December 31,
                                                     1999        1998
                                                   -------    -----------
                                                     --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholder's equity--
  Common stock                                    $    0.4    $    0.4
  Other paid-in capital                            1,033.3       788.2
  Accumulated other comprehensive income              36.8        33.6
  Earnings reinvested in the business                477.1       450.8
                                                  --------    --------
     Total common shareholder's equity             1,547.6     1,273.0

Preferred stock                                       22.9        22.9
Long-term debt                                       661.2       885.6
                                                  --------    --------
     Total capitalization                          2,231.7     2,181.5
                                                  --------    --------
Current Liabilities
-------------------
Short-term debt                                      168.4       181.2
Dividends payable                                     26.0          -
Accounts payable                                      85.4       106.6
Accrued taxes                                         96.2       160.9
Accrued interest                                      20.7        20.7
Other                                                 68.2        50.2
                                                  --------    --------
     Total current liabilities                       464.9       519.6
                                                  --------    --------
Deferred Credits and Other
--------------------------
Deferred taxes                                       480.1       488.2
Unamortized investment tax credit                     67.8        69.3
Other                                                149.2       153.8
                                                  --------    --------
     Total deferred credits and other                697.1       711.3
                                                  --------    --------
Total Capitalization and Liabilities              $3,393.7    $3,412.4
                                                  ========    ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                  The Dayton Power and Light Company

                Six months ended June 30, 1999 and 1998


                              Common Stock               Accum.  Earnings
                            ------------------  Other    Other   Reinvested
                            Outstanding         Paid-In  Comp.   in the
$ in millions                 Shares    Amount  Capital  Income  Business     Total
-----------------------------------------------------------------------------------
1999:
Beginning Balance           41,172,173   $0.4    $788.2   $33.6    $450.8  $1,273.0

 Net income                                                         108.7
 Unrealized gains, net
  of reclassification
  adjustments, after tax                                    3.2
Total comprehensive income                                                    111.9

Common stock dividends                                              (81.9)    (81.9)
Preferred stock dividends                                            (0.4)     (0.4)
Parent company capital
 contribution                                     245.0                       245.0
Other                                               0.1              (0.1)       -
                            -------------------------------------------------------
Ending balance              41,172,173   $0.4  $1,033.3   $36.8    $477.1  $1,547.6
                            =======================================================

1998:
Beginning Balance           41,172,173   $0.4    $739.1   $20.3    $521.0  $1,280.8

 Net income                                                         105.7
 Unrealized gains, net
  of reclassification                                      11.4
  adjustments, after tax
Total comprehensive income                                                    117.1

Common stock dividends                                             (205.3)   (205.3)
Preferred stock dividends                                            (0.4)     (0.4)
Parent company capital
 contribution                                      49.0                        49.0
Other                                               0.1              (0.1)       -
                            -------------------------------------------------------
Ending balance              41,172,173   $0.4    $788.2   $31.7    $420.9  $1,241.2
                            =======================================================


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements

1. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of The Dayton Power and Light Company ("the Company").

2. The Company has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report on Form 10-K.

3. The Company accounts for its investments in debt and equity securities by classifying the securities into different categories (held-to-maturity and available-for-sale); available-for-sale securities are carried at fair market value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholder's equity for investments. Investments classified as held-to-maturity are carried at amortized cost. The value of equity security investments and fixed maturity investments is based upon market quotations or investment cost which is believed to approximate market. The cost basis for equity security and fixed maturity investments is average cost and amortized cost, respectively.

                            At June 30                   At December 31
                               1999                          1998
                    ----------------------------  ----------------------------
                          Gross Unrealized             Gross Unrealized
                    ----------------------------  ----------------------------
                    Fair                           Fair
$ in millions       Value  Gains  Losses  Cost     Value  Gains  Losses   Cost
------------------------------------------------------------------------------
                      $      $      $      $         $      $       $      $
Assets (a)
----------
Available for sale
 equity securities  372.2   59.4   (2.8)  315.6    299.4   55.2  (3.5)   247.7

Held to maturity
 securities:
  Debt securities    44.2    -     (0.5)   44.7     51.1    1.3    -      49.8
  Temporary cash
   investments         -     -       -       -       4.4     -     -       4.4
                     ----  ----    ----    ----     ----   ----  ----     ----
       Total         44.2    -     (0.5)   44.7     55.5    1.3    -      54.2


Liabilities (b)
---------------
Debt                854.1    -       -    830.0  1,152.5     -     -   1,067.3


(a) Maturities range from 1999 to 2011.
(b) Includes current maturities.


4. For the three months ended June 30, 1999 and 1998, gross realized gains were $(0.4) million and $0.3 million, respectively. There were no gross realized losses in either three-month period. Gross realized gains and losses were $12.3 million and $0.8 million respectively for the six months ended June 30, 1999; for the six months ended June 30, 1998, gross realized gains were $3.4 million and there were no losses.

5. The Company and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, as well as the investments in fuel inventory, plant materials and operating supplies and capital additions, are allocated to the owners in accordance with their respective ownership interests.

6. DPL Inc. and its other wholly-owned subsidiaries provide certain administrative services to the Company. These costs were $3.9 million and $2.3 million respectively for the three months ended June 30, 1999 and 1998; amounts for the six months ended June 30, 1999 and 1998 were $4.6 million and $4.7 million, respectively. The primary expense provided by the subsidiaries is insurance. This expense is either specifically identified with the Company or allocated based upon the relationships of payroll, revenue and/or property. Management considers the allocation methods used as reasonable, and that the expenses approximate what would have been incurred on a stand-alone basis.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company


                                               Three Months       Six Months
                                                  Ended              Ended
                                                 June 30            June 30
                                              --------------     -------------
                                               1999     1998     1999     1998
                                               ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                                   943    1,005    2,357    2,328
  Commercial                                    852      886    1,650    1,706
  Industrial                                  1,316    1,200    2,439    2,298
  Other                                         936    1,151    1,844    2,336
                                            -------  -------  -------  -------
     Total                                    4,047    4,242    8,290    8,668

Revenues (thousands of dollars)--
  Residential                                87,960   92,536  202,061  202,044
  Commercial                                 59,479   61,502  114,728  118,180
  Industrial                                 62,928   59,395  117,711  111,918
  Other                                      37,831   50,757   74,124   93,433
                                            -------  -------  -------  -------
     Total                                  248,198  264,190  508,624  525,575

Other Electric Statistics--
  Average price per kWh-retail and
   wholesale customers (cents)                 6.05     6.14     6.05     5.95
  Fuel cost per net kWh generated (cents)      1.28     1.30     1.27     1.27
  Electric customers at end of period       491,568  487,172  491,568  487,172
  Average kWh use per residential customer 2,150 2,309 5,373 5,354 Peak demand-maximum one hour use
   (mw), (net)                                2,968    2,931    2,968    2,931

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company




                                               Three Months       Six Months
                                                  Ended             Ended
                                                 June 30           June 30
                                               -------------     --------------
                                               1999     1998     1999     1998
                                               ----     ----     ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                                 2,474    2,706   15,662   14,063
  Commercial                                    918    1,064    4,865    4,096
  Industrial                                    233      249    1,470    1,170
  Other                                         143      234      816    1,139
  Transportation gas delivered                3,806    4,352   10,319   10,265
                                             ------   ------   ------   ------
     Total                                    7,574    8,605   33,132   30,733

Revenues (thousands of dollars)--
  Residential                                17,281   17,525   85,896   77,478
  Commercial                                  5,053    5,644   24,675   21,018
  Industrial                                  1,218    1,237    7,045    5,728
  Other                                       5,466    4,606   13,915   16,265
                                             ------   ------  -------  -------
     Total                                   29,018   29,012  131,531  120,489

Other Gas Statistics--
  Average price MCF-retail customers
   (dollars)                                   6.44     6.01     5.33     5.36
  Gas customers at end of period            305,145  302,434  305,145  302,434

Degree Days (based on calendar month)--
  Heating                                       455      507    3,298    2,876
  Cooling                                       313      323      313      346

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -----------------------------------------------------------

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

     The Company's earnings on common stock for the second quarter of 1999 were $36.7 million, up $0.7 million from quarterly earnings a year ago. Year-to-date earnings were $108.3 million, up $3.0 million from the same period in 1998.

     The continued strength of the West Central Ohio economy increased energy demands by business customers. The 4% increase in electric sales to those customers during the second quarter, combined with higher investment income and ongoing cost reduction efforts, resulted in the earnings increase.

     See Item 5, Other Information, for a discussion of government legislation and the restructuring of Ohio utilities.


Financial Condition
-------------------
     Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. The Company's ability to complete its capital projects and the reliability of future service will be affected by its financial condition and the availability of external funds at reasonable cost.

     On April 6, 1999, DPL Inc. completed a private placement issuance of $500 million of Senior Notes due 2004, with an interest rate of 6.32%. The proceeds were used for the redemption of the Company's $225 million 8.40% Series of First Mortgage Bonds, the reduction of short-term debt and for general corporate purposes.

     At June 30, 1999, the Company's cash and temporary cash investment balance was $11.1 million. The Company held financial assets valued as of June 30, 1999 at $309.7 million. Financial assets include direct and indirect managed debt and equity securities.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At June 30, 1999, DPL Inc. had no borrowings outstanding under these Credit Agreements. The Company has $97 million available in short-term informal lines of credit. At June 30, 1999, the Company had none of these informal lines outstanding and $43.8 million in commercial paper outstanding.

     The Company currently has sufficient capacity to issue First
Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 1999-2003.

Results of Operations
---------------------
     Utility service revenues decreased by $16.0 million for the second quarter because of weather related reduced electric sales to other utilities and residential customers. For the six months ended June 30, 1999, utility service revenues decreased $6.0 million due to reduced electric sales to other utilities partially offset by increased gas sales.

     Fuel and purchased power decreased $5.7 million and $5.8 million, respectively, from the second quarter and year-to-date last year as a result of decreased retail sales and sales to other utilities.

     Operation and maintenance expense decreased from last year by $9.4 million for the second quarter and $7.6 million year-to-date. Lower electric and gas distribution costs, uncollectible reserves and benefit costs caused the decreases.

     Investment income increased by $9.0 million from year-to-date last year primarily due to realized gains.

     Income taxes decreased $2.9 million from the second quarter primarily due to book and tax timing differences. Income taxes increased $0.4 million from year to date 1998 because of higher taxable income.


Issues and Financial Risks
--------------------------
     Some computer applications may not properly recognize dates beginning with the year 2000. This "Y2K" issue, if not corrected, could cause disruptions in information technology systems and operating control systems.

     The Company has implemented a plan to identify and correct Y2K issues in its computer applications and operations. This plan includes (1) evaluation of applications and systems, (2) assessment of Y2K errors, (3) correction of errors and (4) testing of applications and systems. The evaluation and assessment phases are complete. The correction and testing phases are substantially complete, with final modifications and testing for a few components to be completed in the third quarter of 1999. The estimated cost of this corrective action is $20 million, and includes modification and replacement of hardware and software.

     The electric industry relies on computer applications to monitor and control interdependent power systems. These systems are also susceptible to Y2K problems. The utility industry has organized work groups to identify and solve potential problems. The Company is evaluating the possibility of Y2K disruptions in the industry and is adopting proper contingency plans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         ----------------------------------------------------------

     The carrying value of the Company's debt, which consists of first mortgage bonds, guaranteed air quality development obligations, notes, commercial paper and lines of credit, was $1,067.3 million at December 31, 1998. The fair value of this debt, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities, was $1,152.5 million. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed-rate debt at December 31, 1998.


                                    Extended Maturity Date
                 -------------------------------------------------------------
($ in Millions)  1999  2000  2001  2002  2003  Thereafter   Total   Fair Value
                 -------------------------------------------------------------
Long-Term Debt
 Fixed Rate      $0.4  $0.4  $0.4  $0.4  $0.4    $884.1    $886.1       $971.3
 Average Rate    6.4%  6.4%  6.4%  6.4%  6.4%      7.7%      7.7%


     The primary market risk to which the Company is exposed is related to short-term interest rate risk. The carrying value and fair value of short-term debt was $181.2 million with a weighted average interest rate of 5.6% at December 31, 1998. The interest expense risk related to this debt was estimated to be approximately an increase/decrease of $0.7 million if the weighted average cost increased/decreased 10%.

     DPL Inc. closed on a private placement issuance of $500 million of Senior Notes Due 2004, with an interest rate of 6.32% in early April. The proceeds were used to redeem the Company's $225 million 8.4% Series First Mortgage Bonds and for general corporate purposes including redemption of short-term debt. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed-rate debt after the retirement of the $225 million 8.4% Series First Mortgage Bonds.

                                    Extended Maturity Date
                 -------------------------------------------------------------
($ in Millions)  1999  2000  2001  2002  2003  Thereafter   Total   Fair Value
                 -------------------------------------------------------------
Long-Term Debt
 Fixed Rate    $225.4  $0.4  $0.4  $0.4  $0.4    $659.1    $661.1       $746.3
 Average Rate    8.4%  6.4%  6.4%  6.4%  6.4%      7.4%      7.4%


     The fair value of available for sale securities was $372.2 million and $299.4 million at June 30, 1999 and December 31, 1998, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $37.2 million and $29.9 million at June 30, 1999 and December 31, 1998, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of June 30, 1999, there have been no other material changes in the above information since the end of the preceding fiscal year.

                      Part II.  Other Information

Item 5. Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On July 6, 1999 Ohio Governor Taft signed an Ohio electric industry restructuring bill which will become effective on October 5, 1999. Under the bill, beginning January 1, 2001 electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in the State of Ohio will be deemed competitive and will not be subject to supervision and regulation by the Public Utilities Commission of Ohio ("PUCO"). Existing limitations on an electric public utility's ownership rights of a non-public utility were eliminated. All earnings obligations, restrictions or caps imposed on an electric utility in a PUCO order are void as of the effective date of the legislation.

     Within ninety days of the effective date of the legislation, the Company is required to file with the PUCO a transition plan. The PUCO is required to issue a final order not later than 275 days after the plan is filed, or in no event later than October 31, 2000. As part of the transition plan, companies may file for the opportunity to receive transition revenues to be recovered through a transition charge during the market development period which ends December 31, 2005. The amount of transition revenues allowed will be determined by the PUCO based on criteria set forth in the statute. Regulatory assets that are part of the total allowable amount of transition costs will be separately identified as part of the transition charge, and the PUCO may set the revenue requirement for their recovery to end no later than December 31, 2010. A shopping incentive will be factored into the setting of the transition charge to induce 20% load switching by customer class by December 31, 2003, or halfway through the utility's market development period.

     The legislation contains a mandatory 5% rate cut for residential customers limited to the generation portion of their overall electric bill. No company is permitted to own or control transmission facilities in Ohio on or after the start date of competition unless that entity is a member of and turns over control of its transmission facilities to one or more qualifying transmission entities as outlined in the statute.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  The following exhibit is filed herewith:

 Exhibit No.   Description
 -----------   -----------

    27         Financial Data Schedule


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)




Date:   August 13, 1999      /s/James P. Torgerson
      -------------------    ---------------------------------
                             James P. Torgerson
                             Vice President, CFO and Treasurer




Date:   August 13, 1999      /s/Paul R. Anderson
      -------------------    ------------------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)