Form 10-Q
period 1999-09-30
DAYTON POWER & LIGHT CO
filed 1999-11-15
CIK 27430

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                  41,172,173 Shares
----------------------------         ----------------------------------
   (Title of each class)             (Outstanding at September 30, 1999)

                  THE DAYTON POWER AND LIGHT COMPANY

                                 INDEX


                                                              Page No.
                                                              --------
Part I.  Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations         1

          Consolidated Statement of Cash Flows                    2

          Consolidated Balance Sheet                              3

          Consolidated Statement of Shareholder's Equity          5

          Notes to Consolidated Financial Statements              6

          Operating Statistics                                    8

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations     10

     Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                       12


Part II.  Other Information                                      14

     Signatures                                                  16

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                          Three Months     Nine Months
                                             Ended            Ended
                                          September 30     September 30
                                          ------------     ------------
                                          1999    1998     1999    1998
                                          ----    ----     ----    ----
                                          --millions--     --millions--
Revenues
--------
Utility service revenues--

  Electric                              $304.1  $296.3   $812.7  $821.9
  Gas and other                           15.7    22.9    147.2   143.4
                                        ------  ------   ------  ------
     Total Utility Service Revenues      319.8   319.2    959.9   965.3

Expenses
--------
Fuel and purchased power                  77.7    71.0    199.8   198.9
Gas purchased for resale                   5.3    10.5     85.5    84.8
Operation and maintenance                 51.8    68.4    138.0   162.3
Depreciation and amortization             32.4    31.2     97.1    93.8
Amortization of regulatory assets, net     7.4     6.4     19.7    17.2
General taxes                             34.7    33.8    103.1   101.9
Interest expense                          19.2    22.5     64.3    66.2
                                        ------  ------   ------  ------
     Total Expenses                      228.5   243.8    707.5   725.1
                                        ------  ------   ------  ------
Income
------
Operating Income                          91.3    75.4    252.4   240.2

Investment income                          2.2     2.6     19.3    10.7

Other income and deductions                0.8    (1.6)    (2.9)   (3.4)
                                        ------  ------   ------  ------
Income Before Income Taxes                94.3    76.4    268.8   247.5

Income taxes                              38.0    31.3    103.8    96.7
                                        ------  ------   ------  ------
Net Income                                56.3    45.1    165.0   150.8

Preferred dividends                        0.2     0.2      0.7     0.7
                                        ------  ------   ------  ------
Earnings on Common Stock                $ 56.1  $ 44.9   $164.3  $150.1
                                        ======  ======   ======  ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company

                                                  Nine Months Ended
                                                    September 30
                                                  -----------------
                                                    1999      1998
                                                    ----      ----
                                                     --millions--
Operating Activities
--------------------
Cash received from utility customers              $986.1    $966.4
Other operating cash receipts                       19.5       9.1
Cash paid for:
  Fuel and purchased power                        (208.2)   (204.1)
  Purchased gas                                   (109.2)   (109.4)
  Operation and maintenance labor                  (58.0)    (60.8)
  Nonlabor operating expenditures                  (70.5)   (122.5)
  Interest                                         (69.2)    (70.2)
  Income taxes                                     (57.4)    (77.0)
  Property, excise and payroll taxes              (115.2)   (112.5)
                                                  ------    ------
Net cash provided by operating activities          317.9     219.0

Investing Activities
--------------------
Capital expenditures                               (62.2)    (71.2)
Purchases of available-for-sale financial assets  (197.2)   (115.4)
Sales of available-for-sale financial assets        58.0      33.7
                                                  ------    ------
Net cash used for investing activities            (201.4)   (152.9)

Financing Activities
--------------------
Dividends paid on common stock                     (81.9)   (210.1)
Issuance (retirement) of short-term debt           (38.6)     86.7
Parent company capital contribution                245.0      49.0
Retirement of long-term debt                      (237.5)     (0.4)
Dividends paid on preferred stock                   (0.7)     (0.7)
                                                  ------    ------
Net cash used for financing activities            (113.7)    (75.5)

Cash and temporary cash investments--
-----------------------------------
Net change                                           2.8      (9.4)
Balance at beginning of period                       1.9      11.8
                                                  ------    ------
Balance at end of period                          $  4.7    $  2.4
                                                  ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company


                                                   At             At
                                              September 30,   December 31,
                                                  1999           1998
                                              -------------   ------------
                                                     --millions--

ASSETS
------
Property
--------
Electric property                               $3,443.7      $3,398.6
Gas property                                       302.3         296.9
Other property                                      17.8          18.9
                                                --------      --------
  Total property                                 3,763.8       3,714.4

Less--
  Accumulated depreciation and amortization     (1,577.5)     (1,484.8)
                                                --------      --------
     Net property                                2,186.3       2,229.6
                                                --------      --------
Current Assets
--------------
Cash and temporary cash investments                  4.7           1.9
Accounts receivable, less provision for
 uncollectible accounts of $2.8 and $4.7,
 respectively                                      189.3         219.2
Inventories, at average cost                       100.4         112.2
Deferred property and excise taxes                  50.8          93.4
Other                                               44.1          49.2
                                                --------      --------
  Total current assets                             389.3         475.9
                                                --------      --------
Other Assets
------------
Financial assets                                   381.9         232.7
Income taxes recoverable through future
 revenues                                          178.4         195.5
Other regulatory assets                             60.3          82.2
Other assets                                       201.8         196.5
                                                --------      --------
  Total other assets                               822.4         706.9
                                                --------      --------
Total Assets                                    $3,398.0      $3,412.4
                                                ========      ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                  The Dayton Power and Light Company


                                                   At             At
                                              September 30,   December 31,
                                                  1999           1998
                                              -------------   ------------
                                                     --millions--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholder's equity--
  Common stock                                  $    0.4      $    0.4
  Other paid-in capital                          1,033.3         788.2
  Accumulated other comprehensive income            33.1          33.6
  Earnings reinvested in the business              533.2         450.8
                                                --------      --------
     Total common shareholder's equity           1,600.0       1,273.0

Preferred stock                                     22.9          22.9
Long-term debt                                     661.2         885.6
                                                --------      --------
     Total capitalization                        2,284.1       2,181.5
                                                --------      --------
Current Liabilities
-------------------
Short-term debt                                    142.5         181.2
Dividends payable                                   26.0            -
Accounts payable                                    76.5         106.6
Accrued taxes                                      110.1         160.9
Accrued interest                                    10.2          20.7
Other                                               55.0          50.2
                                                --------      --------
     Total current liabilities                     420.3         519.6
                                                --------      --------
Deferred Credits and Other
--------------------------
Deferred taxes                                     476.6         488.2
Unamortized investment tax credit                   67.0          69.3
Other                                              150.0         153.8
                                                --------      --------
     Total deferred credits and other              693.6         711.3
                                                --------      --------
Total Capitalization and Liabilities            $3,398.0      $3,412.4
                                                ========      ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                  The Dayton Power and Light Company

             Nine Months Ended September 30, 1999 and 1998

                            Common Stock                Accum.   Earnings
                         ------------------   Other     Other    Reinvested
                         Outstanding          Paid-In   Comp.    in the
$ in millions              Shares    Amount   Capital   Income   Business     Total
-----------------------------------------------------------------------------------
1999:
Beginning balance          41,172,173  $0.4    $  788.2  $33.6    $450.8   $1,273.0

 Net income                                                        165.0
 Unrealized gains, net
  of reclassification                                     (0.5)
  adjustments, after tax
Total comprehensive income                                                    164.5

Common stock dividends                                             (81.9)     (81.9)
Preferred stock dividends                                           (0.7)      (0.7)
Parent company capital
 contribution                                     245.0                       245.0
Other                                               0.1                         0.1
                           --------------------------------------------------------
Ending balance             41,172,173  $0.4    $1,033.3  $33.1    $533.2   $1,600.0
                           ========================================================

1998:
Beginning balance          41,172,173  $0.4    $  739.1  $20.3    $521.0   $1,280.8

 Net income                                                        150.8
 Unrealized gains, net
  of reclassification                                      7.6
  adjustments, after tax
Total comprehensive income                                                    158.4

Common stock dividends                                            (210.1)    (210.1)
Preferred stock dividends                                           (0.7)      (0.7)
Parent company capital
  contribution                                     49.0                        49.0
Other                                               0.1                         0.1
                           --------------------------------------------------------
Ending balance             41,172,173  $0.4    $  788.2  $27.9    $461.0   $1,277.5
                           ========================================================

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements



1. The Dayton Power and Light Company ("the Company") has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report on Form 10-K. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

2. The Company accounts for its investments in debt and equity securities by classifying the securities into different categories (held-to-maturity and available-for-sale); available-for-sale securities are carried at fair market value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholder's equity for investments. Investments classified as held-to-maturity are carried at amortized cost. The value of equity security investments and fixed maturity investments is based upon market quotations or investment cost to approximate market. The cost basis for equity security and fixed maturity investments is cost and amortized cost, respectively.

                          At September 30,               At December 31,
                               1999                           1998
                    ---------------------------    ---------------------------
                         Gross Unrealized               Gross Unrealized
                    ---------------------------    ---------------------------
                    Fair                           Fair
$ in millions       Value  Gains  Losses   Cost    Value  Gains  Losses   Cost
------------------------------------------------------------------------------
                      $      $      $       $         $      $      $      $
Assets (a)
----------
Available-for-sale
 equity securities  441.4   55.0   (4.1)  390.5    299.4   55.2  (3.5)   247.7

Held-to-maturity
 securities:
  Debt securities    45.2     -    (1.2)   46.4     51.1    1.3    -      49.8
  Temporary cash
   investments        2.0     -      -      2.0      4.4     -     -       4.4
                    -----   ----   ----   -----    -----   ----  ----    -----
       Total         47.2     -    (1.2)   48.4     55.5    1.3    -      54.2


Liabilities (b)
---------------
Debt                813.9                 804.2  1,152.5               1,067.3

(a) Maturities range from 1999 to 2011.
(b) Includes current maturities.


3. For the three months ended September 30, 1999 and 1998, there were no gross realized gains or losses. Gross realized gains and losses were $12.3 million and $0.8 million, respectively, for the nine months ended September 30, 1999; for the nine months ended September 30, 1998, gross realized gains were $3.2 million and there were no losses.

              Notes to Consolidated Financial Statements
                              Continued


4. The Company and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, as well as the investments in fuel inventory, plant materials and operating supplies and capital additions, are allocated to the owners in accordance with their respective ownership interests.

5. DPL Inc. and its other wholly-owned subsidiaries provide certain administrative services to the Company. These costs were $2.2 million and $5.3 million, respectively, for the three months ended September 30, 1999 and 1998; amounts for the nine months ended September 30, 1999 and 1998 were $6.7 million and $10.0 million, respectively. The primary expense provided by the subsidiaries is insurance. This expense is either specifically identified with the Company or allocated based upon the relationships of payroll, revenue and/or property. Management considers the allocation methods used as reasonable, and that the expenses approximate what would have been incurred on a stand-alone basis.

6.   The Company had $124.6 million of notes payable to DPL Inc.
outstanding at an interest rate of 7.75% at September 30, 1999. The notes are payable on demand.

7. In October, the Company transferred its investments in MVE, Inc., MacGregor Park, Inc. and DP&L Community Urban Redevelopment Corporation to its sole shareholder, DPL Inc.

     In the opinion of management, the information included in this Form 10-Q reflects all adjustments which are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                               Three Months       Nine Months
                                                  Ended              Ended
                                               September 30       September 30
                                               -------------     -------------
                                               1999     1998     1999     1998
                                               ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                                 1,309    1,361    3,666    3,689
  Commercial                                    927      982    2,577    2,688
  Industrial                                  1,273    1,202    3,712    3,500
  Other                                       1,083    1,130    2,927    3,466
                                            -------  -------  -------  -------
     Total                                    4,592    4,675   12,882   13,343

Revenues (thousands of dollars)--
  Residential                               116,756  121,273  318,817  323,317
  Commercial                                 61,460   64,264  176,188  182,444
  Industrial                                 68,208   60,253  185,919  172,171
  Other                                      57,684   50,490  131,808  143,922
                                            -------  -------  -------  -------
     Total                                  304,108  296,280  812,732  821,854

Other Electric Statistics--
  Average price per kWh-retail and
   wholesale customers (cents)                 6.54     6.23     6.22     6.05
  Fuel cost per net kWh generated (cents)      1.29     1.25     1.27     1.27
  Electric customers at end of period       491,941  488,110  491,941  488,110
  Average kWh use per residential customer 2,982 3,127 8,356 8,481 Peak demand-maximum one hour
   use (MW), (net)                            3,130    3,007    3,130    3,007

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company




                                               Three Months       Nine Months
                                                  Ended             Ended
                                               September 30      September 30
                                               -------------     -------------
                                               1999     1998     1999     1998
                                               ----     ----     ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                                 1,029    2,056   16,691   16,119
  Commercial                                    525      798    5,390    4,894
  Industrial                                    235      159    1,705    1,329
  Other                                          36        2      852    1,140
  Transportation gas delivered                3,549    3,195   13,868   13,461
                                             ------   ------   ------   ------
     Total                                    5,374    6,210   38,506   36,943

Revenues (thousands of dollars)--
  Residential                                 8,163   15,132   94,059   92,610
  Commercial                                  2,932    4,498   27,607   25,516
  Industrial                                  1,142      797    8,187    6,525
  Other                                       3,448    2,498   17,363   18,763
                                             ------   ------  -------  -------
     Total                                   15,685   22,925  147,216  143,414

Other Gas Statistics--
  Average price per MCF-retail
   customers (dollars)                         6.81     6.80     5.44     5.55
  Gas customers at end of period            304,818  302,628  304,818  302,628

Degree Days (based on calendar month) --
  Heating                                        83       29    3,381    2,905
  Cooling                                       738      724    1,051    1,070

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         --------------------------

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

     The Company's earnings on common stock for the third quarter of 1999 were $56.1 million, up $11.2 million from quarterly earnings a year ago. Year-to-date earnings were $164.3 million, up $14.2 million from the same period in 1998.

     The quarterly earnings increase is primarily attributable to the completion of DP&L's Phase One expansion of its combustion turbine program and a decrease in operation and maintenance expense. The expansion provided additional peaking capacity to meet the demands of its customers and other utility companies resulting from the high heat and humidity experienced in July.

     See Item 5, Other Information, for a discussion of government legislation and the restructuring of Ohio utilities.


Financial Condition
-------------------

     On August 30, 1999, DPL Inc. announced Phase Two of its combustion turbine expansion program. At an investment of $80 million, DPL Inc. has contracted to purchase four natural gas-fired combustion peaking units. These units will provide an additional 225 MW of capacity to be available and online by the summer of 2000. This follows DP&L's completion, in December 1998, of its first phase of peaking capacity expansions in which three combustion turbine units were added totaling 250 MW additional peaking capacity at an investment of $75 million.

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

     At September 30, 1999, the Company's cash and temporary cash investment balance was $4.7 million. The Company held financial assets valued as of September 30, 1999 at $381.9 million. Financial assets include direct and indirect managed debt and equity securities.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At September 30, 1999, DPL Inc. had no borrowings outstanding under these Credit Agreements. The Company has $75 million available in short-term informal lines of credit. At September 30, 1999, there were no borrowings outstanding under these informal lines and $18 million in commercial paper outstanding.

     The Company currently has sufficient capacity to issue First
Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 1999-2003.

Results of Operations
---------------------

     Utility service revenues increased by $0.6 million for the third quarter. For the nine months ended September 30, 1999, utility service revenues decreased $5.4 million due to reduced electric sales to other utilities, partially offset by increased gas sales.

     Fuel and purchased power increased $6.7 million and $0.9 million, respectively, from the third quarter and year-to-date last year. For the quarter, the increase was due to higher purchased power costs associated with sales to other utilities.

     Operation and maintenance expense decreased from last year by $16.6 million for the third quarter and $24.3 million year-to-date. Lower electric and gas distribution costs, software development costs, uncollectible reserves, insurance and claims costs and benefit costs caused the decreases.

     Investment income increased by $8.6 million from year-to-date last year primarily due to realized gains.

     Income taxes increased $6.7 million and $7.1 million, respectively, from the third quarter and year-to-date 1998 because of higher taxable income.

Issues and Financial Risks
--------------------------

     The utility industry relies on computer applications to monitor and control interdependent power and utility systems. Some computer applications may not properly recognize dates beginning with the year 2000. This "Y2K" issue, if not corrected, could cause disruptions in information technology systems and operating control systems. The utility industry has organized work groups to identify and solve potential problems. The Company has evaluated the possibility of Y2K disruptions in the industry and has adopted proper contingency plans.

     The Company has implemented a plan to identify and correct Y2K issues in its computer applications and operations. This plan includes (1) evaluation of applications and systems, (2) assessment of Y2K errors, (3) correction of errors and (4) testing of applications and systems. The evaluation and assessment phases are complete. The correction and testing phases are substantially complete, with final modifications and testing for a few components to be completed in the fourth quarter of 1999. The estimated cost of this corrective action is $20 million and includes modification and replacement of hardware and software.

          Responding to new Ohio legislation regarding energy companies, the Company is separating into various business units. As part of this separation process, each business unit is being evaluated on a stand-alone basis. Those units which do not complement the Company's going-forward strategy may be divested. As a result of this evaluation process, the Company is exploring the sale of its natural gas retail business unit.
At September 30, 1999, year-to-date gas revenues were $147.2 million and $61.7 million net of gas purchased for resale. The Company's natural gas retail distribution has 305,000 residential, commercial and government customers and 5,000 miles of pipeline in 16 counties in West Central Ohio.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

     The carrying value of the Company's debt was $1,067.3 million at December 31, 1998, which consisted of first mortgage bonds, guaranteed air quality development obligations, notes, commercial paper and lines of credit. The fair value of this debt was $1,152.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed-rate debt at December 31, 1998.


                                       Extended Maturity Date
                 -------------------------------------------------------------
$ in millions    1999  2000  2001  2002  2003  Thereafter   Total   Fair Value
------------------------------------------------------------------------------
Long-term Debt
--------------
 Fixed rate      $0.4  $0.4  $0.4  $0.4  $0.4     $884.1   $886.1     $971.3
 Average rate    6.4%  6.4%  6.4%  6.4%  6.4%       7.7%     7.7%

     The primary market risk to the Company is related to a short-term interest rate risk. The carrying value and fair value of short-term debt was $181.2 million with a weighted average interest rate of 5.6% at December 31, 1998. The interest expense risk related to this debt was estimated to be approximately an increase/decrease of $0.7 million if the weighted average cost increased/decreased 10%.

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


                                         Extended Maturity Date
                  ------------------------------------------------------------
$ in millions     1999  2000  2001  2002  2003  Thereafter  Total   Fair Value
------------------------------------------------------------------------------
Long-term Debt
--------------
 Fixed rate     $225.4  $0.4  $0.4  $0.4  $0.4     $659.1  $661.1     $746.3
 Average rate     8.4%  6.4%  6.4%  6.4%  6.4%       7.4%    7.4%

     The fair value of available-for-sale securities was $441.4 million and $299.4 million at September 30, 1999 and December 31, 1998, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $44.1 million and $29.9 million at September 30, 1999 and December 31, 1998, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of September 30, 1999, there have been no other material changes in the above information since the end of the preceding fiscal year.

                      Part II.  Other Information

Item 5. Other Information.
        ------------------
Rate Regulation and Government Legislation
------------------------------------------

     On July 6, 1999, Ohio Governor Taft signed an Ohio electric industry restructuring bill which became effective on October 5, 1999. Under the bill, beginning January 1, 2001, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in the State of Ohio will be deemed competitive and will not be subject to supervision and regulation by the Public Utilities Commission of Ohio ("PUCO"). Existing limitations on an electric public utility's ownership rights of a non-public utility were eliminated. All earnings obligations, restrictions or caps imposed on an electric utility in a PUCO order are void as of the effective date of the legislation.

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

     The legislation contains a mandatory 5% rate cut for residential customers limited to the generation portion of their overall electric bill. The Company's impact is approximately $11 million. No company is permitted to own or control transmission facilities in Ohio on or after the start date of competition unless that entity is a member of and turns over control of its transmission facilities to one or more qualifying transmission entities as outlined in the statute.

     The PUCO is required to issue a final order not later than 275 days after the plan is filed, or in no event later than October 31, 2000. The Company is unable to predict the outcome of the regulatory process which could have an impact on the Company's future results of operations. Until the outcome is known, the Company will continue to account for its generation business according to Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation.

Environmental Considerations
----------------------------

     In early November, the United States Environmental Protection Agency ("EPA") filed civil complaints and Notices of Violations ("NOVs") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act. Generation units operated by partners Cincinnati Gas & Electric (Beckjord 6) and Columbus Southern Power (Conesville 4) and co-owned by the Company were referenced in these actions. The Company was not identified in the NOVs or civil complaints. The partners will vigorously challenge the NOVs and complaints in court. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on the Company.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a)  The following exhibit is filed herewith:

 Exhibit No.   Description
 -----------   -----------

     27        Financial Data Schedule


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)




Date:  November 15, 1999     /s/ Jeanne S. Holihan
       -----------------     ------------------------------
                             Jeanne S. Holihan
                             Vice President and Treasurer




Date:  November 15, 1999     /s/ Paul R. Anderson
       -----------------     ------------------------------
                             Paul R. Anderson
                             Controller
                             (Principal Accounting Officer)