Form 10-K
period 1999-12-31
DAYTON POWER & LIGHT CO
filed 2000-03-30
CIK 27430

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of registrant's common stock outstanding as of February 15, 2000, all of which were held by DPL Inc., was 41,172,173.

PART I

Item 1 - BUSINESS*
-------------------------------------------------------------------------------


                                   THE COMPANY

         The Dayton Power and Light Company (the "Company") is a public utility incorporated under the laws of Ohio in 1911. The Company sells electricity and natural gas to residential, commercial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for the Company's 24 county service area is generated at eight power plants and is distributed to 495,000 retail customers. Natural gas is provided to 308,000 customers in 16 counties. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. The Company's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1999, electric revenues decreased 1% due to lower sales to other public utilities and residential customers. Utility gas revenues and gas purchased for resale each increased 2% in 1999 due to higher sales to business customers. During 1999, cooling degree days were 13% above the twenty year average and 3% below 1998. Heating degree days in 1999 were 8% below the thirty year average and 12% above 1998. Sales patterns will change in future years as weather and the economy fluctuate. The Company employed 2,102 persons as of December 31, 1999, of which 1,778 are full-time employees and 324 are part-time employees.

         All of the outstanding shares of common stock of the Company are held by DPL Inc. ("DPL"), which became the Company's corporate parent, effective April 21, 1986.

         In 1999, the Company transferred its ownership interests in the assets and liabilities of MacGregor Park, Inc. to DPL and transferred its ownership interests in the assets and liabilities of MVE, Inc. to Plaza Building Inc., which is another wholly-owned subsidiary of DPL.

         The Company's principal executive and business office is located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937) 224-6000.



         * Unless otherwise indicated, the information given in "Item 1 - Business" is current as of February 15, 2000. No representation is made that there have not been subsequent changes to such information.

                                   COMPETITION

         The Company competes with privately and municipally owned electric utilities and rural electric cooperatives, natural gas suppliers and other alternate fuel suppliers. The Company competes on the basis of price and service.

         Like other utilities, the Company from time to time may have electric generating capacity available for sale to other utilities. The Company competes with other utilities to sell electricity provided by such capacity. The ability of the Company to sell this electricity will depend on how the Company's price, terms and conditions compare to those of other utilities. In addition, from time to time, the Company makes power purchases from other suppliers.

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

         The Company provides transmission and wholesale electric service to twelve municipal customers which distribute electricity within their corporate limits. In addition to these municipal customers, the Company maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements. Sales to municipalities represented 1.3% of total electricity sales in 1999.

         The municipal agreements provide, among other things, for the sale of firm power by the Company to the municipals on specified terms. However, the parties disagree in their interpretation of this portion of the agreement and the Company filed suit against the eleven municipals on December 28, 1998. The dispute was subsequently settled in 1999. In December 1999, the Company filed a second suit against the municipals claiming their failure to pay for certain services rendered under the contract. The municipals filed a complaint at the Federal Energy Regulatory Commission ("FERC") claiming violation of a mediation clause. This dispute is expected to be resolved through the FERC process, and is not expected to result in a material impact on the Company's financial position.

         On February 15, 1996, the Public Utilities Commission of Ohio ("PUCO") issued guidelines for interruptible service, including services that accommodate the attainment and delivery of replacement electricity during periods when the utility faces constraints on its own resources. The Company's interruptible electric service tariffs were approved on May 1, 1997, and tariffs conforming to this order were subsequently filed with the PUCO on May 15, 1997.

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

         In October 1999, legislation ("the Legislation") became effective in Ohio giving electric utility customers a choice of energy providers starting January 1, 2001. Under the Legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. Existing limitations on an electric public utility's ownership rights of a non-public utility were eliminated. All earnings obligations, restrictions or caps imposed on an electric utility in a PUCO order became void as of the effective date of the Legislation.

         As required by the Legislation, the Company filed its transition plan at the PUCO on December 20, 1999. As part of the transition plan, the Company also filed for the opportunity to receive transition revenues. These transition revenues, once determined by the PUCO, will be recovered through a transition charge during the market development period which ends no later than December 31, 2005. Regulatory assets that are part of the total allowable amount of transition costs will be separately identified as part of the transition charge, and the PUCO may set the revenue requirements for their recovery to end no later than December 31, 2010. A shopping incentive may be factored into the setting of the transition charge to induce 20% load switching by customer class by December 31, 2003, or halfway through the utility's market development period.

         On April 24, 1996, FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In its orders, FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. Both in 1997 and 1998, the Company reached an agreement in principle with staff and intervenors in these tariff cases. The Company's revenues from customers will not be materially impacted by the final resolution of these cases.

         FERC issued an Order accepting the Stipulation between the parties in the Company's Open Access Transmission Tariff cases on July 30, 1999 and September 17, 1999. The Company was not materially impacted by the Order. FERC issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate or control interstate transmission file a proposal to join a RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation.

         On September 30, 1996, FERC conditionally accepted the Company's market-based sales tariff which will allow the Company to sell wholesale generation supply at prices that reflect current market prices. At the same time, FERC approved the application and authorization of DPL Energy Inc., a wholly-owned subsidiary of DPL, to sell and broker wholesale electric power and also charge market-based prices for such power.

         On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service related functions effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO Staff which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. The Company submitted comments on the proposed rules on January 31, 2000.

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

                CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY

CONSTRUCTION PROGRAM

         Construction additions were $80 million, $111 million, and $109 million in 1999, 1998 and 1997, respectively. The Company recently completed its Phase One peaking generation expansion with the addition of three GE combustion turbines representing 250 MW. The capital program for 2000 consists of construction costs of approximately $114 million.

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

FINANCING PROGRAM

         At year-end 1999, cash and temporary cash investments were $96 million and financial assets were $1 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

         On February 2, 2000, DPL announced that it had signed a definitive agreement with affiliates of Kohlberg Kravis Roberts & Co. ("KKR"), an investment company, under which KKR will make a strategic investment of $550 million in DPL. DPL intends to use the proceeds from this investment, combined with $425 million of new debt capital, to continue its planned generation strategy, retire short-term debt and purchase up to 31.6 million common shares. The $425 million issuance of 8.25% Senior Notes due 2007 closed on February 24, 2000, and the $550 million investment by KKR closed on March 13, 2000. These transactions resulted in an increase in the financial leverage of DPL in its capital structure.

         Under the terms of the agreement with KKR, which has been unanimously approved by DPL's Board of directors, the investment includes a combination of voting preferred and trust preferred securities and warrants to purchase DPL common stock. The 31.6 million warrants, with an exercise price of $21, represent approximately 19.9% of DPL shares currently outstanding. The voting preferred securities carry voting rights for up to 4.9% of DPL's total voting rights. The trust preferred securities have a term of 30 years (subject to acceleration to six months after the exercise of warrants) and carry a dividend rate of 8.5% payable in cash.

         On February 4, 2000, DPL initiated an Offer to Purchase for Cash up to 25 million common shares, or approximately 16% of outstanding shares, at a price of $20-$23, via a modified Dutch Auction process. This tender expired on March 3, 2000. Under the Offer, approximately 28 million shares, or 18% of outstanding shares, were properly tendered and not withdrawn at prices at or below $23 per share. Therefore, the buyback was prorated with a final proration factor of 91.3%. DPL accepted for purchase 25 million shares, or 16% of its common stock, at a price of $23 per share. DPL currently intends to purchase up to an additional 6.6 million shares after this offer is completed. The method, timing and financing of such purchases have not yet been decided.

         In December 1997, the Company redeemed a series of first mortgage bonds in the principal amount of $40 million with an interest rate of 8.0%. The bonds had been scheduled to mature in 2003. Another series of first mortgage bonds in the principal amount of $40 million matured in 1997. Sinking fund payments required for the next five years are $2 million.

         In April 1999, DPL completed a private placement issuance of $500 million of Senior Notes Due 2004, with an interest rate of 6.32%. The proceeds were used to redeem the 8.40% Series First Mortgage Bonds, the reduction of short-term debt and for general corporate purposes.

         DPL and its subsidiaries have $300 million available through revolving credit agreements with a consortium of banks. One agreement, for $200 million, expires in 2002 and the other, for $100 million, expires in 2000. The agreements were amended effective March 10, 2000 so that the financial covenants would be consistent with the effects of the Tender Offer and the associated financings. At year-end 1999, DPL had no outstanding borrowings under these credit agreements. The Company also has $75 million available in short-term lines of credit. The Company had no outstanding borrowings from these lines of credit at year-end 1999 and $81 million at year-end 1998. The Company had $123 million and $99 million in commercial paper outstanding at year-end 1999 and 1998, respectively.

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

         The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by the Company. The Company's all-time net peak load was 3,130,000 KW, occurring in 1999. The present summer generating capability is 3,269,000 KW.

                              GENERATING FACILITIES

                                                                                             MW Rating
                                                                                        ------------------
                                                   Operating                            Company
           Station                Ownership*        Company          Location           Portion     Total
-----------------------------     ----------      ----------       -------------        -------    -------
COAL UNITS

Hutchings                              W          Company          Miamisburg, OH           371        371
Killen                                 C          Company          Wrightsville, OH         402        600
Stuart                                 C          Company          Aberdeen, OH             820      2,340
Conesville-Unit 4                      C          CSP              Conesville, OH           129        780
Beckjord-Unit 6                        C          CG&E             New Richmond, OH         210        420
Miami Fort-Units 7 &8                  C          CG&E             North Bend, OH           360      1,000
East Bend-Unit 2                       C          CG&E             Rabbit Hash, KY          186        600
Zimmer                                 C          CG&E             Moscow, OH               365      1,300

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

         The Company derived over 99% of its electric output from coal-fired units in 1999. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

         The Company estimates that approximately 65-85% of its coal requirements for the period 2000-2004 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. The Company has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

         The prices to be paid by the Company under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

         The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was 1.30(cent) in 1999 and 1998 and 1.31(cent) in 1997. Beginning in February 2000, the Company's Electric Fuel Component ("EFC") will be fixed at 1.30(cent) for the remainder of 2000. As competition begins on January 1, 2001 the EFC will become part of the Standard Offer Generation Rate. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.


                          GAS OPERATIONS AND GAS SUPPLY

         The Company reached an agreement to sell its natural gas retail distribution business unit for $425 million. This all-cash sale of assets (book value approximating $250 million at December 31, 1999) is subject to regulatory approvals and is expected to close by the end of the second quarter, 2000. The after-tax proceeds from the sale will be used in the expansion of the electric combustion turbine business, to finance in part other business unit capital needs, to continue the stock buyback program and to reduce outstanding short-term debt.

         The Company has long-term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR"), Texas Gas Transmission Corporation ("Texas Gas"), Panhandle Eastern Pipe Line Company ("Panhandle"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation for varying terms, up to early 2005. Along with firm transportation services, the Company has approximately 14 billion cubic feet of firm storage service with various pipelines.

         In addition, the Company is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide the Company the opportunity to purchase competitively priced natural gas supplies and pipeline services. The Company purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1999, firm agreements provided approximately 60% of total supply, with the remaining supplies purchased on a spot/short-term basis.

         In 1999, the Company purchased natural gas at an average price of $3.68 per MCF, compared to $3.22 per MCF in 1998 and $3.45 per MCF in 1997. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in the Company's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

         The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. The Company has an approved tariff and provides transportation service to approximately 600 end-use customers, delivering a total quantity of nearly 20,200,000 MCF per year.


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

         The Company's electric and natural gas rate schedules contain certain recovery and adjustment clauses subject to periodic audits by, and proceedings before, the PUCO. Electric fuel and gas costs are expensed as recovered through rates. Beginning in February 2000, the Company's EFC will be fixed at 1.30(cent) for the remainder of 2000. As competition begins on January 1, 2001 the EFC will become part of the Standard Offer Generation Rate.

         On June 18, 1996, Ohio Governor Voinovich signed into law House Bill 476 which allows for alternate natural gas rate plans and exemption from PUCO jurisdiction for some gas services, and establishes a code of conduct for natural gas distribution companies. Final rules were issued on March 12, 1997.

         Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service.

         Regulatory assets recorded during the phase-in of electric rates were recovered in revenues through 1999. A 1992 PUCO-approved agreement for the phase-in plan provided that after the end of the deferral period the Company would maintain a balance sheet reserve account which shall operate to reduce the otherwise applicable jurisdictional production plant valuation subject to recovery in rates. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $2.8 million per year over the projected life of the asset.

         The 1992 PUCO-approved settlement agreement for the demand-side management ("DSM") programs, as updated in 1995, provided for accelerated recovery of DSM costs and, thereafter, production plant costs to the extent that the Company's return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose. In 1998, amortization of regulatory assets included an additional $10.4 million of accelerated cost recovery. In 1999, the Legislation removed the return on equity cap.

Regulatory deferrals on the balance sheet were:

                                                             Dec. 31       Dec. 31
                                                               1999         1998
                                                             --------     --------
                                                                 --millions--
Phase-in                                                     $   (6.8)    $   12.9
DSM                                                              13.2         19.6
Deferred interest - Zimmer                                       46.9         49.7
Income taxes recoverable through
    future revenues                                             168.5        195.5
                                                             --------     --------
Total                                                        $  221.8     $  277.7
                                                             ========     ========

         Under the Legislation passed in 1999, the percentage of income payment plan ("PIPP") for eligible low-income households will be converted to a universal service fund. The universal service program will be administered by the Ohio Department of Development. As part of the Company's Electric Transition Plan, the Company has requested to recover PIPP arrearages remaining as of December 31, 2000 as part of a transition charge.

         In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. On April 15, 1999 and June 1, 1999, respectively, the Company filed its electric and natural gas LTFR with the PUCO. Legislation for competitive retail electric service will change the scope of the electric LTFR filing requirements in the future.

         The PUCO is composed of five commissioners appointed to staggered five-year terms. The current Commission is composed of the following members:

Name                                   Beginning of Term      End of Term
----                                   -----------------      -----------
Chairman Alan R. Schriber                  April 1999          April 2004
Donald L. Mason                            April 1998          April 2003
Judith A. Jones                            April 1997          April 2002
Craig A. Glazer                            April 1996          April 2001
Rhonda H. Fergus                           April 1995          April 2000

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

         The Company's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993 and, on November 9, 1995, the PUCO approved the continued appropriateness of the ECP. Phase I requirements were met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the Act were approximately $5.5 million. Phase II requirements are being met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal price impact.

         In November 1999, the United States Environmental Protection Agency ("U.S. EPA") filed civil complaints and Notices of Violations ("NOVs") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act ("CAA"). Generation units operated by partners Cincinnati Gas & Electric (Beckjord 6) and Columbus Southern Power (Conesville 4) and co-owned by the Company were referenced in these actions. On March 1, 2000, the U.S. EPA filed amended complaints in the civil actions that U.S. EPA had brought against the partners in November 1999. The amended complaint against Cincinnati Gas & Electric includes alleged violations pertaining to Beckjord 6. Numerous northeast states have filed complaints or have indicated that they will be joining the EPA's action against the partners. The Company was not identified in the NOVs, civil complaints or state actions. The partners will vigorously challenge the NOVs and complaints in court. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on the Company.

         In September 1998, the U.S. EPA issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the CAA. The modified SIPs are likely to result in further nitrogen oxide ("NOx") reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, the Company's total capital expenditures are estimated to be approximately $175 million over the next five years. Industry groups and others appealed the rules in United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others are considering an appeal of this decision. In late December 1999, the U.S. EPA issued final rules granting various CAA Section 126 petitions filed by northeast states. The Company's facilities were identified, among many others, in the rulemaking. The Company's current NOx reduction strategy and associated expenditures to meet the SIP call should satisfy the rulemaking reduction requirements.

LAND USE

         The Company and numerous other parties have been notified by U.S. EPA or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRPs") for clean-up at two superfund sites in
Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

         The Company received notification from the U.S. EPA in July 1987 for the Cardington Road site. The Company has not joined the PRP group formed at that site because of the absence of any known evidence that the Company contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. The final resolution is not expected to have a material effect on the Company's financial position, earnings or cash flow.

         The Company and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRPs for clean up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. The Company has not joined the PRP group formed for the site because the available information does not demonstrate that the Company contributed wastes to the site. The final resolution is not expected to have a material effect on the Company's financial position, earnings or cash flow.

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                               ELECTRIC OPERATIONS

                                                                      YEARS ENDED DECEMBER 31
                                                       -----------------------------------------------------
                                                           1999                 1998                1997
                                                       ------------         ------------        ------------
Electric Output (millions of kWh)
     General -
         Coal-fired units ........................           16,539               16,854              16,246
         Other units .............................              189                   99                  52
     Power purchases .............................            1,523                1,475               1,239
     Company use and line losses .................           (1,384)                (947)               (928)
                                                       ------------         ------------        ------------

         Total ...................................           16,867               17,481              16,609
                                                       ============         ============        ============

Electric Sales (millions of kWh)
     Residential .................................            4,725                4,790               4,788
     Commercial ..................................            3,390                3,518               3,408
     Industrial ..................................            4,876                4,655               4,749
     Public authorities and railroads ............            1,305                1,360               1,330
     Private utilities and wholesale .............            2,571                3,158               2,334
                                                       ------------         ------------        ------------

         Total ...................................           16,867               17,481              16,609
                                                       ============         ============        ============

Electric Customers at End of Period
     Residential .................................          441,468              437,674             433,563
     Commercial ..................................           45,470               44,716              43,923
     Industrial ..................................            1,917                1,909               1,881
     Public authorities and railroads ............            5,994                5,838               5,736
     Other .......................................               46                   43                  42
                                                       ------------         ------------        ------------

         Total ...................................          494,895              490,180             485,145
                                                       ============         ============        ============
Operating Revenues (thousands)
     Residential .................................     $    412,808         $    419,948        $    409,857
     Commercial ..................................          235,309              242,526             234,206
     Industrial ..................................          242,410              228,685             225,775
     Public authorities and railroads ............           69,777               76,686              74,018
     Private utilities and wholesale .............           79,196               86,485              53,598
     Other .......................................           18,844               18,651              12,523
                                                       ------------         ------------        ------------
         Total ...................................     $  1,058,344         $  1,072,981        $  1,009,977
                                                       ============         ============        ============
Residential Statistics (per customer-average)
     Sales - kWh .................................           10,758               10,999              11,120
     Revenue .....................................     $     940.00         $     964.40        $     951.90
     Rate per kWh ................................             8.74CENTS            8.77CENTS           8.56CENTS


* See Note 14 to Consolidated Financial Statements for additional information.

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                                 GAS OPERATIONS

                                                                YEARS ENDED DECEMBER 31
                                                       -------------------------------------------
                                                          1999            1998            1997
                                                       ----------      ----------      ----------
Gas Output (thousands of MCF)
     Direct market purchases .....................         37,865          36,497          43,808
     Liquefied petroleum gas .....................              2               3              66
     Company use and unaccounted for .............         (2,116)           (912)         (1,016)
     Transportation gas received .................         19,964          18,125          19,182
                                                       ----------      ----------      ----------

         Total ...................................         55,715          53,713          62,040
                                                       ==========      ==========      ==========

Gas Sales (thousands of MCF)
     Residential .................................         24,450          24,877          29,277
     Commercial ..................................          7,647           7,433           9,567
     Industrial ..................................          2,246           1,916           2,520
     Public authorities ..........................          1,182           1,699           2,153
     Transportation gas delivered ................         20,190          17,788          18,523
                                                       ----------      ----------      ----------

         Total ...................................         55,715          53,713          62,040
                                                       ==========      ==========      ==========

Gas Customers at End of Period
     Residential .................................        282,706         279,784         276,189
     Commercial ..................................         22,635          22,491          22,298
     Industrial ..................................          1,303           1,441           1,396
     Public authorities ..........................          1,173           1,509           1,475
                                                       ----------      ----------      ----------

         Total ...................................        307,817         305,225         301,358
                                                       ==========      ==========      ==========

Operating Revenues (thousands)
     Residential .................................     $  139,545      $  138,802      $  160,279
     Commercial ..................................         40,225          38,243          48,302
     Industrial ..................................         11,017           9,291          11,867
     Public authorities ..........................          5,908           8,230          10,311
     Other .......................................         18,284          16,640          12,948
                                                       ----------      ----------      ----------

         Total ...................................     $  214,979      $  211,206      $  243,707
                                                       ==========      ==========      ==========

Residential Statistics (per customer-average)
     Sales - MCF .................................           87.1            89.6           107.0
     Revenue .....................................     $   497.15      $   499.94      $   585.63
     Rate per MCF ................................     $     5.71      $     5.58      $     5.47

* See Note 14 to Consolidated Financial Statements for additional information.

Item 2 - PROPERTIES
-------------------------------------------------------------------------------

ELECTRIC

         Information relating to the Company's electric properties is contained in Item 1 - BUSINESS, THE COMPANY (page I-1), CONSTRUCTION AND FINANCING PROGRAM OF THE COMPANY (pages I-5 and I-6), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-7 and I-8) and Item 8 - Notes 4 and 7 of Notes to Consolidated Financial Statements on pages II-17 and II-22, respectively, which pages are incorporated herein by reference.


GAS

         Information relating to the Company's gas properties is contained in
Item 1 - BUSINESS, THE COMPANY (page I-1), and GAS OPERATIONS AND GAS SUPPLY (pages I-8 and I-9) and Note 12 of Notes to Consolidated Financial Statements
 (page II-24), which pages are incorporated herein by reference.


OTHER

         The Company owns a number of area service buildings located in various operating centers.

         Substantially all property and plant of the Company is subject to the lien of the Mortgage securing the Company's First Mortgage Bonds.


Item 3 - LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

         Information relating to legal proceedings involving the Company is contained in Item 1 - BUSINESS, THE COMPANY (page I-1), COMPETITION (Pages I-2 through I-4), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-7 and I-8), GAS OPERATIONS AND GAS SUPPLY (pages I-8 and I-9) and Note 12 of Notes to Consolidated Financial Statements on page II-24, RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-9 through I-11), ENVIRONMENTAL CONSIDERATIONS (pages I-11 through I-13) and Item 8 - Note 4 of Notes to Consolidated Financial Statements on page II-17, which pages are incorporated herein by reference.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

         None.

PART II

Item 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The Company's common stock is held solely by DPL Inc. and as a result is not listed for trading on any stock exchange.

         The information required by this item of Form 10-K is set forth in Item 8 - Selected Quarterly Information on page II-26 and the Financial and Statistical Summary on page II-27, which pages are incorporated herein by reference.

         As long as any Preferred Stock is outstanding, the Company's Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its Common Stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of the Company available for dividends on its Common Stock subsequent to December 31, 1946, plus $1,200,000. As of year-end, all earnings reinvested in the business of the Company were available for Common Stock dividends.

Item 6 -  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

         The information required by this item of Form 10-K is set forth in Item 8 - Financial and Statistical Summary on page II-27, which page is incorporated herein by reference.

Item 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                       The Dayton Power and Light Company

Performance Highlights                                                           1999          1998          1997
-----------------------------------------------------------------------------------------------------------------
CAPITAL INVESTMENT PERFORMANCE:

Capital structure (millions)
         Common shareholder's equity.............................$            1,297.6       1,273.0       1,280.8
         Preferred stock.........................................$               22.9          22.9          22.9
         Long-term debt..........................................$              661.2         885.6         886.0
                                                                                -----         -----         -----
              Total..............................................$            1,981.7       2,181.5       2,189.7

OPERATING PERFORMANCE:

Electric--
     Sales (millions of kWh)
         Residential.............................................               4,725         4,790         4,788
         Commercial..............................................               3,390         3,518         3,408
         Industrial..............................................               4,876         4,655         4,749
         Other...................................................               3,876         4,518         3,664
                                                                                -----         -----         -----
              Total..............................................              16,867        17,481        16,609

     Revenues (millions)
         Residential.............................................$              412.8         419.9         409.9
         Commercial..............................................$              235.3         242.5         234.2
         Industrial..............................................$              242.4         228.7         225.8
         Other...................................................$              167.8         181.9         140.1
                                                                                -----         -----         -----
              Total..............................................$            1,058.3       1,073.0       1,010.0
Average price per kWh - retail and wholesale
     customers (calendar year)...................................CENTS           6.19          6.03          6.01

Gas--
     Sales (thousands of MCF)
         Residential.............................................              24,450        24,877        29,277
         Commercial..............................................               7,647         7,433         9,567
         Industrial..............................................               2,246         1,916         2,520
         Other...................................................              21,372        19,487        20,676
                                                                               ------        ------        ------
              Total..............................................              55,715        53,713        62,040

     Revenues (millions)
         Residential.............................................$              139.6         138.8         160.3
         Commercial..............................................$               40.2          38.2          48.3
         Industrial..............................................$               11.0           9.3          11.9
         Other...................................................$               24.2          24.9          23.9
                                                                                 ----          ----          ----
              Total..............................................$              215.0         211.2         244.4

Average price per MCF - total (calendar year)....................$               3.86          3.93          3.93


                           Income Statement Highlights

$ in millions                                                        1999          1998          1997
-------------------------------------------------------------------------------------------------------
Electric utility:
     Revenues....................................                  $1,058        $1,073        $1,010
     Fuel and purchased power....................                     262           257           227
                                                                      ---           ---           ---

         Net revenues............................                     796           816           783

Gas utility:
     Revenues....................................                     215           211           244
     Gas purchased for resale....................                     130           128           151
                                                                      ---           ---           ---

         Net revenues............................                      85            83            93

Operation and maintenance expense................                     206           244           252
Amortization of regulatory assets, net...........                      26            33            21
Investment income................................                      22            17            15
Income taxes.....................................                     121           113           100
Earnings on common stock.........................                     192           169           171


RESULTS OF OPERATIONS

         The 1999 earnings on common stock were $192 million compared to $169 million in 1998 and $171 million in 1997.

         In 1999, electric revenues decreased 1% due to lower sales to other public utilities and residential customers. Fuel and purchased power expense increased 2% primarily related to higher purchased power costs. In 1998, electric revenues increased 6% due to higher sales to other public utilities and commercial business customers. Fuel and purchased power expense increased 13% primarily related to the higher sales.

         Utility gas revenues and gas purchased for resale each increased 2% in 1999 due to higher sales to business customers. Utility gas revenues and gas purchased for resale in 1998 decreased 13% and 15%, respectively, due to the effects of milder weather.

         Operation and maintenance expense decreased 16% in 1999 due to lower costs for insurance, claims, labor, benefits and line clearance. The 3% decrease in 1998 was due to lower insurance, claims and production maintenance costs, which were partially offset by increased compensation and benefit expense and higher electric distribution maintenance costs.

         Investment income increased 31% in 1999 and 16% in 1998 due to realized gains.

         Regulatory assets recorded during the phase-in of electric rates have been fully recovered. The 1992 Public Utilities Commission of Ohio ("PUCO")-approved agreement for the phase-in plan provided that after the end of the deferral period, the Company would maintain a balance sheet reserve account which shall operate to reduce the otherwise applicable jurisdictional production plant valuation subject to recovery in rates. Deferred interest charges on the William H. Zimmer Generating Station are being amortized at $3 million per year over the projected life of the asset.

         A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 provided for accelerated recovery of demand-side management costs and, thereafter, production plant costs to the extent that the Company's return on equity exceeds a baseline 13%. If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose. In 1998, amortization of regulatory assets included an additional $10 million of accelerated cost recovery. In 1999, the return on equity cap for electric operations was eliminated pursuant to the restructuring legislation discussed below.

         Depreciation and amortization expense increased 7% in 1999 and 3% in 1998 primarily as a result of increased depreciable assets.

         Interest expense decreased 10% in 1999 due primarily to decreased long-term and short-term debt. Interest expense increased 3% in 1998 primarily due to increased short-term debt.

         Certain risks of the Company are insured through a captive insurance company wholly owned by DPL Inc.

CONSTRUCTION PROGRAM AND FINANCING

         Construction additions were $80 million, $111 million, and $109 million in 1999, 1998 and 1997, respectively. The Company recently completed its Phase One peaking generation expansion with the addition of three GE combustion turbines representing 250 MW. The capital program for 2000 consists of construction costs of approximately $114 million.

         During 1999, total cash provided by operating activities was $401 million. At year-end, cash and temporary cash investments were $96 million and financial assets were $1 million.

         On February 2, 2000, DPL Inc. entered into a series of recapitalization transactions including the issuance to Kohlberg Kravis Roberts & Co. ("KKR"), an investment company, of $550 million of a combination of voting preferred and trust preferred securities and warrants. The trust preferred securities sold to KKR have an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, have a maturity of 30 years (subject to acceleration to six months after the exercise of warrants) and pay distributions at a rate of 8.5% of the aggregate face amount per year. The 6.8 million shares of mandatorily redeemable voting preferred securities, par value of $0.01 per share, were issued at an aggregate purchase price of $68,000 and carry voting rights for up to 4.9% of DPL Inc.'s total voting rights and the nomination of one Board seat. The 31.6 million warrants, representing approximately 19.9% of DPL Inc.'s shares currently outstanding, have a term of 12 years, an exercise price of $21 per share and were sold for an aggregate purchase price of $50 million. The $550 million KKR investment closed on March 13, 2000. DPL Inc. intends to recognize the trust preferred securities original issue discount and issuance costs in 2000.

         DPL Inc. intends to use the proceeds from this recapitalization, combined with $425 million of new debt capital, to continue its planned generation strategy, to retire short-term debt and to repurchase up to 31.6 million shares of common stock. The $425 million issuance of 8.25% Senior Notes due 2007 closed on February 24, 2000. These transactions resulted in an increase in the financial leverage of DPL Inc. in its capital structure.

         On February 4, 2000, DPL Inc. initiated an Offer to Purchase for Cash up to 25 million common shares, or approximately 16% of outstanding shares, at a price of $20-$23, via a modified Dutch Auction process. This tender expired on March 3, 2000. Under the Offer, approximately 28 million shares, or 18% of outstanding shares, were properly tendered and not withdrawn at prices at or below $23 per share. Therefore, the buyback was prorated with a final proration factor of 91.3%. DPL accepted for purchase 25 million shares, or 16% of its common stock, at a price of $23 per share. DPL Inc. currently intends to purchase an additional 6.6 million shares after this offer is completed. The method, timing and financing of such purchases have not yet been decided.

         Issuance of additional amounts of first mortgage bonds by the Company is limited by provisions of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans. The Company currently has sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2000-2004.

         At year-end 1999, the Company's senior debt credit ratings were as follows:

           Duff & Phelps, Inc.                       AA
           Standard & Poor's Corporation             AA-
           Moody's Investors Service                 Aa3

         Following DPL Inc.'s recapitalization announcement the rating agencies confirmed new ratings as follows:

           Duff & Phelps, Inc.                       AA
           Standard & Poor's Corporation             BBB+
           Moody's Investors Service                 A2

         The credit ratings for the Company are investment grade.

MARKET RISK
         The carrying value of the Company's debt was $785 million at December 31, 1999, consisting of the Company's first mortgage bonds and guaranteed air quality development obligations, notes and commercial paper. The fair value of this debt was $776 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 1999.

                                                      Long-term Debt
                                 -------------------------------------------------------
     Expected Maturity                      Amount
           Date                        ($ in millions)   Average Rate
----------------------------------------------------------------------------------------
                 2000                      $0.4              6.4%
                 2001                       0.4              6.4%
                 2002                       0.4              6.4%
                 2003                       0.4              6.4%
                 2004                       0.4              6.4%
              Thereafter                  660.8              7.4%
                                          -----
                 Total                   $662.8              7.4%
                                          =====

              Fair Value                 $651.4

         Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $125 million with a weighted average interest rate of 5.9% at December 31, 1999. The interest expense risk related to short-term debt was estimated to be approximately an increase/decrease of $0.5 million if the weighted average cost for each quarter increased/decreased 10%.

         The fair value of available-for-sale securities was $62 million at December 31, 1999. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $6 million at December 31, 1999, resulting from a hypothetical 10% increase/decrease in the market prices.

ISSUES AND FINANCIAL RISKS

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

ELECTRIC RESTRUCTURING LEGISLATION
         In October 1999, legislation ("the Legislation") became effective in Ohio giving electric utility customers a choice of energy providers starting January 1, 2001. Under the Legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. Existing limitations on an electric public utility's ownership rights of a non-public utility were eliminated. All earnings obligations, restrictions or caps imposed on an electric utility in a PUCO order became void as of the effective date of the Legislation.

         The Legislation includes provisions for unbundling of rates into several service components, a period of transition to competitive pricing for generation and certain related services (including discontinuance of the fuel cost recovery clause), the separation of competitive and non-competitive services, the transfer of control of transmission facilities from the utility owners to separate qualifying transmission entities, a 5% rate reduction for residential customers limited to the generation portion of their bill, an employee assistance plan, consumer education and protection and changes in utility taxation. Electric prices, including the 5% residential rate cut, are capped through 2004. The estimated revenue impact of the 5% rate cut for the Company's residential customers is approximately $45 million over five years. Also included is a provision for utilities to request recovery of certain costs relating to the transition.

         As required by the Legislation, the Company filed its transition plan with the PUCO in December 1999. The Company's plan included a request for $441 million in after-tax transition costs to be recovered through transition charges during the market development period which ends December 31, 2004. Also included in the filing is the Company's plan for corporate separation and for joining a qualified transmission entity by January 1, 2001.

         The PUCO is required to issue a final order not later than 275 days after the plan is filed, or no later than October 31, 2000. The Company is unable to predict the outcome of the regulatory process which could have an impact on the Company's future financial position, earnings or cash flows. Until the outcome is known, the Company will continue to account for its generation business according to the Financial Accounting Standards Board ("FASB") Statement No. 71, "Accounting for the Effects of Certain Types of Regulation".

         In 1996 and 1997, the Federal Energy Regulatory Commission ("FERC") issued orders requiring all electric utilities to file open-access transmission service tariffs. The Company's resulting tariff case proceedings with FERC staff and intervenors in 1997 and 1998 culminated in 1999 with FERC issuing an Order approving the Company's settlement with no material adverse effect to the Company.

BUSINESS UNIT EVALUATION
         Responding to the new Ohio Legislation, the Company is separating its various business units and evaluating each unit on a stand-alone basis. Business units not complementing the Company's going-forward strategy may be divested.

         The Company reached an agreement to sell its natural gas retail distribution business unit for $425 million. This all-cash sale of assets (book value approximating $250 million at December 31, 1999) is subject to regulatory approvals and is expected to close by the end of the second quarter, 2000. The after-tax proceeds from the sale will be used in the expansion of the electric combustion turbine business, to finance in part other business unit capital needs, to continue DPL Inc.'s stock buyback program and to reduce outstanding short-term debt.

ENVIRONMENTAL
         In November 1999, the United States Environmental Protection Agency ("EPA") filed civil complaints and Notices of Violations ("NOVs") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act ("CAA"). Generation units operated by partners Cincinnati Gas & Electric (Beckjord 6) and Columbus Southern Power (Conesville 4) and co-owned by the Company were referenced in these actions. On March 1, 2000, the U.S. EPA filed amended complaints in the civil actions that U.S. EPA had brought against the partners in November 1999. The amended complaint against Cincinnati Gas & Electric includes alleged violations pertaining to Beckjord 6. Numerous northeast states have filed complaints or have indicated that they will be joining the EPA's action against the partners. The Company was not identified in the NOVs, civil complaints or state actions. The partners will vigorously challenge the NOVs and complaints in court. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on the Company.

         The United States and Ohio EPAs have notified numerous parties, including the Company, that they are considered "Potentially Responsible Parties" for clean up of two hazardous waste sites in Ohio. The United States EPA has estimated total costs of under $10 million for its preferred clean-up plans at one of these sites. The Ohio EPA has not provided an estimated cost for the second site. During 1998, the Company settled its potential liability for two other sites at a minimal cost. The final resolution of the remaining investigations is not expected to have a material effect on the Company's financial position, earnings or cash flow.

         In September 1998, the United States EPA issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the CAA. The modified SIPs are likely to result in further nitrogen oxide ("NOx") reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, the

Company's total capital expenditures are estimated to be approximately $175 million over the next five years. Industry groups and others appealed the rules in the United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others are considering an appeal of this decision. In late December 1999, the EPA issued final rules granting various CAA Section 126 petitions filed by northeast states. The Company's facilities were identified, among many others, in the rulemaking. The Company's current NOx reduction strategy to meet the SIP call is expected to satisfy the rulemaking reduction requirements.

OTHER ISSUES
         The Compact Agreement between the Company and Local 175, Utility Workers of America, AFL-CIO expired on October 31, 1999. Management and Union Negotiations' Committees are discussing provisions of a new agreement that will be responsive to the changes in business conditions resulting from the Legislation.

         The Company experienced no adverse Y2K effects.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information relating to Market Risk is contained in Item 7 - Management's Discussion and Analysis (page II-6).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-----------------------------------------------------------------------------------------

Index to Consolidated Financial Statements                                       Page No.
------------------------------------------                                       --------
Consolidated Statement of Results of Operations
for the three years in the period ended December 31, 1999.....................     II-10

Consolidated Statement of Cash Flows for the three
years in the period ended December 31, 1999...................................     II-11

Consolidated Balance Sheet as of December 31, 1999 and 1998................... II-12 - II-13

Consolidated Statement of Shareholder's Equity for the three years in
the period ended December 31, 1999............................................     II-14

Notes to Consolidated Financial Statements.................................... II-15 - II-25

Report of Independent Accountants.............................................     II-28

Index to Supplemental Information                                                Page No.
---------------------------------                                                --------
Selected Quarterly Information................................................     II-26

Financial and Statistical Summary.............................................     II-27

                                      II-9

                       THE DAYTON POWER AND LIGHT COMPANY

                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

---------------------------------------------------------------------- --------------------------------------------
                                                                            For the years ended December 31,
$ in millions                                                                   1999           1998           1997
---------------------------------------------------------------------- -------------- -------------- --------------
REVENUES
Utility service revenues--

     Electric...................................................            $1,058.3       $1,073.0       $1,010.0
     Gas........................................................               215.0          211.2          244.4
                                                                               -----          -----          -----

         Total utility service revenues.........................             1,273.3        1,284.2        1,254.4
                                                                             -------        -------        -------

EXPENSES

Fuel and purchased power........................................               262.3          257.4          227.9
Gas purchased for resale........................................               129.9          127.9          150.7
Operation and maintenance.......................................               206.0          244.3          251.9
Depreciation and amortization (Note 1)..........................               134.0          125.5          121.8
Amortization of regulatory assets, net (Note 4).................                25.8           33.0           20.9
General taxes...................................................               136.4          136.2          133.5
                                                                               -----          -----          -----

         Total expenses.........................................               894.4          924.3          906.7
                                                                               -----          -----          -----


INCOME

Operating Income................................................               378.9          359.9          347.7

Investment income...............................................                22.3           17.0           14.6
Interest expense................................................               (79.8)         (88.6)         (86.0)
Other income (deductions).......................................                (7.8)          (5.8)          (4.7)
                                                                                ----           ----           ----

INCOME BEFORE INCOME TAXES                                                     313.6          282.5          271.6

Income Taxes (Notes 1 and 5)....................................               121.1          113.0           99.6
                                                                               -----          -----           ----

NET INCOME......................................................               192.5          169.5          172.0

Preferred Dividends (Note 10)...................................                 0.9            0.9            0.9
                                                                                 ---            ---            ---

EARNINGS ON COMMON STOCK........................................              $191.6         $168.6         $171.1
                                                                               =====          =====          =====

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------ ----------------------------------------------
                                                                               For the years ended December 31,
$ in millions                                                                      1999           1998            1997
------------------------------------------------------------------------ --------------- -------------- ---------------
OPERATING ACTIVITIES

     Cash received from utility customers.........................             $1,280.1       $1,258.0        $1,230.3
     Other operating cash receipts................................                 30.0           15.0            11.7
     Cash paid for:
         Fuel and purchased power.................................               (263.8)        (266.5)         (235.9)
         Purchased gas............................................               (135.9)        (138.6)         (167.2)
         Operation and maintenance labor..........................                (72.8)         (84.0)          (81.4)
         Nonlabor operating expenditures..........................               (113.8)        (143.3)         (155.7)
         Interest.................................................                (79.2)         (86.0)          (85.2)
         Income taxes.............................................               (106.6)        (132.3)          (89.0)
         General taxes............................................               (136.7)        (131.1)         (130.5)
                                                                                 ------         ------          ------

     Net cash provided by operating activities
       (Note 13)..................................................                401.3          291.2           297.1
                                                                                  -----          -----           -----

INVESTING ACTIVITIES

     Capital expenditures.........................................                (80.3)        (106.4)         (110.9)
     Purchases of available-for-sale financial assets.............               (276.9)        (147.7)          (59.9)
     Sales of available-for-sale financial assets.................                 61.1           43.9            14.0
                                                                                   ----           ----            ----

     Net cash used for investing activities.......................               (296.1)        (210.2)         (156.8)
                                                                                 ------         ------          ------

FINANCING ACTIVITIES
     Dividends paid on common stock...............................               (130.3)        (238.8)         (118.5)
     Issuance of short-term debt..................................                112.2          100.2            69.8
     Parent company capital contribution (Note 9).................                245.0           49.0             -
     Retirement of long-term debt (Note 9)........................               (237.6)          (0.4)          (81.0)
     Dividends paid on preferred stock............................                 (0.9)          (0.9)           (0.9)
                                                                                   ----           ----            ----

     Net cash used for financing activities.......................                (11.6)         (90.9)         (130.6)
                                                                                  -----          -----          ------

CASH AND TEMPORARY CASH INVESTMENTS--

         Net change...............................................                 93.6           (9.9)            9.7
         Balance at beginning of period...........................                  1.9           11.8             2.1
                                                                                    ---           ----             ---

         Balance at end of period.................................                $95.5           $1.9           $11.8
                                                                                   ====            ===            ====

NON-CASH INVESTING AND FINANCING ACTIVITIES - See Note 1 of the Consolidated Financial Statements for additional information.

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------- -----------------------------------------
                                                                                        At December 31,

$ in millions                                                                              1999                 1998
--------------------------------------------------------------------------- -------------------- --------------------
ASSETS

PROPERTY

Electric property......................................................                $3,424.1             $3,372.1
Gas property...........................................................                   332.9                324.6
Other property.........................................................                    16.6                 17.8
                                                                                           ----                 ----

         Total property................................................                 3,773.6              3,714.5

Accumulated depreciation and amortization..............................                (1,602.6)            (1,484.9)
                                                                                        -------              -------

         Net property..................................................                 2,171.0              2,229.6
                                                                                        -------              -------

CURRENT ASSETS

Cash and temporary cash investments....................................                    95.5                  1.9
Accounts receivable, less provision for uncollectible
     accounts of $4.3 and $4.7 respectively............................                   206.6                219.2
Inventories, at average cost...........................................                    92.9                112.2
Taxes applicable to subsequent years...................................                    94.6                 93.4
Other..................................................................                    66.9                 49.2
                                                                                           ----                 ----

     Total current assets..............................................                   556.5                475.9
                                                                                          -----                -----

OTHER ASSETS

Financial assets.......................................................                     0.5                232.7
Income taxes recoverable through future
     revenues (Notes 1 and 4)..........................................                   168.5                195.5
Other regulatory assets (Note 4).......................................                    53.3                 82.2
Other assets...........................................................                   203.7                196.5
                                                                                          -----                -----

     Total other assets................................................                   426.0                706.9
                                                                                          -----                -----

TOTAL ASSETS...........................................................                $3,153.5             $3,412.4
                                                                                        =======              =======

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET
                                  (continued)

--------------------------------------------------------------------------- -----------------------------------------
                                                                                        At December 31,

$ in millions                                                                              1999                 1998
--------------------------------------------------------------------------- -------------------- --------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholder's equity
     Common stock......................................................                    $0.4                 $0.4
     Other paid-in capital.............................................                   769.7                788.2
     Accumulated other comprehensive income............................                    13.6                 33.6
     Earnings reinvested in the business...............................                   513.9                450.8
                                                                                          -----                -----

         Total common shareholder's equity.............................                 1,297.6              1,273.0

Preferred stock (Note 10)..............................................                    22.9                 22.9
Long-term debt (Note 9)................................................                   661.2                885.6
                                                                                          -----                -----

         Total capitalization..........................................                 1,981.7              2,181.5
                                                                                        -------              -------

CURRENT LIABILITIES

Short-term debt (Note 8)...............................................                   123.1                181.2
Accounts payable.......................................................                   126.2                106.6
Accrued taxes..........................................................                   164.2                160.9
Accrued interest.......................................................                    19.7                 20.7
Other..................................................................                    60.9                 50.2
                                                                                           ----                 ----

         Total current liabilities.....................................                   494.1                519.6
                                                                                          -----                -----

DEFERRED CREDITS AND OTHER

Deferred taxes (Note 5)................................................                   453.9                488.2
Unamortized investment tax credit......................................                    66.3                 69.3
Deferred compensation..................................................                    97.2                 89.2
Other..................................................................                    60.3                 64.6
                                                                                           ----                 ----

         Total deferred credits and other..............................                   677.7                711.3
                                                                                          -----                -----

TOTAL CAPITALIZATION AND LIABILITIES...................................                $3,153.5             $3,412.4
                                                                                        =======              =======

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                                          Common Stock (a)                          Accumulated      Earnings
                                       ------------------------                        Other        Reinvested
                                       Outstanding               Other Paid-In     Comprehensive      in the
$ in millions                             Shares      Amount        Capital           Income         Business      Total
-------------------------------------- ------------- ---------- ----------------- ---------------- ------------- ----------
1997:
   Beginning Balance.............        41,172,173       $0.4            $738.9             $9.6        $468.6   $1,217.5
   Comprehensive income:
     Net income..................                                                                         172.0
     Unrealized gains, net of
        reclassification adjustments,
        after tax (b)............                                                            10.7
   Total comprehensive income....                                                                                    182.7
   Common stock dividends........                                                                        (118.5)    (118.5)
   Preferred stock dividends.....                                                                          (0.9)      (0.9)
   Other.........................                                            0.2                           (0.2)      -
                                       ------------- ---------- ----------------- ---------------- ------------- ----------

   Ending balance................        41,172,173       $0.4            $739.1            $20.3        $521.0   $1,280.8


1998:
   Comprehensive income:

     Net income..................                                                                         169.5
     Unrealized gains, net of
        reclassification adjustments,
        after tax (b)............                                                            13.3
   Total comprehensive income....                                                                                    182.8
   Common stock dividends........                                                                        (238.8)    (238.8)
   Preferred stock dividends.....                                                                          (0.9)      (0.9)
   Parent company capital
     contribution................                                           49.0                                      49.0
   Other.........................                                            0.1                           -           0.1
                                       ------------- ---------- ----------------- ---------------- ------------- ----------

   Ending balance................        41,172,173       $0.4            $788.2            $33.6        $450.8   $1,273.0


1999:
   Comprehensive income:
     Net income..................                                                                         192.5
     Unrealized gains, net of
        reclassification adjustments,
        after tax (b)............                                                             4.1
   Total comprehensive income....                                                                                    196.6
   Common stock dividends........                                                                        (129.7)    (129.7)
   Dividend-in-kind (c) (Note 1).                                                           (24.1)                   (24.1)
   Dividend-in-kind (Note 1).....                                         (263.6)                           1.4     (262.2)
   Preferred stock dividends.....                                                                          (0.9)      (0.9)
   Parent company capital
     contribution................                                          245.0                                     245.0
   Other.........................                                            0.1                           (0.2)      (0.1)
                                       ------------- ---------- ----------------- ---------------- ------------- ----------

   Ending balance................        41,172,173       $0.4            $769.7            $13.6        $513.9   $1,297.6
                                       ============= ========== ================= ================ ============= ==========

(a)  50,000,000 shares authorized.
(b) Net of taxes of $5.8 million, $7.2 million and $2.2 million in 1997, 1998 and 1999 respectively.
(c)  Net of taxes of $13.1 million in 1999.


See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a wholly-owned subsidiary of DPL Inc. The accounts of the Company and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. In 1999, the Company transferred its ownership interests in the assets and liabilities of MacGregor Park, Inc. and DP&L Community Urban Redevelopment Corporation to DPL Inc. and transferred its ownership interests in the assets and liabilities of MVE, Inc. to Plaza Building Inc., which is another wholly-owned subsidiary of DPL Inc., via dividends-in-kind and a repayment of inter-company debt. Total assets and liabilities transferred totaled $470.1 million and $19.0 million, respectively.

These statements are presented in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions related to future events. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation. The consolidated financial statements principally reflect the results of operations and financial condition of the Company. DPL Inc. and its other wholly owned subsidiaries provide certain administrative services to the Company. These costs were $12.5 million in 1999, $20.1 million in 1998 and $53.5 million in 1997. The primary expense provided by the subsidiaries is insurance. The expense is either specifically identified with the Company or allocated based upon the relationships of payroll, revenue and/or property. Management considers the allocation methods used as reasonable and that the expenses approximate what would have been incurred on a stand-alone basis.

REVENUES AND FUEL

Revenues include amounts charged to customers through fuel and gas recovery clauses, which are adjusted periodically for changes in such costs. Related costs that are recoverable or refundable in future periods are deferred along with the related income tax effects. Beginning in February 2000, the Company's Electric Fuel Component ("EFC") will be fixed at 1.30 CENTS for the remainder of 2000. As competition begins on January 1, 2001 the EFC will become part of the Standard Offer Generation Rate. Also included in revenues are amounts charged to customers through a surcharge for recovery of arrearages from certain eligible low-income households.

The Company records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of $76.2 million in 1999 and $99.5 million in 1998.

PROPERTY, MAINTENANCE AND DEPRECIATION

Property is shown at its original cost. Cost includes direct labor and material and allocable overhead costs.

When a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation. Maintenance costs and replacements of minor items of property are charged to expense.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an average rate of 3.6%.

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

FINANCIAL INSTRUMENTS

The Company accounts for its investments in debt and equity securities by classifying the securities into different categories (held-to-maturity and available-for-sale); available-for-sale securities are carried at fair market value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholders' equity for those investments. Investments classified as held-to-maturity are carried at amortized cost. The value of equity security investments and fixed maturity investments is based upon market quotations or investment cost which is believed to approximate market. The cost basis for equity security and fixed maturity investments is average cost and amortized cost, respectively.

2.  RECENT ACCOUNTING STANDARD

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective in 2001. This standard requires changes in the fair value of derivative financial instruments to be recognized on the balance sheet and recognized in net income or other comprehensive income depending upon the nature of the derivative. Adoption of this statement is not expected to have a significant effect on the Company's financial position or results of operations.

3.  SUBSEQUENT EVENT

On February 2, 2000, DPL Inc. entered into a series of recapitalization transactions including the issuance to KKR, an investment company, of $550 million of a combination of voting preferred and trust preferred securities and warrants. The trust preferred securities sold to KKR have an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, have a maturity of 30 years (subject to acceleration to six months after the exercise of warrants) and pay distributions at a rate of 8.5% of the aggregate face amount per year. The 6.8 million shares of mandatory redeemable voting preferred securities, par value of $0.01 per share, were issued at an aggregate purchase price of $68,000 and carry voting rights for up to 4.9% of DPL Inc.'s total voting rights and the nomination of one Board seat. The 31.6 million warrants, representing approximately 19.9% of DPL Inc.'s shares currently outstanding, have a term of 12 years, an exercise price of $21 per share and were sold for an aggregate purchase price of $50 million. The $550 million KKR investment closed on March 13, 2000. DPL Inc. intends to recognize the trust preferred securities original issue discount and issuance costs in 2000.

DPL Inc. intends to use the proceeds from this recapitalization, combined with $425 million of new debt capital, to continue its planned generation strategy, retire short-term debt and repurchase up to 31.6 million common shares. The $425 million issuance of 8.25% Senior Notes due 2007 closed on February 24, 2000. These transactions resulted in an increase in the financial leverage of DPL Inc. in its capital structure.

On February 4, 2000, DPL Inc. initiated an Offer to Purchase for Cash up to 25 million common shares, or approximately 16% of outstanding shares, at a price of $20-$23, via a modified Dutch Auction process. This tender expired on March 3, 2000. Under the Offer, approximately 28 million shares, or 18% of outstanding shares, were properly tendered and not withdrawn at prices at or below $23 per share. Therefore, the buyback was prorated with a final proration factor of 91.3%. DPL accepted for purchase 25 million shares, or 16% of its common stock, at a price of $23 per share. DPL Inc. currently intends to purchase an additional 6.6 million shares after this offer is completed. The method, timing and financing of such purchases have not yet been decided.

4.  REGULATORY MATTERS

The Company applies the provisions of the FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting standard provides for the deferral of costs authorized for future recovery by regulators. Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:


                                                                   At December 31,
                                                             1999                   1998
                                                             ----                   ----
                                                                    --millions--
Income taxes recoverable through future revenues           $168.5                 $195.5
Deferred interest (a)                                        46.9                   49.7
DSM (b)                                                      13.2                   19.6
Phase-in (c)                                                 (6.8)                  12.9
                                                           ------                 ------
Total                                                      $221.8                 $277.7
                                                           ======                 ======


During 1999, legislation was enacted in Ohio which will restructure the electric utility industry ("the Legislation"). Beginning in 2001, electric generation, aggregation, power marketing and power brokerage services supplied to Ohio retail customers will not be subject to regulation by the PUCO. As required by the Legislation, the Company filed a transition plan with the PUCO in 1999, which included an application for the Company to receive transition revenues to recover regulatory assets and other potentially stranded costs. The PUCO is required to determine the total allowable amount of the Company's transition costs, based on certain criteria, and the recovery period which may begin no earlier than January 2001 and end no later than 2010. Any regulatory assets which are not recoverable will be charged to expense.

     (a) Interest charges related to the William H. Zimmer Generating Station which were previously deferred pursuant to PUCO approval are being amortized at $2.8 million per year over the projected life of the asset.

     (b) Demand-side management ("DSM") costs (including carrying charges) from the Company's cost-effective programs are deferred and are being recovered at approximately $9 million per year. A 1992 PUCO-approved agreement for the DSM programs, as updated in 1995, provides for accelerated recovery of DSM costs and, thereafter, production plant costs to the extent that the Company's return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeded the baseline return by one to two percent, one-half of the excess was used to accelerate recovery of these costs. If the return was greater than two percent over the baseline, the entire excess was used for such purpose. In 1998, amortization of regulatory assets included an additional $10.4 million of accelerated cost recovery. In 1999, the Legislation removed the return on equity cap.

     (c) Amounts deferred during a 1992-1994 electric rate increase phase-in (including carrying charges) were recovered in revenues through 1999. The 1992 PUCO-approved agreement for the phase-in plan provided that after the end of the deferral period, the Company would maintain a balance sheet reserve account which shall operate to reduce the otherwise applicable jurisdictional production plant valuation subject to recovery in rates.

5.  INCOME TAXES


                                                                                For the years ended December 31,
$ in millions                                                                        1999          1998          1997
---------------------------------------------------------------------------------------------------------------------
COMPUTATION OF TAX EXPENSE

Federal income tax (a)...............................................              $109.7         $98.9         $95.0

Increases (decreases) in tax from --
     Regulatory assets...............................................                 4.4           4.0           3.6
     Depreciation....................................................                13.1          12.5          11.4
     Investment tax credit amortized.................................                (3.0)         (3.0)         (3.0)
     Other, net......................................................                (3.1)          0.6          (7.4)
                                                                                   ------        ------        ------

         Total tax expense...........................................              $121.1        $113.0         $99.6
                                                                                   ======        ======         =====

COMPONENTS OF TAX EXPENSE

Taxes currently payable..............................................              $107.2        $129.2        $102.4
Deferred taxes--
     Regulatory assets...............................................                (5.8)         (8.3)         (4.0)
     Liberalized depreciation and amortization.......................                 5.8           5.9           5.3
     Fuel and gas costs..............................................                 9.2          (5.8)          5.5
     Other...........................................................                 7.7          (5.0)         (6.6)
Deferred investment tax credit, net..................................                (3.0)         (3.0)         (3.0)
                                                                                   ------        ------        ------

         Total tax expense...........................................              $121.1        $113.0         $99.6
                                                                                   ======        ======         =====

(a) The statutory rate of 35% was applied to pre-tax income.



               COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES


                                                                          At December 31,
$ in millions                                                         1999              1998
--------------------------------------------------------------------------------------------
NON-CURRENT LIABILITIES

Depreciation/property basis.......................                 $(428.0)          $(438.2)
Income taxes recoverable..........................                   (59.0)            (68.4)
Regulatory assets.................................                   (16.3)            (28.0)
Investment tax credit.............................                    23.2              24.2
Other.............................................                    26.2              22.2
                                                                   -------           -------

     Net non-current liability....................                 $(453.9)          $(488.2)
                                                                   =======           =======
Net Current Asset (Liability).....................                   $(9.9)             $3.7
                                                                   =======           =======

6.  PENSIONS AND POSTRETIREMENT BENEFITS

PENSIONS

Substantially all Company employees participate in pension plans paid for by the Company. Employee benefits are based on their years of service, age, compensation and year of retirement. The plans are funded in amounts actuarially determined to provide for these benefits.

The interest rate for discounting the obligation and expense was 6.25% and the expected rate of return was 7.5%. Increases in compensation levels approximating 5.0% were used for all years.

The following table sets forth the components of pension expense (portions of which were capitalized):


$ in millions                                                                        1999          1998          1997
---------------------------------------------------------------------------------------------------------------------
EXPENSE FOR YEAR
Service cost...........................................................              $5.9          $5.9          $6.3
Interest cost..........................................................              16.2          15.9          15.2
Expected return on plan assets.........................................             (25.3)        (23.3)        (20.5)
Amortization of unrecognized:

     Actuarial (gain) loss.............................................              (0.5)          1.2           -
     Prior service cost................................................               2.1           2.1           2.1
     Transition obligation.............................................              (4.3)         (4.2)         (4.2)
                                                                                    -----         -----         -----
Net pension cost.......................................................             $(5.9)        $(2.4)        $(1.1)
                                                                                    =====         =====         =====

The following tables set forth the plans' obligations, assets and amounts recorded in Other assets on the Consolidated Balance sheet at December 31:


$ in millions                                                                              1999          1998
-------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, January 1.............................................               $269.2        $259.1
Service cost..............................................................                  5.9           5.9
Interest cost.............................................................                 16.2          15.9
Actuarial (gain) loss.....................................................                 (3.8)          0.8
Benefits paid.............................................................                (14.7)        (12.5)
                                                                                         ------        ------
Benefit obligation, December 31...........................................                272.8         269.2
                                                                                         ------        ------

CHANGE IN PLAN ASSETS
Fair value of plan assets, January 1......................................                358.9         330.2
Actual return on plan assets..............................................                 77.0          41.2
Benefits paid.............................................................                (14.6)        (12.5)
                                                                                         ------        ------
Fair value of plan assets, December 31....................................                421.3         358.9
                                                                                         ------        ------

Plan assets in excess of projected benefit obligation.....................                148.5          89.7
Actuarial gain............................................................               (101.8)        (46.6)
Unamortized prior service cost............................................                  9.8          11.8
Unamortized transition obligation.........................................                 (2.8)         (7.2)
                                                                                         ------        ------
Net pension assets........................................................                $53.7         $47.7
                                                                                         ======        ======

POSTRETIREMENT BENEFITS

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits. The Company has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The interest rate for discounting the obligation and expense was 6.25% and the expected rate of return was 5.7%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0% and 8.5% for 1999 and 1998, respectively, and decreases to 5.0% by 2005. A one percentage point change in the assumed health care trend rate would affect the service and interest cost by $0.1 million. A one percentage point increase in the assumed health care trend rate would increase the postretirement benefit obligation by $2.0 million; and a one percentage point decrease would decrease the benefit obligation by $1.8 million.

The following table sets forth the components of postretirement benefit expense:


$ in millions                                                                        1999          1998          1997
---------------------------------------------------------------------------------------------------------------------
EXPENSE FOR YEAR

Interest cost........................................................                $2.0          $2.0          $2.2
Expected return on plan assets.......................................                (0.7)         (1.0)         (0.8)
Amortization of unrecognized:

     Actuarial (gain) loss...........................................                (2.4)         (2.2)         (4.1)
     Transition obligation...........................................                 3.0           3.0           3.0
                                                                                     ----          ----          ----
Postretirement benefit cost..........................................                $1.9          $1.8          $0.3
                                                                                     ====          ====          ====

The following tables set forth the accumulated postretirement benefit obligation ("APBO"), assets and funded status amounts recorded in Other Deferred Credits on the Consolidated Balance Sheet at December 31:


$ in millions                                                                           1999             1998
-------------------------------------------------------------------------------------------------------------
CHANGE IN APBO
Benefit obligation, January 1........................................                  $32.9            $36.5
Interest cost........................................................                    2.0              2.0
Actuarial (gain) loss................................................                    0.2             (3.4)
Benefits paid........................................................                   (2.7)            (2.2)
                                                                                       -----            -----
Benefit obligation, December 31......................................                   32.4             32.9
                                                                                       -----            -----

CHANGE IN PLAN ASSETS
Fair value of plan assets, January 1.................................                   12.4             12.1
Actual return on plan assets.........................................                   (0.3)             1.0
Benefits paid........................................................                   (1.2)            (0.6)
                                                                                       -----            -----
Fair value of plan assets, December 31...............................                   10.9             12.5
                                                                                       -----            -----

APBO in excess of plan assets........................................                   21.5             20.4
Unamortized transition obligation....................................                  (10.0)           (12.9)
Actuarial gain.......................................................                   22.7             26.4
                                                                                       -----            -----
Accrued postretirement benefit liability.............................                  $34.2            $33.9
                                                                                       =====            =====

7.  OWNERSHIP OF FACILITIES

The Company and other Ohio utilities have undivided ownership interests in seven electric generating facilities. Certain expenses, primarily fuel costs for the generating units, are allocable to the owners based on their energy usage. The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests. As of December 31, 1999, the Company had $4.8 million of such facilities under construction. The Company's share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheet.

The following table presents the Company's undivided ownership interest in such facilities at December 31, 1999:


                                                                                                                Company
                                                                                 Company Share                 Investment
                                                                         -----------------------------      ---------------
                                                                                            Production        Gross Plant
                                                                         Ownership           Capacity         in Service
                                                                            (%)                (MW)         ($ in millions)
---------------------------------------------------------------------------------------------------------------------------
Production Units:
     Beckjord Unit 6......................................                  50.0                210                57
     Conesville Unit 4....................................                  16.5                129                31
     East Bend Station....................................                  31.0                186               152
     Killen Station.......................................                  67.0                418               408
     Miami Fort Units 7 & 8...............................                  36.0                360               127
     Stuart Station.......................................                  35.0                823               251
     Zimmer Station.......................................                  28.1                365               994
Transmission (at varying percentages).....................                                                         70


8.  NOTES PAYABLE AND COMPENSATING BALANCES

DPL Inc. and its subsidiaries have $300 million available through revolving credit agreements with a consortium of banks. One agreement, for $200 million, expires in 2002 and the other, for $100 million, expires in 2000. Facility fees are approximately $315,000 per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. At December 31, 1999 and 1998, DPL Inc. had no outstanding borrowings under these credit agreements.

The Company also has $75.0 million available in short-term informal lines of credit. The commitment fees are immaterial. Borrowings at December 31, 1999 were zero and at December 31, 1998 were $80.9 million at a weighted average interest rate of 5.46%.

The Company had $123.1 million and $99.0 million in commercial paper outstanding at a weighted average interest rate of 5.9% and 5.25% at December 31, 1999 and 1998, respectively.

9.       LONG-TERM DEBT

                                                                                                   At December 31,
$ in millions                                                                                  1999              1998
----------------------------------------------------------------------------------------------------------------------
First mortgage bonds maturing:
     2024-2026 8.01% (a)
                 8.14% (b).................................................                  $446.0            $671.0
     Pollution control series maturing through 2027  6.43% (c).............                   106.4             106.8
                                                                                              -----             -----
                                                                                              552.4             777.8

Guarantee of Air Quality Development Obligations
     6.10% Series Due 2030.................................................                   110.0             110.0
Unamortized debt discount and premium (net)................................                    (1.2)             (2.2)
                                                                                               ----              ----


     Total.................................................................                  $661.2            $885.6
                                                                                              =====             =====

(a)   Weighted average interest rate for 1999.
(b)   Weighted average interest rate for 1998.
(c)   Weighted average interest rate for 1999 and 1998.

The amounts of maturities and mandatory redemptions for first mortgage bonds and notes are $0.4 million per year in 2000 through 2004. Substantially all property of the Company is subject to the mortgage lien securing the first mortgage bonds.

During 1999, DPL Inc. completed a private placement issuance of $500 million of Senior Notes due 2004, with an interest rate of 6.32%. DPL Inc. made an additional capital contribution of $245 million to the Company in 1999. These proceeds and contributions were used for the redemption of the Company's $225 million 8.40% Series of First Mortgage Bonds, the reduction of short-term debt and for general corporate purposes.

10.      PREFERRED STOCK

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

                                  Current              Current                    Par Value
                                 Redemption             Shares          At December 31, 1999 and 1998
   Series          Rate            Price             Outstanding               ($ in millions)
------------------------------------------------------------------------------------------------------------------
 A                3.75%           $102.50               93,280                      $9.3
 B                3.75%           $103.00               69,398                       7.0
 C                3.90%           $101.00               65,830                       6.6
                                                        ------                       ---

    Total                                              228,508                     $22.9
                                                       =======                     =====

The shares may be redeemed at the option of the Company at the per share prices indicated, plus cumulative accrued dividends.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                         At December 31,
                                                        1999                                         1998
                                                  Gross Unrealized                              Gross Unrealized
                                                ---------------------                          -------------------
                                       Fair                                           Fair
$ in millions                          Value      Gains     Losses      Cost          Value     Gains     Losses     Cost
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale equity securities:    $62.4    $20.7      -          $41.7        $299.4     $55.2      $(3.5)   $247.7

Held-to-maturity securities:
   Debt securities (a)                   $45.8       -      $(1.1)      $46.9         $51.1      $1.3        -       $49.8
   Temporary cash investments             82.0       -          -        82.0           4.4        -         -         4.4
                                          ----      ---        ---       ----          ----      ----        ----      ---
       Total                            $127.8       -      $(1.1)     $128.9         $55.5      $1.3        -       $54.2

LIABILITIES (b)
Debt                                    $774.4                         $784.7      $1,152.5                       $1,067.3

(a)  Maturities range from 1999 to 2010.
(b)  Includes current maturities.

Gross realized gains (losses) were $12.4 million and $(1.0) million in 1999, $6.3 million and no losses in 1998 and $3.8 million and $(0.3) million in 1997, respectively.

12.      SALE OF THE GAS BUSINESS

In December 1999, the Company reached an agreement to sell its natural gas retail distribution business for $425 million in cash. Completion of the sale of assets (book value approximating $250 million at December 31, 1999) is dependent upon receiving all regulatory approvals.

13.      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
         ACTIVITIES

                                                                                     For the years ended December 31,
$ in millions                                                                        1999          1998          1997
------------------------------------------------------------------------------------------------------------------------
     Net income....................................................                $192.5        $169.5        $172.0
     Adjustments:
         Depreciation and amortization.............................                 134.0         125.5         121.8
         Deferred income taxes.....................................                  13.9         (16.2)         (2.8)
         Other deferred credits....................................                   3.7          15.4          18.9
         Amortization of regulatory assets, net....................                  25.8          33.0          20.9
         Operating expense provisions..............................                 (10.3)         10.0         (21.7)
         Accounts receivable.......................................                  12.6         (13.5)        (12.4)
         Accounts payable..........................................                  24.8         (21.0)         16.4
         Accrued taxes.............................................                   3.3           3.1          21.2
         Inventory.................................................                  19.3         (25.1)        (12.0)
         Other.....................................................                 (18.3)         10.5         (25.2)
                                                                            -------------- ------------- -------------

     Net cash provided by operating activities.....................                $401.3        $291.2        $297.1
                                                                            ============== ============= =============

14.      BUSINESS SEGMENT REPORTING

The Company provides energy services to its customers within a 6,000 square mile territory. The Company sells and distributes electricity and natural gas to residential, commercial, industrial and governmental customers. As a result of the Legislation, the Company has begun aligning its business units. For purposes of the segment disclosure required by the FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company's results are classified in two segments, electric and natural gas.

SEGMENT INFORMATION                                                     1999             1998              1997
-------------------------------------------------------------------------------------------------------------------
                                                                          $                $                 $
ELECTRIC
Revenue from external customers                                        1,058.3          1,073.0           1,010.0
Intersegment revenues                                                      2.2              2.5               5.0
Depreciation and amortization                                            125.9            118.0             114.4
Earnings before interest and taxes                                       353.9            336.2             326.3
Segment assets                                                         2,584.0          2,702.1           2,752.0
Expenditures - construction additions                                     69.9            101.1              92.8

NATURAL GAS
Revenue from external customers                                          215.0            211.2             244.4
Intersegment revenues                                                      3.9              2.8               2.0
Depreciation and amortization                                              8.1              7.5               7.4
Earnings before interest and taxes                                        27.2             23.9              21.8
Segment assets                                                           321.7            322.7             306.1
Expenditures - construction additions                                      9.6              9.7              16.3

TOTAL
Revenue from external customers                                        1,273.3          1,284.2           1,254.4
Intersegment revenues                                                      6.1              5.3               7.0
Depreciation and amortization                                            134.0            125.5             121.8
Earnings before interest and taxes                                       381.1            360.1             348.1
Segment assets                                                         2,905.7          3,024.8           3,058.1
Expenditures - construction additions                                     79.5            110.8             109.1


RECONCILIATION (a)
PROFIT OR LOSS
Total segment earnings before interest and taxes                        $381.1           $360.1            $348.1
Unallocated corporate expenses                                            (2.2)            (0.2)             (0.4)
Investment income                                                         22.3             17.0              14.6
Other income and deductions                                               (7.8)            (5.8)             (4.7)
Interest expense                                                         (79.8)           (88.6)            (86.0)
                                                                         -----            -----             -----
  Income Before Income Taxes                                            $313.6           $282.5            $271.6
                                                                         =====            =====             =====
ASSETS
Total segment assets                                                  $2,905.7         $3,024.8          $3,058.1
Unallocated corporate assets                                             247.8            387.6             268.7
                                                                         -----            -----             -----
  Total Assets                                                        $3,153.5         $3,412.4          $3,326.8
                                                                       =======          =======           =======

(a) For categories not reconciled above, segment totals equal consolidated totals.

                     SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                    March 31,         June 30,       September 30,     December 31,
$ in millions                                       1999    1998     1999     1998     1999     1998    1999     1998
------------------------------------------------------------------------------------------------------------------------
                                                             $                 $                 $                $
Utility service revenues................           362.9   352.9    277.2    293.2    319.8    319.2   313.4    318.9
Income before income taxes..............           116.4   110.7     58.2     60.4     94.3     76.4    44.7     35.0
Net income..............................            71.9    69.5     36.9     36.2     56.3     45.1    27.4     18.7
Earnings on common stock................            71.7    69.3     36.7     36.0     56.1     44.9    27.1     18.4
Cash dividends paid.....................            55.9   116.8     26.0     55.2      -       38.1    48.4     28.7


                    FINANCIAL AND STATISTICAL SUMMARY (UNAUDITED)

                                                                 1999        1998         1997        1996        1995
-------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,

Utility service revenues (millions)............      $        1,273.3     1,284.2      1,254.4     1,258.4     1,257.5
Earnings on common stock (millions)............      $          191.6       168.6        171.1       163.9       158.5
Earnings per share of common stock.............      $           4.65        4.10         4.16        3.98        3.85
Cash dividends paid (millions).................      $          130.3       238.8        118.5       138.3       132.6

Electric sales (millions of kWh)--
     Residential...............................                 4,725       4,790        4,788       4,924       4,871
     Commercial................................                 3,390       3,518        3,408       3,407       3,425
     Industrial................................                 4,876       4,655        4,749       4,540       4,401
     Other.....................................                 3,876       4,518        3,664       3,443       4,117
                                                                -----       -----        -----       -----       -----

         Total.................................                16,867      17,481       16,609      16,314      16,814

Gas sales (thousands of MCF)--
     Residential...............................                24,450      24,877       29,277      31,087      29,397
     Commercial................................                 7,647       7,433        9,567       9,424       8,307
     Industrial................................                 2,246       1,916        2,520       3,404       2,584
     Other.....................................                 1,182       1,699        2,153       2,829       3,006
     Transported gas...........................                20,190      17,788       18,523      16,953      16,376
                                                               ------      ------       ------      ------      ------

         Total.................................                55,715      53,713       62,040      63,697      59,670

At December 31,

Total assets (millions)........................      $        3,153.5     3,412.4      3,326.8     3,243.2     3,204.3
Long-term debt (millions)......................      $          661.2       885.6        886.0       926.3       991.5

First mortgage bond ratings--
     Duff & Phelps, Inc........................                    AA          AA           AA          AA          AA
     Standards & Poor's Corporation............                   AA-         AA-          AA-         AA-         AA-
     Moody's Investors Service.................                   Aa3         Aa3          Aa3         Aa3         Aa3

Number of Preferred Shareholders...............                   509         559          625         684         733


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of The Dayton Power and Light Company

         In our opinion, the consolidated financial statements listed in the index, appearing under Item 14(a)(1) on page IV-1, present fairly, in all materials respects, the financial position of The Dayton Power and Light Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page IV-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
January 21, 2000, except for Note 3,
as to which the date is March 13, 2000.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.

PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

DIRECTORS OF THE REGISTRANT

         The Company's directors are to be elected this year to serve until the Annual Meeting of Shareholders in 2001 or until their successors are duly elected and qualified. Should any nominee become unable to accept nomination or election, the Board will vote for the election of such other person as a director as the present directors may recommend in the place of such nominee. The directors of the Company are also directors of DPL Inc.

         On February 1, 2000, DPL Inc. signed a definitive agreement with affiliates of Kohlberg Kravis Roberts & Co. ("KKR"), an investment company, under which KKR will make a strategic investment of $550 million in the Company. DPL Inc. intends to use the proceeds of this investment, combined with $425 million of new debt capital, to continue its planned generation strategy, retire short-term debt and to repurchase up to 31.6 million common shares.

         Upon the closing of the KKR transaction, on March 13, 2000, the size of DPL Inc.'s and the Company's Board was increased from nine to eleven directors. George R. Roberts and Scott M. Stuart, partners of KKR, were appointed by the Board to fill the newly created vacancies. KKR will have the right to nominate one person for election to the Board of Directors so long as it maintains a specified investment in DPL Inc.'s securities.

         The following information regarding the nominees is based on information furnished by them:

                                                                              Director
                                                                                Since
--------------------------------------------------------------------------------------
THOMAS J. DANIS, Age 50                                                         1989
     Chairman and Chief Executive Officer,
     The Danis Companies, Dayton, Ohio, construction,
     real estate and environmental services.
     Trustee:  Miami Valley Research Park Foundation.

JAMES F. DICKE, II, Age 54                                                      1990
     President, Crown Equipment Corporation, New Bremen, Ohio,
     international manufacturer and distributor of electric lift trucks and material handling products.
     Director:  Regional Boys and Girls Clubs of America,
     Anderson-Cooke, Inc., Dayton Art Institute.
     Chairman:  Trinity University Board of Trustees.
     Secretary:  Culver Educational Foundation.


                                                     III-1

                                                                             Director
                                                                               Since
-------------------------------------------------------------------------------------
PETER H. FORSTER, Age 57                                                        1979
     Chairman, DPL Inc. and The Dayton Power and Light Company.
     Chairman:  Miami Valley Research Foundation.
     Director:  Amcast Industrial Corp.
     Trustee:  F. M. Tait Foundation.

ERNIE GREEN, Age 61                                                             1991
     President and Chief Executive Officer, Ernie Green
     Industries, Dayton, Ohio, automotive components manufacturer.
     Director:  Pitney Bowes Inc., Eaton Corp.

JANE G. HALEY, Age 69                                                           1978
     President and Chief Executive Officer, Gosiger, Inc.,
     Dayton, Ohio, national importer and distributor of
     machine tools.
     Director:  The Ultra-Met Company, Urbana, Ohio, ONA America,
     Dayton, Ohio.
     Trustee:  University of Dayton, Chaminade-Julienne High
     School, Dayton, Ohio.
     Member:  Area Progress Council, Miami Valley Economic
     Development Coalition.

ALLEN M. HILL, Age 54                                                           1989
     President and Chief Executive Officer, DPL Inc. and
     The Dayton Power and Light Company.
     Director:  Fifth Third Bank, Premier Health Partners.
     Trustee:  Dayton Business Committee,
     The University of Dayton, Air Force Museum Foundation,
     Alliance Community Schools.

W AUGUST HILLENBRAND, Age 59                                                    1992
     Chief Executive Officer, Hillenbrand Industries,
     Batesville, Indiana, a diversified public holding
     company with three wholly-owned and autonomously
     operated subsidiaries manufacturing caskets,
     hospital furniture, hospital supplies, and providing
     funeral planning services.
     Director:  Forecorp, Inc., Forethought Life Insurance
     Company, Hon Industries.
     Trustee:  National Committee for Quality Health Care,
     Batesville Girl Scouts.
     Trustee Emeritus:  Denison University.


                                      III-2

                                                                             Director
                                                                               Since
-------------------------------------------------------------------------------------
DAVID R. HOLMES, Age 59                                                         1994
     Chairman and Chief Executive Officer, The Reynolds
     and Reynolds Company, Dayton, Ohio, information
     management systems.
     Director:  NCR Corporation, Dayton, Ohio.
     Advisor:  J. L. Kellogg Graduate School of Management,
     Northwestern University.
     Member:  Dayton Business Committee, Area Progress
     Council, Downtown Dayton Partnership.

BURNELL R. ROBERTS, Age 72                                                      1987
     Retired Chairman of the Board and Chief Executive
     Officer, The Mead Corporation, Dayton, Ohio,
     forest products producer.
     Principal:  Pembroke Associates.
     Director:  Rayonier, Inc., Vutek, Inc.
     Trustee:  Granum Value Fund.

GEORGE R. ROBERTS, Age 56                                                       2000
     Founding Partner of KKR and a managing member of KKR &
     Co. LLC, New York City, investment company.
     Director:  Accuride Corporation, Amphenol Corporation, Borden,
     Inc., The Boyds Collection, Ltd., Evenflo Company Inc.,
     IDEX Corporation, KinderCare Learning Center, Inc.,
     KSL Recreation Group, Inc., Owens-Illinois, Inc., PRIMEDIA, Inc.,
     Regal Cinemas, Inc., RELTEC Corporation, Safeway Inc.,
     Spalding Holdings Corporation.
     Trustee:  Claremont McKenna College, Culver Military Academy.
     Member:  San Francisco Symphony, San Francisco Ballet,
     Fine Arts Museum.

SCOTT M. STUART, Age 40                                                         2000
     Partner of KKR and member of KKR & Co. LLC, New York
     City, investment company.
     Director:  AEP Industries Inc., Borden, Inc., The Boyds Collection,
     Ltd., KSL Recreation Corp.
     Board Member:  The Boys Club of New York, Greenwich Country
     Day School, WNET/Channel 13.


                                      III-3

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF FEBRUARY 1, 2000)

                                                    Business Experience,
                                                       Last Five Years
                                                 (Positions with Registrant
    Name                         Age             Unless Otherwise Indicated)                    Dates
----------------------------   -------   ------------------------------------------   -----------------------
Peter H. Forster                  57     Chairman                                         4/06/92 -   2/01/00
                                         Chairman, DPL Inc.                               1/01/97 -   3/01/98
                                         Chairman and Chief Executive
                                            Officer, DPL Inc.                             9/26/95 -   1/01/97
                                         Chairman, President and Chief
                                            Executive Officer, DPL Inc.                   4/05/88 -   9/26/95

Allen M. Hill                     54     President and Chief Executive
                                            Officer                                       4/06/92 -   2/01/00
                                         President and Chief Executive
                                            Officer, DPL Inc.                             1/01/97 -   3/01/98
                                         President and Chief Operating
                                            Officer, DPL Inc.                             9/26/95 -   1/01/97

Stephen P. Bramlage               53     Assistant Vice President                         1/01/94 -   2/01/00

Stephen F. Koziar, Jr.            55     Group Vice President and
                                             Secretary, DPL Inc. and
                                             the Company                                 1/31/95 -    2/01/00

Judy W. Lansaw                    48     Group Vice President,
                                             DPL Inc. and the Company                    1/31/95 -    3/01/99

Arthur G. Meyer                   50     Vice President, Legal and
                                             Corporate Affairs                          11/21/97 -    2/01/00
                                         Director, Corporate Relations                   5/14/96 -   11/21/97
                                         Treasurer                                       6/27/95 -    5/14/96
                                         Director, Financial Activities                  5/09/94 -    6/27/95

Bryce W. Nickel                   43     Assistant Vice President                        1/01/94 -    2/01/00

H. Ted Santo                      49     Group Vice President                           12/08/92 -    2/01/00

Patricia K. Swanke                41     Vice President, Operations                      9/29/99 -    2/01/00
                                         Managing Director                               9/08/96 -    9/29/99
                                         Operations Director                             7/27/95 -    9/08/96
                                         Director, Steam Operations                      5/09/94 -    7/27/95


                                                     III-4

Item 11 -     EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

         Directors of the Company who are not employees receive $12,000 annually for services as a director, $1,000 for attendance at a Board meeting, and $500 for attendance at a committee meeting or operating session of DPL Inc. and the Company. Members of the Executive Committee of DPL Inc. receive $2,000 annually for services on that committee. Each committee chairman receives an additional $1,600 annually. Directors who are not employees of the Company have participated in a Directors' Deferred Stock Compensation Plan (the "Stock Plan") under which a number of DPL Inc. common shares were awarded to directors each year. All shares awarded under the Stock Plan were transferred to a grantor trust (the "Master Trust") maintained by DPL Inc. to secure its obligations under various directors' and officers' deferred and incentive compensation plans. In April 1999, each non-employee director was awarded 2,700 shares. Commencing in 2000, no additional share awards will be made under the Stock Plan. Non-employee directors instead will be eligible to receive grants of stock options under the DPL Inc. Stock Option Plan.

         DPL Inc. maintains a Deferred Compensation Plan (the "Compensation Plan") for non-employee directors of DPL Inc. and the Company in which payment of directors' fees may be deferred. The Compensation Plan also includes a supplementary deferred income program which provides that DPL Inc. will match $5,000 annually of deferred directors' fees for a maximum of ten years. Under the supplementary program, a $150,000 death benefit is provided until such director ceases to participate in the Compensation Plan. Under the standard deferred income program directors are entitled to receive a lump sum payment or payments in installments over a period up to 20 years. A director may elect payment in either cash or common shares. Participants in the supplementary program are entitled to receive deferred payments over a ten-year period in equal installments. The Compensation Plan provides that in the event of a change in control of DPL Inc., as defined in the Compensation Plan, all benefits provided under the supplementary deferred income program become immediately vested without the need for further contributions by the participants and the discretion which, under the Compensation Plan, is exercisable by the Chief Executive Officer of DPL Inc. will be exercised by the trustees of the Master Trust. Effective January 31, 2000, the supplementary program was terminated for current directors and the value of each director's supplementary account transferred to his or her standard deferral account.

         Mr. Forster, who retired as Chief Executive Officer of DPL Inc. effective December 31, 1996, entered into a three year agreement with DPL Inc. and the Company pursuant to which he serves as Chairman of the Board of DPL Inc. and the Company and provides advisory and strategic planning services. The term of the agreement is automatically extended each December 31 for an additional year unless either party gives advance notice of nonrenewal. For these services, Mr. Forster receives an annual consulting fee of $550,000 (as well as such bonuses, if any, as may be determined by the Compensation and Management Review Committee in its discretion) and an award opportunity of 60,000 restricted shares under the Stock Plan.


                                      III-5

Commencing in 2000, Mr. Forster will participate in DPL Inc.'s Stock Option Plan and will no longer receive restricted share awards under the Stock Plan. As Chairman, Mr. Forster is responsible for the long-term strategic planning of the Company, the oversight of financial assets, and the evaluation and recommendations relating to the merger, acquisition and disposition of utility assets. Mr. Forster participates in an incentive program for individuals managing financial assets. Under this program, incentives will be paid in 2000 based on net cumulative investment performance of such assets over the four-year period 1996 through 1999 and for each year thereafter based on annual performance.

STOCK OPTION PLAN

         In 2000, the Company eliminated its officer and director stock plans. The DPL Inc. Stock Option Plan (the "Plan") will replace the Management Stock Incentive Plan ("MSIP") and the Directors' Deferred Stock Compensation Plan as the primary long-term incentive program for executives and directors. The Stock Option Plan is intended to align the interests of management and the directors with those of shareholders by directly linking long-term incentive compensation opportunities to increases in share price. Executives and directors will forego a number of benefits under current plans and programs as a result of the changes, including benefits the level of which are not tied to increases in share price, and in their place will receive three-year option grants under the Plan. In addition, to encourage long-term employment with the Company, management options vest in equal increments over a five-year period. Further, earned Restricted Share Units under the MSIP will be locked up (i.e., not payable) for five years.

         One of the purposes of the Annual Meeting of DPL Inc. is to consider and vote upon approval of the Plan. The Plan was adopted by the Board of Directors on February 1, 2000, subject to approval by shareholders. The purpose of the Plan is to promote the interests of the Company and its shareholders by
(i) attracting and retaining individuals eligible to participate in the Plan;
(ii) motivating such individuals by providing incentive to contribute to the Company's future success; and (iii) aligning the interests of such individuals with the interests of the Company's shareholders. The principal provisions of the Plan are summarized below.

         The Plan will be administered by the Compensation and Management Review Committee of the Board of Directors or such other committee as may be designated by the Board (the "Committee"). Any officer or other key employee, director or consultant of the Company or any of its subsidiaries will be eligible to be designated a participant under the Plan. As of February 1, 2000, approximately 30 individuals participated in the Company's executive compensation programs for key employees, officers and directors. The Committee has the sole and complete authority to determine the participants to whom options will be granted under the Plan.


                                      III-6

         The Plan authorizes the grant of options to purchase a maximum of 8,000,000 Common Shares of the Company in the aggregate, subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events. Options granted are not intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (the "Code"). The maximum number of shares with respect to which options may be granted to any individual participant under the Plan may not exceed 2,500,000. If, after the effective date of the Plan, any shares covered by an option granted under the Plan are forfeited, or if an option has expired, terminated or been cancelled for any reason whatsoever (other than by reason of exercise), then the shares covered by such option will again be available for the grant of options under the Plan. The shares delivered upon exercise of options granted under the Plan may be either authorized but unissued shares or treasury shares. On February 1, 2000, the date option grants were made under the Plan, the last reported sale price of the Common Shares on the New York Stock Exchange was $19 1/16 per share and the option exercise price was set at $21. The closing price on February 24, 2000 was $20 1/4 per share.

         Options granted under the Plan will be subject to such terms, including vesting and exercise price, as may be determined by the Committee and specified in the applicable option agreement, except that the exercise price of an option cannot be less than the fair market value of the underlying shares on the date of grant and the term of an option may not exceed ten years. Options granted under the Plan are intended to qualify as "performance-based compensation" under
Section 162(m) of the Code.

         Payment of the exercise price of an option granted under the Plan may be made (i) in cash or check (or, if so determined by the Committee, with the proceeds of a loan advanced by the Company for purposes of paying the exercise price), (ii) by exchanging Common Shares owned by the optionee or (iii) subject to such rules as may be established by the Committee, through delivery of irrevocable instructions to a broker to sell the shares being acquired upon exercise of the option and to deliver promptly to the Company an amount equal to the aggregate exercise price, or by a combination of the foregoing, provided that the combined value of all cash and cash equivalents and the fair market value of shares so tendered to the Company is at least equal to the aggregate exercise price of the option.

         Each option, and each right under any option, will be exercisable only by the participant during the participant's lifetime or, if permissible under applicable law, by the participant's guardian or legal representative. No option may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant otherwise than by will or by the laws of descent and distribution. The Committee has the discretion to provide that options granted under the Plan may be transferred without consideration to certain family members or trusts, partnerships or limited liability companies whose only beneficiaries, partners or members are the original grantee and/or such family members.


                                      III-7

         The Committee has the discretion to provide that in the event of a "change of control" (as defined in the Plan), any outstanding options held by participants which are unexercisable or otherwise unvested will automatically be deemed exercisable or vested.

         The Board of Directors may amend, suspend or terminate the Plan or any portion of the Plan at any time, provided that no such amendment, suspension or termination (i) may impair the rights of any participant with respect to options previously granted under the Plan without the participant's consent or (ii) operate to increase the number of shares available for options, decrease the exercise price of any option or change the definition of eligible employee without shareholder approval, except for share or price adjustments in the event of certain significant corporate events.

         The Plan will remain in effect until all options granted under the Plan have been exercised or terminated.

NEW PLAN BENEFITS

         The following table sets forth information concerning options that have been granted under the Plan, subject to shareholder approval of the Plan. These option grants represent a three-year block grant. Each executive was granted a number of option shares equal to three times the executive's earned Restricted Share Units held in the Master Trust under the MSIP. These Restricted Share Units, which are payable in shares, will remain locked up for a five-year period.

                                                             RESTRICTED SHARE
                                                             UNITS LOCKED UP        3 YEAR OPTION GRANTS
NAME AND POSITION                                              FOR 5 YEARS           WITH 5 YEAR VESTING
-----------------                                            ----------------       --------------------
Allen M. Hill
     President and Chief Executive Officer                            450,000           1,350,000 (1)
Peter H. Forster
     Chairman                                                         800,000           2,400,000 (1)
Judy W. Lansaw
     Group Vice President                                             175,000             525,000 (1)
Stephen F. Koziar, Jr.
     Group Vice President and Secretary                               165,000             495,000 (1)
H. Ted Santo
     Group Vice President                                             125,000             375,000 (1)
All executive officers as a group                                   1,715,000           6,150,000 (1)
All directors who are not executive officers as a group                --                 350,000 (2)
All employees who are not executive officers as a group               335,000           1,050,000 (1)

(1) Options granted on February 1, 2000 at an exercise price of $21 per share. The closing price on February 1, 2000 was $19 1/16 per share. These options vest in five cumulative installments of 20% on December 31, 2000, 2001, 2002, 2003, and 2004, become exercisable on January 1, 2005, and expire on February 1, 2010.

(2) Each non-employee director was granted an option to purchase 50,000 shares on February 1, 2000 at an exercise price of $21 per share. The closing price on February 1, 2000 was $19 1/16 per share. These options become exercisable upon shareholder approval of the Plan and expire on February 1, 2010.


                                      III-8

EXECUTIVE OFFICER COMPENSATION

SUMMARY COMPENSATION TABLE

         Set forth below is certain information concerning the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for the last three fiscal years, for services rendered in all capacities to the Company, DPL Inc., and the other subsidiaries of DPL Inc.

                                                 Annual                         Long Term
                                              Compensation                     Compensation
                                          ------------------------------------------------------------
                                                                       Restricted            LTIP            All Other
     Name and Principal                   Salary      Bonus (1)      Share Units (2)     Payouts (3)      Compensation (4)
          Position              Year        ($)          ($)               ($)               ($)                ($)
----------------------------------------------------------------------------------------------------------------------------
Allen M. Hill                     1999      550,000       462,000           -                  525,000                 1,000
   President and Chief            1998      500,000       300,000  505,000 ('99-01)            275,000                 1,000
   Executive Officer              1997      430,000       258,000  834,000 ('98-00)           -                        1,000

Peter H. Forster (4)              1999      500,000       250,000           -                1,130,000                84,000
   Chairman                       1998      500,000       200,000  420,000 ('99-01)          1,130,000                87,000
                                  1997      500,000       150,000  840,000 ('98-00)          1,130,000                70,400

Judy W. Lansaw                    1999      280,000       180,000           -                 -                        1,000
   Group Vice President           1998      264,000       119,000  197,000 ('99-01)           -                        1,000
                                  1997      240,000       108,000  411,000 ('98-00)           -                        1,000

Stephen F. Koziar, Jr.            1999      259,000       166,000           -                  350,000                 1,000
   Group Vice President           1998      244,000       110,000  186,000 ('99-01)            200,000                 1,000
   and Secretary                  1997      231,000       104,000  234,000 ('98-00)            504,000                 1,000

H. Ted Santo                      1999      258,000       139,000           -                 -                        1,000
   Group Vice President           1998      243,000       109,000  176,000 ('99-01)           -                        1,000
                                  1997      226,000       102,000  297,000 ('98-00)           -                        1,000

(1) Amounts in this column represent awards made under the Management Incentive Compensation Program. Awards are based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.

(2) Amounts shown in this column represent the dollar value of Restricted Stock Units ("RSUs") awarded to the named executive officer under the Management Stock Incentive Plan ("MSIP") based on the closing price of a DPL Inc. common share on the New York Stock Exchange--Consolidated Transactions Tape on the date of award. Commencing in 2000, the Stock Option Plan will replace the MSIP and no additional awards will be made under the MSIP.

       Awards covered a three-year performance period. For plan years '98-00, earning of RSUs was dependent on the extent that the DPL Inc. average return on equity ("ROE") exceeded the Regulatory Research Associates industry median. For the '99-01 plan, earning of RSUs was dependent on the extent the DPL Inc. average ROE and total return to shareholders exceeded the RRA industry median. Depending on the performance of DPL Inc., these RSUs could be earned in amounts ranging from 0% to 200% of the target award. As a result of replacing the MSIP with the Stock Option Plan, outstanding awards under the MSIP were concluded by crediting two-thirds and one-third of the RSUs awarded for plan years '98-00 and '99-01, respectively, as earned at 150% of the target award. Amounts shown for 1997 and 1998 reflect this action. These RSUs vest in one-third annual increments ending in 2002. RSUs earned under the MSIP are not payable until 2005.


                                      III-9

       For each RSU which is earned and vests, a participant receives the equivalent of one DPL Inc. common share plus dividend equivalents from the date of the award. All payouts of vested RSUs under the MSIP are deferred until retirement and are made in DPL Inc. common shares.

(3) Amounts in this column represent annualized incentives earned by the named executive officer under a long-term incentive program for individuals managing financial assets of DPL Inc. Incentives were earned based on net cumulative investment performance of such assets over the four year period 1996 through 1999. The financial asset portfolio value was $1.1 billion at December 31, 1999, contributed $105 million to income during the 1997-1999 period and had $167 million in unrealized gains at December 31, 1999. Beginning in 2000, incentives will be earned based on annual performance.

(4) Amounts in this column represent employer-matching contributions on behalf of each named executive under the DP&L Employee Savings Plan made to the DPL Inc. Employee Stock Ownership Plan.

(5) Annual compensation shown for Mr. Forster for 1997, 1998 and 1999 was paid pursuant to an agreement with DPL Inc. and the Company. Long term compensation award opportunities shown for 1997, 1998 and 1999 represent the dollar value of restricted shares awarded to Mr. Forster under the Directors' Stock Plan which are subject to the same earning and vesting criteria generally applicable to RSUs. All other compensation shown for 1999 represents directors fees of $37,000 and the dollar value of the annual award of 2,700 shares to each non-employee director under the Directors' Stock Plan, for 1998 represents directors fees of $37,000 and an annual award of 2,700 shares under the Directors' Stock Plan and for 1997 represents directors fees of $32,600 and an award of 2,400 shares under the Directors' Stock Plan. Participation in the Director compensation program by Mr. Forster was terminated in 2000.

CONTINGENT LONG-TERM INCENTIVE PLAN AWARDS IN 1999

         A one-time contingent award of Restricted Share Units to the named executive officers under the MSIP was approved by the Compensation Committee in 1999. These awards will be earned only if the closing price of DPL Inc. common shares on the NYSE - Consolidated Transactions Tape achieves $26 per share between June 1999 and July 1, 2001.

                                                                         PERFORMANCE OR OTHER
                                                  NUMBER OF RESTRICTED  PERIOD UNTIL MATURATION
NAME                                                   SHARE UNITS             OR PAYOUT
----                                                   -----------             ---------
Allen M. Hill                                            80,000                 2 years
Peter H. Forster                                         80,000                 2 years
Judy W. Lansaw                                           80,000                 2 years
Stephen F. Koziar, Jr                                    80,000                 2 years
H. Ted Santo                                             40,000                 2 years

CERTAIN SEVERANCE PAY AGREEMENTS

         DPL Inc. has in place severance pay agreements with each of Messrs. Hill, Koziar, and Santo and Ms. Lansaw providing for the payment of severance benefits in the event that the individual's employment with DPL Inc. or its subsidiaries is terminated under specified circumstances within three years after a change in control of DPL Inc. or DP&L (generally, defined as the acquisition of 50% or more of the voting securities


                                     III-10

(15% or more without board approval) or certain mergers or other business combinations). The agreements entered into between 1987 and 1991 require the individuals to remain with DPL Inc. throughout the period during which any change of control is pending in order to help put in place the best plan for the shareholders. The principal severance benefits under each agreement include payment of the following: (i) the individual's full base salary and accrued benefits through the date of termination and any awards for any completed or partial period under the MICP and the individual's award for the current period under the MICP (or for a completed period if no award for that period has yet been determined) fixed at an amount equal to his average annual award for the preceding three years; (ii) 300% of the sum of the individual's annual base salary at the rate in effect on the date of termination (or, if higher, at the rate in effect as of the time of the change in control) plus the average amount awarded to the individual under the MICP for the three preceding years; (iii) all awarded or earned but unpaid RSUs; and (iv) continuing medical, life, and disability insurance. In the event any payments under these agreements are subject to an excise tax under the Internal Revenue Code of 1986, the payments will be adjusted so that the total payments received on an after-tax basis will equal the amount the individual would have received without imposition of the excise tax. The severance pay agreements are effective for one year but are automatically renewed each year unless DPL Inc. or the participant notifies the other one year in advance of its or his or her intent not to renew. DPL Inc. has agreed to secure its obligations under the severance pay agreements by transferring required payments to the Master Trust. Mr. Forster's agreement with DPL Inc. and DP&L contains similar severance benefits provisions.

PENSION PLANS

         The following table sets forth the estimated total annual benefits payable under the Company retirement income plan and the supplemental executive retirement plan to executive officers at normal retirement date (age 65) based upon years of accredited service and final average annual compensation (including base and incentive compensation) for the three highest years during the last ten:

                                         Total Annual Retirement Benefits for
                                         Years of Accredited Service at Age 65
      Final Average             -------------------------------------------------------
     Annual Earnings            10 Years               15 Years             20-30 Years
     ---------------            --------               --------             -----------
         $200,000                $51,500                $77,500              $103,000
          400,000                108,500                163,000               217,000
          600,000                165,500                248,500               331,000
          800,000                222,500                334,000               445,000
        1,000,000                279,500                419,500               559,000
        1,200,000                336,500                505,000               673,000
        1,400,000                393,500                590,500               787,000


                                  III-11

         The years of accredited service for the named executive officers are Mr. Hill - 30 yrs.; Mr. Koziar - 30 yrs.; Ms. Lansaw - 20 yrs.; and Mr. Santo -24 yrs. Years of service under the retirement income plan are capped at 30 years, however, the retirement and supplemental plans, taken together, can provide full benefits after 20 years of accredited service. Benefits are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers. For each year an individual retires prior to age 62, benefits under the supplemental plan are reduced by 3% or 21% for early retirement at age 55. Mr. Forster ceased to accrue benefits under the retirement and supplemental plans effective as of December 31, 1996 upon his retirement as an employee of DPL Inc. and the Company. Participation in the supplemental plan was terminated for some executive officers effective December 31, 1999 and the present value of each individual's accrued benefit under the supplemental plan, determined by DPL Inc.'s actuary, transferred to a deferred payment account.


Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

         The Company's stock is beneficially owned by DPL Inc.

         The following table sets forth certain information with respect to the beneficial ownership of common shares and Series B voting preferred shares of DPL Inc. as of February 15, 2000 (assuming the KKR transaction had closed as of that date) by each person or group known by the Company to own more than 5% of the common shares or Series B voting preferred shares.

                                             COMMON SHARES                  SERIES B VOTING PREFERRED SHARES
                                           BENEFICIALLY OWNED                      BENEFICIALLY OWNED
                                  -----------------------------------      ----------------------------------
NAME                                  NUMBER         PERCENT OF CLASS         NUMBER         PERCENT OF CLASS
----                                  ------         ----------------         ------         ----------------
Dayton Ventures LLC(1) .......    31,560,000(2)            19.9%           6,800,000(3)            100%
  c/o Kohlberg Kravis
  Roberts & Co. LP
  9 W. 57th Street
  New York, NY  10019

(1) The managing member of Dayton Ventures LLC is KKR 1996 Fund L.P. The general partner KKR 1996 Fund L.P. is KKR Associates 1996 L.P., and its general partner is KKR 1996 GP LLC. George R. Roberts and Scott M. Stuart are members of KKR 1996 GP LLC. Messrs. Roberts and Stuart may be deemed to share beneficial ownership of the shares beneficially owned by Dayton Ventures LLC, however, Messrs. Roberts and Stuart disclaim beneficial ownership of such shares.

(2) Includes 31,560,000 common shares issuable upon the exercise of warrants.

(3) The 6,800,000 Series B voting preferred shares, which represent up to 4.9% of the outstanding voting power of DPL Inc.'s voting securities, are subject to mandatory redemption on a share for share basis to the extent common shares are issued upon exercise of the warrants held by Dayton Ventures LLC.

         Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each director of the Company as of February 15, 2000.


                                  III-12

                                                       Amount and Nature of
Name of Director                                     Beneficial Ownership (1)
----------------                                     ------------------------
Thomas J. Danis                                            48,161 shares
James F. Dicke, II                                        100,528 shares
Peter H. Forster                                          843,792 shares(2)
Ernie Green                                                43,414 shares
Jane G. Haley                                              60,914 shares
Allen M. Hill                                             484,464 shares(3)
W August Hillenbrand                                       28,179 shares
David R. Holmes                                            17,815 shares
Burnell R. Roberts                                         44,916 shares
George R. Roberts                                              -- shares(4)
Scott M. Stuart                                                -- shares(4)


(1) The number of shares shown represents in each instance less than 1% of the outstanding Common Shares of DPL Inc. There were 1,709,954 shares or 1.1% of the total number of Common Shares beneficially owned by all directors and executive officers of DPL Inc. and the Company as a group at February 15, 2000, excluding shares beneficially owned by an affiliate of KKR. See note (4) below. The number of shares shown includes Common Shares transferred to the Master Trust for non-employee directors pursuant to the Directors' Deferred Stock Compensation Plan.

(2) The number of shares shown for Mr. Forster includes 43,792 Common Shares and 800,000 restricted share equivalents with no voting rights.

(3) The number of shares shown for Mr. Hill includes 34,464 Common Shares and 450,000 restricted share equivalents with no voting rights.

(4) Excludes 31,560,000 Common Shares subject to warrants and 6,800,000 Series B voting preferred shares to be beneficially owned by Dayton Ventures LLC, an affiliate of KKR. George R. Roberts and Scott M. Stuart disclaim beneficial ownership of all such shares. See "Security Ownership of Certain Beneficial Owners."

         Set forth below is information concerning the beneficial ownership of shares of Common Stock of DPL Inc. by each executive officer of the Company named in the Summary Compensation Table (other than executive officers who are directors of the Company whose security ownership is found above) as of February 15, 2000.

                                                       Amount and Nature of
Name of Executive Officer                          Beneficial Ownership (1) (2)
-------------------------                          ----------------------------
Stephen F. Koziar, Jr.                                     15,021 shares
H. Ted Santo                                                4,141 shares
Judy W. Lansaw                                              3,912 shares


(1) The number of shares shown represents in each instance less than 1% of the outstanding Common Shares of DPL Inc.

(2)     Excludes restricted share units.


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         None.


                                  III-13

PART IV


Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a)  Documents filed as part of the Form 10-K


1.       FINANCIAL STATEMENTS

See Item 8 - Index to Financial Statements on page II-9, which page is incorporated herein by reference.


2.       FINANCIAL STATEMENT SCHEDULE

For the three years in the period ended December 31, 1999:

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

                                                                                           Incorporation by Reference
                                                                                        ---------------------------------
2            Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and the   Exhibit A to the 1986 Proxy
             Company dated  January 6, 1986...........................................  Statement (File No. 1-2385)

3(a)         Regulations and By-Laws of the Company...................................  Exhibit 2(e) to Registration
                                                                                        Statement No. 2-68136 to Form
                                                                                        S-16

3(b)         Copy of Amended Articles of Incorporation of the Company dated January     Exhibit 3(b) to Report on Form
             3, 1991..................................................................  10-K for the year ended
                                                                                        December 31, 1991 (File No.
                                                                                        1-2385)

4(a)         Copy of Composite Indenture dated as of October 1, 1935, between the       Exhibit 4(a) to Report on Form
             Company and The Bank of New York, Trustee with all amendments through      10-K for the year ended
             the Twenty-Ninth Supplemental Indenture..................................  December 31, 1985 (File No.
                                                                                        1-2385)

4(b)         Copy of the Thirtieth Supplemental Indenture dated as of March 1, 1982,    Exhibit 4(h) to Registration
             between the Company and The Bank of New York, Trustee....................  Statement No. 33-53906

4(c)         Copy of the Thirty-First Supplemental Indenture dated as of November 1,    Exhibit 4(h) to Registration
             1982, between the Company and The Bank of New York, Trustee..............  Statement No. 33-56162

4(d)         Copy of the Thirty-Second Supplemental Indenture dated as of November 1,   Exhibit 4(i) to Registration
             1982, between the Company and The Bank of New York, Trustee..............  Statement No. 33-56162

4(e)         Copy of the Thirty-Third Supplemental Indenture dated as of                Exhibit 4(e) to Report on Form
             December 1, 1985, between the Company and The Bank of New York, Trustee..  10-K for the year ended
                                                                                        December 31, 1985 (File No. 1-2385)



4(f)         Copy of the Thirty-Fourth Supplemental Indenture dated as of April 1,      Exhibit 4 to Report on Form
             1986, between the Company and The Bank of New York, Trustee..............  10-Q for the quarter ended
                                                                                        June 30, 1986 (File No. 1-2385)

4(g)         Copy of the Thirty-Fifth Supplemental Indenture dated as of                Exhibit 4(h) to Report on Form
             December 1, 1986, between the Company and The Bank of New York, Trustee..  10-K for the year ended
                                                                                        December 31, 1986 (File No. 1-9052)

4(h)         Copy of the Thirty-Sixth Supplemental Indenture dated as of August 15,     Exhibit 4(i) to Registration
             1992, between the Company and The Bank of New York, Trustee..............  Statement No. 33-53906

4(i)         Copy of the Thirty-Seventh Supplemental Indenture dated as of November     Exhibit 4(j) to Registration
             15, 1992, between the Company and The Bank of New York, Trustee..........  Statement No. 33-56162

4(j)         Copy of the Thirty-Eighth Supplemental Indenture dated as of November      Exhibit 4(k) to Registration
             15, 1992, between the Company and The Bank of New York, Trustee..........  Statement No. 33-56162

4(k)         Copy of the Thirty-Ninth Supplemental Indenture dated as of January 15,    Exhibit 4(k) to Registration
             1993, between the Company and The Bank of New York, Trustee..............  Statement No. 33-57928

4(l)         Copy of the Fortieth Supplemental Indenture dated as of February 15,       Exhibit 4(m) to Report on Form
             1993, between the Company and The Bank of New York, Trustee..............  10-K for the year ended
                                                                                        December 31, 1992 (File No.
                                                                                        1-2385)

4(m)         Copy of the Forty-First Supplemental Indenture dated as of February 1,     Exhibit 4(m) to Report on Form
             1999, between the Company and The Bank of New York, Trustee..............  10-K for the year ended
                                                                                        December 31, 1998 (File No.
                                                                                        1-2385)

10(a)        Description of Management Incentive Compensation Program for Certain       Exhibit 10(d) to Report on Form
             Executive Officers.......................................................  10-K for the year ended
                                                                                        December 31, 1986 (File No.
                                                                                        1-9052)



10(b)        Copy of Severance Pay Agreement with Certain Executive Officers..........  Exhibit 10(g) to Report on Form
                                                                                        10-K for the year ended
                                                                                        December 31, 1987 (File No.
                                                                                        1-2385)

10(c)        Copy of Supplemental Executive Retirement Plan amended August 6, 1991 ...  Exhibit 10(f) to Report on Form
                                                                                        10-K for the year ended
                                                                                        December 31, 1991 (File No.
                                                                                        1-2385)

10(d)        Amended description of Directors' Deferred Stock Compensation Plan         Exhibit 10(d) to Report on Form
             effective January 1, 1993................................................  10-K for the year ended
                                                                                        December 31, 1993 (File No.
                                                                                        1-2385)

10(e)        Amended description of Deferred Compensation Plan for Non-Employee         Exhibit 10(e) to Report on Form
             Directors effective January 1, 1993......................................  10-K for the year ended
                                                                                        December 31, 1993 (File No.
                                                                                        1-2385)

10(f)        Copy of Management Stock Incentive Plan amended January 1, 1993..........  Exhibit 10(f) to Report on Form
                                                                                        10-K for the year ended
                                                                                        December 31, 1993 (File No.
                                                                                        1-2385)

18           Copy of preferability letter relating to change                            Exhibit 18 to Report on Form
             in accounting for unbilled revenues from Price Waterhouse LLP............  10-K for the year ended
                                                                                        December 31, 1988 (File No.
                                                                                        1-2385)

The following exhibits are filed herewith:

                                                                                        Page No.
                                                                                        --------

21           Copy of List of Subsidiaries of the Company..............................

27           Financial Data Schedule..................................................

         (b)    REPORTS ON FORM 8-K

                None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE DAYTON POWER AND LIGHT COMPANY

                                   Registrant


March 30, 2000                          /s/ Allen M. Hill
                                   -------------------------------------
                                               Allen M. Hill
                                   President and Chief Executive Officer
                                      (principal executive officer)


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Danis         Director                             March 30, 2000
------------------------
    (T. J. Danis)


                            Director                             March   , 2000
------------------------
  (J. F. Dicke, II)


/s/ Peter H. Forster        Director and Chairman                March 30, 2000
------------------------
   (P. H. Forster)


                            Director                             March   , 2000
------------------------
     (E. Green)


  /s/ Jane G. Haley         Director                             March 30, 2000
------------------------
    (J. G. Haley)


  /s/ Allen M. Hill         Director, President and Chief        March 30, 2000
------------------------    Executive Officer (principal
    (A. M. Hill)            financial and accounting officer)



                            Director                             March   , 2000
------------------------
 (W A. Hillenbrand)


/s/ David R. Holmes         Director                             March 30, 2000
------------------------
  (D. R. Holmes)

/S/ Burnell R. Roberts      Director                             March 30, 2000
------------------------
  (B. R. Roberts)

                                                                    SCHEDULE II


                       THE DAYTON POWER AND LIGHT COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


-----------------------------------------------------------------------------------------------------------------------
                   COLUMN A                        COLUMN B            COLUMN C            COLUMN D        COLUMN E
-----------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                  Balance at    ------------------------
                                                 Beginning of   Charged to                Deductions      Balance at
                 Description                        Period        Income       Other          (1)       End of Period
----------------------------------------------- --------------- ----------- ------------ -------------- ---------------
                                                ------------------------------thousands--------------------------------
1999:
Deducted from accounts receivable--

   Provision for uncollectible accounts.......    $  4,657      $  5,171       $  -        $  5,496         $  4,332

1998:
Deducted from accounts receivable--

   Provisions for uncollectible accounts......    $  4,657      $  8,182       $  -        $  8,182         $  4,657

1997:
Deducted from accounts receivable--

   Provisions for uncollectible accounts......    $  5,083      $  5,515       $  -        $  5,941         $  4,657


(1) Amounts written off, net of recoveries of accounts previously written off.