Form 10-Q
period 2000-03-31
DAYTON POWER & LIGHT CO
filed 2000-05-15
CIK 27430

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or oganization)

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

 YES  X     NO
     ___      ___

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                  41,172,173 Shares
-------------------------------         -------------------------------
    (Title of each class)               (Outstanding at March 31, 2000)

                  THE DAYTON POWER AND LIGHT COMPANY

                                 INDEX


                                                               Page No.
                                                               --------
Part I.  Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations          1

          Consolidated Statement of Cash Flows                     2

          Consolidated Balance Sheet                               3

          Consolidated Statement of Shareholder's Equity           5

          Notes to Consolidated Financial Statements               6

          Operating Statistics                                     8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                10

     Item 3.  Quantitative and Qualitative Disclosures
               about Market Risk                                  12


Part II.  Other Information                                       13

     Signatures                                                   14

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company


                                             Three Months Ended
                                                  March 31
                                             ------------------
                                                2000    1999
                                                ----    ----
                                                --millions--
Revenues
--------
Utility service revenues--

  Electric                                    $259.5  $260.4
  Gas                                          101.5   102.5
                                              ------  ------
     Total Utility Service Revenues            361.0   362.9

Expenses
--------
Fuel and purchased power                        57.8    61.2
Gas purchased for resale                        67.6    65.9
Operation and maintenance                       46.5    38.2
Depreciation and amortization                   33.5    32.6
Amortization of regulatory assets, net           6.9     6.5
General taxes                                   34.5    34.2
                                              ------  ------
     Total Expenses                            246.8   238.6
                                              ------  ------

Operating Income                               114.2   124.3

Other Income (Deductions)
-------------------------
Investment income                                1.6    14.3
Other income (deductions)                       (9.2)    2.1
Interest expense                               (18.5)  (24.4)
                                              ------  ------
Income before income taxes                      88.1   116.3

Income taxes                                    32.0    44.5
                                              ------  ------
Net Income                                      56.1    71.8

Preferred dividends                              0.2     0.2
                                              ------  ------
Earnings on Common Stock                      $ 55.9  $ 71.6
                                              ======  ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company



                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     2000      1999
                                                     ----      ----
                                                      --millions--
Operating Activities
--------------------
Cash received from utility customers               $362.1    $341.7
Other operating cash receipts                         5.2       4.4
Cash paid for:
  Fuel and purchased power                          (51.2)    (53.8)
  Purchased gas                                     (41.8)    (54.7)
  Operation and maintenance labor                   (20.5)    (23.7)
  Nonlabor operating expenditures                   (47.3)    (20.9)
  Interest                                          (28.2)    (27.9)
  Income taxes                                      (15.9)     (8.1)
  Property, excise and payroll taxes                (56.6)    (55.5)
                                                   ------    ------
Net cash provided by operating activities           105.8     101.5

Investing Activities
--------------------
Capital expenditures                                (26.0)    (20.9)
Purchases of available-for-sale financial assets      -       (78.8)
Sales of available-for-sale financial assets          -        45.5
                                                   ------    ------
Net cash used for investing activities              (26.0)    (54.2)

Financing Activities
--------------------
Dividends paid on common stock                        -       (55.8)
Dividends paid on preferred stock                    (0.2)     (0.2)
Issuance (Retirement) of short-term debt           (123.0)     15.5
                                                   ------    ------
Net cash used for financing activities             (123.2)    (40.5)

Cash and temporary cash investments--
-----------------------------------
Net change                                          (43.4)      6.8
Balance at beginning of period                       95.5       1.9
                                                   ------    ------
Balance at end of period                           $ 52.1    $  8.7
                                                   ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company



                                                    At           At
                                                 March 31,   December 31,
                                                   2000         1999
                                                 ---------   ------------
                                                       --millions--

ASSETS

Property
--------
Electric property                                 $3,401.3    $3,384.1
Gas property                                         332.7       330.6
Other property                                        61.0        58.9
                                                  --------    --------
  Total property                                   3,795.0     3,773.6

Less--
  Accumulated depreciation and amortization       (1,635.8)   (1,602.6)
                                                  --------    --------
     Net property                                  2,159.2     2,171.0
                                                  --------    --------
Current Assets
--------------
Cash and temporary cash investments                   52.1        95.5
Accounts receivable, less provision for
 uncollectible accounts of $2.3 and $4.3,
 respectively                                        195.9       206.6
Inventories, at average cost                          70.0        92.9
Taxes applicable to subsequent years                  61.8        94.6
Prepaid public utility excise tax - electric          29.4        14.7
Other                                                 33.3        52.2
                                                  --------    --------
  Total current assets                               442.5       556.5
                                                  --------    --------
Other Assets
------------
Income taxes recoverable through future revenues     165.5       168.5
Other regulatory assets                               45.4        53.3
Other                                                215.2       204.2
                                                  --------    --------
  Total other assets                                 426.1       426.0
                                                  --------    --------
Total Assets                                      $3,027.8    $3,153.5
                                                  ========    ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                  The Dayton Power and Light Company



                                                   At           At
                                                March 31,   December 31,
                                                  2000         1999
                                                ---------   ------------
                                                      --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholder's equity--
  Common stock                                 $    0.4     $    0.4
  Other paid-in capital                           769.8        769.7
  Accumulated other comprehensive income           21.7         13.6
  Earnings reinvested in the business             569.8        513.9
                                               --------     --------
     Total common shareholder's equity          1,361.7      1,297.6

Preferred stock                                    22.9         22.9
Long-term debt                                    661.2        661.2
                                               --------     --------
     Total capitalization                       2,045.8      1,981.7
                                               --------     --------
Current Liabilities
--------------------
Accounts payable                                   97.3        126.2
Accrued taxes                                     135.2        164.2
Accrued interest                                    9.0         19.7
Short-term debt                                     -          123.1
Current deferred income tax                        25.4          9.9
Other                                              35.8         51.0
                                               --------     --------
     Total current liabilities                    302.7        494.1
                                               --------     --------
Deferred Credits and Other
--------------------------
Deferred taxes                                    449.1        453.9
Unamortized investment tax credit                  65.5         66.3
Deferred compensation                             103.2         97.2
Other                                              61.5         60.3
                                               --------     --------
     Total deferred credits and other             679.3        677.7
                                               --------     --------
Total Capitalization and Liabilities           $3,027.8     $3,153.5
                                               ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                  The Dayton Power and Light Company

              Three Months Ended March 31, 2000 and 1999


                            Common Stock               Accum.  Earnings
                         -------------------  Other    Other   Reivested
                         Outstanding          Paid-In  Comp.   in the
$ in millions              Shares     Amount  Capital  Income  Business    Total
---------------------------------------------------------------------------------
2000:
Beginning balance         41,172,173   $0.4   $769.7   $13.6   $513.9   $1,297.6

 Net income                                                      56.1
 Unrealized gains, net
  of reclassification                                    8.2
  adjustments, after tax
Total comprehensive income                                                  64.3

Preferred stock dividends                                        (0.2)      (0.2)
Other                                            0.1    (0.1)                -
                          ------------------------------------------------------
Ending balance            41,172,173   $0.4    769.8   $21.7   $569.8   $1,361.7
                          ======================================================

1999:
Beginning balance         41,172,173   $0.4   $788.2   $33.6   $450.8   $1,273.0

 Net income                                                      71.8
 Unrealized gains, net
  of reclassification                                   (8.7)
  adjustments, after tax
 Total comprehensive income                                                 63.1

Common stock dividends                                          (81.9)     (81.9)
Preferred stock dividends                                        (0.2)      (0.2)
                          ------------------------------------------------------
Ending balance            41,172,173   $0.4   $788.2   $24.9   $440.5   $1,254.0
                          ======================================================


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1. The Dayton Power and Light Company ("the Company") has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10-K.

2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

     In the opinion of management, the information included in this Form 10-Q reflects all adjustments which are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3.   Business Segment Reporting

     The Company provides energy services to its customers within a 6,000 square mile territory. The Company sells and distributes electricity and natural gas to residential, commercial, industrial and governmental customers. As a result of legislation that will give electric utility customers a choice of energy providers starting January 1, 2001, the Company has begun aligning its business units. For purposes of the segment disclosure required by the FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company's results are classified in two reportable segments, electric and natural gas.

SEGMENT INFORMATION
                                              For the three months
                                                 ended March 31,
$ in millions                                    2000      1999
-------------------------------------------------------------------
                                                  $         $
ELECTRIC
--------
Revenues from external customers                259.5     260.4
Intersegment revenues                             -         0.6
Earnings before interest and taxes               95.9     101.8

NATURAL GAS
-----------
Revenues from external customers                101.5     102.5
Intersegment revenues                             0.5       0.8
Earnings before interest and taxes               20.3      23.8

TOTAL
-----
Revenues from external customers                361.0     362.9
Intersegment revenues                             0.5       1.4
Earnings before interest and taxes              116.2     125.6

Profit or Loss Reconciliation (a)
---------------------------------
Total earnings before interest and taxes        116.2     125.6
Unallocated corporate expenses                   (2.0)     (1.3)
Investment income                                 1.6      14.3
Other income and deductions                      (9.2)      2.1
Interest expense                                (18.5)    (24.4)
                                                -----     -----
  Income before income taxes                     88.1     116.3


(a) For categories not reconciled above, segment totals equal consolidated totals.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     2000      1999
                                                     ----      ----
Electric
--------
Sales (millions of kWh)--
  Residential                                       1,340     1,414
  Commercial                                          825       798
  Industrial                                        1,158     1,123
  Other                                               872       908
                                                  -------   -------
     Total                                          4,195     4,243

Revenues (thousands of $)--
  Residential                                     110,868   114,101
  Commercial                                       57,027    55,249
  Industrial                                       55,487    54,783
  Other                                            36,121    36,293
                                                  -------   -------
     Total                                        259,503   260,426

Other Electric Statistics--
  Average price per kWh-retail and
   wholesale customers (cents)                       6.11      6.04
  Fuel cost per net kWh generated (cents)            1.18      1.26
  Electric customers at end of period             496,142   491,840
  Average kWh use per residential customer          3,030     3,223
  Peak demand-maximum one hour
   use (MW), (net)                                  2,666     2,561

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     2000      1999
                                                     ----      ----
Gas
---
Sales (millions of MCF)--
  Residential                                      11,634    13,188
  Commercial                                        3,554     3,947
  Industrial                                        1,066     1,237
  Other                                               470       673
  Transportation gas delivered                      6,893     6,513
                                                  -------   -------
     Total                                         23,617    25,558

Revenues (thousands of $)--
  Residential                                      67,228    68,615
  Commercial                                       19,657    19,622
  Industrial                                        5,655     5,827
  Other                                             8,940     8,449
                                                  -------   -------
     Total                                        101,480   102,513

Other Gas Statistics--
  Average price per MCF-retail customers ($)         5.68      5.11
  Gas customers at end of period                  309,743   307,018

Degree Days (based on calendar month)--
  Heating                                           2,606     2,843
  Cooling                                               -         -

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

     The Company's earnings on common stock for the first quarter of 2000 were $55.9 million, down 22% from $71.6 million earned in the first quarter a year ago. The earnings reduction is primarily attributable to an increase in operation and maintenance expenses and a decrease in investment income. These were partially offset by decreased interest expense because of less debt and by lower income taxes.

Financial Condition
-------------------
     At March 31, 2000, the Company's cash and temporary cash investment balance was $52.1 million.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At March 31, 2000, DPL Inc. had no borrowings outstanding under these Credit Agreements. The Company has $75 million available in short-term informal lines of credit. At March 31, 2000, the Company had no borrowings outstanding under these informal lines and no commercial paper outstanding.

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

Results of Operations
---------------------
     Electric revenues decreased $0.9 million from the first quarter last year primarily due to a 5% decrease in residential sales partially offset by a 3% increase in business sales. Gas revenues decreased $1.0 million from the first quarter last year as a result of a 12% decrease in retail sales. The sales decreases were primarily attributable to warmer weather.

     Fuel and purchased power decreased $3.4 million from the first quarter last year primarily due to lower sales as a result of milder weather, which was partially offset by higher purchased power expense.

     Gas purchased for resale in the first quarter increased $1.7 million compared to the same quarter last year primarily because of higher gas costs.

     Operation and maintenance expense increased from last year by $8.3 million for the first quarter due primarily to increased compensation plan expenses.

     Depreciation and amortization increased $0.9 million from last year because of increased property investment.

     Investment income decreased $12.7 million from the first quarter of 1999 because of the transfer of the Company's ownership interests in the assets and liabilities of MVE, Inc. to Plaza Building Inc.
which is another wholly-owned subsidiary of DPL Inc.

     Interest expense decreased $5.9 million from last year primarily because of a reduction in First Mortgage Bonds.

     Income taxes decreased $12.5 million from last year because of lower taxable income caused by the factors discussed previously.

Issues and Financial Risks
--------------------------
     Responding to Ohio legislation regarding energy companies that became effective in October 1999, the Company is separating into various business units and evaluating each unit on a stand-alone basis.
Business units not complementing the Company's going-forward strategy may be divested. As a result of this evaluation process, the Company reached an agreement to sell its natural gas retail distribution business unit for $425 million. This all-cash sale of assets (book value approximating $250 million at December 31, 1999) is subject to regulatory approvals and is expected to close by the end of the second quarter, 2000. The after-tax proceeds from the sale will be used to continue the Company's planned generation strategy, to continue
DPL Inc.'s stock buy back program and to finance in part other business unit capital needs.

     The Compact Agreement between the Company and Local 175, Utility Workers of America, AFL-CIO expired on October 31, 1999. Management and Union Negotiations Committees are discussing provisions of a new agreement that will be responsive to the changes in business conditions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         ----------------------------------------------------------

     The carrying value of the Company's debt was $785 million at December 31, 1999, consisting of the Company's first mortgage bonds and guaranteed air quality development obligations, notes, commercial paper and lines of credit. The fair value of this debt was $776 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 1999.

                            Expected Maturity Date
                       -------------------------------------------------------
                                                         There-          Fair
                       2000   2001   2002   2003   2004  after   Total   Value
                       -------------------------------------------------------
Long-term Debt
--------------
Amount ($ in millions) $0.4   $0.4   $0.4   $0.4   $0.8  $660.8  $662.8 $651.4
Average rate           6.4%   6.4%   6.4%   6.4%   6.4%    7.4%    7.4%


     Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $125 million with a weighted cost for each quarter increased/decreased by 10%. As of March 31, 2000, the Comapny had no short-term outstanding. Therefore, the Company does not have any exposure to interest expense risk related to short-term debt.

     The fair value of available-for-sale securities was $98 million and $62 million at March 31, 2000 and December 31, 1999, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $10 million and $6 million at March 31, 2000 and December 31, 1999, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of March 31, 2000, there have been no other material changes in the above information since the end of the preceding fiscal year.

                     Part II.  Other Information

Item 5. Other Information.
        -----------------

Rate Regulation and Government Legislation
------------------------------------------

     On July 22, 1998, the Public Utilities Commission of Ohio
("PUCO") approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service related functions, effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO Staff which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. The Company submitted comments on the proposed rules on January 31, 2000. The PUCO issued the final rules on March 30, 2000 and April 6, 2000.

     In October 1999, legislation ("the Legislation") became effective in Ohio giving electric utility customers a choice of energy providers starting January 1, 2001. Under the Legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. As required by the Legislation, the Company filed its transition plan at the PUCO on December 20, 1999. In order to finalize the Company's specific requirements under the new Legislation, a hearing has been scheduled for June 5, 2000. The Company is unable to predict the outcome of the regulatory process which could have an impact on the Company's future financial position, earnings or cash flows.

     On March 10, 2000, Ohio Governor Robert Taft reappointed
Commissioner Ronda H. Fergus to a five-year term with the PUCO that expires in April 2005.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (a)  The following exhibit is filed herewith:

           Exhibit No.         Description
           -----------         -----------------------
               27              Financial Data Schedule

      (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.



                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                THE DAYTON POWER AND LIGHT COMPANY
                                ----------------------------------
                                          (Registrant)




Date:        May 15, 2000          /s/Elizabeth M. McCarthy
             ------------          ------------------------
                                   Elizabeth M. McCarthy
                                   Vice President and Chief
                                   Accounting Officer




Date:        May 15, 2000          /s/Stephen F. Koziar, Jr.
             ------------          -------------------------
                                   Stephen F. Koziar, Jr.
                                   Group Vice President and
                                   Secretary