Form 10-Q
period 2000-06-30
DAYTON POWER & LIGHT CO
filed 2000-08-14
CIK 27430

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                 41,172,173 Shares
--------------------------------       ------------------------------
    (Title of each class)              (Outstanding at June 30, 2000)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                  The Dayton Power and Light Company



                                        Three Months Ended   Six Months Ended
                                              June 30            June 30
                                        ------------------   ----------------
                                           2000     1999       2000     1999
                                           ----     ----       ----     ----
                                            --millions--       --millions--
Revenues
--------
Utility Service Revenues--
  Electric                               $262.8   $248.2     $522.3   $508.6
  Gas                                      31.1     29.0      132.6    131.5
                                         ------   ------     ------   ------
     Total Utility Service Revenues       293.9    277.2      654.9    640.1

Expenses
--------
Fuel and purchased power                   67.1     60.9      124.9    122.1
Gas purchased for resale                   17.5     14.2       85.2     80.2
Operation and maintenance                  49.8     48.9       96.3     85.6
Depreciation and amortization              34.4     32.1       67.9     64.7
Amortization of regulatory assets, net      6.3      5.9       13.2     12.3
General taxes                              31.3     34.1       65.7     68.3
                                         ------   ------     ------   ------
     Total Expenses                       206.4    196.1      453.2    433.2
                                         ------   ------     ------   ------
Operating Income                           87.5     81.1      201.7    206.9

Other Income (Deductions)
-------------------------
Investment income                           2.7      2.7        4.4     16.9
Other income (deductions)                  (0.9)    (4.4)     (10.2)    (3.7)
Interest expense                          (15.8)   (21.2)     (34.3)   (45.6)
                                         ------   ------     ------   ------
Income Before Income Taxes                 73.5     58.2      161.6    174.5

Income taxes                               26.4     21.3       58.4     65.8
                                         ------   ------     ------   ------
Net Income                                 47.1     36.9      103.2    108.7

Preferred dividends                         0.2      0.2        0.4      0.4
                                         ------   ------     ------   ------
Earnings on Common Stock                 $ 46.9   $ 36.7     $102.8   $108.3
                                         ======   ======     ======   ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                  The Dayton Power and Light Company


                                                     Six Months Ended
                                                         June 30
                                                     ----------------
                                                      2000      1999
                                                      ----      ----
                                                       --millions--
Operating Activities
--------------------
Cash received from utility customers                $681.4    $647.8
Other operating cash receipts                         10.8       9.5
Cash paid for:
  Fuel and purchased power                          (116.5)   (116.7)
  Purchased gas                                      (74.2)    (88.2)
  Operation and maintenance labor                    (41.7)    (38.4)
  Nonlabor operating expenditures                   (108.9)    (59.0)
  Interest                                           (32.1)    (46.7)
  Income taxes                                       (63.7)    (57.1)
  Property, excise and payroll taxes                 (83.0)    (77.9)
                                                    ------    ------
Net cash provided by operating activities            172.1     173.3

Investing Activities
--------------------
Capital expenditures                                 (50.7)    (42.3)
Purchases of available-for-sale financial assets       -      (111.6)
Sales of available-for-sale financial assets           -        51.5
                                                    ------    ------
Net cash used for investing activities               (50.7)   (102.4)

Financing Activities
--------------------
Dividends paid on common stock                      (102.5)    (55.8)
Retirement of short-term debt                       (111.1)    (12.9)
Parent company capital contribution                    -       245.0
Retirement of long-term debt                          (0.4)   (237.6)
Dividends paid on preferred stock                     (0.4)     (0.4)
                                                    ------    ------
Net cash used for financing activities              (214.4)    (61.7)

Cash and temporary cash investments--
-----------------------------------
Net change                                           (93.0)      9.2
Balance at beginning of period                        95.5       1.9
                                                    ------    ------
Balance at end of period                            $  2.5    $ 11.1
                                                    ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                  The Dayton Power and Light Company



                                                     At           At
                                                  June 30,    December 31,
                                                    2000         1999
                                                  --------    ------------
                                                       --millions--

ASSETS
------
Property
--------
Electric property                                $3,427.8      $3,384.1
Gas property                                        333.3         330.6
Other property                                       61.4          58.9
                                                 --------      --------
  Total property                                  3,822.5       3,773.6

Less--
  Accumulated depreciation and amortization      (1,669.6)     (1,602.6)
                                                 --------      --------
     Net property                                 2,152.9       2,171.0
                                                 --------      --------
Current Assets
--------------
Cash and temporary cash investments                   2.5          95.5
Accounts receivable, less provision for
 uncollectible accounts of $2.3 and $4.3,
 respectively                                       181.2         206.6
Inventories, at average cost                         64.3          92.9
Taxes applicable to subsequent years                 72.6          94.6
Other                                                46.8          66.9
                                                 --------      --------
  Total current assets                              367.4         556.5
                                                 --------      --------
Other Assets
------------
Income taxes recoverable through future revenues    162.6         168.5
Other regulatory assets                              38.1          53.3
Other assets                                        219.0         204.2
                                                 --------      --------
  Total other assets                                419.7         426.0
                                                 --------      --------
Total Assets                                     $2,940.0      $3,153.5
                                                 ========      ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                   The Dayton Power and Light Company



                                                   At           At
                                                June 30,    December 31,
                                                  2000         1999
                                                --------    ------------
                                                     --millions--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholder's equity--
  Common stock                                $    0.4     $    0.4
  Other paid-in capital                          769.8        769.7
  Accumulated other comprehensive income          20.3         13.6
  Earnings reinvested in the business            514.2        513.9
                                              --------     --------
     Total common shareholder's equity         1,304.7      1,297.6

Preferred stock                                   22.9         22.9
Long-term debt                                   660.9        661.2
                                              --------     --------
     Total capitalization                      1,988.5      1,981.7
                                              --------     --------
Current Liabilities
-------------------
Accounts payable                                  76.5        126.2
Accrued taxes                                    107.4        164.2
Accrued interest                                  19.8         19.7
Short-term debt                                   12.0        123.1
Current deferred income tax                       30.2          9.9
Other                                             25.1         51.0
                                              --------     --------
     Total current liabilities                   271.0        494.1
                                              --------     --------
Deferred Credits and Other
--------------------------
Deferred taxes                                   441.5        453.9
Unamortized investment tax credit                 64.8         66.3
Deferred compensation                            101.2         97.2
Other                                             73.0         60.3
                                              --------     --------
     Total deferred credits and other            680.5        677.7
                                              --------     --------
Total Capitalization and Liabilities          $2,940.0     $3,153.5
                                              ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                  The Dayton Power and Light Company

                Six Months Ended June 30, 2000 and 1999


                             Common Shares               Accum.  Earnings
                          -------------------  Other     Other   Reinvested
                          Outstanding          Paid-In   Comp.   in the
$ in millions               Shares     Amount  Capital   Income  Business   Total
-----------------------------------------------------------------------------------
2000:
Beginning balance          41,172,173   $0.4   $  769.7   $13.6  $513.9   $1,297.6

Net income                                                        103.2
Unrealized gains, net
 of reclassification
 adjustments, after tax                                     6.7
Total comprehensive income                                                   109.9
Common stock dividends                                           (102.5)    (102.5)
Preferred stock dividends                                          (0.4)      (0.4)
Other                                               0.1                        0.1
----------------------------------------------------------------------------------
Ending balance             41,172,173   $0.4   $  769.8   $20.3  $514.2   $1,304.7
==================================================================================

1999:
Beginning balance          41,172,173   $0.4   $  788.2   $33.6  $450.8   $1,273.0

Net income                                                        108.7
Unrealized gains,net
 of reclassification
 adjustments, after tax                                     3.2
Total comprehensive income                                                   111.9
Common stock dividends                                            (81.9)     (81.9)
Preferred stock dividends                                          (0.4)      (0.4)
Parent company capital
 contribution                                     245.0                      245.0
Other                                               0.1            (0.1)
----------------------------------------------------------------------------------
Ending balance             41,172,173   $0.4   $1,033.3   $36.8  $477.1   $1,547.6
==================================================================================



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

             Notes to Consolidated Financial Statements


1. The Dayton Power and Light Company ("the Company") has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual
Report on Form 10-K.

2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

     In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. Costs associated with all planned major repair and maintenance activities, primarily power plant outages, are recognized at the time the work is performed. Outage costs include labor, materials and supplies, and outside services required to maintain company equipment and facilities. These costs are either capitalized or expensed based on Company defined criteria, identifying specific units of property to be capitalized.

4.   Business Segment Reporting

     The Company provides energy services to its customers within a 6,000 square mile territory. The Company sells and distributes electricity and natural gas to residential, commercial, industrial and governmental customers. As a result of legislation that will give electric utility customers a choice of energy providers starting January 1, 2001, the Company has begun aligning its business units. For purposes of the segment disclosure required by the FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company's results are classified into two segments, electric and natural gas.

SEGMENT INFORMATION
                                    For the three months   For the six months
                                        ended June 30,       ended June 30,
                                    --------------------   ------------------
$ in millions                         2000      1999         2000      1999
-----------------------------------------------------------------------------
                                       $         $            $         $

ELECTRIC
--------
Revenues from external customers     262.8     248.2        522.3     508.6
Intersegment revenues                  -         0.6          -         1.3
Earnings before interest and taxes    93.4      79.3        189.3     181.1


NATURAL GAS
-----------
Revenues from external customers      31.1      29.0        132.6     131.5
Intersegment revenues                  0.7       1.0          1.2       1.8
Earnings before interest and taxes     -         2.8         20.2      26.6


TOTAL
-----
Revenues from external customers     293.9     277.2        654.9     640.1
Intersegment revenues                  0.7       1.6          1.2       3.1
Earnings before interest and taxes    93.4      82.1        209.5     207.7


Profit or Loss Reconciliation (a)
---------------------------------
Total earnings before interest
 and taxes                            93.4      82.1        209.5     207.7
Unallocated corporate expenses        (5.9)     (1.0)        (7.8)     (0.8)
Investment income                      2.7       2.7          4.4      16.9
Other income and deductions           (0.9)     (4.4)       (10.2)     (3.7)
Interest expense                     (15.8)    (21.2)       (34.3)    (45.6)
                                     -----     -----        -----     -----
  Income before income taxes          73.5      58.2        161.6     174.5


(a) For categories not reconciled above, segment totals equal consolidated totals.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                          Three Months Ended  Six Months Ended
                                               June 30            June 30
                                           ------------------ ----------------
                                             2000     1999       2000     1999
                                             ----     ----       ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                               1,008      943      2,348    2,357
  Commercial                                  881      852      1,706    1,650
  Industrial                                1,265    1,316      2,423    2,439
  Other                                     1,087      936      1,959    1,844
                                          -------  -------    -------  -------
     Total                                  4,241    4,047      8,436    8,290

Revenues (thousands of dollars)--
  Residential                              92,406   87,960    203,274  202,061
  Commercial                               60,902   59,479    117,929  114,728
  Industrial                               61,537   62,928    117,024  117,711
  Other                                    47,961   37,831     84,082   74,124
                                          -------  -------    -------  -------
     Total                                262,806  248,198    522,309  508,624

Other Electric Statistics--
 Average price per kWh-retail and
  wholesale customers (cents)                6.11     6.05       6.11     6.05
 Fuel cost per net kWh generated (cents)     1.18     1.28       1.18     1.27
 Electric customers at end of period      496,559  491,568    496,559  491,568
 Average kWh use per residential customer   2,279    2,150      5,307    5,373
 Peak demand-maximum one hour
  use (MW), (net)                           2,717    2,968      2,717    2,968

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                         Three Months Ended   Six Months Ended
                                              June 30              June 30
                                         ------------------   ----------------
                                           2000     1999        2000     1999
                                           ----     ----        ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                             3,035    2,474      14,669   15,662
  Commercial                                859      918       4,413    4,865
  Industrial                                534      233       1,600    1,470
  Other                                     141      143         611      816
  Transportation gas delivered            4,141    3,806      11,034   10,319
                                        -------  -------     -------  -------
     Total                                8,710    7,574      32,327   33,132

Revenues (thousands of dollars)--
  Residential                            19,379   17,281      86,607   85,896
  Commercial                              5,100    5,053      24,757   24,675
  Industrial                              2,503    1,218       8,158    7,045
  Other                                   4,161    5,466      13,101   13,915
                                        -------  -------     -------  -------
     Total                               31,143   29,018     132,623  131,531

Other Gas Statistics--
 Average price per MCF-retail              6.08     6.44        5.77     5.33
  customers (dollars)
 Gas customers at end of period         309,486  305,145     309,486  305,145

Degree Days (based on calendar month)--

  Heating                                   522      455       3,128    3,298
  Cooling                                   285      313         285      313

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

     The Company's earnings on common stock for the second quarter of 2000 were $46.9 million, up 28% from $36.7 million earned in the second quarter a year ago. Earnings were $102.8 million year-to-date, 5% lower than the earnings of $108.3 million for the same period in 1999.

     The earnings increase compared to the second quarter of last year is primarily attributable to increased revenue and decreased general taxes and interest expense, partially offset by increased depreciation expense and higher income taxes. The earnings reduction for the first half of 2000 compared to last year is primarily due to increased operation and maintenance expenses and decreased investment income, partially offset by increased revenues.

Financial Condition
-------------------
     At June 30, 2000, the Company's cash and temporary cash investment balance was $2.5 million.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At June 30, 2000, DPL Inc. had no borrowings outstanding under these Credit Agreements. DPL Inc. also has $15 million available in a short-term informal line of credit. At June 30, 2000, DPL Inc. had no borrowings outstanding from this line. The Company has $75 million available in short-term informal lines of credit. At June 30, 2000, the Company had no borrowings outstanding under these informal lines and $12 million in commercial paper outstanding.

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

Results of Operations
---------------------
     Electric revenues increased $14.6 million and $13.7 million over last year's second quarter and year-to-date periods, respectively, primarily due to higher sales to retail customers and to other utilities. Gas revenues increased $2.1 million from the second quarter last year primarily due to higher sales to residential customers as the result of cooler weather in the second quarter. For year-to-date compared to last year, gas revenues increased $1.1 million primarily due to the impact of higher gas cost recovery factors on revenue, partially offset by lower sales attributable to warmer weather in the first quarter.

     Fuel and purchased power increased $6.2 million and $2.8 million over the second quarter and year-to-date 1999 periods, respectively, primarily due to higher purchased power expense because of additional planned power plant outages for maintenance.

     Gas purchased for resale in the second quarter increased $3.3 million compared to the same quarter last year primarily because of a 21% increase in retail sales coupled with higher gas costs. For year-to-date compared to last year, gas purchased for resale increased
$5.0 million primarily due to higher gas costs.

     Operation and maintenance expense increased $0.9 million from the second quarter last year primarily due to increased planned power plant maintenance. For year-to-date, operation and maintenance expense increased $10.7 million over the same period a year ago primarily due to increased power production costs, uncollectible expense, insurance costs, and compensation plan expenses.

     Depreciation and amortization increased $2.3 million and $3.2 million over the second quarter and year-to-date a year ago, respectively, primarily because of increased property investment.

     General taxes decreased $2.8 million from second quarter last year and $2.6 million from year-to-date 1999, primarily due to recognition of the Ohio Public Utility Excise Tax coal credit.

     As a result of moving the financial assets from the Company to DPL Inc. investment income decreased $12.5 million for year-to-date compared to 1999. Other deductions decreased $3.5 million from the second quarter a year ago primarily because of that transfer and increased $6.5 million from year-to-date last year primarily because of investment monitoring fees, compensation expense and lower non-utility net revenue.

     Interest expense decreased $5.4 million from the second quarter of 1999 and $11.3 million from year-to-date 1999 primarily because of a reduction in first mortgage bonds.

     Income taxes increased $5.1 million for the second quarter of 1999 because of higher taxable income in the quarter and decreased $7.4 million from year-to-date 1999 because of lower taxable income year-to-date.

Issues and Financial Risks
--------------------------
     Previously expected during the second quarter, the Company now expects the sale of its natural gas retail distribution business to be completed in the second half of the year, pending final approvals. To date, both the Department of Justice and the Public Utilities Commission of Ohio ("PUCO") have given their approvals. SEC approval of the Vectren structure is pending and is expected to be received by year-end.

     The Compact Agreement between the Company and Local 175, Utility Workers of America, AFL-CIO expired on October 31, 1999. Management and Union Negotiations Committees have been discussing provisions of a new agreement that would be responsive to the changes in business conditions resulting from the Ohio legislation regarding energy companies. On May 22, 2000, the Company implemented the provisions of its final offer for a new labor agreement.

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

                          Expected Maturity Date
                      --------------------------------  There-          Fair
                      2000   2001   2002   2003   2004  after   Total   Value
                      --------------------------------------------------------
Long-term Debt
--------------
Amount($ in millions) $0.4   $0.4   $0.4   $0.4   $0.4  $660.8  $662.8  $651.4
Average rate          6.4%   6.4%   6.4%   6.4%   6.4%    7.4%    7.4%

     Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $125 million with a weighted average interest rate of 5.9% at December 31, 1999. The carrying value and fair value of short-term debt has been reduced to $12 million as of June 30, 2000. The interest expense risk related to short-term debt at December 31, 1999 was estimated to be approximately an increase/decrease of $0.5 million if the weighted average cost for each quarter increased/decreased by 10%. With the reduction in short-term debt in the second quarter 2000, the interest expense risk has become negligible.

     The fair value of available-for-sale securities was $122 million and $62 million at June 30, 2000 and December 31, 1999, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $12 million and $6 million at June 30, 2000 and December 31, 1999, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of June 30, 2000, there have been no other material changes in the above information since the end of the preceding fiscal year.

                      Part II.  Other Information

Item 5. Other Information.
        ------------------

Rate Regulation and Government Legislation
------------------------------------------

     In October 1999, legislation became effective in Ohio that will give electric utility customers a choice of energy providers starting January 1, 2001. Under the legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. As required by the legislation, the Company filed its transition plan at the PUCO on December 20, 1999. The review and hearing process was completed with the PUCO on June 21, 2000, with the Company reaching agreement with major groups participating in the filing, including the Staff of the PUCO. Final PUCO approval of the plan is expected in the third quarter of 2000.

     The plan, which begins in January, provides a three-year transition period ending December 31, 2003, at which time the Company's generation business unit will be exempt from state regulation. The plan also provides the organizational and financial flexibility for the Company to continue its corporate realignment initiatives. The Company has functionally separated its generation, transmission, and distribution business units and has announced the sale of its natural gas retail distribution operations. The Company has received approval from the Department of Justice and the PUCO for the sale of the gas business and the transfer of assets. SEC approval is expected by the end of 2000.

     The following groups have signed the transition plan agreement:
The Staff of the PUCO; The Office of the Ohio Consumers' Counsel; The Ohio Manufacturers' Association; Industrial Energy Users - Ohio; Ohio Council of Retail Merchants; American Municipal Power-Ohio; WPS Energy Services, Inc.; Exelon Energy; The Association for Hospitals and Health Systems, the Ohio Hospital Association; New Energy Midwest, L.L.C.; Columbia Energy Services Corporation; Columbia Energy Power Marketing Corporation; Strategic Energy, L.L.C.; Supporting Council of Preventative Effort (SCOPE); Montgomery County Prosecutors' Office; Ohio Department of Development; Ohio Partners for Affordable Energy; Buckeye Power, Inc.; and Ohio Rural Electric Cooperatives, Inc.

Environmental Considerations
----------------------------

     In June 2000, the Unites States Environmental Protection Agency ("EPA") issues to J.M. Stuart Station a Notice of Violation ("NOV") for alleged violations of the Clean Air Act. The NOV contained allegations consistent with NOV's and complaints that the EPA has recently brought against numerous other coal-fired utilities in the Midwest. The Company will vigorously challenge the NOV. At this time, it is not possible to determine the outcome of this claim or the impact, if any, on the Company.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

     (a)  The following exhibit is filed herewith:

           Exhibit No.       Description
           -----------       -----------
               27            Financial Data Schedule

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.



                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DAYTON POWER AND LIGHT COMPANY
                             ----------------------------------
                                        (Registrant)




Date:   August 14, 2000      /s/ Elizabeth M. McCarthy
        ---------------      -------------------------
                             Elizabeth M. McCarthy
                             Vice President and Chief Accounting Officer




Date:   August 14, 2000      /s/ Stephen F. Koziar, Jr.
        ---------------      --------------------------
                             Stephen F. Koziar, Jr.
                             Group Vice President and Secretary