Form 10-Q
period 2000-09-30
DAYTON POWER & LIGHT CO
filed 2000-11-14
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 1-2385
                                                 ------

                       THE DAYTON POWER AND LIGHT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                      31-0258470
----------------------------------           --------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                       COURTHOUSE PLAZA SOUTHWEST
                           DAYTON, OHIO 45402
-------------------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                             (937) 224-6000
-------------------------------------------------------------------------
          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  X             NO
                      -------            ------

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value               41,172,173 Shares
---------------------------------------  --------------------------------------
          (Title of each class)             (Outstanding at September 30, 2000)

                       THE DAYTON POWER AND LIGHT COMPANY

                                      INDEX

                                                                                                                       PAGE NO.
                                                                                                                       --------

PART I.  FINANCIAL INFORMATION

           Item 1.    Financial Statements

                     Consolidated Statement of Results of Operations                                                       1

                     Consolidated Statement of Cash Flows                                                                  2

                     Consolidated Balance Sheet                                                                            3

                     Consolidated Statement of Shareholder's Equity                                                        5

                     Notes to Consolidated Financial Statements                                                            6

                     Operating Statistics                                                                                  8

           Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                               10

           Item 3.    Quantitative and Qualitative Disclosures about
                         Market Risk                                                                                      13


PART II.  OTHER INFORMATION

           Item 5.  Other Information                                                                                     14

           Item 6.  Exhibits and Reports on Form 8-K                                                                      15

           Signatures                                                                                                     16

                       THE DAYTON POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30             September 30
                                                           -------------------------------------------
                                                           2000         1999         2000         1999
                                                           ----         ----         ----         ----
REVENUES
Utility Service Revenues --
  Electric ......................................      $  303.9     $  304.1     $  826.2     $  812.7
  Gas ...........................................          33.2         15.7        165.9        147.2
                                                         ------       ------       ------       ------
             Total utility service revenues .....         337.1        319.8        992.1        959.9

EXPENSES
Fuel and purchased power ........................          75.5         84.6        201.0        207.4
Gas purchased for resale ........................          19.6          5.3        104.7         85.5
Operation and maintenance .......................          47.1         51.0        143.4        136.6
Depreciation and amortization ...................          32.8         32.4        100.7         97.1
Amortization of regulatory assets, net ..........           2.0           .5         14.7         12.1
General taxes ...................................          31.0         34.7         96.8        103.1
                                                         ------       ------       ------       ------
              Total expenses ....................         208.0        208.5        661.3        641.8
                                                         ------       ------       ------       ------

Operating Income ................................         129.1        111.3        330.8        318.1

OTHER INCOME (DEDUCTIONS)
Investment income ...............................           2.2          2.0          6.6         18.9
Other income (deductions) .......................          (6.2)          .8        (16.4)        (2.9)
Interest expense ................................         (20.7)       (19.8)       (55.0)       (65.3)
                                                         ------       ------       ------       ------

Income Before income taxes and Extraordinary Item         104.4         94.3        266.0        268.8

Income taxes ....................................          37.4         38.0         95.7        103.8
                                                         ------       ------       ------       ------

Income Before Extraordinary Item ................          67.0         56.3        170.3        165.0

Extraordinary item, net of taxes ................          41.4            -         41.4            -
                                                         ------       ------       ------       ------

Net Income ......................................          25.6         56.3        128.9        165.0

Preferred dividends .............................            .2           .2           .7           .7
                                                         ------       ------       ------       ------

Earnings on Common Stock ........................      $   25.4     $   56.1     $  128.2     $  164.3
                                                         ======       ======       ======       ======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                         Nine Months Ended
                                                           September 30
                                                   ----------------------------
                                                         2000           1999
                                                         ----           ----
OPERATING ACTIVITIES

Cash received from utility customers ...........      $  1,002.3     $  986.1
Other operating cash receipts ..................            16.8         19.5
Cash paid for:
      Fuel and purchased power .................          (197.2)      (208.2)
      Purchased gas ............................          (123.8)      (109.2)
      Operation and maintenance labor ..........           (60.1)       (58.0)
      Nonlabor operating expenditures ..........          (122.8)       (96.6)
      Interest .................................           (63.0)       (69.2)
      Income taxes .............................           (88.8)       (57.4)
      Property, excise and payroll taxes .......          (116.0)      (115.2)
                                                         --------       ------
Net Cash Provided by Operating Activities ......           247.4        291.8
                                                         --------       ------

INVESTING ACTIVITIES

Capital expenditures ...........................           (77.2)       (62.2)
Purchases of available-for-sale financial assets             -         (197.2)
Sales of available-for-sale financial assets ...             -           58.0
                                                          --------       ------

Net Cash Used for Investing Activities .........           (77.2)      (201.4)
                                                          --------       ------

FINANCING ACTIVITIES

Dividends paid on common stock .................          (189.6)       (55.8)
Retirement of short-term debt ..................           (73.3)       (38.6)
Parent company capital contribution ............             -          245.0
Retirement of long-term debt ...................             (.4)      (237.5)
Dividends paid on preferred stock ..............             (.7)         (.7)
                                                          --------       ------

Net Cash Used for Financing Activities .........          (264.0)       (87.6)
                                                          --------       ------

CASH AND TEMPORARY CASH INVESTMENTS--

Net change .....................................           (93.8)         2.8
Balance at beginning of period .................            95.5          1.9
                                                          --------       ------

Balance at end of period .......................      $      1.7     $    4.7
                                                          ========       ======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)

                                                                        At             At
                                                                   September 30,   December 31,
                                                                      2000            1999
                                                                   --------------------------
ASSETS

PROPERTY

Electric property ............................................      $  3,448.6     $  3,384.1
Gas property .................................................           336.3          330.6
Other property ...............................................            38.8           58.9
                                                                      --------       --------

      Total property .........................................         3,823.7        3,773.6

Less--
      Accumulated depreciation and amortization ..............        (1,688.7)      (1,602.6)
                                                                      --------       --------

           Net property ......................................         2,135.0        2,171.0
                                                                      --------       --------

CURRENT ASSETS

Cash and temporary cash investments ..........................             1.7           95.5
Accounts receivable, less provision for uncollectible accounts
      of $2.3 and $4.3, respectively .........................           192.0          206.6
Inventories, at average cost .................................            94.2           92.9
Prepaid taxes ................................................            12.9           94.6
Other ........................................................            47.7           66.9
                                                                      --------       --------

      Total current assets ...................................           348.5          556.5
                                                                      --------       --------

OTHER ASSETS

Deferred compensation plan ...................................           173.8          116.6
Income taxes recoverable through future revenues .............            28.8          168.5
Other regulatory assets ......................................           155.3           53.3
Other ........................................................            58.5           87.6
                                                                      --------       --------

      Total other assets .....................................           416.4          426.0
                                                                      --------       --------

Total Assets .................................................      $  2,899.9     $  3,153.5
                                                                      ========       ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (CONTINUED)

                                                        At              At
                                                   September 30,   December 31,
                                                     2000               1999
                                                     -----------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholder's equity--
      Common stock ...........................    $       .4    $       .4
      Other paid-in capital ..................         769.8         769.7
      Accumulated other comprehensive income..          33.2          13.6
      Earnings reinvested in the business ....         452.5         513.9
                                                    --------      --------

           Total common shareholders' equity..       1,255.9       1,297.6

Preferred stock ..............................          22.9          22.9
Long-term debt ...............................         661.6         661.2
                                                    --------      --------

           Total capitalization ..............       1,940.4       1,981.7
                                                    --------      --------

CURRENT LIABILITIES

Accounts payable .............................          82.0         126.2
Accrued taxes ................................         102.7         164.2
Accrued interest .............................           8.6          19.7
Short-term debt ..............................          49.7         123.1
Other ........................................          32.6          60.9
                                                    --------      --------

           Total current liabilities .........         275.6         494.1
                                                    --------      --------

DEFERRED CREDITS AND OTHER

Deferred taxes ...............................         428.6         453.9
Unamortized investment tax credit ............          64.0          66.3
Deferred compensation ........................         116.4          97.2
Other .......................................           74.9          60.3
                                                    --------      --------

           Total deferred credits and other..          683.9         677.7
                                                    --------      --------

Total Capitalization and Liabilities .........    $  2,899.9    $  3,153.5
                                                    ========      ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                        Common Stock                           Accumulated          Earnings
                                 --------------------------       Other           Other            Reinvested
                                  Outstanding                     Paid-In     Comprehensive         in the
$ in millions                      Shares         Amount         Capital          Income            Business           Total
----------------------------------------------- ------------ --------------- ------------------ ----------------- ----------------
2000:
   Beginning balance..........    41,172,173          $.4         $769.7            $13.6             $513.9           $1,297.6

   Net income.................                                                                         128.9
   Unrealized gains, net of
      reclassification
      adjustments, after tax..                                                       19.6
   Total comprehensive
       income.................                                                                                            148.5

   Common stock dividends.....                                                                        (189.6)            (189.6)
   Preferred stock dividends..                                                                           (.7)               (.7)
   Other......................                                        .1                                                     .1
                              ----------------- ------------ --------------- ------------------ ----------------- ----------------
   Ending balance.............    41,172,173          $.4         $769.8            $33.2             $452.5           $1,255.9
                              ================= ============ =============== ================== ================= ================

1999:
   Beginning balance..........    41,172,173          $.4         $788.2            $33.6             $450.8           $1,273.0

   Net income.................                                                                         165.0
   Unrealized gains, net of
      reclassification
      adjustments, after tax..                                                        (.5)
   Total comprehensive                                                                                                    164.5
     income...................

   Common stock dividends.....                                                                         (81.9)             (81.9)
   Preferred stock dividends..                                                                           (.7)               (.7)
   Parent company capital
      contribution............                                     245.0                                                  245.0
   Other......................                                        .1                                                     .1
                              ----------------- ------------ --------------- ------------------ ----------------- ----------------
   Ending balance.............    41,172,173          $.4       $1,033.3            $33.1             $533.2           $1,600.0
                              ================= ============ =============== ================== ================= ================

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Dayton Power and Light Company ("DP&L" or "the Company") is a wholly owned subsidiary of DPL Inc. DP&L has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10-K.

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

4. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply Statement No. 133. The effective date of Statement No. 133 is the fiscal year beginning after June 15, 2000. Accordingly, the Company will adopt Statement No. 133 at the beginning of fiscal year 2001. Implementation of this statement is not expected to have a material impact on the Company's financial position or results of operations.

5. DP&L received approval from the Public Utilities Commission of Ohio (PUCO) for its customer transition plan during the month of September 2000. The plan, which begins in January 2001, provides a three-year transition period (the market development period) ending December 31, 2003, at which time the Company's generation business unit will be fully merchant. The plan, as approved, provides for the recovery of DP&L's transition costs, including generation-related regulatory assets, during the market development period. Based on the Company's assessment of recoveries of regulatory assets during the market development period and actual generation-related regulatory assets, a write-off of $63.7 million before tax benefits ($41.4 million net of taxes) was recorded in the third quarter of 2000 as an extraordinary item in accordance with FASB Statement No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71." The assessment of the impact of the plan was based on assumptions for sales levels during the market development period.

6. The reconciliation of segment profit to DP&L's consolidated income before income taxes and extraordinary item is as follows:

SEGMENT INFORMATION                                     For the three months                      For the nine months
                                                        ended September 30,                       ended September 30,
$ in millions                                         2000                 1999                 2000                1999
----------------------------------------------------------------- -------------------- ------------------- --------------------

ELECTRIC
Revenues from external customers                     $303.9               $304.1               $826.2              $812.7
Intersegment revenues                                     -                   .6                    -                 1.9
Earnings before interest, taxes, and
   extraordinary item                                 128.4                113.4                317.7               294.5

NATURAL GAS
Revenues from external customers                       33.3                 15.7                165.9               147.2
Intersegment revenues                                    .6                  1.8                  1.8                 3.6
Earnings before interest, taxes, and
   extraordinary item                                   2.8                 (1.6)                23.0                25.0

TOTAL
Revenues from external customers                      337.2                319.8                992.1               959.9
Intersegment revenues                                    .6                  2.4                  1.8                 5.5
Earnings before interest, taxes, and
   extraordinary item                                 131.2                111.8                340.7               319.5

PROFIT OR LOSS RECONCILIATION (a)
Total earnings before interest, taxes, and
   extraordinary item                                 131.2                111.8                340.7               319.5
Unallocated corporate expenses                         (2.1)                 (.5)                (9.9)               (1.4)
Investment income                                       2.2                  2.0                  6.6                18.9
Other income and deductions                            (6.2)                  .8                (16.4)               (2.9)
Interest expense                                      (20.7)               (19.8)               (55.0)              (65.3)
                                              ------------------- -------------------- ------------------- --------------------
Income before income taxes and
   extraordinary item                                $104.4              $  94.3               $266.0              $268.8
                                              =================== ==================== =================== ====================

(a) For categories not reconciled above, segment totals equal consolidated totals.

                       THE DAYTON POWER AND LIGHT COMPANY

                              OPERATING STATISTICS

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30                        September 30
                                                          --------------------------   ---------------------------
                                                          2000             1999              2000             1999
                                                          ----             ----              ----             ----
ELECTRIC

Sales (millions of kWh)--
      Residential....................................     1,218            1,309             3,566            3,666
      Commercial.....................................       931              927             2,637            2,577
      Industrial.....................................     1,254            1,272             3,676            3,712
      Other                                               1,307            1,084             3,267            2,927
                                                      ---------         --------         ---------        ---------
           Total.....................................     4,710            4,592            13,146           12,882

Revenues (thousands of dollars)--
      Residential....................................  $110,412         $116,756          $313,685         $318,817
      Commercial.....................................    62,451           61,460           180,380          176,188
      Industrial.....................................    60,886           68,208           177,910          185,919
      Other                                              70,179           57,684           154,261          131,808
                                                       --------         --------           -------          -------
           Total.....................................  $303,928         $304,108          $826,236         $812,732

Other Electric Statistics--
      Average price per kWh - Retail (cents).........      6.75             6.70              6.89             6.73
      Average price per kWh - Wholesale (cents)......      4.77             3.76              4.71             3.36
      Fuel cost per net kWh generated (cents)........      1.13             1.29              1.16             1.27
      Electric customers at end of period............   497,000          491,941           497,000          491,941
      Average kWh use per residential customer.......     2,750            2,982             8,057            8,356
      Peak demand-maximum one hour use (MW), (net)...     2,866            3,130             2,866            3,130


NOTE: Sales and revenue numbers include electric peaking generation capacity sales.

                       THE DAYTON POWER AND LIGHT COMPANY

                              OPERATING STATISTICS
                                   (CONTINUED)

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30                       September 30
                                                               -----------------------          ------------------------
                                                                2000             1999              2000             1999
                                                                ----             ----              ----             ----
GAS

Sales (millions of MCF)--
      Residential.........................................      2,401            1,029            17,071           16,691
      Commercial..........................................        985              525             5,398            5,390
      Industrial..........................................        250              235             1,849            1,705
      Other                                                       125               36               737              852
      Transportation gas delivered........................      3,478            3,549            14,511           13,868
                                                                -----            -----            ------           ------
           Total..........................................      7,239            5,374            39,566           38,506

Revenues (thousands of dollars)--
      Residential.........................................  $  21,197        $   8,163          $107,804        $  94,059
      Commercial..........................................      7,160            2,932            31,917           27,607
      Industrial..........................................      1,693            1,142             9,852            8,187
      Other                                                     3,188            3,448            16,289           17,363
                                                                -----            -----            ------           ------
           Total..........................................  $  33,238        $  15,685          $165,862         $147,216

Other Gas Statistics--
      Average price per MCF--retail customers (dollars)...  $    8.22        $    6.81          $   6.14        $    5.44
      Gas customers at end of period......................    309,186          304,818           309,186          304,818

Degree Days (based on calendar month)--
      Heating.............................................        120               83             3,248            3,381
      Cooling.............................................        521              738               806            1,051

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

     The Company's earnings before income taxes and extraordinary item for the third quarter of 2000 was $67.0 million, up 19% from $56.3 million earned in the third quarter a year ago. Year-to-date earnings before income taxes and extraordinary item was $170.3, up 3% from $165.0 million earned in the same period in 1999.

     The earnings increase compared to the third quarter of last year is primarily attributable to higher electric and gas operating margins, partially offset by an increase in other deductions. The earnings increase for the year-to-date period is primarily due to increased electric operating margins and lower interest expense, partially offset by a decrease in investment income and an increase in other deductions.

FINANCIAL CONDITION

     DP&L completed the sale of its natural gas retail distribution assets and certain liabiities on October 31, 2000 to Vectren Energy Delivery of Ohio, Inc. and Indiana Gas Company, Inc. as tenants-in-common ("Vectren") for approximately $463 million. The sale was completed in accordance with the terms of the related Asset Purchase Agreement dated December 14, 1999. The transaction was valued pursuant to an arms-length negotiation between DP&L and Vectren. The purchase price was paid in cash and is subject to adjustment based upon the finalization of the closing balance sheet in accordance with the provisions of the Asset Purchase Agreement. Management believes any such adjustment will not be material. DPL Inc. will invest the after-tax proceeds from the sale to continue its regional merchant generation expansion, continue its common share repurchase program, and reduce outstanding short-term debt.

     DP&L and Vectren also entered into a continuing agreement whereby DP&L will provide transitional support to Vectren in the areas of meter reading, billing, cash receipts, collections, customer deposits, telecommunication services, and other miscellaneous services for a predetermined fee.

     At September 30, 2000, the Company's cash and temporary cash investment balance was $1.7 million.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At September 30, 2000, DPL Inc. had no borrowings outstanding under these Credit Agreements. DPL Inc. and its subsidiaries also have $15 million available in a short-term informal line of credit. At September 30, 2000, DPL Inc. had no borrowings outstanding from this line. The Company has $75 million available in short-term informal lines of credit. At September 30, 2000, the Company had no borrowings outstanding under these informal lines and $49.7 million in commercial paper outstanding.

     DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2000-2004.

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

RESULTS OF OPERATIONS

     Electric revenues were essentially flat compared to the third quarter of 1999 as increases in wholesale revenues were offset by a decrease in retail revenues. Electric revenues for the year-to-date period were $13.5 million higher due to higher wholesale sales, partially offset by lower retail revenues. Gas revenues increased $17.6 million from the third quarter last year primarily due to the impact of higher gas cost recovery factors on revenues, plus higher sales to residential customers as the result of cooler weather in the third quarter. For year-to-date compared to last year, gas revenues increased $18.7 million primarily due to the impact of higher gas cost recovery factors on revenue, partially offset by lower sales attributable to warmer weather in the first quarter.

     Fuel and purchased power decreased $9.1 million and $6.4 million compared to the third quarter and year-to-date 1999 periods, respectively, primarily due to the impact of more efficient plant operations, along with lower peak demand levels, which reduced purchased power costs.

     Gas purchased for resale in the third quarter increased $14.3 million compared to the same quarter last year primarily due to the increases in gas costs and retail gas sales. For year-to-date compared to last year, gas purchased for resale increased $19.2 million primarily due to higher gas costs.

     Operation and maintenance expense decreased $3.9 million compared to the third quarter of last year primarily due to lower power production and service costs. For year-to-date, operation and maintenance expense increased $6.8 million over the same period a year ago primarily due to increased uncollectible receivable expense, employee benefit costs, insurance costs, and power production costs.

     Depreciation and amortization increased $1.9 million and $6.2 million over the third quarter and year-to-date a year ago, respectively, primarily due to increased property investment and the amortization of regulatory deferrals related to fuel expense.

     General taxes decreased $3.6 million from third quarter last year and $6.3 million from year-to-date 1999, primarily due to lower taxes resulting from property tax adjustments for air and water quality expenditures, coupled with the timing and recognition of credits received related to the Ohio Public Utility Excise Tax.

     Due to the November 1999 transfer of the Company's ownership interest in the assets and liabilities of MVE, Inc. to Plaza Building, Inc., which is another wholly-owned subsidiary of DPL Inc., other income decreased $7.0 million for the third quarter compared to 1999 and investment income decreased $12.3 million compared to year-to-date 1999. Other deductions increased $13.5 million from year-to-date last year primarily due to increased costs associated with the elimination of certain compensation programs.

     Interest expense increased $.9 million from the third quarter of 1999 primarily due to an increase in short-term interest rates. Interest expense decreased $10.3 million for the year-to-date period primarily due to a reduction in first mortgage bonds, partially offset by an increase in short-term interest rates.

     Income taxes decreased $.6 million compared to the third quarter of 1999 due to book to tax timing differences, partially offset by an increase in taxable income. Income taxes decreased $8.1 million compared to year-to-date 1999 due to lower taxable income coupled with book/tax timing differences.

     Third quarter and year-to-date results for 2000 include an extraordinary charge of $41.4 million for unrecoverable generation-related regulatory assets associated with the discontinuance of regulatory accounting for the generation business (see Note 5 to the Consolidated Financial Statements).

OTHER MATTERS

     DP&L received approval from the PUCO for its customer transition plan during the month of September 2000. The plan, which begins in January 2001, provides a three-year transition period (the market development period) ending December 31, 2003, at which time the Company's generation business unit will be fully merchant.

     On August 15, 2000, DPL Inc. announced that members of Local 175 Utility Workers Union of America approved a six-year labor agreement with the Company. The package includes 3.25% wage increases each year for the next six years, additional medical and retirement benefits, and employment security through 2005.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                             Expected Maturity Date
                             ----------------------
                        2000         2001         2002         2003         2004       Thereafter       Total       Fair Value
                        ------------------------------------------------------------------------------------------------------
Long-term Debt
  Amount ($ in millions) $.4          $.4         $.4           $.4          $.4          $660.8          $662.8       $651.4
  Average rate           6.4%         6.4%        6.4%          6.4%         6.4%            7.4%            7.4%

     Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $125 million with a weighted average interest rate of 5.9% at December 31, 1999. The carrying value and fair value of short-term debt has been reduced to $49.7 million as of September 30, 2000. The interest expense risk related to short-term debt at December 31, 1999 was estimated to be approximately an increase/decrease of $.5 million if the weighted average cost for each quarter increased/decreased by 10%. Given the reduction in short-term debt from year-end 1999 to the third quarter 2000, the interest expense risk has become negligible.

     The fair value of available-for-sale securities was $126 million and $62 million at September 30, 2000 and December 31, 1999, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $13 million and $6 million at September 30, 2000 and December 31, 1999, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of September 30, 2000, there have been no other material changes in the above information since the end of the preceding fiscal year.

                           PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION.

RATE REGULATION AND GOVERNMENT LEGISLATION

     In October 1999, legislation became effective in Ohio that will give electric utility customers a choice of energy providers starting January 1, 2001. Under the legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. As required by the legislation, the Company filed its transition plan at the PUCO on December 20, 1999. The review and hearing process was completed with the PUCO on June 21, 2000, with the Company reaching agreement with major groups participating in the filing, including the Staff of the PUCO. The Company received PUCO approval of its plan on September 21, 2000.

     The plan, which begins in January 2001, provides a three-year transition period ending December 31, 2003, at which time the Company's generation business unit will be fully merchant. The plan also provides the organizational and financial flexibility for the Company to continue its corporate realignment initiatives. The Company has functionally separated its generation, transmission, and distribution business units and completed the sale of its natural gas retail distribution operations to Vectren Energy Delivery of Ohio, Inc. and Indiana Gas Company, Inc. as tenants-in-common on October 5, 2000 for $463 million in cash.

ENVIRONMENTAL CONSIDERATIONS

     The Company and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them Potentially Responsible Parties ("PRP's") for clean up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. The Company has not joined the PRP group formed for the site because the available information does not demonstrate that the Company contributed wastes to the site.

     The PRP group recently brought an action against the Company and numerous other parties alleging that the Company and the others are PRP's that should be liable for a portion of clean-up costs at the site. The Company will vigorously challenge this action. The final resolution is not expected to have a material effect on the Company's financial position, earnings or cash flow.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     The following exhibit is filed herewith:

                 Exhibit No.            Description
               --------------         -------------------
                     2                  Copy of Asset Purchase Agreement, dated
                                        December 14, 1999, between The Dayton
                                        Power and Light Company, Indiana Energy,
                                        Inc., and Number-3CHK, Inc. (exclusive
                                        of Exhibits, Schedules, and Ancillary
                                        Agreements, which will be furnished to
                                        the Commission upon request)

                    27                  Financial Data Schedule

     (b)     Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE DAYTON POWER AND LIGHT COMPANY
                               -------------------------------------
                                         (Registrant)


Date:       November 14, 2000   /s/ Elizabeth M. McCarthy
        -----------------------     --------------------------------
                                 Elizabeth M. McCarthy
                                 Vice President and Chief Financial Officer



Date:       November 14, 2000   /s/ Stephen F. Koziar, Jr.
        -----------------------     ---------------------------------
                                 Stephen F. Koziar, Jr.
                                 Group Vice President and Secretary