Form 10-K405
period 2000-12-31
DAYTON POWER & LIGHT CO
filed 2001-03-30
CIK 27430

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        YES (X)   NO (_)

Number of shares of registrant's common stock outstanding as of February 28, 2001, all of which were held by DPL Inc., was 41,172,173.

                       THE DAYTON POWER AND LIGHT COMPANY

                       Index to Annual Report on Form 10-K
                       Fiscal Year Ended December 31, 2000


                                                                        Page No.
                                     Part I

Item 1   Business..........................................................  3
Item 2   Properties........................................................ 14
Item 3   Legal Proceedings................................................. 14
Item 4   Submission of Matters to a Vote of Security Holders............... 14

                                     Part II

Item 5   Market for Registrant's Common Equity and Related Shareholder
         Matters........................................................... 15
Item 6   Selected Financial Data........................................... 15
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 16
Item 7A  Quantitative and Qualitative Disclosure about Market Risk......... 22
Item 8   Financial Statements and Supplementary Data....................... 22
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 44

                                    Part III

Item 10  Directors and Executive Officers of the Registrant................ 44
Item 11  Executive Compensation............................................ 48
Item 12  Security Ownership of Certain Beneficial Owners and Management.... 52
Item 13  Certain Relationships and Related Transactions.................... 52

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 53

                                      Other

         Signatures........................................................ 57

PART I

Item 1 - BUSINESS
--------------------------------------------------------------------------------

                                   THE COMPANY

The Dayton Power and Light Company (the "Company") is a public utility incorporated under the laws of Ohio in 1911. The Company sells electricity to residential, commercial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for the Company's 24 county service area is generated at eight power plants and is distributed to 495,000 retail customers. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. The Company's sales reflect the general economic conditions and seasonal weather patterns of the area.

The Company employed 1,806 persons as of December 31, 2000, of which 1,526 were full-time employees and 280 were part-time employees.

All of the outstanding shares of common stock of the Company are held by DPL Inc. ("DPL"), which became the Company's corporate parent, effective April 21, 1986.

The Company's principal executive and business office is located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937) 224-6000.

                                   COMPETITION

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers as of January 1, 2001. Under the legislation, electric generation, aggregation, power marketing, and power brokerage services supplied to retail customers in Ohio is deemed to be competitive and is not subject to supervision and regulation by the Public Utilities Commission of Ohio ("PUCO"). As required by the legislation, the Company filed its transition plan at the PUCO on December 20, 1999. The Company received PUCO approval of its plan on September 21, 2000.

The transition plan provides for a three-year transition period, which began on January 1, 2001 and ends on December 31, 2003, at which time the Company's generation assets will no longer be subject to Ohio regulation and will be able to sell all capacity in the open energy market. The plan also provides for a 5% residential rate reduction on the generation component of the rates, which reduces revenue by approximately $13-14 million per year; rate certainty for the three year period for customers that continue to purchase power from the Company; guaranteed rates for a six-year period for transmission and delivery services; and recovery of transition costs of approximately $600 million. Under the plan, DPL has the organizational and financial flexibility to continue its growth initiatives without regulatory restrictions.

On September 30, 1996, the FERC conditionally accepted the Company's market-based sales tariff, which will allow the Company to sell wholesale generation supply at prices that reflect current market prices.

The Company competes with privately and municipally owned electric utilities and rural electric cooperatives, and other alternate fuel suppliers. The Company competes on the basis of price and service.

Like other utilities, the Company from time to time may have electric generating capacity available for sale to other utilities. The Company competes with other utilities to sell electricity provided by such capacity. The ability of the Company to sell this electricity will depend on how the Company's price, terms and conditions compare to those of other suppliers. In addition, from time to time, the Company makes power purchases from other suppliers.

The National Energy Policy Act of 1992, which reformed the Public Utilities Holding Company Act of 1935, allows the federal government to mandate access by others to a utility's electric transmission system and may accelerate competition in the supply of electricity.

The Company provides transmission and wholesale electric service to twelve municipal customers which distribute electricity within their corporate limits. In addition to these municipal customers, the Company maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements. Sales to municipalities represented 1.6% of total electricity sales in 2000.

The municipal agreements provide, among other things, for the sale of firm power by the Company to the municipals on specified terms. However, the parties disagree in their interpretation of this portion of the agreement and the Company filed suit against the eleven municipals on December 28, 1998. The dispute was subsequently settled in 1999. In December 1999, the Company filed a second suit against the municipals claiming their failure to pay for certain services rendered under the contract. The municipals filed a complaint at the Federal Energy Regulatory Commission ("FERC") claiming violation of a mediation clause. On June 29, 2000 the FERC Administrative Law Judge issued an initial decision in the case, which was favorable to the Company; however, the FERC has not yet issued a final order. This dispute is expected to be resolved through the FERC process, and is not expected to result in a material impact on the Company's financial position or results of operations.

On April 24, 1996, the FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In its orders, the FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. Both in 1997 and 1998, the Company reached an agreement in principle with staff and intervenors in these tariff cases. The FERC issued an Order accepting the Stipulation between the parties in the Company's Open Access Transmission Tariff cases on July 30, 1999 and September 17, 1999. The Company was not materially impacted by the Order.

FERC issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate or control interstate transmission file a proposal to join a RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. The Company filed with the FERC to join the Alliance RTO and expects to transfer operational control of its transmission assets to the Alliance when it is complete.

On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service related functions effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO staff, which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. The Company submitted comments on the proposed rules on January 31, 2000. The rules were finalized by the PUCO in June 2000 and did not have a material impact on the Company's financial position.

Responding to the new Ohio legislation, the Company is functionally separating its various business units and is evaluating each unit on a stand-alone basis. Business units not complementing DPL's going-forward strategy may be divested. In October 2000, the Company completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash.

                              CONSTRUCTION PROGRAM

Construction additions were $125 million in 2000 and $80 million in 1999. The capital program for 2001 is approximately $169 million. The major component of the 2001 capital program is environmental compliance at $64 million.

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

See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings, which may change the level of future construction additions. The potential impact of these events on the Company's operations cannot be estimated at this time.

                       ELECTRIC OPERATIONS AND FUEL SUPPLY

The Company's present winter generating capability is 3,371,000 KW. Of this capability, 2,843,000 KW (approximately 84%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by the Company. The Company's all-time net peak load was 3,130,000 KW, occurring in 1999. The present summer generating capability is 3,269,000 KW.

                              GENERATING FACILITIES

                                                                                          MW Rating
                                                                                    --------------------
                                               Operating                            Company
     Station                     Ownership*     Company          Location           Portion        Total
     -------                     ----------     -------          --------           -------        -----
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

*W = Wholly-Owned
 C = Commonly Owned

In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. The Company has several interconnections with other companies for the purchase, sale and interchange of electricity. In addition, the Company is in the process of constructing an additional 40.2-mile long, 345,000-volt circuit between CG&E's Foster Substation and the Company's Bath Substation, with a target in-service date of June 1, 2001. The circuit will be jointly owned by the Company and CG&E.

The Company generated over 99% of its electric output from coal-fired units in 2000. The remainder was from oil or natural gas-fired units, which were used to meet peak demands.

The Company estimates that up to 75% of its coal requirements for the period 2001-2004 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. The Company has been informed by CG&E and CSP for the commonly owned units which they operate that sufficient coal supplies will be available during the same planning horizon.

The prices to be paid by the Company under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

The average fuel cost per kilowatt-hour ("kWh") generated of fuel burned for electric generation (coal, gas and oil) for the year was 1.18(cent) in 2000 and 1.30(cent) in both 1999 and 1998. With the onset of competition in January 2001, the EFC became part of the Standard Offer Generation Rate. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                          GAS OPERATIONS AND GAS SUPPLY

In October 2000, the Company completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash. The transaction was valued pursuant to an arms-length negotiation and resulted in a pre-tax gain of $183 million ($121 million net of taxes). Proceeds from the sale were used to finance the regional merchant generation expansion and reduce outstanding short-term debt.

                   RATE REGULATION AND GOVERNMENT LEGISLATION

The Company's sales to retail customers are subject to rate regulation by the PUCO and various municipalities. The Company's wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by the FERC under the Federal Power Act.

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

Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:

                                                         At December 31,
                                                       2000           1999
                                                      ------         ------
                                                         ($ in millions)
     Income taxes recoverable through
         future revenues (B) ..................       $ 19.8         $168.5
     Regulatory transition costs (A) ..........        144.8           --
     Other costs (B) ..........................          1.6           53.3
                                                      ------         ------
     Total ....................................       $166.2         $221.8
                                                      ======         ======

          (A) As discussed in the COMPETITION section, the Company received PUCO approval of its transition plan for the deregulation of its generation business. Accordingly, the Company discontinued the use of its regulatory accounting model for its generation operations. As a result, a $63.7 million before tax benefits ($41.4 million net of taxes) reduction of generation-related regulatory assets was recorded in the third quarter of 2000 as an extraordinary item and other generation-related regulatory assets were reclassified to the "Regulatory transition costs" asset.

          (B) Certain deferred costs remain authorized for recovery by regulators. These relate primarily to the Company's electric transmission and distribution operations and are being amortized over the recovery period of the assets involved.

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

In 2000, the PUCO amended the rules for Long-Term Forecast Reports for all investor-owned electric transmission and distribution companies in Ohio. Under these rules, each transmission and/or distribution company must annually file a Long-Term Electric Forecast Report, which presents 10-year energy and demand transmission and distribution forecasts. The reports also must contain information on the company's existing and planned transmission and distribution systems, as well as a substantiation of the need for any system upgrades or additions. The Company filed a combined 2000/2001 Long-Term Electric Forecast Report under these amended rules in March 2001.

The PUCO is composed of five commissioners appointed to staggered five-year terms. The current Commission is composed of the following members:

Name                                Beginning of Term           End of Term
----                                -----------------           -----------
Clarence D. Rogers..............      February 2001              April 2006
Rhonda H. Fergus................        April 1995               April 2005
Chairman Alan R. Schriber.......        April 1999               April 2004
Donald L. Mason.................        April 1998               April 2003
Judith A. Jones.................        April 1997               April 2002


See COMPETITION for more detail regarding the impact of legislation passed in October 1999.

                          ENVIRONMENTAL CONSIDERATIONS

The operations of the Company, including the commonly owned facilities operated by the Company, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The possibility exists that current environmental regulations could be revised which could change the level of estimated construction expenditures. See CONSTRUCTION PROGRAM.

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

In November 1999, the United States Environmental Protection Agency ("US EPA") filed civil complaints and Notices of Violations ("NOV's") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act ("CAA"). Generation units operated by partners CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by the Company were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the EPA's action against the partners. The Company was not identified in the NOVs, civil complaints or state actions. In December 2000, CG&E announced that it had reached an Agreement in Principle with the US EPA and other plaintiffs in an effort to settle the claims. Discussions on the final terms of the settlement are ongoing, and the outcome of these claims or the impact, if any, on the Company has not been determined. In June 2000, the US EPA issued a NOV to J.M. Stuart Station (co-owned by the Company, CG&E, and CSP) for alleged violations of the Clean Air Act. The NOV contained allegations consistent with NOV's and complaints that the EPA has recently brought against numerous other coal-fired utilities in the Midwest. The Company will vigorously challenge the NOV. At this time, the outcome of these claims or the impact, if any, on the Company is unknown.

In September 1998, the US EPA issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the CAA. The modified SIPs are likely to result in further nitrogen oxide ("NOx") reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, the Company's total capital expenditures are estimated to be approximately $175 million over the next three years. Industry groups and others appealed the rules in United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others have appealed this decision. As a result of the litigation, the Court extended the compliance date of the rule an additional year, until May 31, 2004. In March 2001, the United States Supreme Court refused to hear further appeals of the SIP rules. In December 1999, the US EPA issued final rules granting various CAA Section 126 petitions filed by northeast states. The Company's facilities were identified, among many others, in the rulemaking. The Company's current NOx reduction strategy and associated expenditures to meet the SIP call should satisfy the rulemaking reduction requirements.

On December 14, 2000, the US EPA issued a determination that coal- and oil-fired electric generation units should be regulated for emissions of mercury and hazardous air pollutants. The US EPA will issue proposed rules by December 2003 and final rules by December 2004. The impact of the regulatory determination cannot be determined at this time.

LAND USE

The Company and numerous other parties have been notified by the US EPA or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRP's") for clean-up at two superfund sites in
Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

The Company received notification from the US EPA in July 1987 for the Cardington Road site. The Company has not joined the PRP group formed at that site because of the absence of any known evidence that the Company contributed hazardous substances to this site. The Record of Decision issued by the US EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. The Company's settlements with the US EPA and the PRP group are pending for this site. The final resolution is not expected to have a material effect on the Company's financial position, earnings or cash flow.

The Company and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRP's for clean up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. The Company has not joined the PRP group formed for the site because the available information does not demonstrate that the Company contributed wastes to the site. The Ohio EPA has not provided an estimated cost for this site. In October 2000, the PRP group brought an action against the Company and numerous other parties alleging that the Company and the others are PRP's that should be liable for a portion of clean-up costs at the site. The Company will vigorously challenge this action. The final resolution is not expected to have a material effect on the Company's financial position, earnings or cash flow.

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                               ELECTRIC OPERATIONS

                                                                                  YEARS ENDED DECEMBER 31
                                                                      ------------------------------------------------
                                                                          2000              1999               1998
                                                                      -----------       -----------        -----------
Electric Output (millions of kWh)
     General -
         Coal-fired units .....................................            17,053            16,539             16,854
         Other units ..........................................                79               189                 99
     Power purchases ..........................................             1,675             1,523              1,475
     Company use and line losses ..............................            (1,284)           (1,384)              (947)
                                                                      -----------       -----------        -----------

         Total ................................................            17,523            16,867             17,481
                                                                      ===========       ===========        ===========
Electric Sales (millions of kWh)
     Residential ..............................................             4,816             4,725              4,790
     Commercial ...............................................             3,539             3,390              3,518
     Industrial ...............................................             4,851             4,876              4,655
     Public authorities and railroads .........................             1,371             1,305              1,360
     Private utilities and wholesale (a) ......................             2,946             2,571              3,158
                                                                      -----------       -----------        -----------

         Total ................................................            17,523            16,867             17,481
                                                                      ===========       ===========        ===========
Electric Customers at End of Period
     Residential ..............................................           444,683           441,468            437,674
     Commercial ...............................................            46,218            45,470             44,716
     Industrial ...............................................             1,928             1,917              1,909
     Public authorities and railroads .........................             6,108             5,994              5,838
     Other ....................................................                48                46                 43
                                                                      -----------       -----------        -----------

         Total ................................................           498,985           494,895            490,180
                                                                      ===========       ===========        ===========
Operating Revenues (thousands)
     Residential ..............................................       $   422,733       $   412,808        $   419,948
     Commercial ...............................................           245,097           235,309            242,526
     Industrial ...............................................           236,670           242,410            228,685
     Public authorities and railroads .........................            74,484            69,777             76,686
     Private utilities and wholesale (a) ......................           112,328            79,196             86,485
     Other ....................................................            18,743            18,844             18,651
                                                                      -----------       -----------        -----------

         Total ................................................       $ 1,110,055       $ 1,058,344        $ 1,072,981
                                                                      ===========       ===========        ===========

NOTE:

a) Sales and revenue numbers for private utilities and wholesale include merchant electric peaking generation capacity sales.

b) See Note 14 to Consolidated Financial Statements for additional information.

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                                 GAS OPERATIONS

                                                                                       YEARS ENDED DECEMBER 31
                                                                            ---------------------------------------------
                                                                               2000              1999              1998
                                                                            ---------         ---------         ---------
Gas Output (thousands of MCF)
     Direct market purchases ..................................                27,723            37,865            36,497
     Liquefied petroleum gas ..................................                    57                 2                 3
     Company use and unaccounted for ..........................                  (546)           (2,116)             (912)
     Transportation gas received ..............................                16,057            19,964            18,125
                                                                            ---------         ---------         ---------

         Total ................................................                43,291            55,715            53,713
                                                                            =========         =========         =========
Gas Sales (thousands of MCF)
     Residential ..............................................                18,538            24,450            24,877
     Commercial ...............................................                 5,838             7,647             7,433
     Industrial ...............................................                 2,034             2,246             1,916
     Public authorities .......................................                   776             1,182             1,699
     Transportation gas delivered .............................                16,105            20,190            17,788
                                                                            ---------         ---------         ---------

         Total ................................................                43,291            55,715            53,713
                                                                            =========         =========         =========
Gas Customers at End of Period
     Residential ..............................................                  --             282,706           279,784
     Commercial ...............................................                  --              22,635            22,491
     Industrial ...............................................                  --               1,303             1,441
     Public authorities .......................................                  --               1,173             1,509
                                                                            ---------         ---------         ---------

         Total ................................................                  --             307,817           305,225
                                                                            =========         =========         =========
Operating Revenues (thousands)
     Residential ..............................................             $ 119,460         $ 139,545         $ 138,802
     Commercial ...............................................                35,262            40,225            38,243
     Industrial ...............................................                11,114            11,017             9,291
     Public authorities .......................................                 4,466             5,908             8,230
     Other ....................................................                13,554            18,284            16,640
                                                                            ---------         ---------         ---------

         Total ................................................             $ 183,856         $ 214,979         $ 211,206
                                                                            =========         =========         =========

NOTE:

1) The Company completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.

2) See Note 14 to Consolidated Financial Statements for additional information.

Item 2 - PROPERTIES
--------------------------------------------------------------------------------

ELECTRIC

Information relating to the Company's electric properties is contained in Item 1
- BUSINESS, THE COMPANY (page 3), CONSTRUCTION PROGRAM (page 5), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 6-7) and Item 8 - Notes 4 and 11 of Notes to Consolidated Financial Statements on pages 30-31 and 38, respectively, which pages are incorporated herein by reference.

GAS

Information relating to the Company's gas properties is contained in Item 1 - BUSINESS, THE COMPANY (page 3), and GAS OPERATIONS AND GAS SUPPLY (page 7) and
Note 3 of Notes to Consolidated Financial Statements (page 30), which pages are incorporated herein by reference.

Substantially all property and plant of the Company is subject to the lien of the Mortgage securing the Company's First Mortgage Bonds.

Item 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Information relating to legal proceedings involving the Company is contained in
Item 1 - BUSINESS, THE COMPANY (page 3), COMPETITION (pages 3-5), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 6-7), GAS OPERATIONS AND GAS SUPPLY (page 7) and Note 3 of Notes to Consolidated Financial Statements on page 30, RATE REGULATION AND GOVERNMENT LEGISLATION (pages 7-9), ENVIRONMENTAL CONSIDERATIONS (pages 9-11) and Item 8 - Note 4 of Notes to Consolidated Financial Statements on pages 30-31, which pages are incorporated herein by reference.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

None.

PART II

Item 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The Company's common stock is held solely by DPL Inc. and as a result is not listed for trading on any stock exchange.

The information required by this item of Form 10-K is set forth in Item 8 - Selected Quarterly Information on page 41 and the Financial and Statistical Summary on page 42, which pages are incorporated herein by reference.

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

Item 6 -  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in Item 8 - Financial and Statistical Summary on page 42, which page is incorporated herein by reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

The Dayton Power and Light Company ("the Company") reported earnings on common stock before non-recurring and extraordinary items of $221.0 million in 2000, an increase of 15% over 1999 earnings on common stock of $191.6 million. This growth came primarily from increased wholesale and retail sales. 1999 earnings on common stock increased 14% over 1998 earnings on common stock of $168.6 million due to strong cost control efforts.

Several events occurred in 2000 for the Company as it prepared for the deregulation of the energy markets. In the first quarter, the Company expensed $4.2 million before tax benefits to realign its compensation programs more fully with shareholders' interest. In the third quarter, the Company received an order from the Public Utilities Commission of Ohio ("PUCO") approving its deregulation transition plan, which resulted in an extraordinary charge of $63.7 million before tax benefits for the elimination of regulatory accounting for the generation business. In the fourth quarter, the Company completed the sale of its natural gas retail distribution operations and reported a pre-tax gain on the sale of $182.5 million. Each of these non-recurring events affected 2000 financial results as outlined below:

$ in millions                                          2000          1999        1998
---------------------------------------------------------------------------------------
Earnings on Common Stock after non-
   recurring and extraordinary items ...........    $  297.9      $  191.6     $  168.6
         Compensation program ..................         2.7
         Deregulation order ....................        41.4
         Gas operations - gain on sale .........      (121.0)
                                                    --------
Earnings on Common Stock before non-
   recurring and extraordinary items ...........    $  221.0      $  191.6     $  168.6

INCOME STATEMENT HIGHLIGHTS

$ in millions                                          2000          1999        1998
---------------------------------------------------------------------------------------
ELECTRIC:
     Revenues (a)...............................    $1,110.1      $1,058.3     $1,073.0
     Fuel and purchased power ..................       286.1         263.2        257.0
                                                    --------      --------     --------
         Net revenues ..........................       824.0         795.1        816.0

GAS UTILITY: (b)
     Revenues ..................................       183.8         215.0        211.2
     Gas purchased for resale ..................       116.9         129.9        127.9
                                                    --------      --------     --------
         Net revenues ..........................        66.9          85.1         83.3

(a) ELECTRIC REVENUES INCLUDE MERCHANT ELECTRIC PEAKING GENERATION CAPACITY
    SALES.

(b) THE COMPANY COMPLETED THE SALE OF ITS NATURAL GAS RETAIL DISTRIBUTION ASSETS AND CERTAIN LIABILITIES IN OCTOBER 2000.

In 2000, net electric revenues increased $28.9 million or 4% as a result of higher wholesale and retail sales. Wholesale revenues increased as a result of increased volume and higher average prices. Colder than normal temperatures in the fourth quarter contributed to the increased retail sales despite unusually mild temperatures throughout the summer. The effect of these increased sales on fuel and purchased power costs were offset by lower fuel expense used in generation (cents per net kilowatt-hour generated decreased 6%). In 1999, net electric revenues decreased 3% as a result of lower wholesale sales and increased purchased power costs.

Net gas utility revenues decreased $18.2 million or 21% in 2000 compared to 1999 as a result of the sale of the natural gas retail distribution operations, which was completed on October 31, 2000. Net gas utility revenues increased 2% in 1999 as a result of higher sales to business customers.

Operation and maintenance expense decreased 6% as a result of lower benefit costs and gas retail distribution expense, partially offset by higher costs for insurance, claims, uncollectibles, and power production. Operation and maintenance expense decreased 17% in 1999 as a result of lower costs for insurance, claims, labor, benefits, and line clearance. Year to year variances in insurance and claims costs result primarily from adjustments to actuarially-determined reserve requirements for risks insured through a captive insurance company wholly-owned by DPL.

Depreciation and amortization expense decreased 3% in 2000 as a result of the sale of the natural gas retail distribution operations. Depreciation and amortization expense increased 7% in 1999 primarily as a result of increased depreciable assets.

Investment income decreased 52% in 2000 as a result of the November 1999 transfer of the Company's ownership interest in the assets and liabilities of MVE, Inc. to Plaza Building, Inc., which is another wholly-owned subsidiary of DPL. Investment income increased 95% in 1999 as a result of realized gains.

Other income (deductions) in 2000 includes the $182.5 million gain on the sale of the natural gas retail distribution assets and certain liabilities, partially offset by costs related to the elimination of certain compensation programs and property donations.

Pursuant to deregulation legislation enacted in Ohio and the Order issued in September 2000 by the PUCO, the Company discontinued the use of its regulatory accounting model for its generation operations. As a result, a $63.7 million before tax benefits ($41.4 million net of taxes) reduction of generation-related regulatory assets was recorded in the third quarter of 2000 as an extraordinary item in accordance with the Financial Accounting Standard Board's ("FASB") Statement of Accounting Standards No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71." (See Note 4 to the Consolidated Financial Statements.)

CONSTRUCTION PROGRAM AND FINANCING

Construction additions were $125 million in 2000 and $80 million in 1999. The capital program for 2001 is approximately $169 million and includes $64 million of environmental compliance additions.

During 2000, total cash provided by operating activities was $286 million. At year-end, cash and temporary cash investments were $9 million.

Issuance of additional amounts of first mortgage bonds by the Company is limited by provisions of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans. The Company currently has sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2001-2005. At year-end 2000, the Company's senior debt credit ratings were as follows:

Fitch.............................................     AA
Standard & Poor's Corp............................     BBB+
Moody's Investors Service.........................     A2

The credit ratings are investment grade. As a result of DPL's December 2000 press release regarding its exploration of strategic alternatives (see Issues and Financial Risks - Other Matters), Standard & Poor's placed DPL and the Company on credit watch with developing implications in January 2001. Developing implications indicate that ratings could be raised, lowered, or affirmed. Also in January, Moody's placed the ratings of DPL and its affiliates under review. The direction of the review is uncertain at this time, and will be refined as additional information becomes available. On February 15, 2001, DPL announced that with the current volatile electric market environment and renewed emphasis on generation capacity and reliability, DPL would pursue its growth strategy as an independent company based on its regional merchant generation expansion plan. DPL will continue to monitor the market for the strategic deployment and/or purchase of assets that provide the most value to shareholders.

MARKET RISK

The carrying value of the Company's debt was $662.4 million at December 31, 2000, consisting of the Company's first mortgage bonds and guaranteed air quality development obligations. The fair value of this debt was $661.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2000.


                                               Long-term Debt
                            ----------------------------------------------------
   Expected Maturity Date       Amount ($ in millions)         Average Rate
--------------------------------------------------------------------------------

            2001                      $     1.0                    6.4%
            2002                            1.0                    6.4%
            2003                            1.0                    6.4%
            2004                            1.0                    6.4%
            2005                            1.0                    6.4%
         Thereafter                       657.4                    7.4%
            Total                        $662.4                    7.4%
                                         ------
         Fair Value                      $661.8
                                         ======

Because the long-term debt is at a fixed rate, the primary market risk to the Company would be short-term interest rate risk. At December 31, 2000, the Company had no short-term debt outstanding, and therefore, no exposure to short-term interest rate risk.

ISSUES AND FINANCIAL RISKS

This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DPL's control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules, and adverse economic conditions.

ELECTRIC RESTRUCTURING LEGISLATION

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers starting January 1, 2001. Under the legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio are deemed competitive and are not subject to supervision and regulation by the PUCO. As required by the legislation, the Company filed its transition plan at the PUCO on December 20, 1999. The Company received PUCO approval of its plan on September 21, 2000.

The transition plan provides for a three-year transition period, which began on January 1, 2001 and ends on December 31, 2003, at which time the Company's generation assets will no longer be subject to Ohio regulation and will be able to sell all capacity in the open energy markets. The plan also provides for a 5% residential rate reduction on the generation component of the rates, which reduces revenue by approximately $13-14 million per year; rate certainty for the three year period for customers that continue to purchase power from the Company; guaranteed rates for a six-year period for transmission and delivery services; and recovery of transition costs of approximately $600 million. Under the plan, DPL has the organizational and financial flexibility to continue its growth initiatives without regulatory restrictions.

In 1996 and 1997, the Federal Energy Regulatory Commission ("FERC") issued orders requiring all electric utilities to file open-access transmission service tariffs. The Company's resulting tariff case proceedings with FERC staff and intervenors in 1997 and 1998 culminated in 1999 with the FERC issuing an Order approving the Company's settlement with no material adverse effect to the Company. On October 16, 2000 the Company filed with the FERC to join the Alliance Regional Transmission Organization. The Company expects to transfer operational control of its transmission assets to the Alliance when it is complete.

BUSINESS UNIT EVALUATION

Responding to the new Ohio Legislation, the Company is functionally separating its various business units and is evaluating each unit on a stand-alone basis. Business units not complementing DPL's going-forward strategy may be divested.

In October 2000, the Company completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash. The transaction was valued pursuant to an arms-length negotiation and resulted in a pre-tax gain of $183 million ($121 million net of tax), which is reflected in "other income (deductions)" on the Consolidated Statement of Results of Operations. Proceeds from the sale were used to finance DPL's regional merchant generation expansion and reduce outstanding short-term debt.

ENVIRONMENTAL

In November 1999, the United States Environmental Protection Agency ("US EPA") filed civil complaints and Notices of Violations ("NOV's") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act ("CAA"). Generation units operated by partners Cincinnati Gas & Electric Company (Beckjord 6) and Columbus Southern Power Company (Conesville 4) and co-owned by the Company were referenced in these actions.

Numerous northeast states have filed complaints or have indicated that they will be joining the US EPA's action against the partners. The Company was not identified in the NOV's, civil complaints or state actions. In December 2000, Cincinnati Gas & Electric Company announced that it had reached an Agreement in Principle with the US EPA and other plaintiffs in an effort to settle the claims. Discussions on the final terms of the settlement are ongoing, and the outcome of these claims or the impact, if any, on the Company has not been determined. In June 2000, the US EPA issued a NOV to J.M. Stuart Station (co-owned by the Company, Cincinnati Gas & Electric Company, and Columbus Southern Power Company) for alleged violations of the CAA. The NOV contained allegations consistent with NOV's and complaints that the US EPA has recently brought against numerous other coal-fired utilities in the Midwest. The Company will vigorously challenge the NOV. At this time, the outcome of these claims or the impact, if any, on the Company is unknown.

The United States and Ohio EPA's have notified numerous parties, including the Company, that they are considered Potentially Responsible Parties ("PRP's") for clean up of two hazardous waste sites in Ohio. The US EPA has estimated total costs of under $10 million for its preferred clean-up plans at one of these sites. The Company's settlements with the US EPA and the PRP group are pending for the site. The Ohio EPA has not provided an estimated cost for the second site. In October 2000, the PRP group at the second site brought an action against the Company and numerous other parties to recover a portion of the clean-up costs. The Company will vigorously challenge this action. During 1998, the Company settled its potential liability for two other sites at a minimal cost. The final resolution of the remaining investigations is not expected to have a material effect on the Company's financial position, earnings or cash flow.

In September 1998, the US EPA issued a final rule requiring states to modify their State Implementation Plans ("SIP's") under the CAA. The modified SIP's are likely to result in further Nitrogen Oxide ("NOx") reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, the Company's total capital expenditures are estimated to be approximately $175 million over the next three years. Industry groups and others appealed the rules in the United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others have appealed this decision. As a result of the litigation, the Court extended the compliance date of the rules an additional year, until May 31, 2004. In March 2001, the United States Supreme Court refused to hear further appeals of the SIP rules. In December 1999, the US EPA issued final rules granting various CAA Section 126 petitions filed by northeast states. The Company's facilities were identified, among many others, in the rulemaking. The Company's current NOx reduction strategy to meet the SIP call is expected to satisfy the rulemaking reduction requirements.

On December 14, 2000, the US EPA issued a determination that coal- and oil-fired electric generating units should be regulated for emissions of mercury and hazardous air pollutants. The US EPA will issue proposed rules by December 2003 and final rules by December 2004. The impact of the regulatory determination cannot be determined at this time.

OTHER MATTERS

On December 29, 2000, DPL announced that it had retained the investment banking firm of Morgan Stanley & Co. Incorporated to explore a range of strategic options to maximize shareholder value, including the possible sale of all or part of the company. On February 15, 2001, DPL announced that with the current volatile electric market environment and renewed emphasis on generation capacity and reliability, DPL would pursue its growth strategy as an independent company based on its merchant generation expansion plan. DPL will continue to monitor the market for the strategic deployment and/or purchase of assets that provide the most value to shareholders.

On January 1, 2001, the Company adopted the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). The impact of adopting SFAS No. 133 was not material to the Company's financial position or results of operations. The FASB's Derivative Implementation Group is currently evaluating the application of SFAS No. 133 to certain electricity contracts. On January 1, 2001, the Company was party to such contracts of which the fair value on that date was not material. Conclusions ultimately reached by the FASB could, however, result in future earnings volatility which may be material.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Information relating to Market Risk is contained in Item 7 - Management's Discussion and Analysis (page 18).

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page No.
                                                                        --------
Consolidated Statement of Results of Operations for the three
years in the period ended December 31, 2000...........................     23

Consolidated Statement of Cash Flows for the three years in the period ended December 31, 2000
                                                                           24

Consolidated Balance Sheet as of December 31, 2000 and 1999...........    25-26

Consolidated Statement of Shareholder's Equity for the three years
in the period ended December 31, 2000.................................     27

Notes to Consolidated Financial Statements............................    28-40

Report of Independent Accountants.....................................     43

INDEX TO SUPPLEMENTAL INFORMATION                                       Page No.
                                                                        --------
Selected Quarterly Information........................................     41

Financial and Statistical Summary.....................................     42


                       THE DAYTON POWER AND LIGHT COMPANY

                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------
                                                                   For the years ended December 31,
$ in millions                                                    2000            1999            1998
-------------------------------------------------------------------------------------------------------
REVENUES
Utility service revenues--
     Electric ............................................     $1,110.1        $1,058.3        $1,073.0
     Gas (Note 3) ........................................        183.8           215.0           211.2
                                                               --------        --------        --------
         Total utility service revenues ..................      1,293.9         1,273.3         1,284.2
                                                               --------        --------        --------
EXPENSES
Fuel and purchased power .................................        286.1           263.2           257.0
Gas purchased for resale (Note 3) ........................        116.9           129.9           127.9
Operation and maintenance ................................        191.1           203.9           244.3
Depreciation and amortization (Note 1) ...................        130.3           134.0           125.5
Amortization of regulatory assets, net (Note 4) ..........         16.3            24.9            33.4
General taxes ............................................        128.4           136.4           136.2
                                                               --------        --------        --------
         Total expenses ..................................        869.1           892.3           924.3
                                                               --------        --------        --------
Operating Income .........................................        424.8           381.0           359.9

Investment income ........................................         10.5            21.8            11.2
Interest expense .........................................        (72.7)          (81.5)          (87.2)
Other income (deductions) (Note 3) .......................        160.2            (7.7)           (1.4)
                                                               --------        --------        --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ........        522.8           313.6           282.5

Income Taxes (Notes 1 and 5) .............................        182.6           121.1           113.0
                                                               --------        --------        --------
INCOME BEFORE EXTRAORDINARY ITEM .........................        340.2           192.5           169.5

Extraordinary Item, Net of Tax ...........................         41.4            --              --
                                                               --------        --------        --------
NET INCOME ...............................................        298.8           192.5           169.5

Preferred Dividends (Note 7) .............................          0.9             0.9             0.9
                                                               --------        --------        --------
EARNINGS ON COMMON STOCK .................................     $  297.9        $  191.6        $  168.6
                                                               ========        ========        ========

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 For the years ended December 31,
$ in millions                                                                                  2000           1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Cash received from utility customers .............................................      $1,297.3       $1,280.1       $1,258.0
     Other operating cash receipts ....................................................          22.7           30.0           15.0
     Cash paid for:
         Fuel and purchased power .....................................................        (269.9)        (263.8)        (266.5)
         Purchased gas (Note 3) .......................................................        (156.5)        (135.9)        (138.6)
         Operation and maintenance labor ..............................................         (81.1)         (72.8)         (84.0)
         Nonlabor operating expenditures ..............................................        (165.9)        (113.8)        (143.3)
         Interest .....................................................................         (69.2)         (79.2)         (86.0)
         Income taxes .................................................................        (152.6)        (106.6)        (132.3)
         General taxes ................................................................        (139.3)        (136.7)        (131.1)
                                                                                             --------       --------       --------
     Net cash provided by operating activities
       (Note 13) ......................................................................         285.5          401.3          291.2
                                                                                             --------       --------       --------
INVESTING ACTIVITIES
     Capital expenditures .............................................................        (109.9)         (80.3)        (106.4)
     Purchases of available-for-sale financial assets .................................          --           (276.9)        (147.7)
     Sales of available-for-sale financial assets .....................................          --             61.1           43.9
     Proceeds of sale of natural gas retail distribution
       operations (Note 3) ............................................................         468.2           --             --
                                                                                             --------       --------       --------
     Net cash provided by (used for) investing activities .............................         358.3         (296.1)        (210.2)
                                                                                             --------       --------       --------
FINANCING ACTIVITIES
     Dividends paid on common stock ...................................................        (606.4)        (130.3)        (238.8)
     Issuance (retirement) of short-term debt .........................................        (123.0)         112.2          100.2
     Parent company capital contribution ..............................................          --            245.0           49.0
     Retirement of long-term debt .....................................................          (0.4)        (237.6)          (0.4)
     Dividends paid on preferred stock ................................................          (0.9)          (0.9)          (0.9)
                                                                                             --------       --------       --------
     Net cash used for financing activities ...........................................        (730.7)         (11.6)         (90.9)
                                                                                             --------       --------       --------
CASH AND TEMPORARY CASH INVESTMENTS--

         Net change ...................................................................         (86.9)          93.6           (9.9)
         Balance at beginning of period ...............................................          95.5            1.9           11.8
                                                                                             --------       --------       --------
         Balance at end of period .....................................................      $    8.6       $   95.5       $    1.9
                                                                                             ========       ========       ========

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET

---------------------------------------------------------------------------------------------
                                                                         At December 31,
$ in millions                                                         2000             1999
---------------------------------------------------------------------------------------------
ASSETS

PROPERTY
Electric property ............................................      $3,522.6         $3,440.7
Gas property (Note 3) ........................................          --              332.9
                                                                    --------         --------
         Total property ......................................       3,522.6          3,773.6

Accumulated depreciation and amortization ....................      (1,560.4)        (1,602.6)
                                                                    --------         --------
         Net property ........................................       1,962.2          2,171.0
                                                                    --------         --------
CURRENT ASSETS
Cash and temporary cash investments ..........................           8.6             95.5
Accounts receivable, less provision for uncollectible
     accounts of $6.8 and $4.3 respectively ..................         189.7            206.6
Inventories, at average cost .................................          45.7             92.9
Prepaid taxes ................................................          65.4             94.6
Other ........................................................          35.5             66.9
                                                                    --------         --------
     Total current assets ....................................         344.9            556.5
                                                                    --------         --------
OTHER ASSETS
Deferred compensation plan (Note 12) .........................         171.8            116.6
Income taxes recoverable through future
     revenues (Notes 1 and 4) ................................          19.8            168.5
Other regulatory assets (Note 4) .............................         146.4             53.3
Other assets .................................................          76.4             87.6
                                                                    --------         --------
     Total other assets ......................................         414.4            426.0
                                                                    --------         --------
TOTAL ASSETS .................................................      $2,721.5         $3,153.5
                                                                    ========         ========

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEET
                                   (continued)

------------------------------------------------------------------------------------
                                                                At December 31,
$ in millions                                                 2000           1999
------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common shareholder's equity
     Common stock ....................................     $    0.4         $    0.4
     Other paid-in capital ...........................        769.8            769.7
     Accumulated other comprehensive income ..........         37.3             13.6
     Earnings reinvested in the business .............        205.4            513.9
                                                           --------         --------
         Total common shareholder's equity ...........      1,012.9          1,297.6

Preferred stock (Note 7) .............................         22.9             22.9
Long-term debt (Note 8) ..............................        666.5            661.2
                                                           --------         --------
         Total capitalization ........................      1,702.3          1,981.7
                                                           --------         --------
CURRENT LIABILITIES
Short-term debt (Note 9) .............................         --              123.1
Accounts payable .....................................        103.9            126.2
Accrued taxes ........................................        220.0            164.2
Accrued interest .....................................         19.1             19.7
Other ................................................         14.3             60.9
                                                           --------         --------
         Total current liabilities ...................        357.3            494.1
                                                           --------         --------
DEFERRED CREDITS AND OTHER
Deferred taxes (Note 5) ..............................        429.9            453.9
Unamortized investment tax credit ....................         60.2             66.3
Deferred compensation ................................        113.6             97.2
Other ................................................         58.2             60.3
                                                           --------         --------
         Total deferred credits and other ............        661.9            677.7
                                                           --------         --------
TOTAL CAPITALIZATION AND LIABILITIES .................     $2,721.5         $3,153.5
                                                           ========         ========

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                                                                                                  Accumulated
                                                                 Common Stock (a)                    Other      Earnings
                                                              ----------------------                 Compre-   Reinvested
                                                              Outstanding            Other Paid-In   hensive     in the
$ in millions                                                    Shares       Amount    Capital      Income     Business    Total
-----------------------------------------------------------------------------------------------------------------------------------
1998:
   Beginning balance .......................................   41,172,173       $0.4     $739.1       $20.3      $521.0    $1,280.8
   Comprehensive income:
     Net income ............................................                                                      169.5
     Unrealized gains, net of
        reclassification adjustments,
        after tax (b) ......................................                                           13.3
   Total comprehensive income ..............................                                                                  182.8
   Common stock dividends ..................................                                                     (238.8)     (238.8)
   Preferred stock dividends ...............................                                                       (0.9)       (0.9)
   Parent company capital
     contribution ..........................................                               49.0                                49.0
   Other ...................................................                                0.1                                 0.1
                                                               --------------------------------------------------------------------

   Ending balance ..........................................   41,172,173       $0.4     $788.2       $33.6      $450.8    $1,273.0

1999:
   Comprehensive income:
     Net income ............................................                                                      192.5
     Unrealized gains, net of
        reclassification adjustments,
        after tax (b) ......................................                                            4.1
   Total comprehensive income ..............................                                                                  196.6
   Common stock dividends ..................................                                                     (129.7)     (129.7)
   Dividend-in-kind (c) (Note 1) ...........................                                          (24.1)                  (24.1)
   Dividend-in-kind (Note 1) ...............................                             (263.6)                    1.4      (262.2)
   Preferred stock dividends ...............................                                                       (0.9)       (0.9)
   Parent company capital
     contribution ..........................................                              245.0                               245.0
   Other ...................................................                                0.1                    (0.2)       (0.1)
                                                               --------------------------------------------------------------------

   Ending balance ..........................................   41,172,173       $0.4     $769.7       $13.6      $513.9    $1,297.6

2000:
   Comprehensive income:
     Net income ............................................                                                      298.8
     Unrealized gains, net of
        reclassification adjustments,
        after tax (b) ......................................                                           23.7
   Total comprehensive income ..............................                                                                  322.5
   Common stock dividends ..................................                                                     (606.4)     (606.4)
   Preferred stock dividends ...............................                                                       (0.9)       (0.9)
   Other ...................................................                                0.1                                 0.1
                                                               --------------------------------------------------------------------

   Ending balance ..........................................   41,172,173       $0.4     $769.8       $37.3      $205.4    $1,012.9
                                                               ====================================================================

(a)  50,000,000 shares authorized.

(b)  Net of taxes of $7.2, $2.2 and $12.8 million in 1998, 1999, and 2000, respectively.

(c)  Net of taxes of $13.1 million in 1999.

See Notes to Consolidated Financial Statements.

                       THE DAYTON POWER AND LIGHT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Dayton Power and Light Company ("the Company") is a wholly-owned subsidiary of DPL Inc. ("DPL"). The accounts of the Company and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. In 1999, the Company transferred its ownership interests in the assets and liabilities of MacGregor Park, Inc. and DP&L Community Urban Redevelopment Corporation to DPL and transferred its ownership interests in the assets and liabilities of MVE, Inc. to Plaza Building Inc., which is another wholly-owned subsidiary of DPL, via dividends-in-kind and a repayment of inter-company debt. Total assets and liabilities transferred were $470.1 million and $19.0 million, respectively.

These statements are presented in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions related to future events. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation. The consolidated financial statements principally reflect the results of operations and financial condition of the Company. DPL and its other wholly-owned subsidiaries provide certain administrative services to the Company. These costs were $6.1 million in 2000, $12.5 million in 1999, and $20.1 million in 1998. The primary service provided by the subsidiaries is insurance. The cost of service is either specifically identified with the Company or allocated based upon the relationships of payroll, revenue and/or property. Management considers the cost of service as reasonable and what would have been incurred on a stand-alone basis.

REVENUES AND FUEL

Revenues include amounts charged to customers through fuel and gas recovery clauses, which were adjusted periodically for changes in such costs. Related costs that were recoverable or refundable in future periods are deferred along with the related income tax effects. As of February 2000, the Company's Electric Fuel Component ("EFC") was fixed at 1.30(cent) per kilowatt-hour through the end of the year and the deferral of over/under-recovered fuel costs was no longer permitted. All remaining deferred fuel balances were amortized to expense in 2000. All gas deferred amounts were included in the sale of the natural gas retail distribution operations (see Note 3). Beginning January 1, 2001, the EFC rate of 1.30(cent) became part of the base generation rate. Also included in revenues are amounts charged to customers through a surcharge for recovery of arrearages from certain eligible low-income households.

The Company records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of $53.5 million in 2000 and $76.2 million in 1999.

PROPERTY, MAINTENANCE AND DEPRECIATION

Property is shown at its original cost. Cost includes direct labor and material and allocable overhead costs.

For the majority of the depreciable property, when a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an average rate of 3.5%.

The Company leases office equipment and office space under operating leases with varying terms. Future rental payments under these operating leases at December 31, 2000 are not material.

REPAIRS AND MAINTENANCE

Costs associated with all planned major work and maintenance activities, primarily power plant outages, are recognized at the time the work is performed. These costs are either capitalized or expensed based on Company defined criteria. Outage costs include labor, materials and supplies and outside services required to maintain the Company's equipment and facilities.

INCOME TAXES

Deferred income taxes are provided for all temporary differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. For rate-regulated business units, additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues. Investment tax credits, previously deferred, are being amortized over the lives of the related properties.

CONSOLIDATED STATEMENT OF CASH FLOWS

The temporary cash investments consist of liquid investments with an original maturity of three months or less.

2. RECENT ACCOUNTING STANDARD

On January 1, 2001, the Company adopted the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). The impact of adopting SFAS No. 133 was not material to the Company's financial position or results of operations. The FASB's Derivative Implementation Group is currently evaluating the application of SFAS No. 133 to certain electricity contracts. On January 1, 2001, the Company was party to such contracts of which the fair value on that date was not material. Conclusions ultimately reached by the FASB could, however, result in future earnings volatility which may be material.

3. SALE OF THE GAS BUSINESS

In October 2000, the Company completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash. The transaction was valued pursuant to an arms-length negotiation and resulted in a pre-tax gain of $183 million ($121 million net of taxes), which is reflected in "Other income (deductions)" on the Consolidated Statement of Results of Operations. Proceeds from the sale were used to finance the regional merchant generation expansion and reduce outstanding short-term debt.

4. REGULATORY MATTERS

The Company applies the provisions of the FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation" to its regulated operations. This accounting standard provides for the deferral of costs authorized for future recovery by regulators. Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:

                                                          At December 31,
$ in million                                           2000           1999
---------------------------------------------------------------------------

Income taxes recoverable through future
    revenues (b) ..................................    $19.8         $168.5
Regulatory transition costs (a) ...................    144.8           --
Other costs (b) ...................................      1.6           53.3
                                                      ------         ------
Total .............................................   $166.2         $221.8
                                                      ======         ======

(a) During 1999, legislation was enacted in Ohio, which restructures the state's electric utility industry ("the Legislation"). Beginning in 2001, electric generation, aggregation, power marketing and power brokerage services applied to Ohio retail customers are not subject to regulation by the Public Utilities Commission of Ohio ("PUCO"). As required by the Legislation, the Company filed its transition plan ("the Plan") at the PUCO in 1999, which included an application for the Company to receive transition revenues to recover regulatory assets and other potentially stranded costs. Final PUCO approval of the Plan was received in September 2000.

The Plan, which began in January 2001, provides for a three-year transition period ("the transition period") ending December 31, 2003, at which time the Company's generation business unit will be fully merchant. As a result of the PUCO final approval of the transition plan and tariff schedules, the application of SFAS No. 71 was discontinued for generation-related assets. Transmission and distribution services, which continue to be regulated based on PUCO-approved cost based rates, continue to apply SFAS No. 71. The Plan, as approved, provides for the recovery of a portion of the Company's transition costs, including generation-related regulatory assets, during the transition period. Based on the Company's assessment of recoveries of regulatory assets during the transition period, a $63.7 million before tax benefits ($41.4 million net of taxes) reduction of generation-related regulatory assets was recorded in the third quarter of 2000 as an extraordinary item in accordance with FASB Statement of Accounting Standards No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71" and other generation-related regulatory assets were reclassified to the "Regulatory transition costs" asset.

(b) Certain deferred costs remain authorized for recovery by regulators. These relate primarily to the Company's electric transmission and distribution operations and are being amortized over the recovery period of the assets involved.

5. INCOME TAXES

                                                             For the years ended December 31,
$ in millions                                               2000           1999           1998
-----------------------------------------------------------------------------------------------
COMPUTATION OF TAX EXPENSE

Federal income tax (a) .................................   $183.0         $109.7          $98.9

Increases (decreases) in tax from --
     Regulatory assets .................................     --              4.4            4.0
     Depreciation ......................................      6.5           13.1           12.5
     Investment tax credit amortized ...................     (6.1)          (3.0)          (3.0)
     Other, net ........................................     (0.8)          (3.1)           0.6
                                                           ------------------------------------

         Total tax expense .............................   $182.6         $121.1         $113.0
                                                           ====================================

COMPONENTS OF TAX EXPENSE

Taxes currently payable ................................   $243.0         $107.2         $129.2
Deferred taxes--
     Regulatory assets .................................    (13.3)          (5.8)          (8.3)
     Liberalized depreciation and amortization .........    (29.3)           5.8            5.9
     Fuel and gas costs ................................     (7.1)           9.2           (5.8)
     Other .............................................     (4.6)           7.7           (5.0)
Deferred investment tax credit, net ....................     (6.1)          (3.0)          (3.0)
                                                           ------------------------------------

         Total tax expense .............................   $182.6         $121.1         $113.0
                                                           ====================================

(a) The statutory rate of 35% was applied to pre-tax income.

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                                               At December 31,
$ in millions                                                 2000        1999
--------------------------------------------------------------------------------

NON-CURRENT LIABILITIES

Depreciation/property basis ............................    $(403.8)    $(428.0)
Income taxes recoverable ...............................      (17.3)      (59.0)
Regulatory assets ......................................      (50.6)      (16.3)
Investment tax credit ..................................       21.1        23.2
Other ..................................................       20.7        26.2
                                                            -------     -------
     Net non-current liability .........................    $(429.9)    $(453.9)
                                                            =======     =======
NET CURRENT ASSET (LIABILITY) ..........................    $  11.1     $  (9.9)
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

The following tables set forth the plans' obligations, assets and amounts recorded in Other assets on the Consolidated Balance Sheet at December 31:

$ in millions                                               2000          1999
-------------------------------------------------------------------------------

CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, January 1 ......................       $272.8        $269.2
Service cost .......................................          5.1           5.9
Interest cost ......................................         18.9          16.2
Amendments .........................................         21.1          --
Curtailment (a) ....................................         (3.1)         --
Actuarial (gain) loss ..............................        (26.6)         (3.8)
Benefits paid ......................................        (14.5)        (14.7)
                                                           ------        ------
Benefit obligation, December 31 ....................        273.7         272.8
                                                           ======        ======

$ in millions                                                   2000       1999
-------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets, January 1 .....................     421.3      358.9
Actual return on plan assets .............................     (45.5)      77.0
Benefits paid ............................................     (14.5)     (14.6)
                                                              ------     ------
Fair value of plan assets, December 31 ...................     361.3      421.3
                                                              ------     ------
Plan assets in excess of projected benefit
  obligation .............................................      87.6      148.5
Actuarial gain ...........................................     (45.8)    (101.8)
Unamortized prior service cost ...........................      23.2        9.8
Unamortized transition obligation ........................        --       (2.8)
                                                              ------     ------
Net pension assets .......................................    $ 65.0     $ 53.7
                                                              ======     ======

(A) THE CURTAILMENT WAS RECOGNIZED AS A RESULT OF THE COMPLETION OF THE SALE OF THE NATURAL GAS RETAIL DISTRIBUTION ASSETS AND CERTAIN LIABILITIES IN OCTOBER 2000 (SEE NOTE 3).

Assumptions used in determining the projected benefit obligation were as follows:

                                               2000         1999         1998
                                             ----------------------------------
Discount rate for obligations...........       7.25%        6.25%       6.25%
Expected return on plan assets..........       9.00%        7.50%       7.50%
Average salary increases................       5.00%        5.00%       5.00%

The following table sets forth the components of pension expense (portions of which were capitalized):

$ in millions                                          2000      1999      1998
-------------------------------------------------------------------------------

EXPENSE FOR YEAR
Service cost .....................................    $ 5.1     $ 5.9     $ 5.9
Interest cost ....................................     18.9      16.2      15.9
Expected return on plan assets ...................    (33.9)    (25.3)    (23.3)
Amortization of unrecognized:
  Actuarial (gain) loss ..........................     (5.0)     (0.5)      1.2
  Prior service cost .............................      4.2       2.1       2.1
  Transition obligation ..........................     (2.8)     (4.3)     (4.2)
                                                      ------    -----     -----
Net pension cost .................................    (13.5)     (5.9)     (2.4)
Curtailment (a) ..................................      2.1        --        --
                                                      ------    -----     -----
Net pension cost after curtailment ...............    $(11.4)   $(5.9)    $(2.4)
                                                      ======    =====     =====

(A) THE CURTAILMENT WAS RECOGNIZED AS A RESULT OF THE COMPLETION OF THE SALE OF THE NATURAL GAS RETAIL DISTRIBUTION ASSETS AND CERTAIN LIABILITIES IN OCTOBER 2000 (SEE NOTE 3).

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

The following tables set forth the accumulated postretirement benefit obligation ("APBO"), assets and funded status amounts recorded in Other Deferred Credits on the Consolidated Balance Sheet at December 31:

$ in millions                                           2000      1999
----------------------------------------------------------------------

CHANGE IN APBO
Benefit obligation, January 1 .....................    $32.4     $32.9
Interest cost .....................................      2.2       2.0
Curtailment (a) ...................................     (0.1)     --
Actuarial (gain) loss .............................     (1.0)      0.2
Benefits paid .....................................     (2.7)     (2.7)
                                                       -----     -----
Benefit obligation, December 31 ...................     30.8      32.4
                                                       -----     -----
CHANGE IN PLAN ASSETS
Fair value of plan assets, January 1 ..............     10.9      12.4
Actual return on plan assets ......................      1.0      (0.3)
Company contributions .............................      1.7       1.4
Benefits paid .....................................     (2.7)     (2.6)
                                                       -----     -----
Fair value of plan assets, December 31 ............     10.9      10.9
                                                       -----     -----

APBO in excess of plan assets .....................     19.9      21.5
Unamortized transition obligation .................     (6.9)    (10.0)
Actuarial gain ....................................     21.8      22.7
                                                       -----     -----
Accrued postretirement benefit liability ..........    $34.8     $34.2
                                                       =====     =====

(A) THE CURTAILMENT WAS RECOGNIZED AS A RESULT OF THE COMPLETION OF THE SALE OF THE NATURAL GAS RETAIL DISTRIBUTION ASSETS AND CERTAIN LIABILITIES IN OCTOBER 2000 (SEE NOTE 3).

Assumptions used in determining the projected benefit obligation were as follows:

                                              2000        1999          1998
                                           -------------------------------------
Discount rate for obligations.........        7.25%       6.25%         6.25%
Expected return on plan assets........        7.00%       5.70%         5.70%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.5% and 8.0% for 2000 and 1999, respectively, and decreases to 5.0% by 2005. A one percentage point change in the assumed health care trend rate would affect the service and interest cost by $0.1 million. A one percentage point increase in the assumed health care trend rate would increase the postretirement benefit obligation by $2.0 million; and a one percentage point decrease would decrease the benefit obligation by $1.6 million.

The following table sets forth the components of postretirement benefit expense:

$ in millions                                              2000    1999    1998
-------------------------------------------------------------------------------

EXPENSE FOR YEAR
Interest cost ..........................................   $2.2    $2.0    $2.0
Expected return on plan assets .........................   (0.7)   (0.7)   (1.0)
Amortization of unrecognized:
  Actuarial (gain) loss ................................   (2.2)   (2.4)   (2.2)
  Transition obligation ................................    2.9     3.0     3.0
                                                           ----    ----    ----
Postretirement benefit cost ............................    2.2     1.9     1.8
Curtailment (a) ........................................    0.1     --      --
                                                           ----    ----    ----
Postretirement benefit cost after curtailment ..........   $2.3    $1.9    $1.8
                                                           ====    ====    ====

(A) THE CURTAILMENT WAS RECOGNIZED AS A RESULT OF THE COMPLETION OF THE SALE OF THE NATURAL GAS RETAIL DISTRIBUTION ASSETS AND CERTAIN LIABILITIES IN OCTOBER 2000 (SEE NOTE 3).

7. PREFERRED STOCK

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

                            Current         Current                   Par Value
                          Redemption         Shares         At December 31, 2000 and 1999
   Series       Rate         Price        Outstanding              ($ in millions)
-----------------------------------------------------------------------------------------
 A             3.75%        $102.50           93,280                    $ 9.3
 B             3.75%        $103.00           69,398                      7.0
 C             3.90%        $101.00           65,830                      6.6
                                             -------                    -----
   Total                                     228,508                    $22.9
                                             =======                    =====

The shares may be redeemed at the option of the Company at the per share prices indicated, plus cumulative accrued dividends.

8. LONG-TERM DEBT

                                                                            At December 31,
$ in millions                                                             2000          1999
---------------------------------------------------------------------------------------------
First mortgage bonds maturing:
     2024-2026 8.01% (a) ............................................    $446.0        $446.0
     Pollution control series maturing through 2027 6.43% (a) .......     106.0         106.4
                                                                         ------        ------
                                                                          552.0         552.4

Guarantee of Air Quality Development Obligations
     6.10% Series Due 2030 ..........................................     110.0         110.0
Obligation for capital lease ........................................       4.9          --
Unamortized debt discount and premium (net) .........................      (0.4)         (1.2)
                                                                         ------        ------
     Total ..........................................................    $666.5        $661.2
                                                                         ======        ======

(A) WEIGHTED AVERAGE INTEREST RATE FOR 2000 AND 1999.

The amounts of maturities and mandatory redemptions for first mortgage bonds, notes, and the capital lease are $1.0 million per year in 2001 through 2005. Substantially all property of the Company is subject to the mortgage lien securing the first mortgage bonds.

9. NOTES PAYABLE AND COMPENSATING BALANCES

DPL and its subsidiaries have up to $300 million available through revolving credit agreements with a consortium of banks. A $200 million agreement expires in 2001 and the other, for up to $100 million, also expires in 2001. Facility fees are approximately $500,000 per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. At December 31, 2000 and 1999, DPL had no outstanding borrowings under these credit agreements.

The Company also has $75.0 million available in short-term informal lines of credit. The commitment fees are immaterial. Borrowings at December 31, 2000 and 1999 were zero.

The Company had no outstanding commercial paper balances at year-end 2000 and $123.1 million in commercial paper outstanding at a weighted average interest rate of 5.9% at December 31, 1999.

10. EMPLOYEE STOCK PLANS

In 2000, DPL's Board of Directors adopted and its shareholders approved the DPL Inc. Stock Option Plan, which serves as the primary long-term incentive program for Company executives and directors. On February 1, 2000, options were granted at an exercise price of $21.00, which was above the market price of $19.06 per share on that date. The exercise price of options granted after that date approximated the market price of the stock on the date of grant. Options granted represent three-year awards, vest five years from the grant date, and expire ten years from the grant date. At December 31, 2000, there were 390,000 options available for grant.

Summarized stock option activity was as follows:

                                                               2000
                                                           ------------
Options granted at beginning of year ...............             --
Granted ............................................        7,610,000
Exercised ..........................................             --
Expired ............................................             --
Outstanding at year-end ............................        7,610,000
Exercisable at year-end ............................             --
-----------------------------------------------------------------------
Weighted average option prices per share:
   At beginning of year ............................        $    --
   Granted .........................................            22.10
   Exercised .......................................             --
   Expired .........................................             --
   Outstanding at year-end .........................            22.10
   Exercisable at year-end .........................        $    --

The weighted-average fair value of options granted was $3.65 per share in 2000. The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model. The weighted averages for the assumptions used in determining the fair values of options granted in 2000 were as follows: expected lives of 5.1 years, expected volatility of 18.5%, a dividend yield of 3.5%, and a risk-free interest rate of 6.8%.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense of $2.3 million was recorded for grants issued prior to the measurement date for accounting purposes. If the Company had used a fair-value method of accounting for stock-base compensation cost, reported earnings on common stock for 2000 would have been $296.4 million.

The following table reflects information about stock options outstanding at December 31, 2000:

                                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                          Weighted-Average
   Range of Exercise            Number    Contractual Life  Weighted-Average     Number      Weighted-Average
        Prices               Outstanding     (in years)      Exercise Price    Exercisable    Exercise Price
-------------------------  -----------------------------------------------------------------------------------
$21.00-$29.63                  7,610,000         9.2             $22.10            --                --

11. OWNERSHIP OF FACILITIES

The Company and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocable to the owners based on their energy usage. The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests. As of December 31, 2000, the Company had $47 million of construction in progress at such facilities. The Company's share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheet.

The following table presents the Company's undivided ownership interest in such facilities at December 31, 2000:

                                                                                  Company
                                                        Company Share            Investment
                                                   -------------------------  ---------------
                                                                  Production    Gross Plant
                                                   Ownership       Capacity     in Service
                                                      (%)            (MW)     ($ in millions)
---------------------------------------------------------------------------------------------
Production Units:
     Beckjord Unit 6...........................       50.0            210            56
     Conesville Unit 4.........................       16.5            129            31
     East Bend Station.........................       31.0            186           152
     Killen Station............................       67.0            418           381
     Miami Fort Units 7 & 8....................       36.0            360           125
     Stuart Station............................       35.0            823           256
     Zimmer Station............................       28.1            365           993
Transmission (at varying percentages)..........                                      70

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                                        At December 31,
                                                                            2000                                 1999
                                                                      Gross Unrealized                     Gross Unrealized
                                                                      ----------------                     ----------------
                                                               Fair                               Fair
$ in millions                                                  Value    Gains  Losses     Cost    Value    Gains    Losses     Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Available-for-sale equity securities ......................   $122.9   $ 58.2   $ --     $ 64.7   $ 62.4   $ 20.7     --      $ 41.7

Held-to-maturity securities:
   Debt securities (A) ....................................   $ 50.2      0.8     --     $ 49.4   $ 45.8     --     $ (1.1)   $ 46.9
   Temporary cash investments .............................     11.0     --       --       11.0     82.0     --       --        82.0
                                                              ------   ------   ------   ------   ------   ------   ------    ------
       Total ..............................................   $ 61.2   $  0.8   $ --     $ 60.4   $127.8     --     $ (1.1)   $128.9

LIABILITIES (B)
Debt ......................................................   $661.8                     $662.4   $774.4                      $784.7

(A) MATURITIES RANGE FROM 1999 TO 2010.
(B) INCLUDES CURRENT MATURITIES.

Gross realized gains (losses) were $0.1 and $(0.5) million in 2000, $12.4 and $(1.0) million in 1999, and $6.3 million and no losses in 1998, respectively.

13. RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                     For the years ended December 31,
$ in millions                                                        2000          1999          1998
------------------------------------------------------------------------------------------------------
Net income ..................................................       $298.8        $192.5        $169.5
Adjustments:
     Depreciation and amortization ..........................        130.3         134.0         125.5
     Noncash extraordinary item, net of tax .................         41.4          --            --
     Gain on sale of natural gas retail distribution
       operations ...........................................       (182.5)         --            --
     Deferred income taxes ..................................        (60.5)         13.9         (16.2)
     Other deferred credits .................................         22.5           3.7          15.4
     Amortization of regulatory assets, net .................         16.3          25.8          33.0
     Operating expense provisions ...........................         26.9         (10.3)         10.0
     Accounts receivable ....................................         (5.4)         12.6         (13.5)
     Accounts payable .......................................        (36.7)         24.8         (21.0)
     Accrued taxes payable ..................................         63.5           3.3           3.1
     Inventory ..............................................         (5.8)         19.3         (25.1)
     Other ..................................................        (23.3)        (18.3)         10.5
                                                                    ----------------------------------

Net cash provided by operating activities ...................       $285.5        $401.3        $291.2
                                                                    ==================================

14. BUSINESS SEGMENT REPORTING

The Company sells and distributes electricity to residential, commercial, industrial and governmental customers within a 6,000 square mile service territory. The Company also sold and distributed natural gas until October 31, 2000, at which time the Company completed the sale of its natural gas retail distribution assets and certain liabilities (see Note 3).

For purposes of the segment disclosure required by the FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company's results are classified in two segments, electric and natural gas.

SEGMENT INFORMATION                                                           2000           1999           1998
------------------------------------------------------------------------------------------------------------------
ELECTRIC
Revenue from external customers ......................................      $1,110.1       $1,058.3       $1,073.0
Intersegment revenues ................................................          --              2.2            2.5
Depreciation and amortization ........................................         122.9          125.9          118.0
Earnings before interest, taxes, and extraordinary item ..............         407.7          352.7          336.2
Segment assets .......................................................       2,516.1        2,584.0        2,702.1
Expenditures - construction additions ................................         117.8           69.9          101.1

NATURAL GAS (A)
Revenue from external customers ......................................         183.8          215.0          211.2
Intersegment revenues ................................................           1.9            3.9            2.8
Depreciation and amortization ........................................           7.4            8.1            7.5
Earnings before interest, taxes, and extraordinary item ..............          24.2           27.2           23.9
Segment assets .......................................................          --            321.7          322.7
Expenditures - construction additions ................................           7.1            9.6            9.7

TOTAL
Revenue from external customers ......................................       1,293.9        1,273.3        1,284.2
Intersegment revenues ................................................           1.9            6.1            5.3
Depreciation and amortization ........................................         130.3          134.0          125.5
Operating income before unallocated corporate expenses ...............         431.9          379.9          360.1
Segment assets .......................................................       2,516.1        2,905.7        3,024.8
Expenditures - construction additions ................................         124.9           79.5          110.8


RECONCILIATION (B)
PROFIT OR LOSS
Operating income before unallocated corporate expenses ...............      $  431.9       $  379.9       $  360.1
Unallocated corporate expenses .......................................          (7.1)           1.1           (0.2)
Investment income ....................................................          10.5           21.8           11.2
Other income and deductions ..........................................         160.2           (7.7)          (1.4)
Interest expense .....................................................         (72.7)         (81.5)         (87.2)
                                                                            --------       --------       --------
  Income before income taxes .........................................      $  522.8       $  313.6       $  282.5
                                                                            ========       ========       ========
ASSETS
Total segment assets .................................................      $2,516.1       $2,905.7       $3,024.8
Unallocated corporate assets .........................................         205.4          247.8          387.6
                                                                            --------       --------       --------
  Total assets .......................................................      $2,721.5       $3,153.5       $3,412.4
                                                                            ========       ========       ========

(A) THE COMPANY COMPLETED THE SALE OF ITS NATURAL GAS RETAIL DISTRIBUTION ASSETS AND CERTAIN LIABILITIES IN OCTOBER 2000 (SEE NOTE 3).

(B)  FOR CATEGORIES NOT RECONCILED ABOVE, SEGMENT TOTALS EQUAL CONSOLIDATED
     TOTALS.

                   SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                     March 31,          June 30,       September 30,      December 31,
$ in millions                                      2000     1999     2000     1999     2000     1999     2000     1999
-----------------------------------------------------------------------------------------------------------------------
Utility service revenues ......................   $361.0   $362.9   $293.9   $277.2   $337.2   $319.8   $301.8   $313.4
Income before income taxes and
   extraordinary item .........................     88.1    116.3     73.5     58.2    104.4     94.3    256.8     44.8
Income before extraordinary item ..............     88.1     71.8     73.5     36.9     67.0     56.3    111.6     27.5
Net income ....................................     56.1     71.8     47.1     36.9     25.6     56.3    170.0     27.5
Earnings on common stock ......................     55.9     71.6     46.9     36.7     25.4     56.1    169.7     27.2
Cash dividends paid ...........................     --       55.8    102.5     26.0     87.1     --      416.8     48.5

                  FINANCIAL AND STATISTICAL SUMMARY (UNAUDITED)

                                                                  2000            1999           1998           1997          1996
------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,

Utility service revenues (millions) .....................      $ 1,293.9        1,273.3        1,284.2        1,254.4        1,258.4
Earnings on common stock (millions) .....................      $   297.9          191.6          168.6          171.1          163.9

Cash dividends paid (millions) ..........................      $   606.4          130.3          238.8          118.5          138.3

Electric sales (millions of kWh)--(a)
     Residential ........................................          4,816          4,725          4,790          4,788          4,924
     Commercial .........................................          3,539          3,390          3,518          3,408          3,407
     Industrial .........................................          4,851          4,876          4,655          4,749          4,540
     Other ..............................................          4,317          3,876          4,518          3,664          3,443
                                                                  ------         ------         ------         ------         ------
         Total ..........................................         17,523         16,867         17,481         16,609         16,314

Gas sales (thousands of MCF)--(b)
     Residential ........................................         18,538         24,450         24,877         29,277         31,087
     Commercial .........................................          5,838          7,647          7,433          9,567          9,424
     Industrial .........................................          2,034          2,246          1,916          2,520          3,404
     Other ..............................................            776          1,182          1,699          2,153          2,829
     Transported gas ....................................         16,105         20,190         17,788         18,523         16,953
                                                                  ------         ------         ------         ------         ------
         Total ..........................................         43,291         55,715         53,713         62,040         63,697

At December 31,

Total assets (millions) .................................      $ 2,721.5        3,153.5        3,412.4        3,326.8        3,243.2
Long-term debt (millions) ...............................      $   666.5          661.2          885.6          886.0          926.3

First mortgage bond ratings--
     Fitch ..............................................             AA             AA             AA             AA             AA
     Standards & Poor's Corporation .....................           BBB+            AA-            AA-            AA-            AA-
     Moody's Investors Service ..........................             A2            Aa3            Aa3            Aa3            Aa3

Number of Preferred Shareholders ........................            471            509            559            625            684

(A) "OTHER" ELECTRIC SALES INCLUDE MERCHANT ELECTRIC PEAKING GENERATION CAPACITY SALES.

(B) THE COMPANY COMPLETED THE SALE OF ITS NATURAL GAS RETAIL DISTRIBUTION ASSETS AND CERTAIN LIABILITIES IN OCTOBER 31, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of The Dayton Power and Light Company

In our opinion, the consolidated financial statements listed in the index, appearing under Item 14(a)(1) on page 53, present fairly, in all material respects, the financial position of The Dayton Power and Light Company at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 53, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
January 29, 2001

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.


PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

DIRECTORS OF THE REGISTRANT

The Board is presently authorized to consist of eleven directors. These directors are also directors of DPL Inc., the holding company of the Company. The directors are to be elected this year to serve until the Annual Meeting of Shareholders in 2002 or until their successors are duly elected and qualified. Should any nominee become unable to accept nomination or election, the Board will vote for the election of such other person as a director as the present directors may recommend in the place of such nominee.

The following information regarding the nominees is based on information furnished by them:

                                                                        Director
                                                                          Since
--------------------------------------------------------------------------------
THOMAS J. DANIS, Age 51                                                    1989
  Chairman and Chief Executive Officer,
  The Danis Companies, Dayton, Ohio, construction, real estate and environmental services.
  Trustee:  Miami Valley Research Park Foundation.

JAMES F. DICKE, II, Age 55                                                 1990
  President, Crown Equipment Corporation, New Bremen, Ohio, international manufacturer and distributor of electric lift trucks and material handling products.
  Director:  Regional Boys and Girls Clubs of America,
  Anderson-Cooke, Inc., Dayton Art Institute,
  Gulf States Paper Co.
  Chairman:  Trinity University Board of Trustees.
  Secretary:  Culver Educational Foundation.

PETER H. FORSTER, Age 58                                                   1979
  Chairman, DPL Inc. and The Dayton Power and Light
  Company.
  Chairman:  Miami Valley Research Foundation.
  Director:  Amcast Industrial Corp.
  Trustee:  F. M. Tait Foundation.

ERNIE GREEN, Age 62                                                        1991
  President and Chief Executive Officer, Ernie Green
  Industries, Dayton, Ohio, automotive components manufacturer.
  Director:  Pitney Bowes Inc., Eaton Corp.
  Eaton Corp., Gradall.

                                                                        Director
                                                                          Since
--------------------------------------------------------------------------------
JANE G. HALEY, Age 70                                                      1978
  President and Chief Executive Officer, Gosiger, Inc.,
  Dayton, Ohio, national importer and distributor of machine tools.
  Director:  The Ultra-Met Company, Urbana, Ohio,
  ONA America, Dayton, Ohio.
  Trustee:  University of Dayton, Chaminade-Julienne
  High School, Dayton, Ohio.
  Member Miami Valley Economic Development Coalition.

ALLEN M. HILL, Age 55                                                      1989
  President and Chief Executive Officer, DPL Inc. and
  The Dayton Power and Light Company.
  Director:  Fifth Third BanKcorp, Premier Health Partners.
  Trustee:  Dayton Business Committee,
  The University of Dayton, Air Force Museum Foundation,
  Alliance Community Schools.

W AUGUST HILLENBRAND, Age 60                                               1992
  Director, Hillenbrand Industries, Batesville, Indiana, a diversified public holding company with three wholly-owned and autonomously operated subsidiaries manufacturing caskets, hospital furniture, hospital supplies and providing funeral planning services.
  Director:  Forecorp, Inc., Forethought Life Insurance
  Company, Hon Industries.
  Trustee:  National Committee for Quality Health Care,
  Batesville Girl Scouts.
  Trustee Emeritus:  Denison University.

DAVID R. HOLMES, Age 60                                                    1994
  Chairman, The Reynolds and Reynolds Company,
  Dayton, Ohio, information management systems.
  Director:  NCR Corporation, Dayton, Ohio.
  Advisor:  J. L. Kellogg Graduate School of Management,
  Northwestern University.
  Member:  Dayton Business Committee, Downtown Dayton
  Partnership.

                                                                        Director
                                                                          Since
--------------------------------------------------------------------------------
BURNELL R. ROBERTS, Age 73                                                 1987
  Retired Chairman of the Board and Chief Executive Officer, The Mead Corporation, Dayton, Ohio, forest products producer.
  Principal:  Pembroke Associates.
  Director:  Rayonier, Inc., p4A.com Ltd.
  Trustee:  Granum Value Fund.

GEORGE R. ROBERTS, Age 57                                                  2000
  Partner, Kohlberg Kavis Roberts & Co. L.P. and Managing
  Member of KKR & Co. LLC, New York City, investment company.
  Director:  Accuride Corporation, Amphenol Corporation, Borden,
  Inc., The Boyds Collection, Ltd., Evenflo Company Inc.,
  IDEX Corporation, KinderCare Learning Center, Inc.,
  KSL Recreation Group, Inc., Owens-Illinois, Inc., PRIMEDIA, Inc.,
  Safeway Inc., Spalding Holdings Corporation.
  Trustee:  Claremont McKenna College, Culver Military Academy.
  Member:  San Francisco Symphony, San Francisco Ballet,
  Fine Arts Museum.

SCOTT M. STUART, Age 41                                                    2000
  Member, KKR & Co. LLC, New York City, investment company.
  Director:  AEP Industries Inc., Borden, Inc., The Boyds Collection,
  Ltd., KSL Recreation Corp.
  Board Member:  The Boys Club of New York, Greenwich Country
  Day School, WNET/Channel 13.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                              (AS OF MARCH 1, 2001)

                                          Business Experience,
                                            Last Five Years
                                       (Positions with Registrant
    Name                     Age       Unless Otherwise Indicated)                      Dates
-------------------------   -----    -------------------------------------     -----------------------
Allen M. Hill                55      President and Chief Executive              4/06/92  -    3/01/01
                                        Officer
                                     President and Chief Executive              1/01/97  -    3/01/01
                                        Officer, DPL Inc.
                                     President and Chief Operating              9/26/95  -    1/01/97
                                        Officer, DPL Inc.

Stephen F. Koziar, Jr.       56      Group Vice President and                   1/31/95  -    3/01/01
                                         Secretary, DPL Inc. and
                                         the Company

Elizabeth M. McCarthy        41      Vice President and Chief                   9/26/00  -    3/01/01
                                     Officer, Chief Accounting
                                         Financial Officer, DPL Inc.
                                         and the Company
                                     Vice President and Chief                   4/01/00  -    9/26/00
                                         Accounting Officer, DPL Inc.
                                         and the Company
                                     Accounting Officer
                                     Partner, PricewaterhouseCoopers            7/01/94  -    3/31/00
                                         LLP, New York, NY

Arthur G. Meyer              50      Vice President, Legal and                 11/21/97  -    3/01/01
                                         Corporate Affairs
                                     Director, Corporate Relations              5/14/96  -   11/21/97
                                     Treasurer                                  6/27/95  -    5/14/96

Bryce W. Nickel              44      Assistant Vice President                   1/01/94  -    3/01/01

H. Ted Santo                 50      Group Vice President                       12/08/92 -    3/01/01

Patricia K. Swanke           41      Vice President, Operations                 9/29/99  -    3/01/01
                                     Managing Director                          9/08/96  -    9/29/99
                                     Operations Director                        7/27/95  -    9/08/96

Judy Wyatt                   49      Group Vice President,                      1/31/95  -    3/01/01
                                         DPL Inc. and the Company

Item 11 - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

Directors of the Company who are not employees receive an annual award of 1,500 common shares for services as a director. All shares are awarded under the Directors' Deferred Stock Compensation Plan and are transferred to a grantor trust (the "Master Trust") maintained by DPL Inc. to secure its obligations under various directors' and officers' deferred and incentive compensation plans. The annual share award replaced cash director fees effective July 1, 2000. Previously, directors received $12,000 annually plus meeting attendance and committee fees.

Non-employee directors are eligible to receive grants of stock options under the DPL Inc. Stock Option Plan. Each non-employee director, except Mr. Forster, was granted an option to purchase 50,000 shares on February 1, 2000 at an exercise price of $21.00 per share, which was above the market price of $19.06 per share on that date. These options represent a three-year block grant, are currently exercisable and expire on February 1, 2010.

DPL Inc. maintains a Deferred Compensation Plan for non-employee directors in which payment of directors' fees may be deferred. Under the standard deferred income program directors are entitled to receive a lump sum payment or payments in installments over a period up to 20 years. Effective January 31, 2000, the supplementary deferred income program was terminated for current directors and the value of each director's supplementary account transferred to his or her standard deferral account. All current directors have designated their standard deferral account be invested in DPL Inc. common share units. Share units are paid in common shares.

Mr. Forster, who retired as Chief Executive Officer of DPL Inc. effective December 31, 1996, entered into a three year agreement with DPL Inc. and the Company pursuant to which he serves as Chairman of the Board of DPL Inc. and the Company and provides advisory and strategic planning services. The term of the agreement is automatically extended each December 31 for an additional year unless either party gives advance notice of nonrenewal. For these services, Mr. Forster receives an annual fee of $550,000 (as well as such bonuses, if any, as may be determined by the Compensation and Management Review Committee in its discretion) and is eligible to receive grants of stock options under the DPL Inc. Stock Option Plan. As Chairman, Mr. Forster is responsible for the long-term strategic planning of the Company, the oversight of financial assets, and the evaluation and recommendations relating to the merger, acquisition and disposition of utility assets. Mr. Forster participates in an incentive program for individuals managing financial assets.

EXECUTIVE OFFICER COMPENSATION

SUMMARY COMPENSATION TABLE

Set forth below is certain information concerning the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of DPL Inc. and the Company, for the last three fiscal years, for services rendered in all capacities.

                                            Annual                           Long Term
                                         Compensation                      Compensation
                                     ------------------     ------------------------------------------
                                                                              Securities
                                                              Restricted      Underlying      LTIP           All Other
  Name and Principal                 Salary    Bonus (1)    Share Units (2)   Options (3)  Payouts (4)    Compensation (5)
       Position              Year      ($)        ($)             ($)              (#)         ($)              ($)
-------------------------    ----    -------   --------     ---------------   -----------  -----------    ----------------
Allen M. Hill                2000    600,000    300,000           --           1,350,000    2,180,000          1,000
  President and Chief        1999    550,000    462,000           --                --        525,000          1,000
    Executive Officer        1998    500,000    300,000     505,000 ('99-01)        --        275,000          1,000

Peter H. Forster (6)         2000    550,000    300,000           --           2,400,000    3,312,000         61,000
  Chairman                   1999    500,000    250,000           --                --      1,130,000         84,000
                             1998    500,000    200,000     420,000 ('99-01)        --      1,130,000         87,000

Judy Wyatt                   2000    294,000    100,000           --             525,000      500,000          1,000
  Group Vice President       1999    280,000    180,000           --                --          --             1,000
                             1998    264,000    119,000     197,000 ('99-01)        --          --             1,000

Stephen F. Koziar, Jr.       2000    272,000    100,000           --             495,000    1,100,000          1,000
  Group Vice President       1999    259,000    166,000           --                --        350,000          1,000
   and Secretary             1998    244,000    110,000     186,000 ('99-01)        --        200,000          1,000

Elizabeth M. McCarthy (7)    2000    280,000    220,000           --             250,000      300,000          1,000
  Vice President, Chief
   Financial Officer and
   Chief Accounting Officer

(1) Amounts in this column represent awards made under the Management Incentive Compensation Program ("MICP"). Awards are based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.

(2) Amounts shown in this column represent the dollar value of Restricted Share Units ("RSUs") awarded to the named executive officer under the Management Stock Incentive Plan ("MSIP") based on the closing price of a DPL Inc. common share on the New York Stock Exchange--Consolidated Transactions Tape on the date of award. Effective February 1, 2000, the DPL Inc. Stock Option Plan replaced the MSIP and no additional awards were made under the MSIP.

     Awards shown for 1998 covered a three-year performance period (1999-2001). Earning of these RSUs was dependent on the extent that the DPL Inc. average return on equity ("ROE") and total return to shareholders exceeded the Regulatory Research Associates industry median. Depending on the performance of DPL Inc., these RSUs could be earned in amounts ranging from 0% to 200% of the target award. As a result of replacing the MSIP with the Stock Option Plan, outstanding awards under the MSIP were concluded by crediting one-third of the RSUs awarded for plan years '99-01 as earned at 150% of the target award. Amounts shown for 1998 reflect this action. These RSUs vest in one-third annual increments ending in 2002. RSUs earned under the MSIP are not payable until 2005.

     For each RSU which is earned and vests, a participant receives the equivalent of one DPL Inc. common share plus dividend equivalents from the date of award. All payouts of vested RSUs under the MSIP are deferred until retirement and are made in DPL Inc. common shares.

(3) Amounts in this column represent a three-year block grant of stock options to the named executive under the DPL Inc. Stock Option Plan in lieu of awards under the MSIP. Each executive was granted a number of option shares equal to three times the executive's earned RSUs held in the Master Trust under the MSIP. See "Option Grants in Last Fiscal Year."

(4) Amounts shown for 2000 include the dollar value of a one-time contingent award of RSUs approved by the Compensation Committee in 1999 which could be earned only if the closing price of DPL Inc. common shares on the NYSE Consolidated Transactions Tape achieved $26 per share between June 1999 and July 1, 2001. These RSUs were earned in 2000 and settled in cash.

     Amounts in this column for 1998 and 1999 also represent annualized incentives earned by the named executive officer under a long-term incentive program for individuals managing all financial assets of DPL Inc. Incentives were earned based on net cumulative investment performance of such assets over the four-year period 1996 through 1999. For 2000, incentives were earned based on annual performance and include $100,000 for Mr. Hill, $1.232 million for Mr. Forster, and $100,000 for Mr. Koziar. The financial asset portfolio value was $1.3 billion at December 31, 2000, contributed $181 million to income during the 1997-2000 period and had $165 million in unrealized gains at December 31, 2000.

(5) Amounts in this column represent employer matching contributions on behalf of each named executive under the Company Employee Savings Plan made to the DPL Inc. Employee Stock Ownership Plan.

(6) Annual compensation shown for Mr. Forster for 1998, 1999 and 2000 was paid pursuant to an agreement with DPL Inc. and the Company. Long term compensation award opportunities shown for 1998 represent the dollar value of restricted shares awarded to Mr. Forster under the Directors' Stock Plan which were subject to the same earning and vesting criteria generally applicable to RSUs. All other compensation shown for 2000 represents directors fees of $26,700 and the dollar value of the annual award of 1,500 shares to each non-employee director in lieu of directors fees, and for 1999 and 1998 represents directors fees of $37,000 and an award of 2,700 shares under the Directors' Stock Plan. Participation in the Director compensation program by Mr. Forster was terminated during the year 2000.

(7) Ms. McCarthy joined DPL Inc. in March 2000. Ms. McCarthy has an employment agreement with DPL Inc. which provides for annual base salary as determined by the Compensation Committee, participation in the MICP, a stock option grant, $100,000 signing bonus subject to forfeiture and severance benefits. The agreement is terminable upon 30 days notice.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made to the named executive officers during the fiscal year ended December 31, 2000.

                                                         Individual Grants
                                  -----------------------------------------------------------
                                    Number of
                                    Securities       % of Total
                                    Underlying     Options Granted    Exercise
                                     Options       to Employees in      Price      Expiration         Grant Date
Name                              Granted (#)(1)     Fiscal Year      ($/Share)       Date        Present Value($)(2)
-------------------------------   --------------   ---------------    ---------    ----------     -------------------
Allen M. Hill..................      1,350,000           20.9           21.00         2/1/10           4,239,000
Peter H. Forster...............      2,400,000           37.2           21.00         2/1/10           7,536,000
Judy Wyatt.....................        525,000            8.1           21.00         2/1/10           1,648,500
Stephen F. Koziar, Jr..........        495,000            7.7           21.00         2/1/10           1,554,300
Elizabeth M. McCarthy..........        250,000            3.9           21.00         2/1/10             917,500

(1) Options granted pursuant to the DPL Inc. Stock Option Plan on February 1, 2000 at an above market exercise price of $21 per share. The closing price on February 1, 2000 was $19 1/16 per share. These options represent a three-year block grant, vest in five cumulative installments of 20% on December 31, 2000, 2001, 2002, 2003 and 2004, and become exercisable on January 1, 2005. Ms. McCarthy's option was granted in March 2000.

(2) The grant date present value was determined using the Black-Scholes pricing model. Significant assumptions used in the model were: expected volatility 18.5%, risk-free rate of return 6.79%, dividend yield 3.6% and time of exercise 5.1 years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth information concerning each exercise of stock options during fiscal 2000 by each of the named executive officers and the fiscal year-end value of unexercised options.

                                              Shares                Number of Securities Underlying      Value of Unexercised
                                             Acquired                Unexercised Options at Fiscal   In-the-Money Options at Fiscal
                                                on         Value            Year-End (#)                    Year-End ($)(1)
                                             Exercise    Realized   ---------------------------------------------------------------
        Name                                   (#)          ($)      Exercisable  Unexercisable       Exercisable  Unexercisable
        ----                                 --------    --------    -----------  -------------       -----------  -------------
Allen M. Hill .........................         --           --           --        1,350,000              --       16,456,500
Peter H. Forster ......................         --           --           --        2,400,000              --       29,256,000
Judy Wyatt ............................         --           --           --          525,000              --        6,399,750
Stephen F. Koziar, Jr .................         --           --           --          495,000              --        6,034,050
Elizabeth M. McCarthy .................         --           --           --          250,000              --        3,047,500

(1) Unexercised options were in-the-money if the fair market value of the underlying shares exceeded the exercise price of the option at December 31, 2000.

CHANGE IN CONTROL AGREEMENTS

DPL Inc. has in place agreements with each of Mr. Hill, Mr. Koziar, Ms. Wyatt and Ms. McCarthy providing for the payment of benefits upon the consummation of a change in control of DPL Inc. or the Company (generally, defined as the acquisition of 50% or more of the voting securities (15% or more without board approval) or certain mergers or other business combinations). The agreements require the individuals to remain with DPL Inc. throughout the period during which any change of control transaction is pending in order to help put in place the best plan for the shareholders. The principal benefits under each agreement include payment of the following: (i) 300% of the sum of the individual's annual base salary at the rate in effect on the date of the change in control plus the average amount paid to the individual under the MICP for the three preceding years; (ii) all awarded or earned but unpaid RSUs; and (iii) continuing medical, life, and disability insurance. In addition, upon termination of the individual's employment under specified circumstances during the pendency of a change of control, the individual is entitled to receive the individual's full base salary and accrued benefits through the date of termination and the individual's award for the current period under the MICP (or for a completed period if no award for that period has yet been determined) fixed at an amount equal to his average annual award paid for the preceding three years. In the event any payments under these agreements are subject to an excise tax under the Internal Revenue Code of 1986, the payments will be adjusted so that the total payments received on an after-tax basis will equal the amount the individual would have received without imposition of the excise tax. The agreements are effective for one year but are automatically renewed each year unless DPL Inc. or the participant notifies the other one year in advance of its or his or her intent not to renew. DPL Inc. is obligated at the time of a change of control to fund its obligations under the agreements by transferring required payments to the Master Trust. Mr. Forster's agreement with DPL Inc. and the Company contains similar benefits provisions.

PENSION PLANS

The following table sets forth the estimated total annual benefits payable under the Company retirement income plan and the supplemental executive retirement plan to executive officers at normal retirement date (age 65) based upon years of accredited service and final average annual compensation (including base and incentive compensation) for the three highest years during the last ten:

                                   Total Annual Retirement Benefits for
                                  Years of Accredited Service at Age 65
      Final Average          -----------------------------------------------
     Annual Earnings          10 Years          15 Years         20-30 Years
     ---------------         ----------        ----------        -----------
      $  200,000             $  51,500         $  77,500          $ 103,000
         400,000               108,500           163,000            217,000
         600,000               165,500           248,500            331,000
         800,000               222,500           334,000            445,000
       1,000,000               279,500           419,500            559,000
       1,200,000               336,500           505,000            673,000
       1,400,000               393,500           590,500            787,000

The years of accredited service for the named executive officers are Mr. Hill -- 31 yrs.; Mr. Koziar -- 31 yrs.; Ms. Wyatt -- 21 yrs. and Ms. McCarthy -- 18 yrs. Benefits are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers. Mr. Forster ceased to accrue benefits under the retirement plans effective upon his retirement as an employee of DPL Inc. and the Company.

Participation in the supplemental plan has been terminated for all executive officers and the benefits enumerated above reduced by 21%. The present value of each individual's accrued benefit under the supplemental plan, determined by DPL Inc.'s actuary, was transferred to a deferred payment account.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The Company's stock is actually owned by DPL Inc.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

     None.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (a) Documents filed as part of the Form 10-K

1.   FINANCIAL STATEMENTS

See Item 8 - Index to Consolidated Financial Statements on page 22, which page is incorporated herein by reference.

2.   FINANCIAL STATEMENT SCHEDULE

For the three years in the period ended December 31, 2000:

                                                                        Page No.
                                                                        --------

Schedule II - Valuation and qualifying accounts                            59

The information required to be submitted in Schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.   EXHIBITS

The exhibits filed as a part of this Annual Report on Form 10-K are:

                                                                                  Incorporated Herein by
                                                                                  Reference as Filed With
                                                                               -----------------------------
2(a)   Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and    Exhibit A to the 1986 Proxy
       the Company dated January 6, 1986....................................   Statement (File No. 1-2385)

2(b)   Copy of Asset Purchase Agreement, dated December 14, 1999 between       Exhibit 2 to Report on Form
       The Dayton Power and Light Company, Indiana Energy, Inc., and           10-Q for the quarter ended
       Number-3CHK, Inc.....................................................   September 30, 2000
                                                                               (File No. 1-2385)

3(a)   Regulations and By-Laws of the Company...............................   Exhibit 2(e) to Registration
                                                                               Statement No. 2-68136 to Form
                                                                               S-16

3(b)   Copy of Amended Articles of Incorporation of the Company dated          Exhibit 3(b) to Report on
       January 3, 1991......................................................   Form 10-K for the year ended
                                                                               December 31, 1991 (File No.
                                                                               1-2385)

4(a)   Copy of Composite Indenture dated as of October 1, 1935, between the    Exhibit 4(a) to Report on
       Company and The Bank of New York, Trustee with all amendments through   Form 10-K for the year ended
       the Twenty-Ninth Supplemental Indenture..............................   December 31, 1985 (File No.
                                                                               1-2385)

4(b)   Copy of the Thirtieth Supplemental Indenture dated as of March 1,       Exhibit 4(h) to Registration
       1982, between the Company and The Bank of New York, Trustee..........   Statement No. 33-53906

4(c)   Copy of the Thirty-First Supplemental Indenture dated as of             Exhibit 4(h) to Registration
       November 1, 1982, between the Company and The Bank of New York,         Statement No. 33-56162
       Trustee..............................................................

4(d)   Copy of the Thirty-Second Supplemental Indenture dated as of            Exhibit 4(i) to Registration
       November 1, 1982, between the Company and The Bank of New York,         Statement No. 33-56162
       Trustee..............................................................

4(e)   Copy of the Thirty-Third Supplemental Indenture dated as of December    Exhibit 4(e) to Report on
       1, 1985, between the Company and The Bank of New York, Trustee.......   Form 10-K for the year ended
                                                                               December 31, 1985 (File No.
                                                                               1-2385)

4(f)   Copy of the Thirty-Fourth Supplemental Indenture dated as of April 1,   Exhibit 4 to Report on Form
       1986, between the Company and The Bank of New York, Trustee..........   10-Q for the quarter ended
                                                                               June 30, 1986 (File No.
                                                                               1-2385)

4(g)   Copy of the Thirty-Fifth Supplemental Indenture dated as of December    Exhibit 4(h) to Report on
       1, 1986, between the Company and The Bank of New York, Trustee.......   Form 10-K for the year ended
                                                                               December 31, 1986 (File No.
                                                                               1-9052)

4(h)   Copy of the Thirty-Sixth Supplemental Indenture dated as of             Exhibit 4(i) to Registration
       August 15, 1992, between the Company and The Bank of New York,          Statement No. 33-53906
       Trustee..............................................................

4(i)   Copy of the Thirty-Seventh Supplemental Indenture dated as of           Exhibit 4(j) to Registration
       November 15, 1992, between the Company and The Bank of New York,        Statement No. 33-56162
       Trustee..............................................................

4(j)   Copy of the Thirty-Eighth Supplemental Indenture dated as of November   Exhibit 4(k) to Registration
       15, 1992, between the Company and The Bank of New York, Trustee......   Statement No. 33-56162

4(k)   Copy of the Thirty-Ninth Supplemental Indenture dated as of January     Exhibit 4(k) to Registration
       15, 1993, between the Company and The Bank of New York, Trustee......   Statement No. 33-57928

4(l)   Copy of the Fortieth Supplemental Indenture dated as of February 15,    Exhibit 4(m) to Report on
       1993, between the Company and The Bank of New York, Trustee..........   Form 10-K for the year ended
                                                                               December 31, 1992 (File No.
                                                                               1-2385)

4(m)   Copy of the Forty-First Supplemental Indenture dated as of February     Exhibit 4(m) to Report on
       1, 1999, between the Company and The Bank of New York, Trustee.......   Form 10-K for the year ended
                                                                               December 31, 1998 (File No.
                                                                               1-2385)

10(a)  Copy of Directors' Deferred Stock Compensation Plan amended             Filed herewith as Exhibit
       December 31, 2000....................................................   10(a) on page 60

10(b)  Copy of Directors' Deferred Compensation Plan amended December 31,      Filed herewith as Exhibit
       2000.................................................................   10(b) on page 72

10(c)  Copy of Management Stock Incentive Plan amended December 31, 2000....   Filed herewith as Exhibit
                                                                               10(c) on page 92

10(d)  Copy of Key Employees Deferred Compensation Plan amended December 31,   Filed herewith as Exhibit
       2000.................................................................   10(d) on page 106

10(e)  Form of Change of Control Agreement with Certain Executive Officers..   Filed herewith as Exhibit
                                                                               10(e) on page 125

10(f)  Copy of Stock Option Plan............................................   Filed herewith as Exhibit
                                                                               10(f) on page 137

18     Copy of preferability letter relating to change                         Exhibit 18 to Report on Form
       in accounting for unbilled revenues from Price Waterhouse LLP........   10-K for the year ended
                                                                               December 31, 1988 (File No.
                                                                               1-2385)

21     Copy of List of Subsidiaries of the Company..........................   Filed herewith as Exhibit 21
                                                                               on page 147

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE DAYTON POWER AND LIGHT COMPANY

                                           Registrant


March 30, 2001                                      /s/ Allen M. Hill
                                           -------------------------------------
                                                       Allen M. Hill
                                           President and Chief Executive Officer
                                               (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ T. J. Danis          Director                             March 30, 2001
------------------------
     (T. J. Danis)


                             Director                             March 30, 2001
------------------------
   (J. F. Dicke, II)


   /s/ P. H. Forster         Director and Chairman                March 30, 2001
------------------------
    (P. H. Forster)


     /s/ E. Green            Director                             March 30, 2001
------------------------
      (E. Green)


    /s/ J. G. Haley          Director                             March 30, 2001
------------------------
     (J. G. Haley)


    /s/ A. M. Hill           Director, President and Chief        March 30, 2001
------------------------     Executive Officer
     (A. M. Hill)


                             Director                             March 30, 2001
------------------------
  (W A. Hillenbrand)


   /s/ D. R. Holmes          Director                             March 30, 2001
------------------------
    (D. R. Holmes)


   /s/ B. R. Roberts         Director                             March 30, 2001
------------------------
    (B. R. Roberts)


                             Director                             March 30, 2001
------------------------
    (G. R. Roberts)


                             Director                             March 30, 2001
------------------------
    (S. M. Stuart)


  /s/ E. M. McCarthy         Vice President and Chief Financial   March 30, 2001
------------------------     Officer (principal financial and
   (E. M. McCarthy)          accounting officer)

SCHEDULE II


                       The Dayton Power and Light Company
                        VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 2000, 1999, and 1998


($ in thousands)

--------------------------------------------------------------------------------------------------------------------------
                   COLUMN A                              COLUMN B            COLUMN C              COLUMN D      COLUMN E
--------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                                       --------------------
                                                        Balance at     Charged                                  Balance at
                                                       Beginning of       to                      Deductions      End of
            Description                                   Period        Income        Other           (1)         Period
--------------------------------------------------------------------------------------------------------------------------
2000:
Deducted from accounts receivable--

   Provision for uncollectible accounts ..............     $4,332        $9,115        $ --          $6,600        $6,847

1999:
Deducted from accounts receivable--

   Provision for uncollectible accounts ..............     $4,657        $5,171        $ --          $5,496        $4,332

1998:
Deducted from accounts receivable--

   Provisions for uncollectible accounts .............     $4,657        $8,182        $ --          $8,182        $4,657


(1)  Amounts written off, net of recoveries of accounts previously written off.