Form 10-Q
period 2001-03-31
DAYTON POWER & LIGHT CO
filed 2001-05-14
CIK 27430

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 1-2385
                                                 ------

                       THE DAYTON POWER AND LIGHT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              OHIO                                    31-0258470
-------------------------------------   --------------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                           COURTHOUSE PLAZA SOUTHWEST
                               DAYTON, OHIO 45402
        ---------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (937) 224-6000
        ---------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X            NO
                                ------            ------


Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                   41,172,173 Shares
------------------------------------     -------------------------------------
       (Title of each class)                (Outstanding at March 31, 2001)

                       THE DAYTON POWER AND LIGHT COMPANY

                                      INDEX
                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statement of Results of Operations                                   3

                  Consolidated Statement of Cash Flows                                              4

                  Consolidated Balance Sheet                                                        5

                  Consolidated Statement of Shareholder's Equity                                    7

                  Notes to Consolidated Financial Statements                                        8

                  Operating Statistics                                                             10

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            11

         Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                                                   14


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                 14

         Signatures                                                                                15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       THE DAYTON POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ---------------------------------
                                                                                        2001            2000
                                                                                        ----            ----
          REVENUES
          Utility Service Revenues --
            Electric.............................................................      $294.7          $259.5
            Gas..................................................................        -              101.5
                                                                                       ------          ------
                       Total utility service revenues............................       294.7           361.0

          EXPENSES
          Fuel and purchased power...............................................        82.1            59.1
          Gas purchased for resale...............................................         -              67.6
          Operation and maintenance..............................................        33.1            46.5
          Depreciation and amortization..........................................        28.7            33.5
          Amortization of regulatory assets, net.................................        12.1             5.6
          General taxes..........................................................        25.8            34.5
                                                                                       ------          ------
                        Total expenses...........................................       181.8           246.8
                                                                                       ------          ------

          OPERATING INCOME.......................................................       112.9           114.2

          Other deductions.......................................................        (2.5)           (7.6)
          Interest expense.......................................................       (15.9)          (18.5)
                                                                                       ------          ------

          INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
              ACCOUNTING CHANGE..................................................        94.5            88.1

          Income taxes...........................................................        38.0            32.0
                                                                                        -----          ------

          INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................        56.5            56.1

          Cumulative effect of accounting change, net of tax.....................         1.0             -
                                                                                       ------          ------


          NET INCOME.............................................................        57.5            56.1

          Preferred dividends....................................................         0.2             0.2
                                                                                       ------          ------

          EARNINGS ON COMMON STOCK...............................................      $ 57.3          $ 55.9
                                                                                        =====           =====

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.


                       THE DAYTON POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          ----------------------------------
                                                                                                 2001              2000
                                                                                                -------           -------
OPERATING ACTIVITIES

Cash received from utility customers.............................................               $292.4            $362.1
Other operating cash receipts....................................................                 29.8               5.2
Cash paid for:
     Fuel and purchased power....................................................                (91.7)            (51.2)
     Purchased gas...............................................................                  -               (41.8)
     Operation and maintenance labor.............................................                (18.5)            (20.5)
     Nonlabor operating expenditures.............................................                (46.4)            (47.3)
     Interest....................................................................                (25.6)            (28.2)
     Income taxes................................................................                 (2.4)            (15.9)
     General taxes...............................................................                (53.2)            (56.6)
                                                                                                -------           -------

Net cash provided by operating activities........................................                 84.4             105.8
                                                                                                -------           -------

INVESTING ACTIVITIES

Capital expenditures.............................................................                (46.6)            (26.0)
Proceeds from sale of natural gas retail distribution operations, net............                (90.9)              -
                                                                                                -------           -------

Net cash used for investing activities...........................................               (137.5)            (26.0)
                                                                                                -------           -------

FINANCING ACTIVITIES

Dividends paid on common stock...................................................                 (8.1)              -
Dividends paid on preferred stock................................................                 (0.2)             (0.2)
Issuance (retirement) of short-term debt.........................................                 74.8            (123.0)
                                                                                                -------           -------

Net cash provided by/(used for) financing activities.............................                 66.5            (123.2)
                                                                                                -------           -------

CASH AND TEMPORARY CASH INVESTMENTS--

Net change.......................................................................                 13.4             (43.4)
Balance at beginning of period...................................................                  8.6              95.5
                                                                                                -------           -------

Balance at end of period.........................................................               $ 22.0           $  52.1
                                                                                                 =====            ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.


                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)

                                                                                               At                      At
                                                                                            March 31,             December 31,
                                                                                              2001                    2000
                                                                                           ----------            --------------
ASSETS

PROPERTY

Electric property............................................................                $3,554.6                $3,522.6

Less--
     Accumulated depreciation and amortization...............................                (1,585.8)               (1,560.4)
                                                                                             --------                --------

         Net property........................................................                 1,968.8                 1,962.2
                                                                                             --------                --------

CURRENT ASSETS

Cash and temporary cash investments..........................................                    22.0                     8.6
Accounts receivable, less provision for uncollectible accounts
     of $9.8 and $6.8, respectively..........................................                   202.8                   189.7
Inventories, at average cost.................................................                    52.2                    45.7
Prepaid taxes................................................................                    41.6                    65.4
Prepaid public utility excise tax............................................                    29.7                    14.9
Other........................................................................                    21.7                    20.6
                                                                                             --------                --------

     Total current assets....................................................                   370.0                   344.9
                                                                                             --------                --------

OTHER ASSETS

Deferred compensation plan...................................................                   155.1                   171.8
Income taxes recoverable through future revenues.............................                    47.3                    49.4
Other regulatory assets......................................................                   134.7                   146.4
Other........................................................................                    73.2                    76.4
                                                                                             --------                --------

     Total other assets......................................................                   410.3                   444.0
                                                                                             --------                --------

TOTAL ASSETS.................................................................                $2,749.1                $2,751.1
                                                                                             ========                ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.


                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (CONTINUED)

                                                                                              At                      At
                                                                                           March 31,             December 31,
                                                                                             2001                    2000
                                                                                          ----------            --------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholder's equity--
     Common stock.............................................................              $    0.4                $    0.4
     Other paid-in capital....................................................                 769.8                   769.8
     Accumulated other comprehensive income...................................                  25.7                    37.3
     Earnings reinvested in the business......................................                 254.5                   205.4
                                                                                            --------                --------

         Total common shareholders' equity....................................               1,050.4                 1,012.9

Preferred stock...............................................................                  22.9                    22.9
Long-term debt................................................................                 666.4                   666.5
                                                                                            --------                --------

         Total capitalization.................................................               1,739.7                 1,702.3
                                                                                            --------                --------

CURRENT LIABILITIES

Accounts payable..............................................................                 100.8                   103.9
Accrued taxes.................................................................                 114.8                   220.0
Accrued interest..............................................................                   8.3                    19.1
Short-term debt...............................................................                  74.8                     -
Other.........................................................................                  17.0                    14.3
                                                                                            --------                --------

         Total current liabilities............................................                 315.7                   357.3
                                                                                            --------                --------

DEFERRED CREDITS AND OTHER

Deferred taxes................................................................                 432.5                   429.9
Unamortized investment tax credit.............................................                  59.7                    60.2
Deferred compensation.........................................................                 104.2                   113.6
Other.........................................................................                  97.3                    87.8
                                                                                            --------                --------

         Total deferred credits and other.....................................                 693.7                   691.5
                                                                                            --------                --------

TOTAL CAPITALIZATION AND LIABILITIES..........................................              $2,749.1                $2,751.1
                                                                                             =======                 =======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.


                       THE DAYTON POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                          Common Stock                       Accumulated      Earnings
                                    -------------------------    Other          Other        Reinvested
                                     Outstanding                Paid-In     Comprehensive      in the
$ in millions                          Shares       Amount      Capital        Income         Business        Total
----------------------------------- -------------- ---------- ------------ ---------------- -------------- -------------
2001:
   Beginning balance.........         41,172,173       $0.4       $769.8         $37.3           $205.4       $1,012.9

   Net income................                                                                      57.5
   Unrealized gains, net of
     reclassification
     adjustments, after tax..                                                    (16.5)
   Unrealized gains on derivative
     instruments, after tax.......                                                 4.9
   Total comprehensive
      income.................                                                                                     45.9

   Common stock dividends....                                                                      (8.1)          (8.1)
   Preferred stock dividends.                                                                      (0.2)          (0.2)
   Other                                                                                           (0.1)          (0.1)
                                    -------------- ---------- ------------ ---------------- -------------- -------------

   Ending balance............         41,172,173       $0.4       $769.8         $25.7           $254.5       $1,050.4
                                    ============== ========== ============ ================ ============== =============


2000:
   Beginning balance.........         41,172,173       $0.4       $769.7         $13.6           $513.9       $1,297.6

   Net income................                                                                      56.1
   Unrealized gains, net of
     reclassification
     adjustments, after tax..                                                      8.2
   Total comprehensive
      income.................                                                                                     64.3

   Preferred stock dividends.                                                                      (0.2)          (0.2)
   Other.....................                                        0.1          (0.1)                            -
                                    -------------- ---------- ------------ ---------------- -------------- -------------

   Ending balance............         41,172,173       $0.4       $769.8         $21.7           $569.8       $1,361.7
                                    ============== ========== ============ ================ ============== =============

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Dayton Power and Light Company ("DP&L" or "the Company") is a wholly owned subsidiary of DPL Inc ("DPL"). DP&L has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2000 Annual Report on Form 10-K.

2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. The Company adopted the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133") as of January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction. As a result of adopting this accounting standard, the Company recorded a cumulative effect of accounting change of $1.0 million, net of tax. The implementation of this accounting standard did not have a material impact on the Company's financial position or results of operations.

The Company uses forward and option purchase contracts as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full requirements load during times of peak demand or during planned and unplanned generation facility outages. The Company also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. The Company records the fair value of all these contracts as "Other Assets" on the Consolidated Balance Sheet with an offset to "Accumulated Other Comprehensive Income," which is reclassified into earnings in the month of physical receipt or delivery of power.

The Company has entered into derivative contracts in order to hedge the fair value of a firm sales commitment. The fair value of the derivative contracts as well as the firm commitment are captured as "Other Assets" on the Consolidated Balance Sheet, and any hedge ineffectiveness is included as "Other Income/Deductions" on the Consolidated Statement of Results of Operations. The net impact of these contracts was immaterial during the quarter.

The Company also holds purchased gas contracts through November 2001, as well as emission allowance options through 2004, that are classified as derivatives not subject to hedge accounting. The fair value of these contracts is reflected as "Other Assets" on the Consolidated Balance Sheet and "Other Income/Deductions" on the Consolidated Statement of Results of Operations. The impact on net income was immaterial during the quarter.

4. In prior years, the Company had two reportable operating segments: Electric and Natural Gas. In October 2000, the Company completed the sale of substantially all of its natural gas retail distribution assets and certain liabilities. Accordingly, the Electric segment is the remaining reportable operating segment. The Electric segment generates, markets, distributes, and transmits electricity to retail and wholesale customers. Prior year amounts related to the Natural Gas segment are included in "Other."


                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                              ----------------------------------
                                                    2001              2000
                                                    ------           ------
NET REVENUES:
Electric.................................           $212.6           $200.5
Other....................................             -                33.8
                                                    ------           ------
   Total.................................           $212.6           $234.3
                                                     =====            =====

OPERATING INCOME:
Electric.................................           $106.9           $ 98.4
Other (a)................................              6.0             15.8
                                                    ------           ------
   Total.................................           $112.9           $114.2
                                                     =====            =====


RECONCILIATION:

Operating income.........................           $112.9           $114.2
Other deductions.........................            (15.9)           (18.5)
Interest expense.........................             (2.5)            (7.6)
                                                    -------          -------
Income before income taxes and
   cumulative effect of accounting
   change................................           $ 94.5           $ 88.1
                                                     =====            =====

(a) Includes unallocated corporate items. The first quarter of 2000 also includes operating income for the natural gas retail distribution operations, the sale of which was completed in October 2000.


                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               -------------------
                                                                               2001           2000
                                                                               ----           ----
ELECTRIC
Sales (millions of kWh)--
     Residential..................................................             1,480          1,340
     Commercial...................................................               879            825
     Industrial...................................................             1,094          1,158
     Wholesale and other..........................................             1,260            872
                                                                            --------       --------

         Total....................................................             4,713          4,195

Revenues (thousands of dollars)--
     Residential..................................................          $120,360       $110,868
     Commercial...................................................            60,556         57,027
     Industrial...................................................            54,758         55,487
     Wholesale and other..........................................            59,021         36,121
                                                                            --------       --------

         Total....................................................          $294,695        259,503

Electric customers at end of period...............................           500,137        496,142


GAS (a)

Sales (millions of MCF)--
     Residential..................................................                 -         11,634
     Commercial...................................................                 -          3,554
     Industrial...................................................                 -          1,066
     Other........................................................                 -            470
     Transportation gas delivered.................................                 -          6,893
                                                                            --------       --------

         Total....................................................                 -         23,617

Revenues (thousands of dollars)--
     Residential..................................................          $      -        $67,228
     Commercial...................................................                 -         19,657
     Industrial...................................................                 -          5,655
     Other........................................................                 -          8,940
                                                                            --------       --------

         Total....................................................          $      -        101,480

Gas customers at end of period....................................                 -        309,743

(a) DP&L completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Dayton Power and Light Company ("the Company") reported earnings on common stock for the first quarter of 2001 of $57.3 million, an increase of 3% over earnings on common stock of $55.9 million for the same quarter last year. Excluding non-recurring items, first quarter earnings on common stock of $56.3 million was 4% lower than earnings on common stock of $58.6 million for the same quarter last year. The non-recurring item in the current quarter, which contributed $1 million after taxes to earnings, reflected the adoption of a new accounting standard for derivatives. The non-recurring charge in the first quarter of 2000, equal to $4.2 million before taxes, was associated with the elimination of certain compensation programs.

The earnings decline was primarily attributable to the sale of the natural gas retail distribution assets and certain liabilities in October 2000. This was partially offset by a 6% increase in net electric revenues and a 29% decrease in operation and maintenance expense.

FINANCIAL CONDITION

At March 31, 2001, the Company's cash and temporary cash investment balance was $22.0 million.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated the gain on the sale of the natural gas retail distribution assets and certain liabilities that was reported in October 2000.

DPL and its subsidiaries have up to $300 million available through Revolving Credit Agreements ("Credit Agreements"). The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. The Company had no borrowings outstanding under these Credit Agreements at March 31, 2001. The Company also has $75 million available in short-term informal lines of credit. The Company had no borrowings outstanding under these informal lines and $75 million in commercial paper outstanding at March 31, 2001.

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

As a result of DPL's December 2000 press release regarding its exploration of strategic alternatives, Standard & Poor's placed DPL and DP&L on credit watch with developing implications in January 2001. Developing implications indicate that ratings could be raised, lowered, or affirmed. On May 2, 2001, Standard & Poor's affirmed its ratings on DPL and the Company with a stable outlook, and removed the credit watch with developing implications. This action followed DPL's announcement on February 15, 2001 that it would pursue its growth strategy as an independent company based on its merchant generation expansion plan. The current credit ratings for DPL and the Company are investment grade.

RESULTS OF OPERATIONS


                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                            2001                       2000
                                                         -------------------------------------
Electric revenues........................                  $294.7                     $259.5
Fuel and purchased power.................                    82.1                       59.1
                                                           ------                     ------
     Net electric revenues...............                  $212.6                     $200.4
                                                           ======                     ======
Gas revenues.............................                  $    -                     $101.5
Gas purchased for resale.................                       -                       67.6
                                                           ------                     ------
     Net gas revenues....................                  $    -                     $ 33.9
                                                           ======                     ======

Operating income.........................                  $112.9                     $114.2
                                                           ======                     ======

Despite increases in fuel and purchased power costs, first quarter net electric revenues increased by $12.2 million or 6% compared to last year. Wholesale revenues more than doubled as a result of a 72% increase in sales volume and higher wholesale market prices. Retail revenues were 4% higher as a result of colder weather (heating degree days increased 41%). Fuel costs increased as a result of higher prices on the wholesale market for purchased power, higher spot-market prices for coal, and a greater volume of generated power (up 11%) resulting from increased sales.

The loss of net gas revenues resulted from the sale of the natural gas retail distribution assets and certain liabilities, which was completed in October 2000.

First quarter operating income decreased $1.3 million or 1% compared to last year. This change was primarily attributable to the effect of the sale of the natural gas retail distribution assets and a $6.5 million increase in regulatory amortization, partially offset by the increase in net electric revenues, a $13.4 million decrease in operation and maintenance expense, and an $8.7 million decrease in general taxes.

The decrease in operation and maintenance expense was attributable to decreased deferred compensation costs, the sale of the natural gas retail distribution operations, and changes in the timing of certain maintenance work, which is expected to be performed later in the year. These favorable variances were partially offset by higher uncollectible receivable expense, an increase in ash removal program expense, and higher operating costs associated with the increase in generation power.

The decrease in general taxes primarily resulted from changes in tax laws associated with the Ohio deregulation order.

Regulatory transition cost assets of $144.8 million are being amortized over the three-year period beginning January 1, 2001 based on transition revenues. As a result, amortization expense was $12.1 million in the first quarter of 2001 as compared to $5.6 million in the same period last year.

Other deductions decreased $5.1 million or 67% compared to the first quarter of last year as a result of higher executive compensation and the elimination of certain compensation programs in the prior year, and higher net realized gains in the current year. These favorable variances were partially offset by a net loss associated with derivative activity.

Interest expense decreased $2.6 million or 14% compared to the first quarter of last year as a result of lower average short-term debt and higher capitalized interest, partially offset by higher long-term debt, higher long-term debt interest rates, and higher short-term debt interest rates.

The effective income tax rates for the first quarter of 2001 and 2000 were 40.2% and 36.3%, respectively. The increase was primarily attributable to a $5.6 million increase in state income-based taxes resulting from the implementation of the Ohio deregulation order.

Cumulative effect of an accounting change reflects the Company's adoption of the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

OTHER MATTERS

A wholly-owned captive subsidiary of DPL provides, among other coverages, business interruption and specific risk coverage for DP&L with respect to the impact of environmental law and electric deregulation. "Insurance Claims and Costs" on DPL's Consolidated Balance Sheet includes insurance reserves of the captive subsidiary of approximately $87 million for this coverage, as well as other coverages based on actuarial methods and loss experience data. As the policy impact of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, either policy payments from the captive subsidiary to DP&L or release of the appropriate reserves will occur and be reflected in income.

FORWARD-LOOKING STATEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying value of the Company's debt was $667.3 million at December 31, 2000, consisting of the Company's first mortgage bonds, guaranteed air quality development obligations, and notes. The fair value of this debt was $666.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2000:

---------------------------------------------------------------------------------------------------------------------------
                                                  Expected Maturity Date
---------------------------------------------------------------------------------------------------------------------------
                                   2001      2002       2003       2004       2005     Thereafter     Total      Fair Value
---------------------------------------------------------------------------------------------------------------------------
Long-term Debt
---------------------------------------------------------------------------------------------------------------------------
  Amount ($ in millions)             $1        $1         $1         $1         $1       $662.3       $667.3        $666.7
---------------------------------------------------------------------------------------------------------------------------
  Average rate                     6.4%      6.4%       6.4%       6.4%       6.4%         7.4%         7.4%
---------------------------------------------------------------------------------------------------------------------------

Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $75 million with a weighted-average interest rate of 5.5% at March 31, 2001. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly average cost of this debt is negligible.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required by Item 601 of Regulation S-K for the quarter ended March 31, 2001.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE DAYTON POWER AND LIGHT COMPANY
                                             ----------------------------------
                                                        (Registrant)




Date:         May 14, 2001     /s/ Elizabeth M. McCarthy
           -----------------   ------------------------------------------------
                               Elizabeth M. McCarthy
                               Vice President and Chief Financial Officer



Date:         May 14, 2001     /s/ Stephen F. Koziar, Jr.
           -----------------   ------------------------------------------------
                               Stephen F. Koziar, Jr.
                               Group Vice President and Secretary