Form 10-Q
period 2001-06-30
DAYTON POWER & LIGHT CO
filed 2001-08-14
CIK 27430

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 1-2385
                                                 ------

                       THE DAYTON POWER AND LIGHT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                                     31-0258470
----------------------------------          -----------------------------------
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

  YES   X       NO
      ------        ------


Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                        41,172,173 Shares
-------------------------------------         ----------------------------------
       (Title of each class)                    (Outstanding at June 30, 2001)

                       THE DAYTON POWER AND LIGHT COMPANY

                                      INDEX

                                                                                                 Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Statement of Results of Operations                                  3

                    Consolidated Statement of Cash Flows                                             4

                    Consolidated Balance Sheet                                                       5

                    Notes to Consolidated Financial Statements                                       7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                              9

                    Operating Statistics                                                            13

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                                                     14


PART II.  OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                                14

         Signatures                                                                                 15

                         PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       THE DAYTON POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                -------------------------------------------------------
                                                                      2001           2000          2001          2000
                                                                      ----           ----          ----          ----
 REVENUES
 Utility Service Revenues --
   Electric.....................................................     $287.2          $262.8        $581.9        $522.3
   Gas..........................................................          -            31.1             -         132.6
                                                                     ------          ------        ------        ------
       Total utility service revenues...........................      287.2           293.9         581.9         654.9
                                                                     ------          ------        ------        ------

 EXPENSES
 Fuel and purchased power.......................................       89.9            66.3         172.0         125.4
 Gas purchased for resale.......................................          -            17.6             -          85.2
 Operation and maintenance......................................       48.5            49.8          81.6          96.3
 Depreciation and amortization..................................       28.5            34.4          57.2          67.9
 Amortization of regulatory assets, net.........................       11.3             7.1          23.4          12.7
 General taxes..................................................       22.2            31.2          48.0          65.7
                                                                     ------          ------        ------        ------
      Total expenses............................................      200.4           206.4         382.2         453.2
                                                                     ------          ------        ------        ------

 OPERATING INCOME...............................................       86.8            87.5         199.7         201.7

 Other income (deductions)......................................        1.5             1.8          (1.0)         (5.8)
 Interest expense...............................................      (16.0)          (15.8)        (31.9)        (34.3)
                                                                     ------          ------        ------        ------

 INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE.........................................       72.3            73.5         166.8         161.6

 Income taxes...................................................       26.8            26.4          64.8          58.4
                                                                     ------          ------        ------        ------

 INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE.......................................................       45.5            47.1         102.0         103.2

 Cumulative effect of accounting change, net of tax.............          -               -           1.0             -
                                                                     ------          ------        ------        ------

 NET INCOME.....................................................       45.5            47.1         103.0         103.2

 Preferred dividends............................................        0.2             0.2           0.4           0.4
                                                                     ------          ------        ------        ------

 EARNINGS ON COMMON STOCK.......................................     $ 45.3          $ 46.9        $102.6        $102.8
                                                                     ======          ======        ======        ======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          ----------------------------------
                                                                                                2001             2000
                                                                                                ----             ----
OPERATING ACTIVITIES

Cash received from utility customers.................................................         $ 566.7           $ 681.4
Other operating cash receipts........................................................            47.6              10.8
Cash paid for:
     Fuel and purchased power........................................................          (183.8)           (116.5)
     Purchased gas...................................................................               -             (74.2)
     Operation and maintenance labor.................................................           (36.5)            (41.7)
     Nonlabor operating expenditures.................................................           (88.4)           (108.9)
     Interest........................................................................           (29.7)            (32.1)
     Income taxes....................................................................           (45.1)            (63.7)
     General taxes...................................................................           (76.2)            (83.0)
                                                                                              -------           -------

Net cash provided by operating activities............................................           154.6             172.1
                                                                                              -------           -------

INVESTING ACTIVITIES

Capital expenditures.................................................................           (85.1)            (50.7)
Income taxes on gain from sale of natural gas retail distribution operations.........           (90.9)                -
                                                                                              -------           -------

Net cash used for investing activities...............................................          (176.0)            (50.7)
                                                                                              -------           -------

FINANCING ACTIVITIES

Dividends paid on common stock.......................................................           (65.4)           (102.5)
Dividends paid on preferred stock....................................................            (0.4)             (0.4)
Retirement of long-term debt.........................................................            (0.4)             (0.4)
Issuance (retirement) of short-term debt, net........................................            84.8            (111.1)
                                                                                              -------           -------

Net cash provided by/(used for) financing activities.................................            18.6            (214.4)
                                                                                              -------           -------

CASH AND TEMPORARY CASH INVESTMENTS--

Net change...........................................................................            (2.8)            (93.0)
Balance at beginning of period.......................................................             8.6              95.5
                                                                                              -------           -------

Balance at end of period.............................................................         $   5.8           $   2.5
                                                                                              =======           =======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)

                                                                                               AT                     At
                                                                                            JUNE 30,             December 31,
                                                                                              2001                   2000
                                                                                            --------             ------------
ASSETS

PROPERTY

Property.....................................................................               $ 3,592.2               $ 3,522.6
Less: Accumulated depreciation and amortization..............................                (1,611.8)               (1,560.4)
                                                                                            ---------               ---------
     Net property............................................................                 1,980.4                 1,962.2
                                                                                            ---------               ---------

CURRENT ASSETS

Cash and temporary cash investments..........................................                     5.8                     8.6
Accounts receivable, less provision for uncollectible accounts
     of $9.8 and $6.8, respectively..........................................                   210.3                   189.7
Inventories, at average cost.................................................                    60.0                    45.7
Prepaid taxes................................................................                    66.0                    65.4
Other........................................................................                    11.9                    35.5
                                                                                            ---------               ---------

     Total current assets....................................................                   354.0                   344.9
                                                                                            ---------               ---------

OTHER ASSETS

Deferred compensation plan...................................................                   156.7                   171.8
Income taxes recoverable through future revenues.............................                    45.9                    49.4
Other regulatory assets......................................................                   123.7                   146.4
Other........................................................................                    73.4                    76.4
                                                                                            ---------               ---------

     Total other assets......................................................                   399.7                   444.0
                                                                                            ---------               ---------

TOTAL ASSETS.................................................................               $ 2,734.1               $ 2,751.1
                                                                                            =========               =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (CONTINUED)

                                                                       AT                     At
                                                                    JUNE 30,             December 31,
                                                                      2001                   2000
                                                                    --------             ------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholders' equity--
     Common stock.............................................     $      0.4             $       0.4
     Other paid-in capital....................................          773.3                   769.8
     Accumulated other comprehensive income...................           22.8                    37.3
     Earnings reinvested in the business......................          242.5                   205.4
                                                                   ----------             -----------

         Total common shareholders' equity....................        1,039.0                 1,012.9

Preferred stock...............................................           22.9                    22.9
Long-term debt................................................          666.3                   666.5
                                                                   ----------             -----------

         Total capitalization.................................        1,728.2                 1,702.3
                                                                   ----------             -----------

CURRENT LIABILITIES

Accounts payable..............................................          102.2                   103.9
Accrued taxes.................................................           99.3                   220.0
Accrued interest..............................................           19.3                    19.1
Short-term debt...............................................           84.8                     -
Other.........................................................           25.5                    14.3
                                                                   ----------             -----------

         Total current liabilities............................          331.1                   357.3
                                                                   ----------             -----------

DEFERRED CREDITS AND OTHER

Deferred taxes................................................          421.5                   429.9
Unamortized investment tax credit.............................           59.1                    60.2
Deferred compensation.........................................          106.9                   113.6
Other.........................................................           87.3                    87.8
                                                                   ----------             -----------

         Total deferred credits and other.....................          674.8                   691.5
                                                                   ----------             -----------

TOTAL CAPITALIZATION AND LIABILITIES..........................     $  2,734.1             $   2,751.1
                                                                   ==========             ===========

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

3. The Company adopted the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133") as of January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction. As a result of adopting this accounting standard, the Company recorded a cumulative effect of accounting change of $1.0 million in income, net of tax. The implementation of this accounting standard did not have a material impact on the Company's financial position or results of operations.

The Company uses forward and option purchase contracts as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full requirements load during times of peak demand or during planned and unplanned generation facility outages. The Company also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. The Company records the fair value of all these contracts as "Other Assets" or "Other Liabilities" on the Consolidated Balance Sheet with an offset to "Accumulated Other Comprehensive Income," which is reclassified into earnings in the month of physical receipt or delivery of power. In June 2001, the FASB concluded that electric utilities could apply the normal purchases and sales exception for option-type contracts and forward contracts in electricity subject to specific criteria for the power buyers and sellers. The Company holds contracts currently classified as cash flow hedges that will meet the requirements for the normal purchases and sales exception to be excluded from the scope of SFAS No. 133. These contracts remain recorded as hedges as the scope exception is not effective until the third quarter of 2001. Beginning on July 1, 2001, the Company intends to apply the normal purchase and sales exception as defined in SFAS No. 133 and accordingly will account for these contracts upon settlement. Therefore, the fair value of these contracts as of June 30, 2001 will become their net carrying amount beginning July 1, 2001 and, prospectively, carrying amounts of the contracts will no longer be adjusted for changes in their fair values. Similarly, the hedge accounting effects of these contracts recorded in Accumulated Other Comprehensive Income on June 30, 2001 will be recorded in earnings in the month of physical receipt or delivery of the power. This prospective change will not have a material impact on the Company's financial position or results of operations.

The Company also holds purchased gas contracts through November 2001, as well as emission allowance options through 2004, that are classified as derivatives not subject to hedge accounting. The fair value of these contracts is reflected as "Other Assets" or "Other Liabilities" on the Consolidated Balance Sheet and changes in fair value are recorded as "Other Income/Deductions" on the Consolidated Statement of Results of Operations. The impact on net income was immaterial during the second quarter and the first six months of 2001.

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

                                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                           JUNE 30,                               JUNE 30,
                                              -----------------------------------    ------------------------------------
                                                    2001              2000                 2001              2000
                                                    ----              ----                 ----              ----
NET REVENUES:
Electric.................................           $197.3           $196.5                $409.9            $396.9
Other....................................                -             13.5                     -              47.4
                                                    ------           ------                ------            ------
   Total.................................           $197.3           $210.0                $409.9            $444.3
                                                    ======           ======                                  ======

OPERATING INCOME:
Electric.................................           $ 94.8           $ 90.9                $201.7            $189.3
Other (a)................................             (8.0)            (3.4)                 (2.0)             12.4
                                                    ------           ------                ------            ------
   Total.................................           $ 86.8           $ 87.5                $199.7            $201.7
                                                    ======           ======                                  ======


RECONCILIATION:
Operating income.........................           $ 86.8           $ 87.5                $199.7            $201.7
Other deductions.........................              4.9             12.7                   2.4              (5.8)
Interest expense.........................            (16.0)           (26.7)                (31.9)            (34.3)
                                                    ------           ------                ------            ------
Income before income taxes and
   cumulative effect of accounting
   change................................           $ 75.7           $ 73.5                $170.2            $161.6
                                                    ======           ======                ======            ======

(a) Includes unallocated corporate items. The second quarter and year-to-date periods for 2000 also include operating income for the natural gas retail distribution operations, the sale of which was completed in October 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Dayton Power and Light Company ("DP&L" or "the Company") reported earnings on common stock for the second quarter of 2001 of $45.3 million, which was 3% lower than earnings on common stock of $46.9 million for the same quarter last year. Earnings on common stock for the current year-to-date period were $102.6 million compared to earnings on common stock of $102.8 million for same period last year.

FINANCIAL CONDITION

At June 30, 2001, the Company's cash and temporary cash investment balance was $5.8 million.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated the gain on the sale of the natural gas retail distribution assets and certain liabilities that was reported in October 2000.

DPL and its subsidiaries have $265 million available through Revolving Credit Agreements ("Credit Agreements"). The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. The Company had no borrowings outstanding under these Credit Agreements at June 30, 2001. The Company also has $75 million available in short-term informal lines of credit. The Company had no borrowings outstanding under these informal lines and $85 million in commercial paper outstanding at June 30, 2001.

The Company currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2001-2005.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, electricity and fuel price forecasts, legislative and regulatory developments and changing environmental standards, among other factors.

As a result of DPL's December 2000 press release regarding its exploration of strategic alternatives in January 2001, Standard & Poor's placed DPL and DP&L on credit watch with developing implications. Also in January, Moody's placed the ratings of DPL and its affiliates under review. On May 2, 2001, Standard & Poor's affirmed its ratings on DPL and DP&L with a stable outlook, and removed the credit watch with developing implications. On July 27, 2001, Moody's also affirmed the ratings of DPL and DP&L with a stable outlook. The current credit ratings for DPL and DP&L are investment grade.

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                              ---------------------------------    ---------------------------------
                                                   2001             2000                2001             2000
                                                   ----             ----                ----             ----
Electric revenues........................           $287.2           $262.8              $581.9          $522.3
Fuel and purchased power.................             89.9             66.3               172.0           125.4
                                                    ------           ------               -----           -----
     Net electric revenues...............            197.3            196.5               409.9           396.9

Gas revenues.............................          $     -          $  31.1             $     -          $132.6
Gas purchased for resale.................                -             17.6                   -            85.2
                                                    ------           ------               -----           -----
     Net gas revenues....................          $     -          $  13.5             $     -          $ 47.4

Operating income.........................          $  86.8          $  87.5             $ 199.7          $201.7

Net electric revenues increased by $0.8 million and by $13.0 million or 3% compared to last year's second quarter and year-to-date periods, respectively. Wholesale revenues increased by 83% for the quarter and more than doubled for the six-month period as a result of increased sales volume, higher wholesale market prices, and revenue from additional generating facilities. Retail revenues were 2% and 3% higher for the quarter and year-to-date periods, respectively, primarily as a result of a higher average rate based on tax law changes. Retail sales were down 1% for the quarter on account of lower industrial sales resulting from sluggish economic conditions in DP&L's service territory, which offset sales increases in residential (1%) and commercial (4%) markets. Year-to-date retail sales were 1% higher than last year. Growth in residential and commercial markets was partially offset by declines in industrial sales, again reflecting economic conditions in DP&L's service territory. Fuel costs increased for both comparison periods as a result of higher spot-market prices for coal, higher prices on the wholesale market for purchased power, and a greater volume of fuel usage and power purchases resulting from increased wholesale sales.

The decline in net gas revenues for the quarter and year-to-date periods resulted from the sale of the natural gas retail distribution assets and certain liabilities, which was completed in October 2000.

Operation and maintenance expense decreased by $1.3 or 3% for the quarter and by $14.7 million or 15% for the six-month period. The decreases for both comparison periods were primarily attributable to the sale of the natural gas retail distribution operations, lower insurance and claims expense, lower pension expense, and general cost containment efforts. These favorable variances were partially offset by voluntary early retirement costs.

Depreciation and amortization expense decreased by $5.9 million or 17% for the quarter and by $10.7 million or 16% for the six-month period. The decreases for both comparison periods resulted from depreciation rate changes for certain generation units and the sale of the natural gas retail distribution assets.

Beginning January 1, 2001, regulatory transition cost assets of $144.8 million are being amortized over a three-year period based on transition revenues. As a result, amortization expense increased by $4.2 million or 59% for the quarter and by $10.7 million or 84% for the year-to-date period based on transition revenues recognized in the respective periods.

General taxes decreased by $9.0 million or 29% for the quarter and by $17.7 million or 27% for the six-month period. The decreases for both comparison periods primarily resulted from changes in tax laws associated with the Ohio deregulation order and the sale of the natural gas retail distribution assets.

Other income (deductions) increased by $4.8 million for the six-month period. This increase was primarily attributable to the elimination of certain compensation programs in the prior year, partially offset by strategic consulting expenses, net derivative losses, and deferred compensation expense all reported in the current year.

Interest expense was essentially flat for the quarter and decreased by $2.4 million or 7% for the six-month period. The decrease in the year-to-date period was primarily attributable to higher capitalized interest, partially offset by higher long-term debt and higher long-term debt interest rates.

The effective income tax rates for the second quarter of 2001 and 2000 were 37.1% and 35.9%, respectively, and the effective income tax rates for the first six months of 2001 and 2000 were 38.8% and 36.1%, respectively. The increases were primarily attributable to higher state income-based taxes resulting from the implementation of the Ohio deregulation order.

The cumulative effect of an accounting change reflects the Company's adoption of the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

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

                       THE DAYTON POWER AND LIGHT COMPANY

                              OPERATING STATISTICS

                                                                       2001            2000             2001           2000
                                                                       ----            ----             ----           ----
ELECTRIC

Sales (millions of kWh)--
     Residential..................................................       1,017           1,008            2,497           2,348
     Commercial...................................................         916             881            1,795           1,706
     Industrial...................................................       1,148           1,265            2,242           2,423
     Other retail.................................................         357             336              671             658
                                                                     ---------        --------         --------        --------
         Total retail                                                    3,438           3,490            7,205           7,135
     Wholesale....................................................         844             751            1,790           1,301
                                                                     ---------        --------         --------        --------

         Total....................................................       4,282           4,241            8,995           8,436

Revenues (thousands of dollars)--
     Residential..................................................   $  93,240        $ 92,406         $213,600        $203,274
     Commercial...................................................      66,768          60,902          127,324         117,929
     Industrial...................................................      57,921          61,537          112,679         117,024
     Other retail.................................................      24,044          23,168           45,758          45,000
                                                                     ---------        --------         --------        --------
         Total retail.............................................     241,973         238,013          499,361         483,227
     Wholesale....................................................      45,275          24,793           82,582          39,082
                                                                     ---------        --------         --------        --------

         Total....................................................   $ 287,248        $262,806         $581,943        $522,309

Electric customers at end of period...............................     500,800         496,608          500,800         496,608

GAS (a)

Sales (millions of MCF)--
     Residential..................................................           -           3,035                -          14,669
     Commercial...................................................           -             859                -           4,413
     Industrial...................................................           -             534                -           1,600
     Other........................................................           -             141                -             611
     Transportation gas delivered.................................           -           4,141                -          11,034
                                                                     ---------        --------         --------        --------

         Total....................................................           -           8,710                -          32,327

Revenues (thousands of dollars)--
     Residential..................................................   $       -         $19,379         $      -       $  86,608
     Commercial...................................................           -           5,100                -          24,757
     Industrial...................................................           -           2,503                -           8,158
     Other........................................................           -           4,161                -          13,101
                                                                     ---------        --------         --------        --------

         Total....................................................   $       -         $31,143         $      -        $132,623

Gas customers at end of period....................................           -         309,486                -         309,486

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying value of the Company's debt was $667.3 million at December 31, 2000, consisting of the Company's first mortgage bonds, guaranteed air quality development obligations, and notes. The fair value of this debt was $666.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2000:

---------------------------------------------------------------------------------------------------------------------------
                                                  Expected Maturity Date
---------------------------------------------------------------------------------------------------------------------------
                                 2001       2002       2003       2004       2005     Thereafter     Total      Fair Value
------------------------------ --------- ---------- ---------- ---------- ---------- ------------- ----------- ------------
Long-term Debt
------------------------------ --------- ---------- ---------- ---------- ---------- ------------- ----------- ------------
  Amount ($ in millions)             $1        $1         $1         $1         $1       $662.3      $667.3        $666.7
------------------------------ --------- ---------- ---------- ---------- ---------- ------------- ----------- ------------
  Average rate                     6.4%      6.4%       6.4%       6.4%       6.4%         7.4%        7.4%
------------------------------ --------- ---------- ---------- ---------- ---------- ------------- ----------- ------------

Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $85 million with a weighted-average interest rate of 4.0% at June 30, 2001. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly average cost of this debt is negligible.


                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required by Item 601 of Regulation S-K for the quarter ended June 30, 2001.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE DAYTON POWER AND LIGHT COMPANY
                                -----------------------------------------------
                                                   (Registrant)


Date:   August 14, 2001          /s/ Elizabeth M. McCarthy
        ---------------         ------------------------------------------------
                                Elizabeth M. McCarthy
                                Group Vice President and Chief Financial Officer


Date:  August 14, 2001          /s/ Stephen F. Koziar, Jr.
       ---------------          ------------------------------------------------
                                Stephen F. Koziar, Jr.
                                Group Vice President and Secretary