Form 10-Q
period 2001-09-30
DAYTON POWER & LIGHT CO
filed 2001-11-14
CIK 27430

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 1-2385

                       THE DAYTON POWER AND LIGHT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                                 31-0258470
-------------------------------         --------------------------------------
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

                          YES      X           NO
                                ------            ------


Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                     41,172,173 Shares
------------------------------------        -----------------------------------
      (Title of each class)                 (Outstanding at September 30, 2001)

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


                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS



                       THE DAYTON POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                   --------------------------------------------
                                                                     2001          2000        2001        2000
                                                                    ------        ------      ------      ------
 REVENUES

Utility Service Revenues --
  Electric....................................................      $351.5        $303.9      $933.4      $826.2
  Gas ........................................................          --          33.3          --       165.9
                                                                    ------        ------      ------      ------
      Total utility service revenues..........................       351.5         337.2       933.4       992.1
                                                                    ------        ------      ------      ------

EXPENSES
Fuel and purchased power......................................       108.7          75.5       280.7       201.0
Gas purchased for resale .....................................          --          19.5          --       104.7
Operation and maintenance.....................................        32.8          47.2       114.4       143.4
Depreciation and amortization.................................        29.4          32.8        86.6       100.7
Amortization of regulatory assets, net........................        12.1           2.0        35.5        14.7
General taxes.................................................        26.1          31.1        74.1        96.8
                                                                    ------        ------      ------      ------
     Total expenses...........................................       209.1         208.1       591.3       661.3
                                                                    ------        ------      ------      ------

OPERATING INCOME..............................................       142.4         129.1       342.1       330.8

Other income (deductions).....................................         9.7          (4.0)        8.7        (9.8)
Interest expense..............................................       (15.5)        (20.7)      (47.4)      (55.0)
                                                                    ------        ------      ------      ------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM, AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................       136.6         104.4       303.4       266.0

Income taxes..................................................        51.1          37.3       115.9        95.7
                                                                    ------        ------      ------      ------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE...............................        85.5          67.1       187.5       170.3

Extraordinary item, net of tax ...............................          --         (41.4)         --       (41.4)
Cumulative effect of accounting change, net of tax............          --            --         1.0          --
                                                                    ------        ------      ------      ------


NET INCOME....................................................        85.5          25.7       188.5       128.9

Preferred dividends...........................................         0.3           0.3         0.7         0.7
                                                                    ------        ------      ------      ------

EARNINGS ON COMMON STOCK......................................      $ 85.2        $ 25.4      $187.8      $128.2
                                                                    ======        ======      ======      ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                          ----------------------------------
                                                                                                2001             2000
                                                                                                ----             ----
OPERATING ACTIVITIES
Cash received from utility customers.................................................         $ 905.8          $1,002.3
Other operating cash receipts........................................................            57.6              16.8
Cash paid for:
     Fuel and purchased power........................................................          (293.5)           (197.2)
     Purchased gas...................................................................           (44.6)           (123.8)
     Operation and maintenance labor.................................................           (52.2)            (60.1)
     Nonlabor operating expenditures.................................................           (77.1)           (122.8)
     Interest........................................................................           (54.8)            (63.0)
     Income taxes....................................................................           (45.3)            (88.8)
     General taxes...................................................................          (119.7)           (116.0)
                                                                                               ------            ------

Net cash provided by operating activities............................................           276.2             247.4
                                                                                               ------            ------

INVESTING ACTIVITIES

Capital expenditures.................................................................          (115.4)            (77.2)
Income taxes on gain from sale of natural gas retail distribution operations.........           (90.9)               --
                                                                                               ------            ------

Net cash used for investing activities...............................................          (206.3)            (77.2)
                                                                                               ------            ------

FINANCING ACTIVITIES

Dividends paid on common stock.......................................................           (82.4)           (189.6)
Dividends paid on preferred stock....................................................            (0.6)             (0.7)
Retirement of long-term debt.........................................................            (0.4)             (0.4)
Issuance (retirement) of short-term debt, net........................................            13.0             (73.3)
                                                                                               ------            ------

Net cash used for financing activities...............................................           (70.4)           (264.0)
                                                                                               ------            ------

CASH AND TEMPORARY CASH INVESTMENTS--

Net change...........................................................................            (0.5)            (93.8)
Balance at beginning of period.......................................................             8.6              95.5
                                                                                              -------           -------

Balance at end of period.............................................................         $   8.1           $   1.7
                                                                                              =======           =======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)



                                                                                                AT                     AT
                                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                                               2001                   2000
                                                                                           -------------           ------------
ASSETS

PROPERTY

Property                                                                                     $3,628.7                $3,522.6
Less: Accumulated depreciation and amortization..............................                (1,642.2)               (1,560.4)
                                                                                             ---------               --------
     Net property............................................................                 1,986.5                 1,962.2
                                                                                             ---------               --------

CURRENT ASSETS

Cash and temporary cash investments..........................................                     8.2                     8.6
Accounts receivable, less provision for uncollectible accounts
     of $9.8 and $6.8, respectively..........................................                   195.2                   189.7
Inventories, at average cost.................................................                    59.6                    45.7
Prepaid taxes................................................................                    43.9                    65.4
Other........................................................................                    32.2                    35.5
                                                                                             ---------               --------

     Total current assets....................................................                   339.1                   344.9
                                                                                             ---------               --------

OTHER ASSETS

Income taxes recoverable through future revenues.............................                    36.0                    49.4
Other regulatory assets......................................................                   111.2                   146.4
Trust assets.................................................................                   139.3                   171.8
Other........................................................................                    73.9                    76.4
                                                                                             ---------               --------

     Total other assets......................................................                   360.4                   444.0
                                                                                             ---------               --------

TOTAL ASSETS.................................................................                $2,686.0                $2,751.1
                                                                                             ========                ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (CONTINUED)

                                                                                                AT                     AT
                                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                                               2001                   2000
                                                                                           -------------           ------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholders' equity--
     Common stock.............................................................               $    0.4                $    0.4
     Other paid-in capital....................................................                  770.1                   769.8
     Accumulated other comprehensive income...................................                   15.7                    37.3
     Earnings reinvested in the business......................................                  310.7                   205.4
                                                                                             ---------               --------

         Total common shareholders' equity....................................                1,096.9                 1,012.9

Preferred stock...............................................................                   22.9                    22.9
Long-term debt................................................................                  666.9                   666.5
                                                                                             ---------               --------

         Total capitalization.................................................                1,786.7                 1,702.3
                                                                                             ---------               --------

CURRENT LIABILITIES

Accounts payable..............................................................                  101.4                   103.9
Accrued taxes.................................................................                  123.3                   220.0
Accrued interest..............................................................                    8.4                    19.1
Short-term debt...............................................................                   13.0                      --
Other.........................................................................                   24.9                    14.3
                                                                                             ---------               --------

         Total current liabilities............................................                  271.0                   357.3
                                                                                             ---------               --------

DEFERRED CREDITS AND OTHER

Deferred taxes................................................................                  408.4                   429.9
Unamortized investment tax credit.............................................                   58.6                    60.2
Trust obligations.............................................................                  101.1                   113.6
Other.........................................................................                   60.2                    87.8
                                                                                             ---------               --------

         Total deferred credits and other.....................................                  628.3                   691.5
                                                                                             ---------               --------

TOTAL CAPITALIZATION AND LIABILITIES..........................................               $2,686.0                $2,751.1
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

3. The Company adopted the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133") as of January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction. As a result of adopting this accounting standard, the Company recorded a cumulative effect of accounting change of $1.0 million in income, net of tax. The Company uses forward and option purchase contracts as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full load requirements during times of peak demand or during planned and unplanned generation facility outages. The Company also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. Prior to July 1, 2001, the Company recorded the fair value of all these contracts as "Other Assets" or "Other Liabilities" on the Consolidated Balance Sheet with an offset to "Accumulated Other Comprehensive Income," which is reclassified into earnings in the month of physical receipt or delivery of power. In June 2001, the FASB concluded that electric utilities could apply the normal purchases and sales exception for option-type contracts and forward contracts in electricity subject to specific criteria for the power buyers and sellers. During the first half of 2001, the Company held contracts classified as cash flow hedges that met the requirements for the normal purchases and sales exception to be excluded from the scope of SFAS No. 133. Accordingly, the Company began to apply the normal purchase and sales exception as of July 1, 2001 and currently accounts for these contracts upon settlement. The fair value of these contracts as of June 30, 2001 became their net carrying amount beginning July 1, 2001 and, prospectively, the carrying amounts of the contracts are no longer adjusted for changes in their fair values. Similarly, the hedge accounting effects of these contracts recorded in Accumulated Other Comprehensive Income on June 30, 2001 will be recorded in earnings in the month of physical receipt or delivery of the power. This change did not have a material impact on the Company's financial position or results of operations.

The Company also holds emission allowance options through 2004 and purchased gas contracts through November 2001 that are classified as derivatives not subject to hedge accounting. The fair value of these contracts is reflected as "Other Assets" or "Other Liabilities" on the Consolidated Balance Sheet and changes in fair value are recorded as "Other Income/Deductions" on the Consolidated Statement of Results of Operations. The impact on net income was immaterial during the third quarter and the first nine months of 2001.

4. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for DP&L as of January 1, 2003. DP&L has not yet determined the extent to which its financial condition or results of operations may be affected by the implementation of this accounting standard.

5. Comprehensive income for the three and nine months ended September 30, 2001 of $78.4 and $166.9 million and for the three and nine months ended September 30, 2000 of $38.6 and $148.5 million, respectively, includes reported net income adjusted by the non-cash effect of unrealized gains on financial and derivative assets after tax.

6. In prior years, the Company had two reportable operating segments: Electric and Natural Gas. In October 2000, the Company completed the sale of substantially all of its natural gas retail distribution assets and certain liabilities. Accordingly, the Electric segment is the remaining reportable operating segment. The Electric segment generates, markets, distributes, and transmits electricity to retail and wholesale customers.

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                        ----------------------               ------------------------
                                                         2001            2000                 2001              2000
                                                        ------          ------               ------            ------
NET REVENUES:
Electric....................................            $242.8          $228.4               $652.7            $625.2
Natural Gas.................................                --            13.8                   --              61.2
                                                        ------          ------               ------            ------
   Total....................................            $242.8          $242.2               $652.7            $686.4

OPERATING INCOME:
Electric....................................            $136.8          $131.9               $338.5            $321.2
Natural Gas.................................                --             1.7                   --              19.8
Other (a)...................................               5.6            (4.5)                 3.6             (10.2)
                                                        ------          ------               ------            ------
   Total....................................             142.4           129.1                342.1             330.8
Other income (deductions)...................               9.7            (4.0)                 8.7              (9.8)
Interest expense............................             (15.5)          (20.7)               (47.4)            (55.0)
                                                        ------          ------               ------            ------
Income before income taxes,
   extraordinary item, and cumulative
   effect of accounting change...........               $136.6          $104.4               $303.4            $266.0
                                                        ======          ======               ======            ======

(a) Includes unallocated corporate items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Dayton Power and Light Company ("DP&L" or "the Company") reported earnings on common stock for the third quarter of 2001 of $85.2 million, which was 28% higher than earnings on common stock of $66.8 million for the same quarter last year. Earnings on common stock for the current year-to-date period of $190.0 million were 10% higher than earnings on common stock of $172.3 million for same period last year. All earnings on common stock numbers are before non-recurring items as discussed below.

There were no non-recurring items in the third quarter of this year. The current year-to-date period included a non-recurring charge from the second quarter of $4.9 million before taxes for a voluntary early retirement program. The current year-to-date period also included a gain of $1 million associated with the adoption of the new accounting standard for derivatives.

During the third quarter of 2000, the Company recorded an extraordinary charge of $41.4 million, net of tax, reflecting its final transition order and the subsequent end of regulatory accounting methods. The prior year-to-date period also included a non-recurring charge from the first quarter of $4.2 million before taxes associated with the elimination of certain compensation programs.

FINANCIAL CONDITION

At September 30, 2001, the Company's cash and temporary cash investment balance was $8.1 million.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that was reported in October 2000.

DPL and its subsidiaries have $265 million available through Revolving Credit Agreements ("Credit Agreements"). The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. The Company had no borrowings outstanding under these Credit Agreements at September 30, 2001. The Company also has $75 million available in short-term informal lines of credit. The Company had no borrowings outstanding under these informal lines and $13 million in commercial paper outstanding at September 30, 2001.

The Company currently has sufficient capacity to issue First Mortgage Bonds to satisfy requirements in connection with the financing of its construction and refinancing programs during the five-year period 2001-2005.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, electricity and fuel price forecasts, legislative and regulatory developments and changing environmental standards, among other factors.

As a result of DPL's August 2001 refinancing, Standard & Poor's and Moody's reaffirmed DPL's and DP&L's credit ratings. The current credit ratings for DPL and DP&L are investment grade.

RESULTS OF OPERATIONS

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                    -----------------------              ----------------------
                                                     2001             2000                2001            2000
                                                    ------           ------              ------          ------

Electric revenues........................           $351.5           $303.9              $933.4          $826.2
Fuel and purchased power.................            108.7             75.5               280.7           201.0
                                                    -----            ------               -----           -----
     Net electric revenues...............           $242.8           $228.4              $652.7          $625.2

Gas revenues.............................           $   --           $ 33.3              $   --          $165.9
Gas purchased for resale.................               --             19.5                  --           104.7
                                                     -----           ------               -----           -----
     Net gas revenues....................           $   --           $ 13.8              $   --          $ 61.2

Operating income.........................           $142.4           $129.1              $342.1          $330.8


Net electric revenues increased by $14.4 million or 6% and by $27.5 million or 4% compared to last year's third quarter and year-to-date periods, respectively. Wholesale revenues increased by 94% for the quarter and more than doubled for the nine-month period as a result of increased sales volume from existing generation units, higher wholesale market prices, and revenue from additional generating facilities. Retail revenues were 2% higher for both the quarter and year-to-date periods primarily as a result of increased sales volume and a higher average rate based on tax law changes. Growth in residential and commercial markets was partially offset by declines in industrial sales, reflecting economic conditions. Fuel costs increased as a result of higher spot-market prices for coal, higher prices on the wholesale market for purchased power, and a greater volume of fuel usage and power purchases resulting from increased wholesale sales.

The decline in net gas revenues for the quarter and year-to-date periods resulted from the sale of the natural gas retail distribution assets and certain liabilities which was completed in October 2000.

Operation and maintenance expense decreased by $14.3 or 30% for the quarter and by $29.0 million or 20% for the nine-month period. The decreases were primarily attributable to the sale of the natural gas retail distribution operations, lower employee benefits costs, and general cost containment efforts. Favorable variances for the year-to-date period were partially offset by voluntary early retirement costs incurred during the second quarter of 2001.

Depreciation and amortization expense decreased by $3.4 million or 10% for the quarter and by $14.1 million or 14% for the nine-month period. The decreases resulted from depreciation rate changes for certain generation units and the sale of the natural gas retail distribution assets.

Beginning January 1, 2001, regulatory transition cost assets of $144.8 million are being amortized over a three-year period based on transition revenues. As a result, amortization expense increased by $10.1 million for the quarter and by $20.8 million for the year-to-date period based on transition revenues recognized in the respective periods.

General taxes decreased by $5.0 million or 16% for the quarter and by $22.7 million or 23% for the nine-month period. The decreases primarily resulted from changes in tax laws associated with the Ohio deregulation order and the sale of the natural gas retail distribution assets.

Other income (deductions) increased by $13.7 million for the quarter and by $18.5 million for the nine-month period. The increases primarily resulted from the recognition of a receivable for insurance claims under the Company's business interruption policy. The increase for the year-to-date period was further attributable to the elimination of certain compensation programs in the prior year, partially offset by strategic consulting expenses and net derivative losses reported in the current year.

Interest expense decreased by $5.2 million or 25% for the quarter and by $7.6 million or 14% for the nine-month period. The decrease for the year-to-date period was attributable to higher capitalized interest, partially offset by higher long-term debt levels.

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

OTHER MATTERS

A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL including, among other coverages, business interruption and specific risk coverage with respect to environmental law and electric deregulation. Insurance Claims and Costs on DPL's Consolidated Balance Sheet includes insurance reserves of approximately $87 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, receivables for insurance claims for DP&L, or the release of the appropriate reserves will occur and be reflected in income. During the third quarter of 2001, a $14.5 million receivable was recognized by DP&L for insurance claims under its business interruption policy.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for DP&L as of January 1, 2003. DP&L has not yet determined the extent to which its financial condition or results of operations may be affected by the implementation of this accounting standard.

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

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        ----------------------          -----------------------
                                                                         2001            2000             2001            2000
                                                                        ------          ------          -------         -------
ELECTRIC
Sales (millions of kWh)--
     Residential..................................................       1,306           1,218            3,802           3,566
     Commercial...................................................         934             931            2,703           2,637
     Industrial...................................................         988           1,253            2,957           3,676
     Other retail.................................................         358             345            1,028           1,005
                                                                        ------          ------          -------         -------
         Total retail                                                    3,586           3,747           10,490          10,884
     Wholesale....................................................       1,385             963            3,477           2,263
                                                                         -----          ------          -------         -------

         Total....................................................       4,971           4,710           13,967          13,147

Revenues (thousands of dollars)--
     Residential..................................................    $117,249        $110,412         $330,849        $313,686
     Commercial...................................................      65,843          62,451          192,502         180,380
     Industrial...................................................      55,644          60,885          160,110         177,910
     Other retail.................................................      23,525          24,225           69,269          69,225
                                                                      --------        --------         --------        --------
         Total retail.............................................     262,261         257,973          752,730         741,201
     Wholesale....................................................      89,188          45,954          180,662          85,036
                                                                      --------        --------          -------        --------

         Total....................................................    $351,449        $303,927         $933,392        $826,237

Electric customers at end of period...............................     500,271         497,000          500,271         497,000


GAS (a)

Sales (millions of MCF)--
     Residential..................................................          --           2,401               --          17,071
     Commercial...................................................          --             985               --           5,398
     Industrial...................................................          --             250               --           1,849
     Other........................................................          --             125               --             737
     Transportation gas delivered.................................          --           3,478               --          14,511
                                                                      --------        --------          -------        --------

         Total....................................................          --           7,239               --          39,566

Revenues (thousands of dollars)--
     Residential..................................................    $     --         $21,197          $    --        $107,804
     Commercial...................................................          --           7,160               --          31,917
     Industrial...................................................          --           1,693               --           9,852
     Other........................................................          --           3,188               --          16,289
                                                                      --------        --------          -------        --------


         Total....................................................    $     --         $33,238          $    --        $165,862

Gas customers at end of period....................................          --         309,186               --         309,186


(a) DP&L completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying value of the Company's debt was $667.3 million at December 31, 2000, consisting of the Company's first mortgage bonds and guaranteed air quality development obligations. The fair value of this debt was $666.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2000:


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
---------------------------------------------------------------------------------------------------------------------------

Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $13 million with a weighted-average interest rate of 3.9% at September 30, 2001. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly average cost of this debt is negligible.


                           PART II. OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required by Item 601 of Regulation S-K for the quarter ended September 30, 2001.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE DAYTON POWER AND LIGHT COMPANY
                                     -----------------------------------
                                               (Registrant)




Date:          November 14, 2001             /s/ Elizabeth M. McCarthy
         -------------------------------    -----------------------------------
                                                 Elizabeth M. McCarthy
                                                Group Vice President and
                                                Chief Financial Officer




Date:          November 14, 2001             /s/ Stephen F. Koziar, Jr.
         -------------------------------    -----------------------------------
                                              Stephen F. Koziar, Jr.
                                              Group Vice President and Secretary