Form 10-Q
period 2002-03-31
DAYTON POWER & LIGHT CO
filed 2002-05-15
CIK 27430

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               1065 Woodman Drive
                               Dayton, Ohio 45432
        ---------------------------------------------------------------
                    (Address of principal executive offices)

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

                                     YES X   NO ____
                                        ---


Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value                     41,172,173 Shares
----------------------------------------        --------------------------------
         (Title of each class)                   (Outstanding at March 31, 2002)

                       THE DAYTON POWER AND LIGHT COMPANY

                                      INDEX

                                                                                        Page No.
                                                                                        --------
Part I.   Financial Information

         Item 1.    Financial Statements

                    Consolidated Statement of Results of Operations                         3

                    Consolidated Statement of Cash Flows                                    4

                    Consolidated Balance Sheet                                              5

                    Notes to Consolidated Financial Statements                              7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     8

                    Operating Statistics                                                   11

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                                            12


Part II.  Other Information

         Item 5.    Other Information                                                      12

         Item 6.    Exhibits and Reports on Form 8-K                                       12

         Signatures                                                                        13

                          Part I. Financial Information
--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                       THE DAYTON POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (Dollars in millions)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       ------------------------
                                                                                         2002            2001
                                                                                         ----            ----
Revenues
Electric ............................................................................. $  272.2        $  294.7

Expenses
Fuel .................................................................................     47.5            59.1
Purchased power ......................................................................     33.1            23.0
Operation and maintenance ............................................................     37.3            33.1
Depreciation and amortization ........................................................     29.6            28.7
Amortization of regulatory assets, net ...............................................     11.5            12.1
General taxes ........................................................................     25.9            25.8
                                                                                         ------          ------
     Total expenses ..................................................................    184.9           181.8
                                                                                         ------          ------

Operating Income .....................................................................     87.3           112.9

Other income (deductions) ............................................................     11.7            (2.5)
Interest expense .....................................................................    (15.4)          (15.9)
                                                                                         ------          ------

Income Before Income Taxes and Cumulative Effect of Accounting
    Change ...........................................................................     83.6            94.5

Income taxes .........................................................................     31.0            38.0
                                                                                         ------          ------

Income Before Cumulative Effect of Accounting Change .................................     52.6            56.5

Cumulative effect of accounting change, net of tax ...................................       --             1.0
                                                                                         ------          ------

Net Income ...........................................................................     52.6            57.5

Preferred dividends ..................................................................      0.2             0.2
                                                                                         ------          ------

Earnings on Common Stock ............................................................. $   52.4        $   57.3
                                                                                         ======          ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                    2002             2001
                                                                                    ----             ----
Operating Activities

Net income ...................................................................... $  52.4          $   57.3
Adjustments:
     Depreciation and amortization ..............................................    29.6              28.7
     Amortization of regulatory assets, net .....................................    11.5              12.1
     Deferred income taxes ......................................................     6.0              14.3
Changes in working capital:
     Accounts receivable ........................................................   (37.6)             (4.6)
     Accounts payable ...........................................................      --              (0.4)
     Inventories ................................................................    (3.0)             (6.6)
     Accrued taxes payable ......................................................    (3.4)             (5.3)
     Accrued interest payable ...................................................   (10.8)            (10.8)
Other ...........................................................................    (8.4)             (0.3)
                                                                                    -----            ------
Net cash provided by operating activities .......................................    36.3              84.4
                                                                                    -----            ------

Investing Activities

Capital expenditures ............................................................   (42.0)            (46.6)
Income taxes on gain from sale of natural gas retail distribution operations ....      --             (90.9)
                                                                                    -----            ------

Net cash used for investing activities ..........................................   (42.0)           (137.5)
                                                                                    -----            ------

Financing Activities

Issuance of short-term debt, net ................................................    12.0              74.8
Dividends paid on common stock ..................................................      --              (8.1)
Dividends paid on preferred stock ...............................................    (0.2)             (0.2)
                                                                                    -----            ------

Net cash provided by financing activities .......................................    11.8              66.5
                                                                                    -----            ------

Cash and temporary cash investments--

Net change ......................................................................     6.1              13.4
Balance at beginning of period ..................................................     5.7               8.6
                                                                                    -----            ------
Balance at end of period ........................................................ $  11.8          $   22.0
                                                                                    =====            ======

Cash Paid During the Period for:
Interest ........................................................................ $  23.8          $   25.6
Income taxes .................................................................... $  18.7          $   93.3

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                                                            At                       At
                                                                                         March 31,               December 31,
                                                                                           2002                      2001
                                                                                       -------------            -------------
ASSETS

Property

Property ...................................................................           $     3,715.6            $     3,684.4
Less: Accumulated depreciation and amortization ............................                (1,695.7)                (1,670.0)
                                                                                       -------------            -------------
     Net property ..........................................................                 2,019.9                  2,014.4
                                                                                       -------------            -------------

Current Assets

Cash and temporary cash investments ........................................                    11.8                      5.7
Accounts receivable, less provision for uncollectible accounts
     of $12.1 and $12.4, respectively ......................................                   193.9                    156.3
Inventories, at average cost ...............................................                    64.3                     61.3
Prepaid taxes ..............................................................                    34.0                     54.8
Other ......................................................................                    17.7                     20.7
                                                                                       -------------            -------------

     Total current assets ..................................................                   321.7                    298.8
                                                                                       -------------            -------------

Other Assets

Income taxes recoverable through future revenues ...........................                    37.9                     39.2
Other regulatory assets ....................................................                    88.9                     99.7
Trust assets ...............................................................                   142.7                    141.1
Other ......................................................................                   113.4                    104.9
                                                                                       -------------            -------------

     Total other assets ....................................................                   382.9                    384.9
                                                                                       -------------            -------------

Total Assets ...............................................................           $     2,724.5            $     2,698.1
                                                                                       =============            =============

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       THE DAYTON POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (continued)

                                                                               At                       At
                                                                            March 31,              December 31,
                                                                              2002                     2001
                                                                          ------------            --------------
CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholder's equity--
     Common stock .................................................        $      0.4               $      0.4
     Other paid-in capital ........................................             771.7                    771.6
     Accumulated other comprehensive income .......................              18.2                     15.6
     Earnings reinvested in the business ..........................             409.6                    357.3
                                                                           ----------               ----------

         Total common shareholder's equity ........................           1,199.9                  1,144.9

Preferred stock ...................................................              22.9                     22.9
Long-term debt ....................................................             666.5                    666.6
                                                                           ----------               ----------

         Total capitalization .....................................           1,889.3                  1,834.4
                                                                           ----------               ----------

Current Liabilities

Accounts payable ..................................................             102.6                    110.5
Accrued taxes .....................................................              90.9                    105.6
Accrued interest ..................................................               8.3                     19.0
Short-term debt ...................................................              12.0                        -
Other .............................................................              27.3                     21.8
                                                                           ----------               ----------

         Total current liabilities ................................             241.1                    256.9
                                                                           ----------               ----------

Deferred Credits and Other

Deferred taxes ....................................................             395.2                    397.0
Unamortized investment tax credit .................................              57.4                     58.0
Trust obligations .................................................             100.1                    102.7
Other .............................................................              41.4                     49.1
                                                                           ----------               ----------

         Total deferred credits and other .........................             594.1                    606.8
                                                                           ----------               ----------

Total Capitalization and Liabilities ..............................        $  2,724.5               $  2,698.1
                                                                           ==========               ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   Notes to Consolidated Financial Statements

1. The Dayton Power and Light Company ("DP&L" or "the Company") is a wholly owned subsidiary of DPL Inc ("DPL"). DP&L has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2001 Annual Report on Form 10-K.

2. Reclassifications have been made in the presentation of certain prior years' amounts to conform to the current reporting presentation of the Company.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. Comprehensive income for the three months ended March 31, 2002 and 2001 of $55.2 and $45.9 million, respectively, includes reported net income adjusted by the non-cash effect of unrealized gains on trust and derivative assets after tax.

4. DPL's transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, Electric.

                                                    Three Months Ended
                                                         March 31,
                                                --------------------------
                                                    2002          2001
                                                    ----          ----
Net revenues:
Electric ...................................      $  191.6      $  212.6

Operating income:
Electric ...................................      $   91.4      $  106.9
Other (a) ..................................          (4.1)          6.0
                                                  --------      --------
   Total ...................................          87.3         112.9
Other income (deductions) ..................          11.7          (2.5)
Interest expense ...........................         (15.4)        (15.9)
                                                  --------      --------
Income before income taxes,
   extraordinary item, and cumulative
   effect of accounting change .............      $   83.6      $   94.5
                                                  ========      ========

(a) Includes unallocated corporate items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

The Dayton Power and Light Company ("DP&L" or "the Company") reported earnings on common stock for the first quarter of 2002 of $52.4 million compared to prior year earnings on common stock of $56.3 million before the cumulative effect of an accounting change. The accounting change in the first quarter of 2001 resulted from the adoption of a new accounting standard for derivatives.

Despite significant cost reductions, work elimination, and a stable economic environment, the first quarter of 2002 fell slightly below prior year results. The continuation of record mild temperatures throughout the first quarter significantly impacted the retail sector and reduced earnings by $6 million. Industrial/commercial revenues remained constant quarter to quarter.

Wholesale power prices are beginning to increase slightly, which provides opportunity for increased margins on sales from the Company's low cost coal units. With the increase in announced capacity addition cancellations, the region's generation reserves at time of peak demand, after factoring in planned outages, are expected to be in the single digits this summer.

Results of Operations

                                                 Three Months Ended
                                                     March 31,
                                            ---------------------------
                                               2002             2001
                                               ----             ----

Electric revenues ......................     $  272.2         $  294.7
Fuel ...................................         47.5             59.1
Purchased power ........................         33.1             23.0
                                             --------         --------
     Net electric revenues .............     $  191.6         $  212.6

Operating income .......................     $   87.3         $  112.9

Net electric revenues decreased by $21.0 million or 10%. Retail revenues decreased $8.2 million or 3% as a result of the warmest weather on record in the last 30 years. Wholesale capacity and energy revenues decreased $14.3 million or 36% as a result of the weather and lower commodity prices. Fuel costs decreased $11.6 million or 20% as a result of lower spot-market prices for coal and the sales decline. Purchased power increased $10.1 million or 44% as a result of higher outages.

Operation and maintenance expense increased $4.2 million or 13% primarily as a result of higher employee benefits expense, including lower pension credits and a $1.1 million current year union severance charge.

Other income (deductions) increased $14.2 million primarily as a result of a current year insurance claim under the Company's business interruption policy (see "Other Matters"). Prior year results included strategic consulting expenses.

The prior year cumulative effect of an accounting change reflected the Company's adoption of the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

Capital Resources and Requirements

Construction additions were $32 million for the current quarter and are expected to approximate $133 million for the year. Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, electricity and fuel price forecasts, legislative and regulatory developments and changing environmental standards, among other factors. The Company's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost and adequate and timely rate recovery. The Company expects to finance its construction program in 2002 and 2003 with internal funds.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that was reported in October 2000.

DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. The Company had no borrowings outstanding under these credit agreements at March 31, 2002. The Company also has $75 million available in short-term informal lines of credit. The commitment fees are not material. The Company had no borrowings outstanding under these informal lines and $12 million in commercial paper outstanding at March 31, 2002.

Issuance of additional amounts of first mortgage bonds by the Company is limited by provision of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales, and construction plans. The Company currently has sufficient capacity to issue first mortgage bonds to satisfy requirements in connection with the financing of its construction and refinancing programs during the five-year period 2002-2006.

At March 31, 2002, the Company's senior debt credit ratings were as follows:

Standard & Poor's Corp. ...............  BBB+
Moody's Investors Service .............  A2

Market Risk

The carrying value of the Company's debt was $668.1 million at December 31, 2001, consisting of the Company's first mortgage bonds and guaranteed air quality development obligations. The fair value of this debt was $678.8 million on December 31, 2001, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. There have been no material changes in the carrying value or fair value of the Company's long-term debt since December 31, 2001. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2001:

---------------------------------------------------------------------------------------------------------------------------
                                                  Expected Maturity Date
------------------------------ ---------- --------- ---------- ---------- ---------- ------------- ----------- ------------
                                  2002      2003       2004       2005       2006     Thereafter      Total     Fair Value
------------------------------ ---------- --------- ---------- ---------- ---------- ------------- ----------- ------------
Long-term Debt
------------------------------ ---------- --------- ---------- ---------- ---------- ------------- ----------- ------------
  Amount ($ in millions)            $1.1       $1.1      $1.1       $1.1       $1.1      $662.6      $668.1        $678.8
------------------------------ ---------- --------- ---------- ---------- ---------- ------------- ----------- ------------
  Average rate                       7.4%       7.4%      7.4%       7.4%       7.4%        7.5%        7.5%
------------------------------ ---------- --------- ---------- ---------- ---------- ------------- ----------- ------------

Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $12 million with a weighted-average interest rate of 2.1% at March 31, 2002. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly average cost of this debt is negligible.

The Company's financial results are impacted by changes in electricity, coal, and gas commodity prices. Ten percent of the Company's expected 2002 revenues are from spot energy sales in the wholesale market and sales of peaking capacity. Fuel and purchased power costs represented 39% of total operating costs in 2001. The Company has contracted for approximately 95% of its coal needs for 2002. A 2% change in overall fuel costs would result in a $3.5 million change in net income.

Other Matters

A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to environmental law and electric deregulation. "Insurance Claims and Costs" on DPL's Consolidated Balance Sheet includes insurance reserves of approximately $87 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, receivables for insurance claims for DP&L, or the release of the appropriate reserves will occur and be reflected in income. Through the first quarter of 2002, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy.

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

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS

                                               Three Months Ended
                                                    March 31,
                                          ----------------------------
                                             2002              2001
                                             ----              ----
Electric

Sales (millions of kWh)--
     Residential ......................      1,383            1,480
     Commercial .......................        843              879
     Industrial .......................      1,033            1,094
     Other retail .....................        324              314
                                           -------         --------
         Total retail .................      3,583            3,767
     Wholesale ........................        736              946
                                           -------         --------

         Total ........................      4,319            4,713

Revenues (thousands of dollars)--
     Residential ......................   $115,355         $120,360
     Commercial .......................     60,166           60,421
     Industrial .......................     48,609           52,014
     Other retail .....................     22,184           21,710
                                          --------         --------
         Total retail .................    246,314          254,505
     Wholesale ........................     25,900           40,190
                                          --------         --------

         Total ........................   $272,214         $294,695

Electric customers at end of period ...    501,971          500,741

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

See the "Market Risk" section of Item 2.

                           Part II. Other Information
--------------------------------------------------------------------------------

Item 5.  Other Information
         -----------------

The Federal Energy Regulatory Commission ("FERC") issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate, or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. The Company filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance Companies' proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. The Company is exploring its operational options as a result of the FERC Order.

On July 22, 1998, the Public Utilities Commission of Ohio ("PUCO") approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On December 21, 1999 and again on March 21, 2002, the PUCO issued additional rules proposed by the PUCO staff, which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. The Company submitted comments on the proposed rules on January 31, 2000 and April 18, 2002. The current revisions to the rules are expected to be finalized by the PUCO in the fall of 2002.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) There are no exhibits required by Item 601 of Regulation S-K for the quarter ended March 31, 2002.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE DAYTON POWER AND LIGHT COMPANY
                                    ----------------------------------------
                                                   (Registrant)




Date:        May 15, 2002            /s/ Elizabeth M. McCarthy
     ----------------------------   ----------------------------------------
                                     Elizabeth M. McCarthy
                                     Group Vice President and Chief Financial
                                     Officer (principal financial officer)