Form 10-Q
period 2002-06-30
DAYTON POWER & LIGHT CO
filed 2002-08-14
CIK 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-2385

THE DAYTON POWER AND LIGHT COMPANY

(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-0258470 (I.R.S. Employer Identification No.)

1065 Woodman Drive
Dayton, Ohio 45432
(Address of principal executive offices)

(937) 224-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate the number of shares of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Title of each class)	41,172,173 Shares (Outstanding at June 30, 2002)

THE DAYTON POWER AND LIGHT COMPANY

SIGNATURES	15

Part I. Financial Information

Item 1.	Financial Statements

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Revenues
Electric	$279.1	$287.2	$551.3	$581.9
Expenses
Fuel	50.0	53.0	97.5	112.1
Purchased power	22.9	36.9	56.0	59.9
Operation and maintenance	35.2	48.5	72.5	81.6
Depreciation and amortization	29.5	28.5	59.1	57.2
Amortization of regulatory assets, net	11.3	11.3	22.8	23.4
General taxes	26.0	22.2	51.9	48.0

Total expenses	174.9	200.4	359.8	382.2

Operating Income	104.2	86.8	191.5	199.7
Other income (deductions)	(0.7)	1.5	11.0	(1.0)
Interest expense	(15.1)	(16.0)	(30.5)	(31.9)

Income Before Income Taxes and Cumulative Effect of Accounting Change	88.4	72.3	172.0	166.8
Income taxes	32.5	26.8	63.5	64.8

Income Before Cumulative Effect of Accounting Change	55.9	45.5	108.5	102.0
Cumulative effect of accounting change, net of tax	—	—	—	1.0

Net Income	55.9	45.5	108.5	103.0
Preferred dividends	0.2	0.2	0.4	0.4

Earnings on Common Stock	$55.7	$45.3	$108.1	$102.6

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Six Months Ended June 30,

	2002	2001

Operating Activities
Net income	$108.5	$103.0
Adjustments:
Depreciation and amortization	59.1	57.2
Amortization of regulatory assets, net	22.8	23.4
Deferred income taxes	(6.2)	15.9
Changes in working capital:
Accounts receivable	(62.7)	(23.5)
Accounts payable	(4.4)	7.8
Inventories	2.5	(14.4)
Accrued taxes payable	1.6	(23.3)
Other	(8.5)	8.2

Net cash provided by operating activities	112.7	154.3

Investing Activities
Capital expenditures	(79.8)	(85.1)
Income taxes on gain from sale of natural gas retail distribution operations	—	(90.9)

Net cash used for investing activities	(79.8)	(176.0)

Financing Activities
Issuance of short-term debt, net	—	84.8
Retirement of long-term debt	(0.4)	(0.4)
Dividends paid on common stock	—	(65.4)
Dividends paid on preferred stock	(0.4)	(0.4)

Net cash provided by (used for) financing activities	(0.8)	18.6

Cash and temporary cash investments—
Net change	32.1	(3.1)
Balance at beginning of period	0.9	3.4

Balance at end of period	$33.0	$0.3

Cash Paid During the Period for:
Interest	$25.0	$29.7
Income taxes	$69.0	$136.0

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	At June 30, 2002	At December 31, 2001

ASSETS
Property
Property	$3,745.5	$3,684.4
Less: Accumulated depreciation and amortization	(1,723.3)	(1,670.0)

Net property	2,022.2	2,014.4

Current Assets
Cash and temporary cash investments	33.0	0.9
Trade Accounts receivable, less provision for uncollectible accounts of $12.0 and $12.4, respectively	162.8	156.3
Net intercompany receivables with parent company	56.4	-
Inventories, at average cost	58.9	61.3
Prepaid taxes	20.1	54.8
Other	21.8	25.5

Total current assets	353.0	298.8

Other Assets
Income taxes recoverable through future revenues	34.6	39.2
Other regulatory assets	77.6	99.7
Trust assets	146.6	141.1
Other	113.5	104.9

Total other assets	372.3	384.9

Total Assets	$2,747.5	$2,698.1

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(continued)

	At June 30, 2002	At December 31, 2001

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity—
Common stock	$0.4	$0.4
Other paid-in capital	771.7	771.6
Accumulated other comprehensive income	19.0	15.6
Earnings reinvested in the business	465.3	357.3

Total common shareholder’s equity	1,256.4	1,144.9
Preferred stock	22.9	22.9
Long-term debt	665.9	666.6

Total capitalization	1,945.2	1,834.4

Current Liabilities
Accounts payable	94.2	110.5
Accrued taxes	84.2	105.6
Accrued interest	19.1	19.0
Other	19.7	21.8

Total current liabilities	217.2	256.9

Deferred Credits and Other
Deferred taxes	384.9	397.0
Unamortized investment tax credit	56.5	58.0
Trust obligations	102.3	102.7
Other	41.4	49.1

Total deferred credits and other	585.1	606.8

Total Capitalization and Liabilities	$2,747.5	$2,698.1

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.   The Dayton Power and Light Company (“DP&L” or “the Company”) is a wholly owned subsidiary of DPL Inc (“DPL”). DP&L has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2001 Annual Report on Form 10-K.

2.   Reclassifications have been made in the presentation of certain prior years’ amounts to conform to the current reporting presentation of the Company.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3.   Comprehensive income for the three and six months ended June 30, 2002 and 2001 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$55.9	$45.5	$108.5	$103.0
Unrealized gains (losses) on financial instruments, net of reclassifications, after tax	0.8	(2.9)	3.4	(14.5)

Comprehensive income	$56.7	$42.6	$111.9	$88.5

4.   DPL’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, Electric.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenues:
Electric	$206.2	$197.3	$397.8	$409.9
Operating income:
Electric	$105.6	$94.8	$197.0	$201.7
Other (a)	(1.4)	(8.0)	(5.5)	(2.0)

Total	104.2	86.8	191.5	199.7
Other income (deductions)	(0.7)	1.5	11.0	(1.0)
Interest expense	(15.1)	(16.0)	(30.5)	(31.9)

Income before income taxes and cumulative effect of accounting change	$88.4	$72.3	$172.0	$166.8

(a) Includes unallocated corporate items.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Dayton Power and Light Company (“DP&L” or “the Company”) reported earnings on common stock for the second quarter of 2002 of $55.7 million, an increase of 23% over earnings on common stock of $45.3 million for the same quarter last year. Earnings on common stock for the current year-to-date period were $108.1 million, an increase of 5% over the earnings on common stock of $102.6 million for the same period last year. Results for 2001 included an operation and maintenance charge of $4.9 million before taxes for a voluntary early retirement program and the accounting change for the adoption of the new accounting standard for derivatives. Before the effect of non-recurring items, earnings on common stock for the quarter and the year-to-date periods increased 15% and 3%, respectively, primarily as a result of lower operation and maintenance expense as discussed below.

As a result of significant cost reductions, work elimination, and a stable economic environment, the second quarter and first six months of 2002 improved over prior year results. The third quarter is expected to be the strongest period of the year.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Electric revenues	$279.1	$287.2	$551.3	$581.9
Fuel	50.0	53.0	97.5	112.1
Purchased power	22.9	36.9	56.0	59.9

Net electric revenues	$206.2	$197.3	$397.8	$409.9
Operating income	$104.2	$86.8	$191.5	$199.7

The decrease in electric revenues in the second quarter and year-to-date periods as compared to the prior year was primarily the result of lower wholesale revenues. Wholesale capacity and energy revenues decreased $14.7 million or 29% for the quarter and by $29.0 million or 32% for the six months primarily as a result of lower wholesale electric commodity prices. The decrease in wholesale revenues during the second quarter was partially offset by a $6.5 million or 3% increase in retail residential revenues resulting from the more normal weather in the current period. Fuel and purchased power costs decreased as compared to the prior year by $17.0 million or 19% and $18.5 million or 11% for the quarter and year-to-date periods, respectively, as a result of lower purchased power volumes, and lower average gas and coal prices.

Operation and maintenance expense decreased $13.3 million or 27% and by $9.1 million or 11% compared to last year’s second quarter and year-to-date periods, respectively. The decreases in both comparison periods primarily resulted from lower planned outage costs, lower ash disposal costs, and lower employee benefits expense.

General taxes increased $3.8 million or 17% and by $3.9 million or 8% compared to last year’s second quarter and year-to-date periods, respectively. The increases for both comparison periods were primarily attributable to the impact of the Ohio kWh excise tax that was first implemented in May 2001.

Other income (deductions) decreased $2.2 million for the quarter and increased $12.0 million for the year-to-date period. The decrease for the quarter resulted primarily from a $0.5 million increase in net derivative losses and two settlements totaling $0.9 million that were received in 2001. The increase for the year-to-date period was primarily attributable to a $7.3 million insurance claim recognized in the first quarter of 2002 (see “Other Matters”) and strategic consulting expenses incurred in the first quarter of 2001.

Interest expense decreased $0.9 million or 6% and by $1.4 million or 4% compared to last year’s second quarter and year-to-date periods, respectively, primarily as a result of lower average short-term debt levels.

The prior year cumulative effect of an accounting change reflected the Company’s adoption of the provisions of the Financial Accounting Standard Board’s (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

Capital Resources and Requirements

Construction additions were $62 million for the first six months of 2002 and are expected to approximate $133 million for the year. Capital plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, electricity and fuel price forecasts, legislative and regulatory developments and changing environmental standards, among other factors. The Company’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost and adequate and timely rate recovery. The Company expects to finance its capital program in 2002 and 2003 with internal funds.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that was reported in October 2000.

DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. The Company had no borrowings outstanding under these credit agreements at June 30, 2002. The Company also has $75 million available in short-term informal lines of credit. The commitment fees are not material. The Company had no borrowings outstanding under these informal lines and no commercial paper outstanding at June 30, 2002.

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

At June 30, 2002, the Company’s senior debt credit ratings were as follows:

Standard & Poor’s Corp	BBB+
Moody’s Investors Service	A2

On January 28, 2002, Standard & Poor’s changed the outlook on DPL’s credit rating from stable to negative and on July 30, 2002, Moody’s Investor Service placed DPL’s rating under review. Both rating agencies cited pressure from reduced wholesale energy prices and concerns regarding the impact of the global economic downturn on the liquidity of DPL’s financial asset portfolio as the reason for their actions. DPL is currently in discussions with the rating agencies regarding these matters.

Market Risk

The carrying value of the Company’s debt was $668.1 million at December 31, 2001, consisting of the Company’s first mortgage bonds and guaranteed air quality development obligations. The fair value of this debt was $678.8 million on December 31, 2001, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. There have been no material changes in the carrying value or fair value of the Company’s long-term debt since December 31, 2001. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2001:

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Long-term Debt
Amount ($ in millions)	$1.1	$1.1	$1.1	$1.1	$1.1	$662.6	$668.1	$678.8
Average rate	7.4%	7.4%	7.4%	7.4%	7.4%	7.5%	7.5%

Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The Company had no short-term debt outstanding at June 30, 2002, and therefore, no exposure to short-term interest rate risk.

The Company’s financial results are impacted by changes in electricity, coal, and gas commodity prices. Ten percent of the Company’s expected 2002 revenues are from spot energy sales in the wholesale market and sales of peaking capacity. For the summer of 2002, the Company has sold forward approximately 80% of its available 1,100 megawatts of capacity. Fuel and purchased power costs represented 39% of total operating costs in 2001. The Company has contracted for approximately 90% of its coal needs for 2002. A 2% change in overall fuel costs would result in a $3.5 million change in net income.

Critical Accounting Policies

The accounting policies described below are viewed by management as critical because their application is the most relevant and material to the Company’s results of operations and financial position and these policies require the use of material judgments and estimates.

Regulatory Assets: The Company capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that the costs incurred will be recovered in future revenues as a result of the regulatory process. See Note 4 to the consolidated financial statements in the Company’s 2001 Annual Report on Form 10-K for further discussion of regulatory matters. The Company applied judgment in the use of this principle when it concluded, as of December 31, 2000, that as a result of deregulation $63.7 million of generation related regulatory assets were no longer probable of recovery, and wrote off these assets as an extraordinary charge. These estimates are based on expected usage by customer class over the designated recovery period. At June 30, 2002, $74.7 million of generation related regulatory assets remain on the balance sheet to be recovered over the remaining transition period ending December 31, 2003.

Unbilled Revenues: The Company records revenue for retail and other energy sales under the accrual method. For retail customers, revenues are recognized when the services are provided on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the reporting period. These estimates are based on the volume of energy delivered, historical usage and growth by customer class and the impact of weather variations on usage patterns. Unbilled revenues recognized at June 30, 2002 totaled $58.4 million.

Insurance and Claims: A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L and receivables for insurance claims for DP&L will occur and be reflected in income. As of June 30, 2002, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy. Of this amount, $7.3 million was reported as other income for the six months ended June 30, 2002.

Other Matters

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for DP&L as of January 1, 2003. DP&L has not yet determined the extent to which its financial condition or results of operations may be affected by the implementation of this accounting standard.

Forward-looking statements

This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond the Company’s control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules and adverse economic conditions.

OPERATING STATISTICS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Sales (millions of kWh)—
Residential	1,099	1,016	2,481	2,497
Commercial	919	916	1,761	1,795
Industrial	1,170	1,148	2,202	2,242
Other retail	354	358	678	672

Total retail	3,542	3,438	7,122	7,206
Wholesale	1,091	917	1,893	1,862

Total	4,633	4,355	9,015	9,068
Revenues (thousands of dollars)—
Residential	$99,683	$93,240	$215,038	$213,600
Commercial	65,457	66,237	125,623	126,658
Industrial	53,555	52,452	102,164	104,466
Other retail	23,811	24,035	45,995	45,745

Total retail	242,506	235,964	488,820	490,469
Wholesale	36,569	51,283	62,469	91,473

Total	$279,075	$287,247	$551,289	$581,942
Electric customers at end of period	503,058	500,800	503,058	500,800

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

See the “Market Risk” section of Item 2.

Part II. Other Information

Item 5.     Other Information

Rate Regulation and Government Legislation

The Federal Energy Regulatory Commission (“FERC”) issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations (“RTO”). The rule required that all public utilities that own, operate, or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. The Company filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance Companies’ proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. On May 28, 2002, the Company filed with the FERC stating its intention to join the PJM Interconnection, L.L.C., an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted DP&L conditional approval to join PJM.

On July 22, 1998, the Public Utilities Commission of Ohio (“PUCO”) approved the implementation of Minimum Electric Service Standards for all of Ohio’s investor-owned electric utilities. This Order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On December 21, 1999 and again on March 21, 2002, the PUCO issued additional rules proposed by the PUCO staff, which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. The Company submitted comments on the proposed rule s on January 31, 2000 and April 18, 2002. The current revisions to the rules are expected to be finalized by the PUCO in the fall of 2002.

Environmental Considerations

The Ohio Environmental Protection Agency adopted rules that will constitute Ohio’s State Implementation Plan (“SIP”) for nitrogen oxide (“NOx”) reductions. The state rules are substantially similar to the reductions required under the federal Clean Air Act Section 126 rulemaking and federal NOx SIP rule. The Company’s current NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the state SIP reduction requirements.

In April 2002, the United States Environmental Protection Agency (“US EPA”) issued proposed rules governing existing facilities that have cooling water intake structures. Final rules are anticipated in August 2003. The impact of the final rules cannot be determined at this time.

In July 2002, the Company and other parties received notification from the US EPA that it considers them to be Potentially Responsible Parties for the clean up of hazardous substances at the South Dayton Landfill site in Dayton, Ohio. The US EPA has not provided an estimated cost for this site. The information available does not demonstrate that the Company contributed hazardous substances to the site. The Company will challenge this action.

Item 6.     Exhibits and Reports on Form 8-K

(a)	There are no exhibits required by Item 601 of Regulation S-K for the quarter ended June 30, 2002.

(b)	Reports on Form 8-K.

  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY

(Registrant)

Date: August 14, 2002	/s/ Elizabeth M. McCarthy

Elizabeth M. McCarthy Group Vice President and Chief Financial Officer (principal financial officer)