Form 10-Q
period 2002-09-30
DAYTON POWER & LIGHT CO
filed 2002-10-31
CIK 27430

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Title of each class)	41,172,173 Shares (Outstanding at September 30, 2002)

THE DAYTON POWER AND LIGHT COMPANY
INDEX

Part I. Financial Information

Item 1. Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Electric	$341.7	$351.5	$893.0	$933.4
Expenses
Fuel	57.6	62.3	155.1	174.4
Purchased power	38.8	46.4	94.8	106.3
Operation and maintenance	35.3	32.8	107.8	114.4
Depreciation and amortization	29.6	29.4	88.7	86.6
Amortization of regulatory assets, net	13.6	12.1	36.4	35.5
General taxes	29.7	26.1	81.6	74.1

Total expenses	204.6	209.1	564.4	591.3

Operating Income	137.1	142.4	328.6	342.1
Other income (deductions)	2.8	9.7	13.8	8.7
Interest expense	(15.9)	(15.5)	(46.4)	(47.4)

Income Before Income Taxes and Cumulative Effect of Accounting Change	124.0	136.6	296.0	303.4
Income taxes	49.5	51.1	113.0	115.9

Income Before Cumulative Effect of Accounting Change	74.5	85.5	183.0	187.5
Cumulative effect of accounting change, net of tax	—	—	—	1.0

Net Income	74.5	85.5	183.0	188.5
Preferred dividends	0.3	0.3	0.7	0.7

Earnings on Common Stock	$74.2	$85.2	$182.3	$187.8

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net income	$183.0	$188.5
Adjustments:
Depreciation and amortization	88.7	86.6
Amortization of regulatory assets, net	36.4	35.5
Deferred income taxes	(15.6)	14.5
Changes in working capital:
Accounts receivable	(15.2)	9.1
Accounts payable	(11.5)	(10.3)
Net intercompany receivables from parent	(39.7)	(5.4)
Inventories	6.8	(14.0)
Accrued taxes payable	14.3	11.5
Accrued interest payable	(10.8)	(10.8)
Other	(16.2)	(29.3)

Net cash provided by operating activities	220.2	275.9

Investing Activities
Capital expenditures	(102.1)	(115.2)
Income taxes on gain from sale of natural gas retail distribution operations	—	(90.9)

Net cash used for investing activities	(102.1)	(206.1)

Financing Activities
Issuance of short-term debt, net	45.0	13.0
Retirement of long-term debt	(0.4)	(0.4)
Dividends paid on common stock	(150.0)	(82.4)
Dividends paid on preferred stock	(0.7)	(0.7)

Net cash used for financing activities	(106.1)	(70.5)

Cash and temporary cash investments—
Net change	12.0	(0.7)
Balance at beginning of period	0.9	3.4

Balance at end of period	$12.9	$2.7

Cash Paid During the Period for:
Interest	$48.0	$54.8
Income taxes	$111.2	$136.2

See Notes to Consolidated Financial Statements.
The interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	At September 30, 2002	At December 31, 2001
ASSETS
Property
Property	$3,770.7	$3,684.4
Less: Accumulated depreciation and amortization	(1,753.2)	(1,670.0)

Net property	2,017.5	2,014.4

Current Assets
Cash and temporary cash investments	12.9	0.9
Trade accounts receivable, less provision for uncollectible accounts of $11.9 and $12.4, respectively	165.5	156.3
Net intercompany receivables with parent company	45.5	—
Inventories, at average cost	54.5	61.3
Prepaid taxes	8.4	54.8
Other	26.4	25.5

Total current assets	313.2	298.8

Other Assets
Income taxes recoverable through future revenues	34.6	39.2
Other regulatory assets	64.0	99.7
Trust assets	117.7	141.1
Other	115.5	104.9

Total other assets	331.8	384.9

Total Assets	$2,662.5	$2,698.1

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
(continued)

	At September 30, 2002	At December 31, 2001
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder's equity—
Common stock	$0.4	$0.4
Other paid-in capital	771.7	771.6
Accumulated other comprehensive income	3.0	15.6
Earnings reinvested in the business	389.5	357.3

Total common shareholder's equity	1,164.6	1,144.9
Preferred stock	22.9	22.9
Long-term debt	665.7	666.6

Total capitalization	1,853.2	1,834.4

Current Liabilities
Accounts payable	89.0	110.5
Accrued taxes	83.7	105.6
Accrued interest	8.4	19.0
Short-term debt	45.0	—
Other	19.1	21.8

Total current liabilities	245.2	256.9

Deferred Credits and Other
Deferred taxes	368.1	397.0
Unamortized investment tax credit	55.8	58.0
Trust obligations	100.8	102.7
Other	39.4	49.1

Total deferred credits and other	564.1	606.8

Total Capitalization and Liabilities	$2,662.5	$2,698.1

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

        3.    Comprehensive income for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$74.5	$85.2	$183.0	$187.8
Unrealized gains (losses) on financial instruments, net of reclassification adjustments, after tax	(16.0)	(7.1)	(12.6)	(21.6)

Comprehensive income	$58.5	$78.1	$170.4	$166.2

        4.    DPL's transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, Electric.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Electric	$245.3	$242.8	$643.1	$652.7
Operating income:
Electric	$138.0	$136.8	$335.0	$338.5
Other (a)	(0.9)	5.6	(6.4)	3.6

Total	137.1	142.4	328.6	342.1
Other income (deductions)	2.8	9.7	13.8	8.7
Interest expense	(15.9)	(15.5)	(46.4)	(47.4)

Income before income taxes and cumulative effect of accounting change	$124.0	$136.6	$296.0	$303.4

(a)
Includes unallocated corporate items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Dayton Power and Light Company ("DP&L" or "the Company") reported earnings on common stock for the third quarter of 2002 of $74.2 million, a decrease of 13% from earnings on common stock of $85.2 million for the same quarter last year. Earnings on common stock for the current year-to-date period were $182.3 million, a decrease of 3% from earnings on common stock of $187.8 million for the same period last year. Operating income for the quarter and year-to-date periods were down 4% to $137.1 million and $328.6 million, respectively, primarily as a result of lower wholesale revenues and higher operating expenses as discussed below. Results for 2001 included an operation and maintenance charge of $4.9 million before taxes for a voluntary early retirement program and the accounting change for the adoption of the new accounting standard for derivatives. Before the effect of non-recurring items, earnings on common stock for the year-to-date period decreased 19%.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Electric revenues	$341.7	$351.5	$893.0	$933.4
Fuel	57.6	62.3	155.1	174.7
Purchased power	38.8	46.4	94.8	106.3

Net electric revenues	$245.3	$242.8	$643.1	$652.7
Operating income	$137.1	$142.4	$328.6	$342.1

        The decrease in electric revenues in the third quarter and year-to-date periods as compared to the prior year was primarily the result of lower wholesale revenues. Wholesale capacity and energy revenues decreased $34.4 million or 39% for the quarter and by $63.4 million or 35% for the nine months primarily as a result of lower wholesale electric commodity prices. The decreases in wholesale revenues were partially offset by increases in retail residential and commercial revenues resulting from warmer than normal weather in the current period. Retail residential and commercial revenues increased by $23.0 million or 13% for the quarter and by $23.4 million or 4% for the year-to-date period. Fuel and purchased power costs decreased as compared to the prior year by $12.3 million or 11% and $30.8 million or 11% for the quarter and year-to-date periods, respectively, as a result of lower purchased power volumes, and lower average gas and coal prices.

        Operation and maintenance expense increased $2.5 million or 8% and decreased $6.6 million or 6% compared to last year's third quarter and year-to-date periods, respectively. Both periods benefited from lower planned outage costs and lower ash disposal costs, which were offset by higher employee benefits expense.

        General taxes increased $3.6 million or 14% and by $7.5 million or 10% compared to last year's third quarter and year-to-date periods, respectively. The increases for both comparison periods were primarily attributable to the impact of the Ohio kWh excise tax that was first implemented in May 2001.

        Other income (deductions) decreased $6.9 million or 71% for the quarter and increased $5.1 million or 59% for the year-to-date period. The decrease for the quarter was primarily attributable to a $14.5 million insurance claim recognized in the third quarter last year (see "Other Matters"), partially offset by a $4.4 decrease in benefits costs, a $2.3 million increase in interest income, and a $0.7 million increase in net derivative gains. The increase for the year-to-date period was primarily attributable to a $6.2 million increase in interest income, $4.2 million in strategic consulting expenses incurred in the first quarter of 2001, and a $1.0 million decrease in net derivative losses. These favorable variances were partially offset by a $7.2 million decrease in insurance claims ($7.3 million was recognized in the second quarter of 2002 as compared to $14.5 million that was recognized in the third quarter of 2001—see "Other Matters").

        Interest expense decreased $1.0 million or 2% compared to the first nine months of 2001 primarily as a result of lower average short-term debt levels.

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

Capital Resources and Requirements

        Construction additions were $88 million for the first nine months of 2002 and are expected to approximate $135 million for the year. Capital plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, electricity and fuel price forecasts, legislative and regulatory developments and changing environmental standards, among other factors. The Company's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost and adequate and timely rate recovery. The Company expects to finance its capital program in 2002 and 2003 with internal funds.

        During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that was reported in October 2000.

        DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. The Company had no borrowings outstanding under these credit agreements at September 30, 2002. The Company also has $75 million available in short-term informal lines of credit. The commitment fees are not material. The Company had no borrowings outstanding under these informal lines and $45 million in commercial paper outstanding at September 30, 2002.

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

        At September 30, 2002, the Company's senior debt credit ratings were as follows:

	Rating	Outlook
Standard & Poor's Corp.	BBB	Stable
Moody's Investors Service	A2	Negative
Fitch	A	Negative

        These credit ratings, which were received in the third quarter as a result of annual credit reviews, are lower than prior ratings and remain investment grade. The rating agencies cited pressure from reduced wholesale energy prices and concerns regarding the impact of the global economic downturn on the liquidity of DPL's financial asset portfolio as the reason for their actions.

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

        Because the long-term debt is at a fixed rate, the primary market risk to the Company is short-term interest rate risk. The carrying value and fair value of short-term debt was $45 million with a weighted-average interest rate of 2.0% at September 30, 2002. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is negligible.

        The Company's financial results are impacted by changes in electricity, coal, and gas commodity prices. Ten percent of the Company's expected 2002 revenues are from spot energy sales in the wholesale market and sales of peaking capacity. For the summer of 2002, the Company had sold forward approximately 80% of its available 1,100 megawatts of capacity. For the summer of 2003, the Company expects to have 1,100 megawatts of peaking capacity available for the wholesale market, none of which has been sold forward at this time. Fuel and purchased power costs represented 39% of total operating costs in 2001. The Company has fully contracted its coal needs for 2002 and approximately 90% for 2003. A 2% change in overall fuel costs would result in a $3.5 million change in net income.

Critical Accounting Policies

        The accounting policies described below are viewed by management as critical because their application is the most relevant and material to the Company's results of operations and financial position and these policies require the use of material judgments and estimates.

        Regulatory Assets: The Company capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that the costs incurred will be recovered in future revenues as a result of the regulatory process. See Note 4 to the consolidated financial statements in the Company's 2001 Annual Report on Form 10-K for further discussion of regulatory matters. The Company applied judgment in the use of this principle when it concluded, as of December 31, 2000, that as a result of deregulation $63.7 million of generation related regulatory assets were no longer probable of recovery, and wrote off these assets as an extraordinary charge. These estimates are based on expected usage by customer class over the designated recovery period. At September 30, 2002, $61.1 million of generation related regulatory assets remain on the balance sheet to be recovered over the remaining transition period ending December 31, 2003.

        Unbilled Revenues: The Company records revenue for retail and other energy sales under the accrual method. For retail customers, revenues are recognized when the services are provided on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the reporting period. These estimates are based on the volume of energy delivered, historical usage and growth by customer class and the impact of weather variations on usage patterns. Unbilled revenues recognized at September 30, 2002 totaled $52.6 million.

        Insurance and Claims: A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L and receivables for insurance claims for DP&L will occur and be reflected in income. As of September 30, 2002, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy. Of this amount, $7.3 million was reported as other income during the first quarter of 2002.

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

OPERATING STATISTICS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Sales (millions of kWh)—
Residential	1,543	1,306	4,024	3,802
Commercial	1,047	966	2,809	2,762
Industrial	1,214	1,233	3,416	3,476
Other retail	379	358	1,057	1,029

Total retail	4,183	3,863	11,306	11,069
Wholesale	1,357	1,278	3,249	3,140

Total	5,540	5,141	14,555	14,209
Revenues (thousands of dollars)—
Residential	$136,806	$117,249	$351,844	$330,849
Commercial	69,270	65,844	194,893	192,502
Industrial	55,281	55,644	157,445	160,110
Other retail	25,578	23,523	71,573	69,269

Total retail	286,935	262,260	775,755	752,730
Wholesale	54,769	89,189	117,238	180,662

Total	$341,704	$351,449	$892,993	$933,392
Electric customers at end of period	503,350	500,271	503,350	500,271

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        See the "Market Risk" section of Item 2.

Item 4. Controls and Procedures

        Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information

Item 5. Other Information

Rate Regulation and Government Legislation

        The Federal Energy Regulatory Commission ("FERC") issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate, or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. The Company filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance Companies' proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. On May 28, 2002, the Company filed with the FERC stating its intention to join the PJM Interconnection, L.L.C., an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted DP&L conditional approval to join PJM. On September 30, 2002, the Company signed an implementation agreement with PJM with the expectation that the Company will be fully integrated into the PJM market by May 1, 2003.

        On July 31, 2002, the FERC issued a Standard Market Design Notice of Proposed Rulemaking ("SMD NOPR"). The SMD NOPR establishes a set of rules to standardize wholesale electric market design to create wholesale competition and efficient transmission systems. The impact on this rulemaking cannot be determined at this time.

        The Company was granted market-base rate authority pursuant to an Order dated September 29, 1996. On September 27, 2002, the Company filed an updated market power analysis with the FERC in support of its authority to sell power at market-based rates.

        On September 12, 2002, the Ohio Consumers' Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the Public Utilities Commission of Ohio ("PUCO"). The complaint alleges the Company has failed to join and transfer operational control to a FERC approved RTO. The Company filed a motion to dismiss the complaint on October 24, 2002. While the Company intends to vigorously defend this case, the impact of the complaint cannot be determined at this time.

        On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On March 21, 2002, the PUCO staff issued additional modifications to rules which are designed to guide the electric utility companies as they enter deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and noncompetitive electric service and safety. The Company submitted comments on the proposed rules on April 18, 2002. The PUCO issued the final rules on September 26, 2002. The cost to the Company of compliance with these rules as issued but not yet adopted by the Joint Committee on Agency Rule Review is not expected to be material.

        On October 10, 2002, the PUCO initiated a proceeding to review the financial condition of major public utilities in Ohio. The purpose of this review is to ensure that any adverse financial consequences of parent or affiliated companies unregulated operations do not impact the financial integrity of the regulated public utility. The PUCO is not requesting any financial information from the utilities at this time. The PUCO is accepting comments until November 11, 2002 on the scope of this review. The impact of this review cannot be determined at this time.

        On October 28, 2002, the Company filed with the PUCO requesting to extend its market development period from December 31, 2003 to December 31, 2005. If approved by the PUCO, the extension of the market development period will continue the Company's current rate structure and provide its retail customers with rate stability.

Environmental Considerations

        The Ohio Environmental Protection Agency adopted rules that will constitute Ohio's State Implementation Plan ("SIP") for nitrogen oxide ("NOx") reductions. The state rules are substantially similar to the reductions required under the federal Clean Air Act Section 126 rulemaking and federal NOx SIP rule. The Company's current NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the state SIP reduction requirements.

        In April 2002, the United States Environmental Protection Agency ("US EPA") issued proposed rules governing existing facilities that have cooling water intake structures. Final rules are anticipated in August 2003. The impact of the final rules cannot be determined at this time.

        In September 2002, the Company and other parties received a special notice that the US EPA considers them to be Potentially Responsible Parties for the clean up of hazardous substances at the South Dayton Landfill site in Dayton, Ohio. The US EPA seeks recovery of past costs and funding for a Remedial Investigation and Feasibility Study. The US EPA has not provided an estimated clean-up cost for this site. The information available does not demonstrate that the Company contributed hazardous substances to the site. The Company will challenge this action.

        On July 29, 2002, the Bush Administration offered proposed legislation known as the "Clear Skies" initiative. The proposal calls for emissions reductions for sulfur dioxide, nitrogen oxides, and mercury commencing between 2008 and 2010. Senator Jeffords also offered a competing multi-pollutant proposal calling for reductions in sulfur dioxide, nitrogen oxides, mercury, and carbon dioxide emissions with earlier implementation dates. Neither proposal is expected to be passed in 2002. The impact of the potential legislation, if passed, cannot be determined at this time.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  There are no exhibits required by Item 601 of Regulation S-K for the quarter ended September 30, 2002.

  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY (Registrant)

Date:	October 30, 2002	/s/ ELIZABETH M. MCCARTHY Elizabeth M. McCarthy Group Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, Elizabeth M. McCarthy, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of The Dayton Power and Light Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 30, 2002
Signature:	/s/ ELIZABETH M. MCCARTHY
Print Name:	Elizabeth M. McCarthy
Title:	Group Vice President and Chief Financial Officer

CERTIFICATIONS

I, Allen M. Hill, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of The Dayton Power and Light Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 30, 2002
Signature:	/s/ ALLEN M. HILL
Print Name:	Allen M. Hill
Title:	Chief Executive Officer