Form 10-Q
period 2003-03-31
DAYTON POWER & LIGHT CO
filed 2003-05-01
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number  1-2385

THE DAYTON POWER AND LIGHT COMPANY

(Exact name of registrant as specified in its charter)

OHIO	31-0258470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Indicate the number of shares of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	41,172,173 Shares
(Title of each class)	(Outstanding at March 31, 2003)

THE DAYTON POWER AND LIGHT COMPANY

Part I. Financial Information

Item 1.  Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

(Dollars in millions)

	Three Months Ended March 31,
	2003	2002
Revenues
Electric	$295.7	$272.2

Expenses
Fuel	55.6	47.5
Purchased power	20.0	33.1
Operation and maintenance	35.4	37.3
Depreciation and amortization	29.1	29.6
Amortization of regulatory assets, net	12.1	11.5
General taxes	28.3	25.9
Total expenses	180.5	184.9

Operating Income	115.2	87.3

Other income	1.0	10.3
Interest expense	(12.8)	(14.0)

Income Before Income Taxes and Cumulative Effect of Accounting Change	103.4	83.6

Income taxes	39.4	31.0

Income Before Cumulative Effect of Accounting Change	64.0	52.6

Cumulative effect of accounting change, net of tax	17.0	—

Net Income	81.0	52.6

Preferred dividends	0.2	0.2

Earnings on Common Stock	$80.8	$52.4

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Three Months Ended March 31,
	2003	2002
Operating Activities

Net income	$81.0	$52.4
Adjustments:
Depreciation and amortization	29.1	29.6
Amortization of regulatory assets, net	12.1	11.5
Deferred income taxes	23.7	6.0
Cumulative effect of accounting change, net of tax	(17.0)	—
Changes in working capital:
Accounts receivable	11.8	1.8
Accounts payable	8.5	—
Net intercompany receivables from parent	—	(39.4)
Accrued taxes payable	11.2	(3.4)
Accrued interest payable	(10.8)	(10.8)
Inventories	2.2	(3.0)
Other	(3.2)	(8.7)

Net cash provided by operating activities	148.6	36.0

Investing Activities

Capital expenditures	(35.0)	(42.0)

Financing Activities

Issuance of short-term debt, net	—	12.0
Dividends paid on common stock	(82.5)	—
Dividends paid on preferred stock	(0.2)	(0.2)

Net cash provided by (used for) financing activities	(82.7)	11.8

Cash and temporary cash investments

Net change	30.9	5.8
Balance at beginning of period	17.1	0.9
Balance at end of period	$48.0	$6.7

Cash Paid During the Period for:
Interest	$22.6	$23.8
Income taxes	$(5.0)	$18.7

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	At March 31, 2003	At December 31, 2002
ASSETS

Property

Property	$3,803.2	$3,781.7
Less: Accumulated depreciation and amortization	(1,762.2)	(1,765.1)
Net property	2,041.0	2,016.6

Current Assets

Cash and temporary cash investments	48.0	17.1
Accounts receivable, less provision for uncollectible accounts of $5.0 and $10.9, respectively	147.5	159.4
Inventories, at average cost	51.9	54.1
Prepaid taxes	35.2	46.9
Other	62.8	65.2

Total current assets	345.4	342.7

Other Assets

Income taxes recoverable through future revenues	43.5	34.6
Other regulatory assets	59.1	71.1
Trust assets	77.2	115.6
Other	82.3	79.0

Total other assets	262.1	300.3

Total Assets	$2,648.5	$2,659.6

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

(continued)

	At March 31, 2003	At December 31, 2002
CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholder’s equity
Common stock	$0.4	$0.4
Other paid-in capital	771.8	771.7
Accumulated other comprehensive income	(3.3)	1.5
Earnings reinvested in the business	393.5	395.3

Total common shareholder’s equity	1,162.4	1,168.9

Preferred stock	22.9	22.9
Long-term debt	665.4	665.5

Total capitalization	1,850.7	1,857.3

Current Liabilities

Accounts payable	90.6	96.5
Accrued taxes	98.6	100.5
Accrued interest	8.2	19.0
Other	26.5	18.9

Total current liabilities	223.9	234.9

Deferred Credits and Other

Deferred taxes	400.5	370.9
Unamortized investment tax credit	54.7	55.1
Trust obligations	69.7	101.2
Other	49.0	40.2

Total deferred credits and other	573.9	567.4

Total Capitalization and Liabilities	$2,648.5	$2,659.6

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.     The Dayton Power and Light Company (“DP&L” or “the Company”) is a wholly owned subsidiary of DPL Inc (“DPL”).  DP&L has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s 2002 Annual Report on Form 10-K.

2.     Reclassifications have been made in the presentation of certain prior year amounts to conform to the current reporting presentation of the Company.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented.  Any adjustments are of a normal recurring nature.

3.     Comprehensive income for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
$ in millions	2003	2002

Net income	$81.0	$52.6
Net change in unrealized gains (losses) on financial instruments net of reclassification adjustments, after tax	(4.8)	2.6
Comprehensive income	$76.2	$55.2

4.     The Company adopted the provisions of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as of January 1, 2003.  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  The Company’s legal obligations associated with the retirements of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers, and ash disposal facilities.  Application of SFAS No. 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced the Company’s accumulated depreciation reserve by $32.1 million.  If the new accounting rules had been adopted on January 1, 2002, the asset retirement obligation would have approximated $4.3 million.  Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets.  This change will reduce annual depreciation and amortization expense by $1.9 million.  On a pro forma basis, the impact for the quarter ended March 31, 2002 would have been $0.3 million after tax.  In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred.  Since the generation assets are not subject to Ohio regulation, the Company recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations.  The total cumulative effect of the adoption of SFAS No. 143 increased earnings on common stock and shareholder’s equity by $28.3 million before tax.

5.     On January 1, 2003, the Company began accounting for DPL stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”).”  This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant.  The Company previously followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Accounting Principles Board and FASB interpretations in accounting for DPL stock options granted to its employees.  The Company has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003.  If the Company had used a fair-value method of accounting for stock-based compensation cost related to DPL stock options granted prior to 2003, earnings on common stock would have been reported as follows:

	Three Months Ended March 31,
$ in millions	2003	2002

Earnings on common stock, as reported	$80.8	$52.4
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	0.3
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.8)	(0.9)
Pro forma earnings on common stock	$80.0	$51.8

6.     DPL’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, “Electric.”

	Three Months Ended March 31,
$ in millions	2003	2002

Net revenues:
Electric	$220.1	$191.6

Operating income:
Electric	$119.3	$91.4
Other (a)	(4.1)	(4.1)
Total	115.2	87.3
Other income (deductions)	1.0	10.3
Interest expense	(12.8)	(14.0)
Income before income taxes and cumulative effect of accounting change	$103.4	$83.6

(a) Includes unallocated corporate items.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Dayton Power and Light Company (“DP&L” or “the Company”) reported earnings on common stock before the cumulative effect of an accounting change of $63.8 million for the first quarter of 2003, an increase of 22% over earnings on common stock of $52.4 million for the first quarter of 2002.  The earnings improvement was primarily attributable to higher retail and wholesale sales and margins.  The cumulative effect of an accounting change in the current quarter of $17.0 million resulted from the adoption of a new accounting standard for asset retirement obligations.

Income Statement Highlights

	Three Months Ended March 31,
$ in millions	2003	2002

Electric revenues	$295.7	$272.2
Fuel	55.6	47.5
Purchased power	20.0	33.1
Net revenues	$220.1	$191.6

Operating income	$115.2	$87.3

Increased electric revenues resulted from increases in both retail and wholesale revenues.  Retail residential revenues increased $10.8 million or 9% as a result of higher sales volume driven by colder weather as compared to 2002 with heating degree days of 3,193 in the first quarter of 2003 compared to 2,563 in the first quarter last year.  Wholesale capacity and energy revenues increased $19.0 million or 73% primarily as a result of increased operating output at the Company’s generating units and higher average wholesale electric commodity prices.  Fuel costs increased $8.1 million or 17% as a result of increased production and higher plant availability.  Purchased power costs decreased $13.1 million or 40% as a result of lower purchased power volumes resulting from increased production and higher plant availability.

Operation and maintenance expense decreased $1.9 million or 5% primarily as a result of lower employee benefits costs, including charges of $1.1 million incurred in the prior year for a union severance program.

General taxes increased $2.4 million or 9% primarily as a result of increased sales causing an increase in the Ohio kWh excise tax and increases in property base resulting in higher property tax expense, as well as property tax rate increases.

Other income decreased $9.3 million or 90% primarily as a result of income of $7.3 million recognized in the prior year for the business interruption insurance policy related to deregulation (see “Issues and Financial Risks - Other Matters”).

Interest expense decreased $1.2 million or 9% higher capitalized interest for selective catalytic reduction installations in 2003.

The cumulative effect of an accounting change reflects the Company’s adoption of the provisions of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as of January 1, 2003 (see Note 4 to the Consolidated Financial Statements).

Construction Program and Financing

Construction additions were $20 million for the first three months of 2003 and are expected to approximate $109 million for the year.  Current year additions relate to the Company’s environmental compliance program, power plant equipment, and the installation of meters and distribution lines.

The Company’s scheduled maturities of long-term debt, including capital lease obligations, over the next three years are $1.1 million each year.  The Company expects to finance its construction program and debt maturities in 2003 and 2004 with internal funds.

DPL and the Company have $50.0 million and $105.0 million, respectively, available through 364-day revolving credit agreements with a consortium of banks.  The primary purpose of these revolving credit facilities is to provide back-up liquidity for DPL’s and the Company’s commercial paper programs.  Current agreements, which expire in December of 2003, provide an appropriate amount of credit support for the Company’s business requirements over the remainder of the year.  At March 31, 2003, DPL and the Company had no outstanding borrowings under these credit agreements and no outstanding commercial paper balances.

The Company has $65.0 million available in short-term informal lines of credit.  Borrowings under these lines of credit were zero at March 31, 2003.

Fees associated with these revolving credit agreements and the Company’s lines of credit are approximately $0.3 million in total per year.

Issuance of additional amounts of first mortgage bonds by the Company is limited by provisions of its mortgage.  The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.  The Company currently has sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its refinancing and construction programs during the five-year period 2003-2007.

Market Risk

The Company’s financial results are affected by changes in electricity, coal, and gas commodity prices, increased competition, the effect of weather and economic conditions in the sales area on retail sales volume, financial market conditions, foreign currency market risk, and adverse economic conditions.  Six percent of the Company’s expected 2003 revenues are from spot energy sales in the wholesale market.

Fuel and purchased power costs represented 42% and 43% of total operating costs in the first quarter of 2003 and for the year 2002, respectively.  The Company has contracted for approximately 90% of its coal needs for 2003.  Purchased power costs depend upon the timing and extent of planned and unplanned outages of the Company’s generating capacity.  The Company does not anticipate significant purchased power needs to cover scheduled maintenance for the remainder of 2003.  A 2% change in overall fuel and purchased power costs would result in a $3.5 million change in net income.

The carrying value of the Company’s debt was $667.0 million at December 31, 2002, consisting of the Company’s first mortgage bonds and guaranteed air quality development obligations.  The fair value of this debt was $690.2 million at December 31, 2002, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2002 are as follows.

	Long-term Debt
Expected Maturity Date	Amount	Average Rate
	($ in millions)
2003	$1.1	7.4%
2004	1.1	7.4%
2005	1.1	7.4%
2006	1.1	7.4%
2007	9.3	6.5%
Thereafter	653.3	7.5%
Total	$667.0	7.5%

Fair Value	$690.2

At March 31, 2003, the Company had no short-term debt outstanding.

Issues and Financial Risks

This report contains certain forward-looking statements regarding plans and expectations for the future.  Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond the Company’s control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, changes in commodity prices, increased competition, regulatory changes and decisions, changes in accounting rules, financial market conditions, foreign currency market risk, and adverse economic conditions.

Other Matters

A wholly-owned captive subsidiary of DPL provides insurance coverage solely to DPL including, among other coverages, business interruption and specific risk coverage with respect to environmental law and electric deregulation.  “Insurance Claims and Costs” on DPL’s Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002 includes insurance reserves of approximately $76 million for based on actuarial methods and historical loss experience.  Such amounts are established based upon claims reported to DPL and include estimates of losses for claims incurred but not reported based on past and current experience.  The liability is believed by management to be adequate to cover the ultimate net cost of losses to date; however, the liability is an estimate.  There is uncertainty associated with the occurrence of insured events and actual loss results could differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated.  As the outcome of electric deregulation becomes certain during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L will occur and/or reserves of the captive insurance company will be adjusted and be reflected in DPL’s income.  As of March 31, 2003, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy.  Of this amount, $7.3 million and $29.0 million were reported as other income in the first quarter of 2002 and in the second half of 2001, respectively.

On January 1, 2003, the Company began accounting for DPL stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”).”  This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant.  The Company previously followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Accounting Principles Board and FASB interpretations in accounting for DPL stock options granted to its employees.  The Company has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003.  The effect on compensation expense, if any, will depend on the timing, amount, and terms of future stock option awards.  During the first quarter of 2003, there was no material effect.

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

	Three Months Ended March 31,
	2003	2002
Electric

Sales (millions of kWh)
Residential	1,546	1,383
Commercial	886	843
Industrial	1,023	1,033
Other retail	333	324
Total retail	3,788	3,583
Wholesale	832	736

Total	4,620	4,319

Revenues (thousands of dollars)
Residential	$126,193	$115,355
Commercial	60,130	60,166
Industrial	41,619	48,609
Other retail	22,870	22,184
Total retail	250,812	246,314
Wholesale	44,853	25,900

Total	$295,665	$272,214

Electric customers at end of period	505,568	501,971

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

Part II.  Other Information

Item 5.    Other Information

Electric Restructuring Legislation

On October 28, 2002, DP&L filed with the Public Utilities Commission of Ohio (“PUCO”) requesting an extension of its market development period as originally determined under Case No. 99-1687-EL-ETP from December 31, 2003 to December 31, 2005.  If approved by the PUCO as requested, the extension of the market development period will continue DP&L’s current rate structure and provide its retail customers with rate stability.  On March 31, 2003, the PUCO issued a staff recommendation that suggests the adoption of the Company’s request to extend its market development period through 2005 and maintain current rates.  However, beginning January 1, 2004, it proposes to increase the credit issued to commercial and industrial customers who elect competitive retail generation service during the market development period, which may increase the number of customers who switch to a competitive supplier.  On April 1, 2003, the PUCO issued an Order that sets the hearing date in this case for May 15, 2003.  The final outcome of this case cannot be determined at this time.

On May 28, 2002, the Company filed a notice with the Federal Energy Regulatory Commission (“FERC”) stating its intention to join the PJM Interconnection, L.L.C. (“PJM”), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia.  On July 31, 2002, the FERC granted the Company approval to join PJM conditioned on the parties meeting several regulatory reliability, ratemaking, and market developing initiatives.  On September 30, 2002, the Company signed an implementation agreement with PJM with the expectation that the Company will be fully integrated into the PJM market by May 1, 2003.  On March 3, 2003, PJM announced the planned date for the full integration of American Electric Power, Commonwealth Edison, and the Company was being extended.  While technical implementation activities continue, full integration of the utilities into PJM will be delayed pending the necessary regulatory approvals.

On September 12, 2002, the Ohio Consumers’ Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the PUCO alleging that the Company had failed to join and transfer operational control of its transmission assets to a FERC-approved Regional Transmission Organization (“RTO”).  The Company filed a motion to dismiss the complaint on October 24, 2002.  On February 20, 2003, the PUCO issued an Entry ordering this case to be stayed until otherwise ordered by the PUCO, stating there were too many unresolved issues relating to the RTO matters.  As such, the outcome of this complaint cannot be determined at this time.

On March 10, 2003, American Municipal Power of Ohio, Inc. on behalf of the Company’s municipal customers (“Municipals”) filed a complaint at the FERC alleging the Municipals will be faced with higher rates under the Power Services Agreement they entered into with the Company in 1994 once the Company is fully integrated into PJM.  The Company intends to vigorously defend this case and cannot be determine the outcome of this complaint at this time.

On March 21, 2002, the PUCO staff proposed modifications to the Minimum Electric Service and Safety Standards, which establish performance standards for various service-related functions of investor-owned electric utilities.  The proposed modifications affect billing, collections, allocation of customer payments, meter reading, and distribution circuit performance.  The Company submitted comments and reply comments on the proposed rules, and filed an application for rehearing on October 26, 2002.  On March 18, 2003, the PUCO issued an Entry on Rehearing adopting the proposed modification with minor changes. The effect of compliance with these rules by the Company is currently under review.

On February 20, 2003, the PUCO issued an Entry requesting comments from interested stakeholders on the proposed rules for the conduct of a competitive bidding process that will take place at the end of the market development period.  The Company submitted comments and reply comments on March 7 and March 21, 2003, respectively.  The effect of the proposed rules cannot be determined at this time.

On March 20, 2003, the PUCO issued an Entry initiating a PUCO investigation regarding the desirability, feasibility, and timing of declaring that retail ancillary, metering, billing and/or collection services are competitive retail electric services that consumers may obtain from any supplier.  The initiation of this investigation was based on a requirement in the 1999 Ohio deregulation legislation.  The PUCO is asking interested stakeholders to file comments by

June 6, 2003 and reply comments by July 7, 2003.  The Company will actively participate in this case and will evaluate the potential outcome of this proceeding.

Competition

As of April 2003, a non-utility affiliated marketer completed its registration to become a competitive retail generation service provider in the Company’s service territory.  The Company anticipates that this competitor will begin a marketing campaign to provide competitive retail generation service to the Company’s residential customers.

Environmental Considerations

On November 22, 2002, the United States Environmental Protection Agency (“USEPA”) announced its final rule package on New Source Review reform and its proposed rule on the definition of “routine maintenance, repair and replacement.”  On December 31, 2002, the final and proposed rules were published in the Federal Register.  Following this announcement, several northeast states brought lawsuits in the United States Court of Appeals for the District of Columbia (the “Court”) challenging the final rule.  On March 6, 2003, the Court denied a petition for a stay that would have delayed implementation of the final rules.  The Company, along with utility groups in which it is a member, is conducting an extensive review of the published rules and does not expect the rule changes to have a material effect on the Company’s financial position, earnings, or cash flow.

On July 29, 2002, the Bush Administration offered proposed legislation known as the “Clear Skies” initiative.  The proposal calls for emissions reductions for sulfur dioxide, nitrogen oxides, and mercury commencing between 2008 and 2010.  A competing proposed legislation calling for reductions in sulfur dioxide, nitrogen oxides, mercury, and carbon dioxide emissions with earlier implementation dates has also been proposed by a state senator.  Neither proposal was passed in 2002.  Since the offering of the Clear Skies proposal, competing proposed legislation revising the air pollution laws has emerged in the 108th session of Congress.  In 2003, the Clear Skies and competing proposals were re-introduced in the second half of the 108th session of Congress.  The effect of any of the proposed legislation, if passed, cannot be determined at this time, but the compliance with new environmental regulation if passed may require additional capital expenditures and may increase operating costs.

On January 14, 2003, the USEPA issued proposed national emissions standards for hazardous air pollutants for stationary combustion turbines.  Final rules are anticipated in August 2003.  The effect of any final standards cannot be determined at this time.

On April 14, 2003, the USEPA issued proposed and direct final rules for standards of performance for stationary gas turbines.  The final rules will not have a material impact on the Company’s combustion turbine facilities.

During the first quarter of 2003, the Ohio Environmental Protection Agency (“Ohio EPA”) indicated that, as part of the regular permit renewal process for the National Pollutant Discharge Eliminations System (“NPDES”) permit for J.M. Stuart Station, it may not renew the thermal variance that was previously issued under Section 316(a) of the Clean Water Act.  The Company is continuing discussions with the Ohio EPA and is assessing the effect of this on the Company’s operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	There are no exhibits required by Item 601 of Regulation S-K for the quarter ended March 31, 2003.

(b)	Reports on Form 8-K.

On March 13, 2003, DP&L filed a Form 8-K reporting under Item 4 that its independent accountants, PricewaterhouseCoopers LLP, had declined to stand for reelection by the Finance and Audit Review Committee of the Board of Directors as DP&L’s independent accountants for the year ended December 31, 2003.

On April 14, 2003, DP&L Inc. filed a Form 8-K reporting under Item 4 that its Finance and Audit Committee of the Board of Directors appointed KPMG LLP as DP&L’s independent accountants for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY
(Registrant)

Date:	April 30, 2003	/s/ Stephen F. Koziar
Stephen F. Koziar
President and Chief Executive Officer

	April 30, 2003	/s/ Caroline E. Muhlenkamp
Caroline E. Muhlenkamp
Interim Group Vice President and Chief Financial Officer

	April 30, 2003	/s/ Miles W. McHugh
Miles W. McHugh
Corporate Controller

CERTIFICATIONS

I, Caroline E. Muhlenkamp, certify that:

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003
Signature:	/s/ Caroline E. Muhlenkamp
Print Name:	Caroline E. Muhlenkamp
Title:	Interim Group Vice President and Chief Financial Officer

I, Stephen F. Koziar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Dayton Power and Light Company;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003
Signature:	/s/ Stephen F. Koziar
Print Name:	Stephen F. Koziar
Title:	President and Chief Executive Officer