Form 10-Q
period 2003-06-30
DAYTON POWER & LIGHT CO
filed 2003-08-05
CIK 27430

Use these links to rapidly review the document
THE DAYTON POWER AND LIGHT COMPANY INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

.

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

YES ☒        NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒        NO ☐

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Title of each class)	41,172,173 Shares (Outstanding at June 30, 2003)

THE DAYTON POWER AND LIGHT COMPANY
INDEX

Part I. Financial Information

Item 1. Financial Statements

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
($ in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Electric	$271.4	$279.1	$567.1	$551.3
Expenses
Fuel	50.8	50.0	106.4	97.5
Purchased power	26.5	22.9	46.5	56.0
Operation and maintenance	49.9	35.2	85.3	72.5
Depreciation and amortization	29.3	29.5	58.4	59.1
Amortization of regulatory assets, net	10.7	11.3	22.8	22.8
General taxes	25.4	26.0	53.7	51.9

Total expenses	$192.6	$174.9	$373.1	$359.8

Operating Income	78.8	104.2	194.0	191.5
Other income (deductions)	3.9	(2.6)	4.9	7.7
Interest expense	(12.4)	(13.2)	(25.2)	(27.2)

Income Before Income Taxes and Cumulative Effect of Accounting Change	$70.3	$88.4	$173.7	$172.0
Income tax expense	26.0	32.5	65.4	63.5

Income Before Cumulative Effect of Accounting Change	$44.3	$55.9	$108.3	$108.5
Cumulative effect of accounting change, net of tax	—	—	17.0	—

Net Income	$44.3	$55.9	$125.3	$108.5
Preferred dividends	0.2	0.2	0.4	0.4

Earnings on Common Stock	$44.1	$55.7	$124.9	$108.1

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net income	$125.3	$108.5
Adjustments:
Depreciation and amortization	58.4	59.1
Amortization of regulatory assets, net	22.8	22.8
Deferred income taxes	8.1	(6.2)
Cumulative effect of accounting change, net of tax	(17.0)	—
Changes in working capital:
Accounts receivable	22.8	(6.5)
Accounts payable	(1.5)	(4.4)
Net intercompany receivables	0.3	(64.0)
Accrued taxes payable	30.2	1.6
Prepayments	(13.5)	0.1
Inventories	(1.3)	2.5
Other	(4.6)	(0.8)

Net cash provided by operating activities	$230.0	$112.7

Investing Activities
Capital expenditures	$(65.7)	$(79.8)

Financing Activities
Retirement of long-term debt	(0.4)	(0.4)
Dividends paid on common stock	(112.7)	—
Dividends paid on preferred stock	(0.4)	(0.4)

Net cash used for financing activities	$(113.5)	$(0.8)

Cash and temporary cash investments
Net change	$50.8	$32.1
Balance at beginning of period	17.1	0.9

Balance at end of period	$67.9	$33.0

Cash Paid During the Period for:
Interest	$23.0	$25.0
Income taxes	$29.4	$69.0

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
($ in millions)

	At June 30, 2003	At December 31, 2002
ASSETS
Property
Property	$3,832.5	$3,781.7
Less: Accumulated depreciation and amortization	(1,789.3)	(1,765.1)

Net property	$2,043.2	$2,016.6

Current Assets
Cash and temporary cash investments	67.9	17.1
Accounts receivable, less provision for uncollectible accounts of $5.0 and $10.9, respectively	136.6	159.4
Net intercompany receivables	36.1	36.4
Inventories, at average cost	55.4	54.1
Prepaid taxes	23.4	46.9
Other	39.4	28.8

Total current assets	$358.8	$342.7

Other Assets
Income taxes recoverable through future revenues	43.3	34.6
Other regulatory assets	48.5	71.1
Trust assets	88.1	115.6
Other	84.2	79.0

Total other assets	$264.1	$300.3

Total Assets	$2,666.1	$2,659.6

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
($ in millions)
(continued)

	At June 30, 2003	At December 31, 2002
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder's equity
Common stock	$0.4	$0.4
Other paid-in capital	771.8	771.7
Accumulated other comprehensive income	3.6	1.5
Earnings reinvested in the business	407.5	395.3

Total common shareholder's equity	$1,183.3	$1,168.9
Preferred stock	22.9	22.9
Long-term debt	664.8	665.5

Total capitalization	$1,871.0	$1,857.3

Current Liabilities
Accounts payable	81.3	96.5
Accrued taxes	104.5	100.5
Accrued interest	19.2	19.0
Other	19.2	18.9

Total current liabilities	$224.2	$234.9

Deferred Credits and Other
Deferred taxes	394.7	370.9
Unamortized investment tax credit	53.6	55.1
Trust obligations	72.2	101.2
Other	50.4	40.2

Total deferred credits and other	$570.9	$567.4

Total Capitalization and Liabilities	$2,666.1	$2,659.6

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

Notes to Consolidated Financial Statements

1. The Dayton Power and Light Company ("DP&L" or "the Company") is a wholly owned subsidiary of DPL Inc ("DPL"). DP&L has prepared the unaudited consolidated financial statements in this report, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2002 Annual Report on Form 10-K.

2. Reclassifications have been made in the presentation of certain prior year amounts to conform to the current reporting presentation of the Company.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. Comprehensive income for the three and six months ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions
	2003	2002	2003	2002
Net income	$44.3	$55.9	$125.3	$108.5
Net change in unrealized gains (losses) on financial instruments net of reclassification adjustments, after tax	6.9	0.8	2.1	3.4

Comprehensive income	$51.2	$56.7	$127.4	$111.9

4. The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") during the second quarter of 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and is effective for contracts entered into or modified after June 30, 2003. This standard is not expected to have a material impact on the Company. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with both liability and equity characteristics. This standard, which is effective at the beginning of the third quarter of 2003, is not expected to have an effect on the Company at this time.

5. The Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company's accumulated depreciation reserve. The Company's legal obligations associated with the retirements of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers, and ash disposal facilities. Application of SFAS No. 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced the Company's accumulated depreciation reserve by $32.1 million. If the new accounting rules had been adopted on January 1, 2002, the asset retirement obligation would have approximated $4.3 million. Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets. This change will reduce annual depreciation and amortization expense by $1.9 million. On a pro forma basis, the impact for the quarter and six-month period ended June 30, 2002 would have been $0.3 million and $0.6 million, respectively, after tax. In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred. Since the generation assets are not subject to Ohio regulation, the Company recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations. The total cumulative effect of the adoption of SFAS No. 143 increased earnings on common stock and shareholder's equity by $28.3 million before tax.

6. On January 1, 2003, the Company began accounting for DPL stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant. The Company previously followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Accounting Principles Board and FASB interpretations in accounting for DPL stock options granted to its employees. The Company has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003. If the Company had used a fair-value method of accounting for stock-based compensation cost related to DPL stock options granted prior to 2003, earnings on common stock would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions
	2003	2002	2003	2002
Earnings on common stock, as reported	$44.1	$55.7	$124.9	$108.1
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	0.4	—	0.7
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.5)	(0.8)	(1.3)	(1.7)

Pro forma earnings on common stock	$43.6	$55.3	$123.6	$107.1

7. DP&L's transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, "Electric."

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions
	2003	2002	2003	2002
Net revenues:
Electric	$194.1	$206.2	$414.2	$397.8

Operating income:
Electric	$88.9	$105.6	$208.2	$197.0
Other (a)	(10.1)	(1.4)	(14.2)	(5.5)

Total	78.8	104.2	194.0	191.5
Other income (deductions)	3.9	(2.6)	4.9	7.7
Interest expense	(12.4)	(13.2)	(25.2)	(27.2)

Income before income taxes and cumulative effect of accounting change	$70.3	$88.4	$173.7	$172.0

(a) Includes unallocated corporate items.

8. Net intercompany receivables consist primarily of $36 million due from a wholly owned captive insurance subsidiary of DPL that provides insurance coverage solely to DPL and its subsidiaries, for the settlement of claims under the business interruption policy (see "Other Matters").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Dayton Power and Light Company ("DP&L" or the "Company") reported earnings on common stock of $44.1 million for the second quarter of 2003 compared to $55.7 million for the second quarter of 2002. Results for the current quarter included reduced operating income of $25.4 million primarily from lower retail sales resulting from mild weather and increased operation and maintenance expenses. The decline in retail sales was partially offset by an increase in wholesale sales for the quarter. Earnings on common stock for the second quarter of 2002 reflected lower operation and maintenance expenses as discussed below.

For the six months ended June 30, 2003, the Company reported earnings on common stock before the cumulative effect of an accounting change of $107.9 million compared to $108.1 million for the six months ending June 30, 2002. Retail and wholesale sales combined grew 1% over the same period last year while revenues grew 3%. Results for the current six months included increased operating income of $2.5 million primarily as a result of increased wholesale sales. The cumulative effect of an accounting change of $17.0 million after tax resulted from the adoption of a new accounting standard for asset retirement obligations in 2003.

Income Statement Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions
	2003	2002	2003	2002
Electric revenues	$271.4	$279.1	$567.1	$551.3
Less:
Fuel	50.8	50.0	106.4	97.5
Purchased power	26.5	22.9	46.5	56.0

Net electric revenues	$194.1	$206.2	$414.2	$397.8
Operating income	$78.8	$104.2	$194.0	$191.5

Retail electric revenues decreased $28.8 million in the second quarter due to reduced sales resulting from mild weather. This was significantly offset by a $21.2 million increase in wholesale revenues resulting from the sale of available generating capacity into the wholesale market at favorable market rates. For the six months ended June 2003, electric retail revenues were down $24.3 million primarily because of mild summer temperatures while wholesale revenues increased $40.1 million from higher market rates and a 6% gain in sales.

For the three months ended June 30, 2003, fuel costs increased slightly by $0.8 million due to lower retail sales and the use of internal generation to support increased wholesale sales. Purchased power costs were $3.6 million higher in the second quarter reflecting higher market prices and increased wholesale sales. Fuel costs increased $8.9 million or 9% in the six month period primarily from increased generation output. Purchased power costs dropped $9.5 million or 17% reflecting the use of internal generation to support retail and wholesale sales.

Operation and maintenance expense increased $14.7 million in the second quarter and $12.8 million in the six months ended June 30, 2003, primarily as a result of higher operating plant costs associated with the increase in production and the expensing of cost of removal for retired assets required by the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective January 1, 2003. Higher corporate costs including increased insurance premiums also contributed to the variation in both periods.

Depreciation and amortization expense decreased $0.7 million or 1% in the six month period primarily as a result of the adoption of SFAS No. 143 which required the elimination of the cost of removal accrual component of depreciation rates. This accounting change offset the additional depreciation resulting from the completion of selective catalytic reduction installations at certain facilities.

General taxes increased $1.8 million or 3% in the six month period primarily as a result of increased sales causing an increase in the Ohio kWh excise tax and increases in property base resulting in higher property tax expense, as well as property tax rate increases.

Other income increased $6.5 million in the second quarter of 2003, primarily as a result of higher interest income, reduced miscellaneous fees, and increased non-operating gains.

The cumulative effect of an accounting change reflects the Company's adoption of the provisions of SFAS No. 143 as of January 1, 2003.

Capital Resources and Requirements

Capital expenditures were $65.7 million for the first six months of 2003 and are expected to approximate $109 million for the year. Current year additions relate to the Company's environmental compliance program, power plant equipment, and the installation of meters and distribution lines.

The Company's scheduled maturities of long-term debt, including capital lease obligations, over the next three years are $0.3 million for the remainder of 2003 and $1.1 million each year for 2004 and 2005. The Company expects to finance its construction program and debt maturities in 2003 and 2004 with internal funds.

Issuance of additional amounts of first mortgage bonds by the Company is limited by provisions of its mortgage, however, the Company continues to have sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its refinancing and construction programs through 2007. The amounts and timing of future financings depend upon market and other conditions, rate increases, levels of sales, and construction plans.

In May 2003, DPL announced plans to refinance significant amounts of its consolidated long-term debt to take advantage of favorable interest rates and to reduce long-term debt by $300 million over the next 30 months. On July 24, 2003, the Company received authorization from the Public Utility Commission of Ohio ("PUCO") to issue up to $471 million of first mortgage bonds to refinance a portion of its outstanding first mortgage bonds.

In June 2003, Moody's Investors Service placed the debt ratings of the Company under review for possible downgrade. On July 30, 2003, Fitch Ratings reaffirmed the investment grade debt ratings for the Company. Also on July 30, 2003, Moody's Investor Service concluded their review and lowered the Company's debt rating.

As of July 30, 2003, the Company's senior secured debt credit ratings were as follows:

	Rating	Outlook
Standard & Poor's Corp	BBB	Stable
Fitch Ratings	A	Negative
Moody's Investors Service	Baa1	Stable

Debt ratings from the three rating agencies remain investment grade.

The Company has $105.0 million available through a 364-day revolving credit agreement with a consortium of banks. The primary purpose of this revolving credit facility is to provide back-up liquidity for the Company's commercial paper program. This agreement, which expires in December of 2003, provides an appropriate amount of credit support for the Company's business requirements over the remainder of the year. At June 30, 2003, the Company had no outstanding borrowings under this credit facility and no outstanding commercial paper balance. Fees associated with this credit facility are approximately $0.2 million in total per year.

Market Risk

The Company's financial results are affected by changes in electricity, coal, and gas commodity prices, increased competition, the effect of weather and economic conditions in the sales area on retail sales volume, financial market conditions, and adverse economic conditions. Eleven percent of the Company's year-to-date revenue is from spot energy sales in the wholesale market.

Fuel and purchased power costs represented 41% and 43% of total operating costs in the first six months of 2003 and 2002, respectively. The Company has contracted for approximately 100% of its coal needs for 2003. Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of the Company's generating capacity. The Company will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below its internal production costs. A 2% change in annual fuel and purchased power costs would result in an approximate $3.5 million change in net income.

The carrying value of the Company's debt was $665.9 million at June 30, 2003, consisting of the Company's first mortgage bonds and guaranteed air quality development obligations. The fair value of this debt was $692.0 million at June 30, 2003, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at June 30, 2003 are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate
2003	$0.3	2.6%
2004	1.1	4.0%
2005	1.1	4.0%
2006	1.1	4.0%
2007	9.3	6.1%
Thereafter	653.0	7.5%

Total	$665.9	7.4%

Fair Value	$692.0

At June 30, 2003, the Company had no short-term debt outstanding.

In May 2003, the Company entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds. At June 30, 2003, the market value of these rate risk hedges resulted in an unrealized gain of $1.3 million ($0.8 million net of tax) and is reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet. These hedges were settled on July 28, 2003, at a final market value of $51.4 million and as a result the Company received this amount. The change in value over the end of the quarter was attributed to increasing U.S. Treasury interest rates. The ultimate effectiveness of the hedges will be amortized to interest expense over the life of any newly issued securities with any remaining market value recognized immediately in earnings.

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

Other Matters

A wholly owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including the Company. Premiums for coverage are determined by a third party actuary and charged to expense by the insured over the term of the policy. The Company has, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. In 2001 and 2002, the Company recognized income of $29 million and $7 million respectively relating to its claims under the business interruption policy. By agreement dated December 31, 2001, the insurance subsidiary agreed to pay the Company $29 million with respect to claims under the business interruption policy, and in June 2003 agreed to pay the Company an additional $7 million, as a result of which the Company released the insurance subsidiary from future obligations under the business interruption policy. At June 30, 2003, the Company has an intercompany receivable for $36 million.

On January 1, 2003, the Company began accounting for stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")." This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant. The Company previously followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Accounting Principles Board and FASB interpretations in accounting for its employee stock options. The Company has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003. The effect on compensation expense, if any, will depend on the timing, amount, and terms of future stock option awards. During the first six months of 2003, there was no material effect.

THE DAYTON POWER AND LIGHT COMPANY
OPERATING STATISTICS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Electric
Sales (millions of kWh)
Residential	949	1,099	2,495	2,481
Commercial	902	919	1,788	1,761
Industrial	1,118	1,170	2,141	2,202
Other retail	354	354	687	678

Total retail	3,323	3,542	7,111	7,122
Wholesale	1,178	1,091	2,010	1,893

Total	4,501	4,633	9,121	9,015

Revenues ($in thousands)
Residential	$88,027	$99,683	$214,220	$215,038
Commercial	60,061	65,457	120,191	125,623
Industrial	42,284	53,555	83,903	102,164
Other retail	23,313	23,811	46,183	45,995

Total retail	213,685	242,506	464,497	488,820
Wholesale	57,769	36,569	102,622	62,469
Total	$271,454	$279,075	$567,119	$551,289

Electric customers at end of period	505,198	503,058	505,198	503,058

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the "Market Risk" section of Item 2.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 5. Other Information

Rate Regulation and Government Legislation

On October 28, 2002, the Company filed with the PUCO requesting an extension of its market development period as originally determined under Case No. 99-1687-EL-ETP from December 31, 2003 to December 31, 2005. If approved by the PUCO as requested, the extension of the market development period will continue the Company's current rate structure and provide its retail customers with rate stability. On March 31, 2003, the PUCO issued a staff recommendation that suggests the adoption of the Company's request to extend its market development period through 2005 and maintain current rates. On May 28, 2003, the Company filed with the PUCO a Stipulation and Recommendation entered into with five other parties (Ohio Consumers' Counsel, Industrial Energy Users-Ohio, PUCO Staff, Partners for Affordable Energy, and Community Action Partnership of the Greater Dayton Area). The Stipulation provides the following: the Company's market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; the credit issued to commercial and industrial customers who elect competitive retail generation service during the market development period will increase over 2 years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which the Company's retail generation rates in effect on January 1, 2004 will serve as market-based rates. The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation costs to reflect increased costs associated with fuel, environmental, taxes, security measures, and costs associated with joining a Regional Transmission Organization ("RTO"). Further, the parties agreed to an increase to the residential generation discount commencing January 1, 2006. As the Stipulation was not endorsed by all intervening parties, hearings with non-settling parties took place on May 29, 2003 and June 17, 2003. Post hearing briefs and reply briefs were filed on July 3, 2003, and July 15, 2003, respectively. The Company anticipates that the PUCO will issue a ruling on the application and stipulation by the end of September 2003. The final outcome of this case cannot be determined at this time.

On May 28, 2002, the Company filed a notice with the Federal Energy Regulatory Commission ("FERC") stating its intention to join the PJM Interconnection, L.L.C. ("PJM"), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted the Company approval to join PJM conditioned on the parties meeting several regulatory reliability, ratemaking, and market developing initiatives. On September 30, 2002, the Company signed an implementation agreement with PJM with the expectation that the Company will be fully integrated into the PJM market by May 1, 2003. On March 3, 2003, PJM announced the planned date for the full integration of American Electric Power, Commonwealth Edison, and the Company was being extended. While technical implementation activities continue, full integration of the utilities into PJM has been delayed pending the necessary regulatory approvals.

On September 12, 2002, the Ohio Consumers' Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the PUCO alleging that the Company had failed to join and transfer operational control of its transmission assets to a FERC-approved RTO. The Company filed a motion to dismiss the complaint on October 24, 2002. On February 20, 2003, the PUCO issued an Entry ordering this case to be stayed until otherwise ordered by the PUCO, stating there were too many unresolved issues relating to the RTO matters. The PUCO subsequently joined this case with the above-mentioned application regarding the extension of the Company's market development period. The Stipulation filed in the joined proceedings resolves and dismisses the complaint. The final outcome of this complaint cannot be determined at this time.

On March 10, 2003, American Municipal Power of Ohio, Inc. on behalf of the Company's municipal customers ("Municipals") filed a complaint at the FERC alleging the Municipals will be faced with higher rates under the Power Services Agreement they entered into with the Company in 1994 once the Company is fully integrated into PJM. The Company intends to vigorously defend this case and cannot determine the outcome of this complaint at this time.

On March 21, 2002, the PUCO staff proposed modifications to the Minimum Electric Service and Safety Standards, which establish performance standards for various service-related functions of investor-owned electric utilities. The proposed modifications affect billing, collections, allocation of customer payments, meter reading, and distribution circuit performance. The Company submitted comments and reply comments on the proposed rules, and filed an application for rehearing on October 26, 2002. On March 18, 2003, the PUCO issued an Entry on Rehearing adopting the proposed modifications with minor changes. The effect of compliance with these rules by the Company is currently under review.

On February 20, 2003, the PUCO issued an Entry requesting comments from interested stakeholders on the proposed rules for the conduct of a competitive bidding process that will take place at the end of the market development period. The Company submitted comments and reply comments on March 7 and March 21, 2003, respectively. The effect of the proposed rules cannot be determined at this time.

On March 20, 2003, the PUCO issued an Entry initiating a PUCO investigation regarding the desirability, feasibility, and timing of declaring that retail ancillary, metering, billing and/or collection services are competitive retail electric services that consumers may obtain from any supplier. The initiation of this investigation was based on a requirement in the 1999 Ohio deregulation legislation. The PUCO asked interested stakeholders to file comments by June 6, 2003 and reply comments by July 7, 2003. The Company filed comments and will actively participate in this case and will evaluate the potential outcome of this proceeding.

Competition

As of April 2003, a non-utility affiliated marketer completed its registration to become a competitive retail generation service provider in the Company's service territory. The Company anticipates that this competitor will begin a marketing campaign to provide competitive retail generation service to the Company's residential customers.

Environmental Considerations

On November 22, 2002, the United States Environmental Protection Agency ("USEPA") announced its final rule package on New Source Review reform and its proposed rule on the definition of "routine maintenance, repair and replacement." On December 31, 2002, the final and proposed rules were published in the Federal Register. Following this announcement, several northeast states brought lawsuits in the United States Court of Appeals for the District of Columbia (the "Court") challenging the final rule. On March 6, 2003, the Court denied a petition for a stay that would have delayed implementation of the final rules. The Company, along with utility groups in which it is a member, is conducting an extensive review of the published rules and does not expect the rule changes to have a material effect on the Company's financial position, earnings, or cash flow.

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

On April 14, 2003, the USEPA issued proposed and direct final rules for standards of performance for stationary gas turbines. The final rules will not have a material impact on the Company's combustion turbine facilities.

On June 4, 2003, several northeast states brought citizen lawsuits in the United States District Court for the District of Connecticut, claiming that USEPA has failed to undertake its duty to regulate carbon dioxide as a criteria pollutant under the Clean Air Act. The potential outcome of the litigation and the effect, if any, cannot be determined at this time.

During the first quarter of 2003, the Ohio Environmental Protection Agency ("Ohio EPA") indicated that, as part of the regular permit renewal process for the National Pollutant Discharge Elimination System ("NPDES") permit for J.M. Stuart Station, it may not renew the thermal variance that was previously issued under Section 316(a) of the Clean Water Act. The Company is continuing discussions with the Ohio EPA and is assessing the effect of this on the Company's operations.

Item 6. Exhibits and Reports on Form 8-K

a)
The following exhibits are filed herewith:

  Exhibit 31—Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  Exhibit 32—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)
Reports on Form 8-K.

On April 14, 2003, the Company filed a Form 8-K reporting under Item 4 that its Finance and Audit Review Committee of the Board of Directors appointed KPMG LLP as the Company's independent accountants for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY (Registrant)
Date: August 5, 2003	/s/ STEPHEN F. KOZIAR Stephen F. Koziar President and Chief Executive Officer
August 5, 2003	/s/ CAROLINE E. MUHLENKAMP Caroline E. Muhlenkamp Interim Group Vice President and Chief Financial Officer