Form 10-Q
period 2003-09-30
DAYTON POWER & LIGHT CO
filed 2003-11-06
CIK 27430

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES ☒        NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒        NO ☐

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Title of each class)	41,172,173 Shares (Outstanding at September 30, 2003)

THE DAYTON POWER AND LIGHT COMPANY
INDEX

Available Information:

The Dayton Power and Light Company ("DP&L" or the "Company") files current, annual and quarterly reports, and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549, USA. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public from the SEC's web site at http://www.sec.gov.

The Company makes available through its parent company's internet site, http://www.dplinc.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Part I. Financial Information

Item 1. Financial Statements

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Electric	$323.2	$341.7	$890.3	$893.0
Expenses
Fuel	59.9	57.6	166.3	155.1
Purchased power	29.8	38.8	76.3	94.8
Operation and maintenance	42.5	35.3	127.8	107.8
Depreciation and amortization	30.1	29.6	88.5	88.7
Amortization of regulatory assets, net	12.5	13.6	35.3	36.4
General taxes	28.0	29.7	81.7	81.6

Total expenses	$202.8	$204.6	$575.9	$564.4

Operating Income	120.4	137.1	314.4	328.6
Investment income	21.4	—	21.7	1.7
Other income (deductions)	0.7	0.2	5.3	6.2
Interest expense	(13.7)	(13.3)	(38.9)	(40.5)

Income Before Income Taxes and Cumulative Effect of Accounting Change	$128.8	$124.0	$302.5	$296.0
Income tax expense	48.8	49.5	114.2	113.0

Income Before Cumulative Effect of Accounting Change	$80.0	$74.5	$188.3	$183.0
Cumulative effect of accounting change, net of tax	—	—	17.0	—

Net Income	$80.0	$74.5	$205.3	$183.0
Preferred dividends	0.3	0.3	0.7	0.7

Earnings on Common Stock	$79.7	$74.2	$204.6	$182.3

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$205.3	$183.0
Adjustments:
Depreciation and amortization	88.5	88.7
Amortization of regulatory assets, net	35.3	36.4
Deferred income taxes	(1.8)	(15.6)
Income from interest rate hedges	(21.2)	—
Cumulative effect of accounting change, net of tax	(17.0)	—
Changes in working capital:
Accounts receivable	25.7	(9.2)
Accounts payable	(5.0)	(11.5)
Net intercompany receivables and payables	70.8	(52.9)
Accrued taxes payable	29.3	14.3
Accrued interest payable	(10.7)	(10.8)
Prepayments	(12.8)	(4.0)
Inventories	0.5	6.8
Other	(1.4)	(5.0)

Net cash provided by operating activities	$385.5	$220.2

Investing Activities
Capital expenditures	(86.8)	(102.1)
Settlement of interest rate hedges	51.4	—

Net cash used for investing activities	$(35.4)	$(102.1)

Financing Activities
Issuance of long-term debt, net of issue costs	465.1	—
Issuance of short-term debt, net	—	45.0
Retirement of long-term debt	(0.4)	(0.4)
Dividends paid on common stock	(212.7)	(150.0)
Dividends paid on preferred stock	(0.7)	(0.7)

Net cash provided by (used for) financing activities	$251.3	$(106.1)

Cash and temporary cash investments
Net change	$601.4	$12.0
Balance at beginning of period	17.1	0.9

Balance at end of period	$618.5	$12.9

Cash Paid During the Period for:
Interest	$46.3	$48.0
Income taxes	$81.9	$111.2

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
($ in millions)

	At September 30, 2003	At December 31, 2002
ASSETS
Property
Property	$3,849.1	$3,781.7
Less: Accumulated depreciation and amortization	(1,817.0)	(1,765.1)

Net property	$2,032.1	$2,016.6

Current Assets
Cash and temporary cash investments (Note 8)	618.5	17.1
Accounts receivable, less provision for uncollectible accounts of $5.0 and $10.9, respectively	133.7	159.4
Net intercompany receivables	—	36.4
Inventories, at average cost	53.6	54.1
Prepaid taxes	11.7	46.9
Other	37.4	28.8

Total current assets	$854.9	$342.7

Other Assets
Income taxes recoverable through future revenues	41.4	34.6
Other regulatory assets	35.9	71.1
Trust assets	92.8	115.6
Other	80.8	79.0

Total other assets	$250.9	$300.3

Total Assets	$3,137.9	$2,659.6

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
($ in millions)
(continued)

	At September 30, 2003	At December 31, 2002
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder's equity
Common stock	$0.4	$0.4
Other paid-in capital	771.8	771.7
Accumulated other comprehensive income	35.3	1.5
Earnings reinvested in the business	387.2	395.3

Total common shareholder's equity	$1,194.7	$1,168.9
Preferred stock	22.9	22.9
Long-term debt	686.8	665.5

Total capitalization	$1,904.4	$1,857.3

Current Liabilities
Current portion—long-term debt (Note 8)	447.1	1.1
Accounts payable	75.9	96.5
Net intercompany payables	34.4	—
Accrued taxes	90.5	100.5
Accrued interest	8.5	19.0
Other	16.3	17.8

Total current liabilities	$672.7	$234.9

Deferred Credits and Other
Deferred taxes	388.8	370.9
Unamortized investment tax credit	52.9	55.1
Trust obligations	70.8	101.2
Other	48.3	40.2

Total deferred credits and other	$560.8	$567.4

Contingencies (Note 9)
Total Capitalization and Liabilities	$3,137.9	$2,659.6

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

Notes to Consolidated Financial Statements

1. The Dayton Power and Light Company ("DP&L" or the "Company") is a wholly owned subsidiary of DPL Inc. ("DPL"). DP&L has prepared the unaudited consolidated financial statements in this report, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2002 Annual Report on Form 10-K.

2. Reclassifications have been made in the presentation of certain prior year amounts to conform to the current reporting presentation of the Company.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions
	2003	2002	2003	2002
Net income	$80.0	$74.5	$205.3	$183.0
Net change in unrealized gains (losses) on financial instruments	3.9	(28.2)	6.5	(22.3)
Net change in deferred gains on cash flow hedges	28.9	—	30.2	—
Deferred income taxes related to unrealized gains (losses)	(1.1)	12.2	(2.9)	9.7

Comprehensive income	$111.7	$58.5	$239.1	$170.4

In May 2003, the Company entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds.    These hedges were settled on July 28, 2003, at a final market value of $51.4 million. At September 30, 2003, the ultimate effectiveness of the hedges was $30.2 million and is reflected in accumulated other comprehensive income on the Consolidated Balance Sheet. This amount will be amortized to reduce interest expense over the lives of the hedges, which are ten and fifteen years. The remaining market value of $21.2 million was recognized during the third quarter of 2003 as investment income on the Consolidated Statement of Results of Operations.

4. The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") during the second quarter of 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and was effective for contracts entered into or modified after June 30, 2003. This standard did not have a material impact on the Company. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with both liability and equity characteristics. This standard, which was effective at the beginning of the third quarter of 2003, did not affect DP&L.

5. The Company adopted the provisions of the FASB Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company's accumulated depreciation reserve. The Company's legal obligations associated with the retirements of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers, and ash disposal facilities. Application of SFAS No. 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced the Company's accumulated depreciation reserve by $32.1 million. If the new accounting rule had been adopted on January 1, 2002, the asset retirement obligation would have approximated $4.3 million. Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets. This change will reduce annual depreciation and amortization expense by $1.9 million. On a pro forma basis, the impact for the quarter and nine-month period ended September 30, 2002 would have been $0.3 million and $0.9 million, respectively, after tax. In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred. Since the generation assets are not subject to Ohio regulation, the Company recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations. The total cumulative effect of the adoption of SFAS No. 143 increased earnings on common stock and shareholder's equity by $28.3 million before tax.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions
	2003	2002	2003	2002
Earnings on common stock, as reported	$79.7	$74.2	$204.6	$182.3
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	0.3	—	1.0
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.8)	(0.7)	(2.1)	(2.4)

Pro forma earnings on common stock	$78.9	$73.8	$202.5	$180.9

7. DP&L's transmission and distribution and base-load and peaking generation operations are managed and evaluated as a single operating segment, "Electric."

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions
	2003	2002	2003	2002
Net revenues:
Electric	$233.5	$245.3	$647.7	$643.1

Operating income:
Electric	$128.2	$138.0	$336.4	$335.0
Other (a)	(7.8)	(0.9)	(22.0)	(6.4)

Total	120.4	137.1	314.4	328.6
Investment income	21.4	—	21.7	1.7
Other income (deductions)	0.7	0.2	5.3	6.2
Interest expense	(13.7)	(13.3)	(38.9)	(40.5)

Income before income taxes and cumulative effect of accounting change	$128.8	$124.0	$302.5	$296.0

  (a)
  Includes unallocated corporate items.

8. In May 2003, DPL announced plans to refinance significant amounts of its consolidated long-term debt to take advantage of favorable interest rates and reduce long-term debt by $300 million over the next 30 months. On July 24, 2003, the Company received authorization from the Public Utilities Commission of Ohio ("PUCO") to issue up to $471 million of first mortgage bonds to refinance a portion of its outstanding first mortgage bonds.

On September 29, 2003, DP&L issued $470.0 million principal amount of First Mortgage Bonds, 5.125% Series due 2013. The net proceeds from the sale of the bonds, after expenses, will be used to (i) redeem $226.0 million principal amount of DP&L's First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date, and (ii) redeem $220.0 million principal amount of DP&L's First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date. The $446.0 million of first mortgage bonds were called by DP&L on September 30, 2003, for redemption on October 30, 2003. The 5.125% Series due 2013 have not been registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933. DP&L will seek to register these securities during the fourth quarter 2003.

Issuance of additional amounts of first mortgage bonds by DP&L is limited by provisions of its mortgage; however, DP&L continues to have sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its refinancing and construction programs through 2008. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales, and construction plans.

9. On October 28, 2002, the Company filed with the PUCO requesting an extension of its market development period from December 31, 2003 to December 31, 2005 that would continue the Company's current rate structure and provide its retail customers with rate stability. On May 28, 2003, the Company and five other parties filed with the PUCO a Stipulation and Recommendation related to this request. The Stipulation provides the following: The Company's market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; the credit issued to commercial and industrial customers who elect competitive retail generation service during the market development period will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which the Company's retail generation rates in effect on January 1, 2004 will serve as market-based rates. The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation costs to reflect increased costs associated with fuel, environmental, taxes, security measures, and costs associated with joining a Regional Transmission Organization ("RTO"). Further, the parties agreed to an increase to the residential generation discount commencing January 1, 2006. As the Stipulation was not endorsed by all intervening parties, hearings with non-settling parties took place on May 29, 2003 and June 17, 2003. On September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with two modifications. These will not have a material effect on the Company. On October 2, 2003, several parties filed applications for rehearing requesting that the Commission consider modifications to its September 2, 2003 order. On October 22, 2003, the PUCO denied the applications for rehearing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report which relate to events or developments that are expected to occur in the future, including management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management's beliefs, assumptions and expectation of the Company's future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond the control of The Dayton Power and Light Company ("DP&L" or the "Company"), including but not limited to: abnormal or severe weather; unusual maintenance or repair requirements; changes in fuel costs, changes in electricity, coal, environmental emissions, gas and other commodity prices; increased competition; regulatory changes and decisions; changes in accounting rules; financial market conditions; and general economic conditions.

Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The Dayton Power and Light Company ("DP&L" or the "Company") reported earnings on common stock of $79.7 million for the third quarter of 2003 compared to $74.2 million for the third quarter of 2002. Investment income increased $21.4 million reflecting settlement of interest rate hedges related to a bond financing. Results for the current quarter included reduced operating income of $16.7 million compared to the third quarter of 2002, primarily from lower retail sales resulting from mild weather. The decline in retail sales was partially offset by an increase in wholesale sales for the quarter.

        For the nine months ended September 30, 2003, the Company reported earnings on common stock before the cumulative effect of an accounting change of $187.6 million compared to $182.3 million for the nine months ending September 30, 2002. Investment income increased by $20.0 million to $21.7 million, compared to the same period a year ago, reflecting settlement of interest rate hedges related to a bond financing. In the first quarter of 2003, the Company adopted a new accounting standard for asset retirement obligations, resulting in a cumulative effect of accounting change of $17.0 million after tax income. Combined retail and wholesale sales and revenues declined slightly over the same period last year. Results for the current nine months included reduced operating income of $14.2 million compared to the same period a year ago, primarily as a result of increased operating expenses.

Income Statement Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions
	2003	2002	2003	2002
Electric revenues	$323.2	$341.7	$890.3	$893.0
Less:
Fuel	59.9	57.6	166.3	155.1
Purchased power	29.8	38.8	76.3	94.8

Net electric revenues	$233.5	$245.3	$647.7	$643.1
Operating income	$120.4	$137.1	$314.4	$328.6

Retail electric revenues decreased $39.2 million or 14% in the third quarter compared to the third quarter of 2002, as a consequence of reduced sales resulting from mild weather. This was partially offset by a $20.7 million increase in wholesale revenues resulting from the sale of available generating capacity into the wholesale market at favorable market rates. For the nine months ended September 2003, electric retail revenues decreased $63.5 million primarily because of mild summer temperatures. For the nine months ended September 2003, wholesale revenues increased $60.8 million from higher market rates and a 5% gain in wholesale sales.

Fuel costs increased $2.3 million or 4% in the third quarter and $11.2 million or 7% in the nine month period ended September 2003 primarily from increased generation output. Purchased power costs dropped $9.0 million or 23% in the third quarter and $18.5 million or 20% in the nine months ended September 30, 2003, reflecting the use of internal generation to support retail and wholesale sales.

Operation and maintenance expense increased $7.2 million in the third quarter and $20.0 million in the nine months ended September 30, 2003 compared to the prior year periods, primarily as a result of higher generating plant costs associated with the increase in production and the expensing of cost of removal for retired assets required by SFAS No. 143 effective January 1, 2003. Higher corporate costs, including increased insurance premiums, also contributed to the variation in both periods.

Depreciation and amortization expense increased $0.5 million or 2% in the quarter, reflecting the completion of selective catalytic reduction installations at certain facilities.

Amortization of regulatory assets declined $1.1 million or 8% because of lower retail sales which is the amortization basis.

Investment income increased for the current quarter and nine month periods primarily due to a $21.2 million gain from the settlement of interest rate hedges related to a bond financing (see "Market Risk").

The cumulative effect of an accounting change reflects the Company's adoption of the provisions of FASB Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of January 1, 2003.

Capital Resources and Requirements

Capital expenditures were $86.8 million for the first nine months of 2003 and are expected to approximate $108 million for the year. Current year expenditures relate to DP&L's environmental compliance program, power plant equipment, and the transmission and distribution system.

The Company's scheduled maturities of long-term debt, including capital lease obligations, over the next three years are $0.2 million for the remainder of 2003 and $1.1 million in 2004 and 2005. The

Company expects to finance its 2003 construction program and scheduled debt maturities with internal funds. DP&L's 2004 construction program is also expected to be financed with internal funds.

In May 2003, DPL announced plans to refinance significant amounts of its consolidated long-term debt to take advantage of favorable interest rates and reduce long-term debt by $300 million over the next 30 months. On July 24, 2003, the Company received authorization from the Public Utilities Commission of Ohio ("PUCO") to issue up to $471 million of first mortgage bonds to refinance a portion of its outstanding first mortgage bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013. The net proceeds from the sale of the bonds, after expenses, will be used to (i) redeem $226 million principal amount of DP&L's First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date, and (ii) redeem $220 million principal amount of DP&L's First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date. These outstanding series were called on September 30, 2003, for redemption on October 30, 2003. The newly issued First Mortgage Bonds, 5.125% Series due 2013, have not been registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933. DP&L will seek to register these securities during the fourth quarter 2003.

Issuance of additional amounts of first mortgage bonds by DP&L is limited by provisions of its mortgage; however, DP&L continues to have sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its refinancing and construction programs through 2008. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales, and construction plans.

The Company has $105.0 million available through a 364-day revolving credit agreement with a consortium of banks. The primary purpose of this revolving credit facility is to provide back-up liquidity for the Company's commercial paper program. This agreement, which expires in December 2003, provides an appropriate amount of credit support for the Company's business requirements over the remainder of the year. At September 30, 2003, the Company had no outstanding borrowings under this credit facility and no outstanding commercial paper balance. Fees associated with this credit facility are approximately $0.2 million per year.

On July 30, 2003, Fitch Ratings reaffirmed the investment grade debt rating for DP&L. Also on July 30, 2003, Moody's Investors Service lowered the debt rating of DP&L. As of September 30, 2003, DP&L's senior secured debt credit ratings were as follows:

	DP&L	Outlook
Standard & Poor's Corp	BBB	Stable
Fitch Ratings	A	Negative
Moody's Investors Service	Baa1	Stable

Debt ratings from the three rating agencies remain investment grade.

Market Risk

The Company's financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; financial market condition; and adverse economic conditions. Nineteen percent of the Company's year-to-date revenues are from spot energy sales of excess capacity in the wholesale market.

Fuel and purchased power costs represented approximately 43% of total operating costs in the first nine months of 2003 and for the year 2002. The Company has contracted for approximately 100% of its coal needs for 2003. Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of the Company's generating capacity. The Company will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below its internal production costs. A 2% change in overall fuel and purchased power costs would result in a $3.5 million change in annual net income.

The carrying value of the Company's debt was $1,133.9 million at September 30, 2003, consisting of first mortgage bonds and guaranteed air quality development obligations. The fair value of this debt was $1,166.7 million at September 30, 2003, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at September 30, 2003 are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate
2003	$446.2	8.0%
2004	1.1	4.0%
2005	1.1	4.0%
2006	1.1	4.0%
2007	9.3	6.1%
Thereafter	675.1	5.5%

Total	$1,133.9	6.5%

Fair Value	$1,166.7

At September 30, 2003, the Company had no short-term debt outstanding.

In May 2003, the Company entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds. These hedges were settled on July 28, 2003, at a final market value of $51.4 million. At September 30, 2003, the ultimate effectiveness of the hedges was $30.2 million and is reflected in accumulated other comprehensive income on the Consolidated Balance Sheet. This amount will be amortized to reduce interest expense over the lives of the hedges, which are ten and fifteen years. The remaining market value of $21.2 million was recognized during the third quarter of 2003 as investment income on the Consolidated Statement of Results of Operations.

Other Matters

A wholly owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including the Company. Premiums for coverage are determined by a third-party actuary and charged to expense by the insured over the term of the policy. The Company has, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. In 2001 and 2002, the Company recognized income of $29 million and $7 million respectively relating to its claims under the business interruption policy. By agreement dated December 31, 2001, the insurance subsidiary agreed to pay the Company $29 million with respect to claims under the business interruption policy, and in June 2003 agreed to pay the Company an additional $7 million, as a result of which the Company released the insurance subsidiary from future obligations under the business interruption policy. In September 2003, the Company received payment for the claims under the policy.

On January 1, 2003, the Company began accounting for stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant. The Company previously followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Accounting Principles Board and FASB interpretations in accounting for its employee stock options. The Company has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003. The effect on compensation expense, if any, will depend on the timing, amount, and terms of future stock option awards. During the first nine months of 2003, there was no material effect.

THE DAYTON POWER AND LIGHT COMPANY
OPERATING STATISTICS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Electric
Sales (millions of kWh)
Residential	1,356	1,543	3,851	4,024
Commercial	1,016	1,047	2,804	2,809
Industrial	1,140	1,214	3,281	3,416
Other retail	355	379	1,042	1,057

Total retail	3,867	4,183	10,978	11,306
Wholesale	1,390	1,357	3,400	3,249

Total	5,257	5,540	14,378	14,555

Revenues ($ in thousands)
Residential	$120,972	$136,806	$335,192	$351,844
Commercial	62,721	69,270	182,912	194,893
Industrial	40,598	55,281	124,501	157,445
Other retail	23,455	25,578	69,638	71,573

Total retail	247,746	286,935	712,243	775,755
Wholesale	75,429	54,769	178,051	117,238

Total	$323,175	$341,704	$890,294	$892,993

Electric customers at end of period	505,462	503,350	505,462	503,350

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the "Market Risk" section of Item 2.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, were effective as of the end of the period covered by this report.

As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II. Other Information

Item 5. Other Information

Rate Regulation and Government Legislation

On October 28, 2002, the Company filed with the PUCO requesting an extension of its market development period as originally determined under Case No. 99-1687-EL-ETP from December 31, 2003 to December 31, 2005 that would continue the Company's current rate structure and provide its retail customers with rate stability. On March 31, 2003, the PUCO issued a staff recommendation that suggested the Company's request to extend its market development period through 2005 and maintain current rates would be adopted. On May 28, 2003, the Company filed with the PUCO a Stipulation and Recommendation entered into with five other parties (Ohio Consumers' Counsel, Industrial Energy Users-Ohio, PUCO Staff, Partners for Affordable Energy, and Community Action Partnership of the Greater Dayton Area). The Stipulation provides the following: the Company's market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; the credit issued to commercial and industrial customers who elect competitive retail generation service during the market development period will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which the Company's retail generation rates in effect on January 1, 2004 will serve as market-based rates. The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation costs to reflect increased costs associated with fuel, environmental, taxes, security measures, and costs associated with joining a Regional Transmission Organization ("RTO"). Further, the parties agreed to an increase to the residential generation discount commencing January 1, 2006. As the Stipulation was not endorsed by all intervening parties, hearings with non-settling parties took place on May 29, 2003 and June 17, 2003. On September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with two modifications. These will not have a material effect on the Company. On October 2, 2003, several parties filed applications for rehearing requesting that the Commission consider modifications to its September 2, 2003 order. On October 22, 2003, the PUCO denied the applications for rehearing.

On May 28, 2002, the Company filed a notice with the Federal Energy Regulatory Commission ("FERC") stating its intention to join the PJM Interconnection, L.L.C. ("PJM"), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted the Company conditional approval to join PJM. On August 20, 2003, PJM announced plans to review events surrounding the August 14, 2003, electricity outage experienced throughout the Eastern U.S. and parts of Canada and examine the reliability plans associated with the evolution of the energy market in the mid-west region. As the review proceeds, PJM will revise the market integration schedule of companies that have committed to join PJM. In September 2003, FERC inquired into Midwest Independent System Operator ("MISO")-PJM RTO issues. The outcome of this inquiry is unknown at this time.

The FERC's July 31, 2002 Order also established a case under Section 206 of the Federal Power Act to examine the justness and reasonableness of the PJM and MISO rates and related revenue distribution protocols. On March 31, 2003, an Initial Decision was issued finding that the PJM/MISO's rates had not been shown to be unjust and unreasonable. On July 23, 2003, the Commission issued an Order rejecting in part the March 31, 2003 Initial Decision finding that the rates of Midwest ISO and PJM are unjust and unreasonable. Similarly, the Commission's July 23 Order found that the rates for transmission service through and out of the service territories of seven former Alliance Companies, including the Company, may be unjust, unreasonable, or unduly discriminatory or preferential, and established a new Section 206 case to address this concern. On August 15, 2003, the Company filed a submission stating that there is no basis for the elimination of the Company's through and out rates prior to the date that it joins an RTO. Action on this submission is pending.

On September 12, 2002, the Ohio Consumers' Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the PUCO alleging that the Company had failed to join and transfer operational control to a FERC approved RTO. The Company filed a motion to dismiss the complaint on October 24, 2002. On February 20, 2003, the PUCO issued an Entry ordering this case to be stayed until otherwise ordered by the PUCO, stating there were too many unresolved issues relating to the RTO matters. The PUCO subsequently joined this case with the above-mentioned application regarding the extension of the Company's market development period. The Stipulation adopted in the joined proceedings resolves and dismisses the complaint.

On March 10, 2003, American Municipal Power of Ohio, Inc. on behalf of the Company's municipal customers ("Municipals") filed a complaint at the FERC alleging the Municipals will be faced with higher rates under the Power Services Agreement they entered into with the Company in 1994 once the Company is fully integrated into PJM. A settlement has been reached and was filed with FERC on October 14, 2003. The settlement provides that the generation supply agreements will continue to be effective. It also describes how transmission services will be provided when the Company joins PJM and preserves the transmission rates and most ancillary services.

On March 21, 2002, the PUCO staff proposed modifications to the Minimum Electric Service and Safety Standards, which establish performance standards for various service related functions of investor-owned electric utilities. The proposed modifications affect billing, collections, allocation of customer payments, meter reading, and distribution circuit performance. On September 26, 2002, the PUCO issued the final rules and an Entry on Rehearing on March 18, 2003. These rules were filed with the Joint Committee on Agency Rule Review on July 30, 2003 and will be effective November 1, 2003. The initial cost to the Company of compliance is less than $1 million with future costs of approximately $1.6 million per year.

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

Competition

As of September 30, 2003, three marketers not affiliated with the Company are registered competitive retail generation service providers in the Company's service territory. The Company anticipates that these competitors will begin marketing campaigns to provide competitive retail generation service to the Company's residential customers.

Environmental Considerations

On November 22, 2002, the United States Environmental Protection Agency ("USEPA") announced its final rule package on New Source Review ("NSR") reform and its proposed rule on the definition of "routine maintenance, repair and replacement ("RMRR")." On December 31, 2002, the final and proposed NSR rules and the proposed RMRR rules were published in the Federal Register. Several northeast states have brought lawsuits challenging the final rule in the United States Court of Appeals for the District of Columbia. On March 6, 2003, the Court denied a petition for a stay that would have delayed implementation of the final rules. On July 30, 2003, USEPA published a Notice of Reconsideration of Final Rule, requesting public comment on six issues for which it is granting reconsideration. The Company reviewed the December 31, 2002 RMRR rules and does not expect the proposed rule changes to have a material effect on the Company. In August 2003, USEPA announced final rules regarding the equipment replacement provision of the routine maintenance, repair and replacement exclusion. These final rules have not yet been published in the Federal Register. The Company will review the rules when published but does not expect the final rules to have a material effect.

On July 18, 2002, the Ohio Environmental Protection Agency ("Ohio EPA") adopted rules that will constitute Ohio's NOx State Implementation Plan ("SIP"). The SIP rules are substantially similar to the reductions required under the federal CAA Section 126 rulemaking and federal NOx SIP rule. The USEPA has conditionally approved Ohio's NOx SIP. On January 16, 2003, the USEPA's direct final approval of Ohio's NOx SIP appeared in the Federal Register. The final approval was withdrawn on March 17, 2003 after USEPA received adverse comments. On August 5, 2003, USEPA published its conditional approval of Ohio's NOx SIP, with an effective date of September 4, 2003. The Company's current NOx reduction efforts comply with the SIP reduction requirements.

On July 29, 2002, the Bush Administration offered proposed legislation known as the "Clear Skies" initiative. The proposal calls for emissions reductions for sulfur dioxide, nitrogen oxides, and mercury commencing between 2008 and 2010. A competing legislation calling for reductions in sulfur dioxide, nitrogen oxides, mercury, and carbon dioxide emissions with earlier implementation dates has also been proposed by a state senator. Neither proposal was passed in 2002. Since the offering of the Clear Skies proposal, competing proposed legislation revising the air pollution laws has emerged in the 108thsession of Congress. In 2003, the Clear Skies and competing proposals were re-introduced in the second half of the 108th session of Congress. The effect of any of the proposed legislation, if passed, cannot be determined at this time, but the compliance with new environmental regulation if passed may require additional capital expenditures and may increase operating costs.

On January 14, 2003, the USEPA issued proposed national emissions standards for hazardous air pollutants for stationary combustion turbines. Final rules were announced by USEPA in August 2003, but have not yet been published in the Federal Register. As announced, the final rules have no material effect.

During the first quarter of 2003, the Ohio EPA indicated that, as part of the regular permit renewal process for the National Pollutant Discharge Elimination System ("NPDES") permit for J.M. Stuart Station, it may not renew the thermal variance that was previously approved under Section 316(a) of the Clean Water Act. The Company is continuing discussions with the Ohio EPA and is assessing the effect of this on the Company's operations. The outcome of these discussions and the potential effect cannot be determined at this time.

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone nonattainment boundaries for the metropolitan areas within Ohio. These plans could include a number of measures to reduce ozone-forming emissions from vehicles and stationary sources such as power plants. It is anticipated that the USEPA will issue final designations by April 15, 2004. The effect of these nonattainment designations cannot be determined at this time.

In July 1994, the Company and numerous other parties received notification from the Ohio EPA that it considers them Potentially Responsible Parties ("PRPs") for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. In October 2000, the PRP group brought an action against the Company and numerous other parties alleging that the Company and the others are PRPs that should be liable for a portion of clean-up costs at the site. While the Company does not believe it disposed of any hazardous substances at this site, it has entered into an Agreement in Principle with the PRP group to settle any alleged liability for an immaterial amount. On August 6, 2003, the Company entered into a settlement agreement with PRPs for its alleged liability at the North Sanitary Landfill Superfund Site (a.k.a. Valleycrest) for the amount of $45,000.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed herewith:

  Exhibit 31.1—Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit 31.2—Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit 32—Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K.

  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY (Registrant)
Date: November 6, 2003	/s/ STEPHEN F. KOZIAR Stephen F. Koziar President and Chief Executive Officer
November 6, 2003	/s/ CAROLINE E. MUHLENKAMP Caroline E. Muhlenkamp Group Vice President and Interim Chief Financial Officer

QuickLinks

THE DAYTON POWER AND LIGHT COMPANY INDEX
Part I. Financial Information
THE DAYTON POWER AND LIGHT COMPANY CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS ($ in millions)
THE DAYTON POWER AND LIGHT COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS ($ in millions)
THE DAYTON POWER AND LIGHT COMPANY CONSOLIDATED BALANCE SHEET ($ in millions)
THE DAYTON POWER AND LIGHT COMPANY CONSOLIDATED BALANCE SHEET ($ in millions) (continued)
Notes to Consolidated Financial Statements
THE DAYTON POWER AND LIGHT COMPANY OPERATING STATISTICS
Part II. Other Information
SIGNATURES