Form 10-QT
period 2004-06-30
DAYTON POWER & LIGHT CO
filed 2004-08-16
CIK 27430

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

FORM 12b-25

                            Commission File Number: 1-2385
                                                    ------
                    NOTIFICATION OF LATE FILING

(Check One):[ ] Form 10-K [ ] Form 20-F [ ] Form 11-K
            [X] Form 10-Q [ ] Form N-SAR [ ] Form N-CSR

For Period Ended: June 30, 2004


[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended:
                                 ---------------
     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: N/A

---

                              PART I
                      REGISTRANT INFORMATION

                   The Dayton Power and Light Company
                   ----------------------------------
                       Full name of registrant

                               N/A
                               ---
                    Former name if applicable

                           1065 Woodman Drive
                           ------------------
      Address of principal executive office (Street and number)

                        Dayton, Ohio 45432
                        ------------------
                     City, state and zip code

                             PART II
                      RULE 12b-25 (b) and (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

          (a)The reasons described in reasonable detail in
          Part III of this form could not be eliminated without unreasonable effort or expense;

          (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or Form N-CSR, or portion thereof, will be filed on or before
     [X] the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

          (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                              PART III
                              NARRATIVE

     State below in reasonable detail the reasons why Forms
10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

     The Registrant is unable to file the subject report in a timely manner because the Registrant was not able to timely complete its financial statements without unreasonable effort or expense. The Registrant is working diligently with its current and former independent auditors to determine whether generally accepted accounting principles would require adjustments for certain matters and, if so, the periods in which such adjustments would be made. The Registrant expects to complete its review with the auditors in the near future, and the Registrant will file its Form 10-Q for the quarter ended
June 30, 2004 shortly thereafter.


                                    PART IV
                               OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Miggie E. Cramblit      (937) 259-7214
---------------------------------------------
(Name)           (Area Code)(Telephone Number)


(2) Have all other periodic reports required under Section
13 or 15(d) of the Securities Exchange Act of 1934 or
Section 30 of the Investment Company Act of 1940 during the
preceding 12 months or for such shorter period that the
registrant was required to file such report(s) been filed?
If the answer is no, identify report(s).
                                         [ ] Yes     [X] No
      Form 10-K for fiscal year ended December 31, 2003 and Form 10-Q for the first quarter ended March 31, 2004

(3) Is it anticipated that any significant change in
results of operations from the corresponding period for the
last fiscal year will be reflected by the earnings
statements to be included in the subject report or portion
thereof?
                                         [ ] Yes     [X] No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made



                The Dayton Power and Light Company
                ----------------------------------
            (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 2004     By:   Miggie E. Cramblit
                                 --------------------------
                              Name: Miggie E. Cramblit
                         Vice President and General Counsel