Form 10-Q
period 2004-03-31
DAYTON POWER & LIGHT CO
filed 2004-11-05
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

THE DAYTON POWER AND LIGHT COMPANY

Available Information:

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

The Company’s public internet site is http://www.dplinc.com.  The Company makes available through its internet site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

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

Part I.  Financial Information

Item 1.  Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended March 31,
	2004	2003
		(as restated)
Revenues
Electric revenues	$300.4	$295.7

Operating Expenses
Fuel	62.7	55.6
Purchased power	28.5	20.0
Operation and maintenance	46.8	35.8
Depreciation and amortization	28.3	29.1
Amortization of regulatory assets, net	0.1	12.1
General taxes	27.1	28.3
Total operating expenses	193.5	180.9

Operating Income	106.9	114.8

Interest expense	(11.8)	(12.8)
Other income	4.2	1.0

Income Before Income Taxes and Cumulative Effect of Accounting Change	99.3	103.0

Income tax expense	37.3	39.2

Income Before Cumulative Effect of Accounting Change	62.0	63.8

Cumulative effect of accounting change, net of tax	—	17.0

Net Income	62.0	80.8

Preferred dividends	0.2	0.2

Earnings on Common Stock	$61.8	$80.6

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2004	2003
		(restated)
Operating Activities

Net income	$62.0	$80.8
Adjustments:
Depreciation and amortization	28.3	29.1
Amortization of regulatory assets, net	0.1	12.1
Deferred income taxes	12.4	23.6
Cumulative effect of accounting change, net of tax	—	(17.0)
Changes in working capital:
Accounts receivable	10.0	11.8
Accounts payable	1.7	8.4
Accrued taxes payable	14.6	11.2
Accrued interest payable	4.3	(10.8)
Prepayments	7.9	(2.6)
Inventories	(7.7)	2.2
Deferred compensation assets	8.8	30.5
Deferred compensation obligations	(6.7)	(31.2)
Other (Note 3)	(15.4)	0.5

Net cash provided by operating activities	120.3	148.6

Investing Activities

Capital expenditures	(25.7)	(35.0)

Net cash used for investing activities	(25.7)	(35.0)

Financing Activities

Dividends paid on common stock	(75.0)	(82.5)
Dividends paid on preferred stock	(0.2)	(0.2)

Net cash used for financing activities	(75.2)	(82.7)

Cash and temporary cash investments

Net change	19.4	30.9
Balance at beginning of period	17.2	17.1
Balance at end of period	$36.6	$48.0

Cash Paid During the Period for:
Interest	$6.0	$22.6
Income taxes	$0.4	$(5.0)

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

	At March 31, 2004	At December 31, 2003

ASSETS

Property
Property, plant and equipment	$3,899.7	$3,875.4
Less: Accumulated depreciation and amortization	(1,795.9)	(1,769.1)
Net property	2,103.8	2,106.3

Current Assets
Cash and temporary cash investments (Note 3)	36.6	17.2
Accounts receivable, less provision for uncollectible accounts of $3.6 and $3.6, respectively	150.4	160.4
Inventories, at average cost (Note 3)	57.3	49.6
Prepaid taxes	34.8	46.4
Other (Note 3)	17.2	24.4
Total current assets	296.3	298.0

Other Assets
Income taxes recoverable through future revenues	41.9	43.3
Other regulatory assets	37.1	36.1
Other (Note 3)	159.5	176.4
Total other assets	238.5	255.8

Total Assets	$2,638.6	$2,660.1

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

(continued)

	At March 31, 2004	At December 31, 2003

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$0.4	$0.4
Other paid-in capital	781.1	780.5
Accumulated other comprehensive income	34.3	38.2
Earnings reinvested in the business	308.5	321.7
Total common shareholders’ equity	1,124.3	1,140.8

Preferred stock	22.9	22.9

Long-term debt (Note 6)	687.1	687.3
Total capitalization	1,834.3	1,851.0

Current Liabilities
Accounts payable	89.4	88.9
Accrued taxes	69.5	66.4
Accrued interest	14.6	10.2
Other (Note 3)	21.4	24.6
Total current liabilities	194.9	190.1

Deferred Credits and Other
Deferred taxes	379.9	381.7
Unamortized investment tax credit	51.5	52.2
Other (Note 3)	178.0	185.1
Total deferred credits and other	609.4	619.0

Contingencies (Note 8)

Total Capitalization and Liabilities	$2,638.6	$2,660.1

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Basis of Consolidation

The Dayton Power and Light Company (DP&L or the Company) prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The consolidated financial statements include the accounts of DP&L and its majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when DP&L’s investment allows it the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.

DP&L has prepared the unaudited consolidated financial statements in this report, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DP&L’s 2003 Annual Report on Form 10-K.

Estimates, Judgments and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenues and expenses of the period reported.  Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; the valuation of derivative instruments; valuation allowances for receivables and deferred income taxes; and assets and liabilities related to employee benefits.  Actual results may differ from those estimates.  Reclassifications have been made in certain prior years’ amounts to conform to the current reporting presentation.

Recently Issued Accounting Standards

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

Staff Position No. 106-2

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1.  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  The effect is not expected to be material to the Company’s results of operations, cash flow or financial position.

2. Restatement of Financial Statements

As part of DP&L’s Audit Committee’s response to a report prepared by Taft, Stettinius & Hollister LLP and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the quarter ended

March 31, 2003 and prior periods.  This adjustment decreased net income by $0.2 million to $80.8 million for the first quarter of 2003.  All applicable financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements.  Accordingly, the financial statements for this fiscal period described above that have been in the Company’s prior SEC filings should not be relied upon.

Certain captions in the March 31, 2003 Consolidated Balance Sheet were also adjusted due to the prior periods’ restatements. Please refer to the Company’s 2003 Annual Report on Form 10-K for a more complete description of the prior period adjustments.

The accompanying consolidated financial data set forth below presents the Company’s Consolidated Statement of Results of Operations for the quarter ended March 31, 2003 and Consolidated Balance Sheet as of March 31, 2003 on a comparative basis showing the amounts as originally reported and as restated.

Effects of Restatement on Net Income

The following table identifies the adjustments made to the consolidated financial statements for the quarter ended March 31, 2003:

($ in millions)	Net Income Increase (Decrease)

2003
First
Description of Adjustment	Quarter
Supplemental Executive Retirement Plan (1)	(0.2)
Stock incentive units (2)	(0.2)
Sub-total pre-tax impact	(0.4)

Income taxes (3)	0.2
Total Net Income Impact	(0.2)

(1) Reflects adjustment to record a settlement of the Company’s Supplemental Executive Retirement Plan for certain executives in 1997 and 2000 which had not been previously recorded, in addition to an adjustment to record the proper treatment for Company assets previously thought to be segregated and restricted solely for purposes of funding this plan.

Consolidated Statement of Results of Operations: For the first quarter of 2003, the adjustment increased Operation and Maintenance expense by approximately $0.2 million.

Consolidated Balance Sheet: At March 31, 2003, adjustment decreased Other Assets – Other by $0.2 million.

(2) Reflects adjustment to record outstanding stock incentive units at fair value following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002 that allowed certain retirees to diversify stock incentive awards to investments other than DPL common stock.

Consolidated Statement of Results of Operations: For the first quarter of 2003, the adjustment increased Operation and Maintenance expense by $0.2 million.

Consolidated Balance Sheet: At March 31, 2003, the adjustment increased Other Paid-in Capital, net of Treasury Stock by $0.2 million.

(3)          Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations: For the first quarter of 2003, the above adjustments decreased income tax expense by the amount set forth in this table.

Consolidated Balance Sheet: At March 31, 2003, the above adjustments decreased Accrued taxes payable by the amounts set forth in this table.

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Statement of Results of Operations

(unaudited)

$ in millions except per share amounts	Three Months Ended March 31, 2003
	(as previously reported)	(as restated)

Revenues
Electric revenues	$295.7	$295.7

Operating Expenses
Fuel	55.6	55.6
Purchased power	20.0	20.0
Operation and maintenance	35.4	35.8
Depreciation and amortization	29.1	29.1
Amortization of regulatory assets, net	12.1	12.1
General taxes	28.3	28.3
Total operating expenses	180.5	180.9

Operating income	115.2	114.8

Interest expense	(12.8)	(12.8)
Other income	1.0	1.0

Income Before Income Taxes and Cumulative Effect of Accounting Change	103.4	103.0

Income tax expense	39.4	39.2

Income Before Cumulative Effect of Accounting Change	64.0	63.8

Cumulative effect of accounting change, net of tax	17.0	17.0

Net Income	81.0	80.8

Preferred dividends	0.2	0.2

Earnings on Common Stock	$80.8	$80.6

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Statement of Cash Flows

(unaudited)

$ in millions	Three Months Ended March 31, 2003
	(as previously reported)	(as restated)

Operating Activities
Net income	$81.0	$80.8
Adjustments:
Depreciation and amortization	29.1	29.1
Amortization of regulatory assets, net	12.1	12.1
Deferred income taxes	23.7	23.6
Cumulative effect of accounting change, net of tax	(17.0)	(17.0)
Changes in working capital:
Accounts receivable	11.8	11.8
Accounts payable	8.5	8.4
Accrued taxes payable	11.2	11.2
Accrued interest payable	(10.8)	(10.8)
Prepayments	(2.6)	(2.6)
Inventories	2.2	2.2
Deferred compensation assets	30.5	30.5
Deferred compensation obligations	(31.2)	(31.2)
Other	0.1	0.5
Net cash provided by operating activities	148.6	148.6

Investing Activities
Capital expenditures	(35.0)	(35.0)

Net cash used for investing activities	(35.0)	(35.0)

Financing Activities
Dividends paid on common stock	(82.5)	(82.5)
Dividends paid on preferred stock	(0.2)	(0.2)

Net cash used for financing activities	(82.7)	(82.7)

Cash and Temporary Cash Investments
Net change	30.9	30.9
Balance at beginning of period	17.1	17.1

Balance at end of period	$48.0	$48.0

Cash Paid During the Period For:
Interest	$22.6	$22.6
Income taxes	$(5.0)	$(5.0)

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Balance Sheet

(unaudited)

$ in millions	At March 31, 2003
	(as previously reported)	(as restated)

ASSETS

Property
Property, plant and equipment	$3,803.2	$3,803.2
Less: Accumulated depreciation and amortization	(1,696.1)	(1,696.1)
Net property	2,107.1	2,107.1

Current Assets
Cash and temporary cash investments	48.0	48.0
Accounts receivable, less provision for uncollectible accounts of $5.0 as reported and restated	147.5	147.5
Intercompany receivables, net	36.3	36.3
Inventories, at average cost	51.9	51.9
Prepaid taxes	35.2	35.1
Other	16.8	16.6
Total current assets	335.7	335.4

Other Assets
Income taxes recoverable through future revenues	43.5	43.5
Other regulatory assets	68.8	68.8
Other	159.5	158.9
Total other assets	271.8	271.2

Total Assets	$2,714.6	$2,713.7

Note- Reflects adoption of FAS 143 in 2003.

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Balance Sheet

(unaudited)

$ in millions	At March 31, 2003
	(as previously reported)	(as restated)

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$0.4	$0.4
Other paid-in capital	771.8	780.4
Accumulated other comprehensive income	(3.3)	(5.6)
Earnings reinvested in the business	393.5	379.9
Total common shareholders’ equity	1,162.4	1,155.1

Preferred stock	22.9	22.9

Long-term debt	665.4	665.4

Total capitalization	1,850.7	1,843.4

Current Liabilities
Accounts payable	90.6	91.7
Accrued taxes	98.6	101.1
Accrued interest	8.2	8.3
Other	26.5	26.2
Total current liabilities	223.9	227.3

Deferred Credits and Other
Deferred taxes	400.5	392.8
Unamortized investment tax credit	54.7	54.7
Other	184.8	195.5
Total deferred credits and other	640.0	643.0

Contingencies

Total Capitalization and Liabilities	$2,714.6	$2,713.7

Note - Reflects adoption of FAS 143 in 2003.

3.              Supplemental Financial Information

$ in millions	At March 31, 2004	At December 31, 2003
Cash and temporary cash investments
Cash and cash equivalents	$36.6	$17.2
Short-term investments	—	—
Total cash and temporary cash investments	$36.6	$17.2

Inventories, at average cost
Plant materials and supplies	$28.9	$29.3
Fuel	25.8	19.5
Other	2.6	0.8
Total inventories, at average cost	$57.3	$49.6

Other current assets
Prepayments	$4.1	$10.8
Deposits and other advances	9.1	5.2
Current deferred income taxes	1.1	4.3
Miscellaneous work in progress	1.8	3.1
Other	1.1	1.0
Total other current assets	$17.2	$24.4

Other deferred assets
Trust assets	$88.4	$102.9
Prepaid pension	38.4	39.7
Unamortized loss on reacquired debt	25.4	26.6
Unamortized debt expense	5.9	5.9
Other	1.4	1.3
Total other deferred assets	$159.5	$176.4

Other current liabilities
Customer security deposits and other advances	$11.9	$10.6
Payroll taxes payable	—	10.1
Unearned revenues	0.7	1.2
Current deferred income taxes	7.6	—
Current portion - long-term debt	1.1	1.1
Other	0.1	1.6
Total other current liabilities	$21.4	$24.6

Other deferred credits
Asset retirement obligations – regulated property	$73.3	$72.0
Trust obligations	58.1	65.3
Retirees health and life benefits	32.7	33.7
Environmental reserves	0.1	0.2
Legal claims reserves	2.5	2.1
Asset retirement obligations-generation	5.0	4.9
Other	6.3	6.9
Total other deferred credits	$178.0	$185.1

	Three Months Ended March 31,
Cash Flows	2004	2003
$ in millions		(as restated)
Cash flows – Other
Payroll taxes payable	$(11.2)	$—
Deposits and other advances	(3.9)	(0.7)
Other	(0.3)	1.2
Total cash flows – Other	$(15.4)	$0.5

	Three Months Ended March 31,
Results of Operations	2004	2003
$ in millions		(as restated)
Comprehensive income
Net income	$62.0	$80.8
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	(5.6)	(8.1)
Net change in deferred gains on cash flow hedges	(0.7)	(0.3)
Deferred income taxes related to unrealized gains (losses)	2.4	3.6
Comprehensive income	$58.1	$76.0

4.              Pension and Postretirement Benefits

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

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the three months ended March 31 were:

	Pension		Postretirement
Net periodic benefit (income) cost	2004	2003	2004	2003
$ in millions		(as restated)
Service cost	$0.9	$0.8	$—	$—
Interest cost	4.0	4.1	0.5	0.5
Expected return on assets	(5.4)	(6.3)	(0.2)	(0.1)
Amortization of unrecognized:
Actuarial (gain) loss	0.5	0.1	(0.2)	(0.3)
Prior service cost	0.6	0.7	—	—
Transition obligation	—	—	—	0.1
Net periodic benefit (income) cost	$0.6	$(0.6)	$0.1	$0.2

5.              Stock-Based Compensation

DP&L accounts for DPL Inc. stock options granted on or after January 1, 2003 under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).  This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant.  DP&L follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Accounting Principles Board and FASB interpretations in accounting for stock-based compensation granted before January 1, 2003.  If DP&L had used the fair value method of accounting for stock options granted prior to 2003, earnings on common stock would have been reported as follows:

	Three Months Ended March 31,
$ in millions	2004	2003
		(as restated)
Earnings on common stock, as reported	$61.8	$80.6
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.7)	(0.7)
Pro-forma earnings on common stock	$61.1	$79.9

6.   Long-term Debt, Notes Payable and Compensating Balances

$ in millions	At March 31, 2004	At December 31, 2003
First mortgage bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution control series maturing through 2027 - 6.43% (a)	104.8	104.8
	574.8	574.8

Guarantee of Air Quality Development Obligations - 6.10% Series due 2030	110.0	110.0
Obligation for capital lease	4.1	4.3
Unamortized debt discount and premium (net)	(1.8)	(1.8)
Total	$687.1	$687.3

(a)       Weighted average interest rates for 2004 and 2003.

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, notes, and the capital lease obligation are $0.9 million for the remainder of 2004, $1.1 million in 2005, $1.1 million in 2006, $9.3 million in 2007 and $0.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date, and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The $446 million of First Mortgage Bonds were called by DP&L on September 30, 2003, for redemption on October 30, 2003.  The 5.125% Series due 2013 have not been registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring DP&L to pay additional interest if the securities remain unregistered after 180 days from issuance.  The sale of the bonds was not registered and, as a result, the Company is required to pay additional interest of 0.50% until an exchange offer for these securities is registered with the SEC.

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

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at March 31, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L had two outstanding letters of credit totaling $1.4 million as of March 31, 2004 and no outstanding letters of credit as of March 31, 2003.

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

The delay in filing audited financial statements for the year ending December 31, 2003, constituted an event of default with DP&L’s previous revolving credit facility; however, DP&L obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers. The delay in audited certified financial statements also resulted in noncompliance under the Company’s other debt agreements although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all non-compliance conditions have been remedied.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent or subsidiaries.  None of the debt obligations of DP&L or DPL Inc. are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

7.  Business Segment Reporting

DP&L is a regional energy company providing electric services to over 500,000 retail customers in West Central Ohio.  Assets and related costs associated with DP&L’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment captioned Electric.

$ in millions	At March 31, 2004	At March 31, 2003
		(as restated)
Revenues:
Electric	$300.4	$295.7

Operating income:
Electric	$112.6	$119.3
Other (a)	(5.7)	(4.5)
Total operating income	$106.9	$114.8

Depreciation and amortization:
Electric	$28.3	$29.1

Expenditures - construction additions:
Electric	$22.9	$20.5

Assets:
Electric	$2,535.9	$2,575.5
Unallocated corporate assets	102.7	138.2
Total assets	$2,638.6	$2,713.7

(a) Includes unallocated corporate items.

8.     Commitments and Contingencies

Contingencies

In the normal course of business, DP&L is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DP&L believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2004 cannot be reasonably determined.

Environmental Matters

DP&L’s facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, DP&L has investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  DP&L has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to state and federal laws.  DP&L records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DP&L accrues for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  DP&L evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on the Company’s results of operations and financial position.

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

In June 2002, a contractor’s employee received a verdict against DP&L for injuries he sustained while working at a DP&L power station.  The Court awarded the contractor’s employee compensatory damages of approximately $0.8 million and prejudgment interest of approximately $0.6 million.  On April 28, 2004, the appellate court upheld this verdict except the award for prejudgment interest.  On September 1, 2004, the Ohio Supreme Court refused to hear the case, so the matter has been remanded to the trial court for a re-determination of whether prejudgment interest should be awarded.  The trial court heard this matter on October 15, 2004 and the decision is pending.

Long-Term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations. The following table outlines DP&L’s obligations at March 31, 2004:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$0.4	$0.8	$8.6	$673.6	$683.4
Capital lease	0.5	1.4	1.4	1.5	4.8
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	270.2	211.2	84.6	127.7	693.7
Other long-term obligations	9.9	14.8	1.0	—	25.7
Total long-term Obligations	$281.8	$228.6	$95.6	$802.8	$1,408.8

Long-term debt:

Long-term debt as of March 31, 2004 consists of first mortgage bonds and guaranteed air quality development obligations, including current maturities.

Capital lease:

As of March 31, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of March 31, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of March 31, 2004, DP&L had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments which may affect the liquidity of its operations.

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$150.0	$—	$—	$—	$150.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$150.0	$17.8	$—	$—	$167.8

Credit facilities:

DP&L had $150 million available through a revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  At March 31, 2004, there were no borrowings outstanding under this credit agreement.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  The new facility may be increased to up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60.0 million debt obligation.  Both obligations mature in 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report which relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of the Company’s future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond the control of The Dayton Power and Light Company (DP&L or the Company), including but not limited to: abnormal or severe weather; unusual maintenance or repair requirements; changes in fuel costs; changes in electricity, coal, environmental emissions, gas and other commodity prices; increased competition; regulatory changes and decisions; changes in accounting rules; financial market conditions; and general economic conditions.

Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. (See FACTORS THAT MAY AFFECT FUTURE RESULTS.)

OVERVIEW AND FUTURE EXPECTATIONS

In the first quarter of 2004, DP&L’s operating income and cash flow from operations decreased $7.9 million and $28.3 million, respectively, from the first quarter of 2003.  Total revenue of $300.4 million exceeded the prior year by $4.7 million resulting from an increase in wholesale revenue.  Operating expenses of $193.5 million in the first quarter of 2004 increased by $12.6 million or 7% compared to the same period in the prior year. This increase was the result of higher fuel and purchased power costs as well as higher operation and maintenance expenses.

DP&L’s earnings on common stock of $61.8 million in the first quarter of 2004 decreased $18.8 million compared to the same period in the prior year.

RESULTS OF OPERATIONS

Income Statement Highlights

		Three Months Ended March 31,
$ in millions		2004	2003
			(restated)
Electric revenues		$300.4	$295.7
Less:	Fuel	62.7	55.6
	Purchased power	28.5	20.0
Net electric margin (a)		$209.2	$220.1

Operating income		$106.9	$114.8

(a)  For purposes of discussing operating results DPL presents and discusses net electric margin. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

Revenues

Electric revenues increased to $300.4 million in the first quarter of 2004 from $295.7 million in the first quarter of 2003 reflecting higher wholesale revenues offset by a decline in retail revenues.  Wholesale revenues increased $18.3 million or 41% as a result of increased resale transactions and higher power sales.  Retail revenues declined $13.6 million or 5% primarily reflecting industrial and commercial customers moving to a power supplier who is a subsidiary of DPL Inc.  Retail sales were up slightly as a result of increased usage despite an 8% drop in heating degree-days to 2,949 for the first quarter of 2004 compared to 3,193 for the same period in 2003.

Operating Expenses

Net electric margin of $209.2 million in the first quarter of 2004 decreased by $10.9 million from $220.1 million in the first quarter of 2003.  As a percentage of total electric revenues, net electric margin decreased by 4.8 percentage points to 69.6% from 74.4%.  This decline is primarily the result of increased fuel and purchased power costs.  Fuel costs increased by $7.1 million or 13% for the three months ended March 31, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs relating to both retail and wholesale sales.  Purchased power costs increased by $8.5 million or 43% in the first quarter of 2004 compared to the same period in 2003 primarily resulting from a higher volume of purchased power as retail and wholesale capacity needs were not entirely met by internal generation.  Average market prices for purchased power decreased in the first quarter of 2004 compared to the first quarter of 2003, helping to buffer the impact of increased power purchases.

Operation and maintenance expense increased $11.0 million or 31% for the three months ended March 31, 2004 compared to the same period in 2003, primarily as a result of higher corporate costs and increased electric production expenses.  Corporate costs increased primarily from higher premiums for Directors and Officers liability insurance of $3.5 million, the settlement of an outstanding jointly-held facility receivable in 2003 of $3.8 million and increased pension expense of $1.2 million offset by lower deferred compensation expense of $1.2 million.  Electric production expenses increased $3.0 million over the prior year primarily related to maintenance and repair expenses incurred for scheduled outages and ash disposal.

Amortization of regulatory assets decreased $12.0 million in the first quarter of 2004 compared to the first quarter of 2003 reflecting the conclusion of the three-year regulatory transition cost recovery period granted by the Public Utilities Commission of Ohio in 2000 and ended December 31, 2003.

Interest Expense

Interest expense decreased by $1.0 million or 8% in the first quarter of 2004 compared to the first quarter of 2003.  Lower bond interest expense of $3.3 million resulting from the issuance of the $470 million First Mortgage Bonds 5.125% Series due 2013 was partially offset by a $2.3 million decrease in capitalized interest reflecting the completion of pollution control construction projects.  (See Note 6 of Notes to Consolidated Financial Statements.)

Other Income

Other income for the first three months ended March 31, 2004 increased $3.2 million compared to the first three months ended March 31, 2003 primarily resulting from $5.5 million realized from the sale of 2004 NOx pollution allowances, partially offset by miscellaneous deductions of $2.0 million for deferred compensation.

Income Tax Expense

Income tax expense decreased $1.9 million or 5% in the first quarter of 2004 compared to the first quarter of 2003 primarily resulting from lower income.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change of $17.0 million in the first quarter of 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

LIQUIDITY, CAPITAL RESOURCES AND REQUIREMENTS

DP&L’s cash and temporary cash investments totaled $36.6 million at March 31, 2004 compared to $48.0 million at March 31, 2003.  This decrease was primarily attributed to lower profitability relating to higher fuel and purchased power costs.  DP&L’s cash and temporary cash investments totaled $17.2 million at December 31, 2003.

The Company generated net cash from operating activities of $120.3 million in the first quarter of 2004 compared to $148.6 million in the first quarter of 2003.  The net cash from operating activities for the three months ended March 31, 2004 was primarily the result of operating profitability and working capital. Operating profitability primarily drove net cash provided from operating activities for the three months ended March 31, 2003.  The decline in operating cash flow in the first quarter of 2004 compared to the first quarter of 2003 is primarily the result of lower operating profitability relating to higher fuel and purchased power costs.  The tariff-based revenue from DP&L’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DP&L with a reasonably predictable gross cash flow.

Net cash flows used for investing activities was $25.7 million in the first quarter of 2004 and $35.0 million in the first quarter of 2003 to provide funding for capital expenditures.

Net cash flows used for financing activities was $75.2 million in the first quarter of 2004 and $82.7 million in the first quarter of 2003.  Net cash flows used for financing activities for each of these periods were to pay dividends on common stock to the parent and for dividends paid on preferred stock.

Capital Requirements

Construction additions were $22.9 million for the first three months of 2004 and are expected to approximate $88 million for the year ended 2004 compared to $20.5 million in the first three months of 2003 and $98 million for the year ended 2003.  Planned construction additions for 2004 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

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

Debt Obligations and Maturities

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, notes, and the capital lease obligation are $0.9 million remaining in 2004, $1.1 million in 2005, $1.1 million in 2006, $9.3 million in 2007 and $0.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date, and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The $446 million of First Mortgage Bonds were called by DP&L on September 30, 2003, for redemption on October 30, 2003.  The 5.125% Series due 2013 have not been registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring DP&L to pay additional interest if the securities remain unregistered after 180 days from issuance.  The sale of the bonds was not registered and, as a result, the Company is required to pay additional interest of 0.50% until an exchange offer for these securities is registered with the SEC.

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

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased an applicable interest rate.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at March 31, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating clauses allowing the counterparties to seek additional surety under certain conditions.  DP&L had two outstanding letters of credit totaling $1.4 million as of March 31, 2004 and no outstanding letters of credit as of March 31, 2003.

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

Subsequent to the December 31, 2003 balance sheet, the Company received multiple credit rating downgrades.  Currently, DP&L’s senior secured debt credit ratings are as follows:

	Rating	Outlook	Effective
Fitch Ratings	BBB	Negative	April 2004
Moody’s Investors Service	Baa3	Negative	April 2004
Standard & Poor’s Corp.	BBB-	Negative	March 2004

As reflected above, DP&L’s secured debt credit ratings are considered investment grade.

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default with DP&L’s previous revolving credit facility; however, DP&L obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers. The delay in audited certified financial statements also resulted in noncompliance under the Company’s other debt agreements although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all non-compliance conditions have been remedied.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its subsidiaries or parent.  None of the debt obligations of DP&L or DPL Inc. are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Off-Balance Sheet Arrangements

DP&L does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DP&L’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-Term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations. The following table outlines DP&L’s obligations at March 31, 2004:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$0.4	$0.8	$8.6	$673.6	$683.4
Capital lease	0.5	1.4	1.4	1.5	4.8
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	270.2	211.2	84.6	127.7	693.7
Other long-term obligations	9.9	14.8	1.0	—	25.7
Total long-term Obligations	$281.8	$228.6	$95.6	$802.8	$1,408.8

Long-term debt:

Long-term debt as of March 31, 2004 consists of first mortgage bonds and guaranteed air quality development obligations, including current maturities.

Capital lease:

As of March 31, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of March 31, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of March 31, 2004, DP&L had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments which may affect the liquidity of its operations.

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$150.0	$—	$—	$—	$150.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$150.0	$17.8	$—	$—	$167.8

Credit facilities:

DP&L had $150 million available through a revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  At March 31, 2004, there were no borrowings outstanding under this credit agreement.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  The new facility may be increased to up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60.0 million debt obligation.  Both obligations mature in 2006.

MARKET RISK

DP&L’s financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; and adverse economic conditions.

Approximately 21 percent of DP&L’s first quarter 2004 revenues were from sales of energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  In the first quarter of 2004, sales of excess wholesale energy and capacity contributed $5.8 million in net electric margins.  This compares to net electric margins from wholesale energy and capacity sales of $10.2 million in 2003.  This decrease in net electric margins resulted from lower average market prices for wholesale sales and increased average market prices for fuel and purchased power.   Wholesale sales per megawatt hour in the first quarter of 2004 and 2003 were $33.69 and $34.76, respectively.  Wholesale fuel costs per megawatt hour for the first quarter of 2004 and 2003 were $15.07 and $12.30, respectively and wholesale purchased power costs per megawatt hour for the first quarter of 2004 and 2003 were $33.82 and $32.34, respectively.

Fuel and purchased power costs represented 47% of total operating costs in the first quarter of 2004.  DP&L has contracted for all of its projected coal needs for 2004, at an estimated cost per Btu increase of approximately 15% over average 2003 levels.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DP&L will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.

The carrying value of DP&L’s debt was $688.2 million at March 31, 2004, consisting of DP&L’s First Mortgage Bonds, DP&L’s Guaranteed Air Quality Development Obligations and Capital Lease. The fair value of this debt was $619.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at March 31, 2004 are as follows:

Expected Maturity	Long-term Debt
Date	Amount	Average Rate
	($ in millions)
2004	$0.9	4.2%
2005	1.1	3.9%
2006	1.1	3.9%
2007	9.3	6.1%
2008	0.7	2.6%
Thereafter	675.1	5.5%
Total	$688.2	5.5%

Fair Value	$619.1

The fair value of financial instruments held was $89 million and $103.5 million at March 31, 2004 and December 31, 2003 respectively.  The market risk related to these financial instruments were estimated as the potential increase/decrease in fair value of approximately $9 million at March 31, 2004, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report and other documents that DP&L files with the Securities and Exchange Commission (SEC) and other regulatory agencies, as well as other oral or written statements the Company may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. DP&L does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

Regulation/Competition

DP&L operates in a rapidly changing industry with evolving industry standards and regulations. In recent years, a number of federal and state developments aimed at promoting competition triggered industry restructuring.  Regulatory factors, such as changes in the policies or procedures that set rates; changes in tax laws, tax rates, and environmental laws and regulations; changes in DP&L’s ability to recover expenditures for environmental compliance, fuel costs and purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases, can affect the Company’s results of operations and financial condition.  Additionally, financial or regulatory accounting principles or policies imposed by governing bodies can increase DP&L’s operational and monitoring costs affecting its results of operations and financial condition.

Changes in DP&L’s customer base, including aggregation, could lead to the entrance of competitors in the Company’s marketplace affecting its results of operations and financial condition.

Economic Conditions

Economic pressures, as well as changing market conditions and other factors related to physical energy and financial trading activities, which include price, basis, credit, liquidity, volatility, capacity, transmission, and interest rates can have a significant effect on DP&L’s operations and the operations of its retail, industrial and commercial customers.

Reliance on Third Parties

DP&L relies on many suppliers for the purchase and delivery of inventory and components to operate its energy production and transmission functions.  Unanticipated changes in DP&L’s purchase processes may affect the Company’s business and operating results. In addition, the Company relies on others to provide professional services, such as, but not limited to investment management, actuarial calculations, internal audit services, payroll processing and various consulting services.

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

Regulatory Uncertainties and Litigation

In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting and taxation, which are rapidly changing and subject to changes in the future. As described under Item 3 – Legal Proceedings, in the Company’s Form 10-K for the year ended December 31, 2003, the Company is also currently involved in various litigation in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to DP&L’s organizations and could affect its future operating results.

Internal Controls

As described under Item 1 – Business - Recent Developments, in the Company’s Form 10-K for the year ended December 31, 2003, a review by independent counsel to DP&L’s Audit Committee of the Board of Directors of the

Company has identified recommendations for improvement relating to some of the concerns raised by the Company’s Controller including, among other things, internal controls.  In addition, as further described under Item 9A - Controls and Procedures, during their year-end review, the Company’s independent auditors identified and reported to management and the Audit Committee of the Board of Directors two material weaknesses and certain other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  The material weaknesses include conditions related to (1) the Company’s process for recognizing an adjustment to the Company’s income tax provision to reflect a deductibility limitation under Section 162(m) with respect to executive deferred compensation distributions made during 2003 and (2) lack of effective communication in internal reporting of certain investment income that may lead to improper accounting of such transactions in accordance with generally accepted accounting principles.

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

The Company is currently undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company is using this review to further assist in identifying and correcting any control deficiencies.  As expected, this review has revealed some control weaknesses, which the Company has reported to the Audit Committee. The Company has since taken steps to strengthen its internal controls in these areas, including increasing segregation of duties, writing policies where necessary, adding checks at key decision points and increasing supervisor review of transactions.  These actions have been successful in eliminating a large percentage of the deficiencies noted, but additional remediation activities continue.  Corrected control deficiencies are being retested by management to assure that remediation efforts were successful, and the Company’s auditors will perform independent testing of the Company’s internal controls as part of their year-end review.  At this time, the Company has not completed its review of the existing controls and their effectiveness.  Unless the material weaknesses described above, or any identified during this review, are remedied, there can be no assurances that the Company will be able to assert that its internal control over financial reporting is effective, pursuant to the rules adopted by the SEC under Section 404, when those rules take effect.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Different estimates could have a material effect on its financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Significant items subject to such judgments include the carrying value of property, plant and equipment; the valuation of derivative instruments; valuation allowance for receivables and deferred income taxes; the valuation of reserves related to current litigation; and assets and liabilities related to employee benefits.

There have been no significant changes to the critical accounting policies as disclosed in DP&L’s Form 10-K as of December 31, 2003.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and make it a part hereof.

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

	Three Months Ended March 31,
	2004	2003
Electric

Sales (millions of kWh)
Residential	1,531	1,546
Commercial	904	886
Industrial	1,038	1,023
Other retail	333	333
Total retail	3,806	3,788
Wholesale	982	832

Total	4,788	4,620

Revenues ($ in thousands)
Residential	$125,992	$126,193
Commercial	57,597	60,130
Industrial	30,830	41,619
Other retail	22,808	22,870
Total retail	237,227	250,812
Wholesale	63,174	44,853

Total	$300,401	$295,665

Electric customers at end of period	507,659	505,568

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

Attached as Exhibits 31.1 and 31.2 to this quarterly report are certifications of the Chief Executive Officer and the interim Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act.  This portion of the Company’s quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

The Company will continue to evaluate the material weaknesses and reportable conditions and will take all necessary action to correct the internal control deficiencies identified. The Company will also further develop and enhance its internal control policies, procedures, systems and staff to allow it to mitigate the risk that material accounting errors might go undetected and be included in its consolidated financial statements.  The Company is currently undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company is using this review to further assist in identifying and correcting any control deficiencies.  As expected, this review has revealed control weaknesses, which the Company has reported to the Audit Committee.  The Company has since taken steps to strengthen its internal controls in these areas, including increasing segregation of duties, writing policies where necessary, adding checks at key decision points and increasing supervisor review of transactions.  These actions have been successful in eliminating a large percentage of the deficiencies noted, but additional remediation activities continue.  Corrected control deficiencies are being retested by management to assure that remediation efforts were successful, and the Company’s auditors will perform independent testing of the Company’s internal controls as part of their year-end review.  At this time, the Company has not completed its review of the existing controls and their effectiveness.  Unless the material weaknesses described above, and any identified during this review, are remedied, there can be no assurances that the Company will be able to assert that its internal control over financial reporting is effective in the management report to be included in the Annual Report for the year ended December 31, 2004, pursuant to the rules adopted by the SEC under Section 404.

Part II.  Other Information

Item 1.  Legal Proceedings

There were no significant changes to the Legal Proceedings reported in DP&L’s Form 10-K as of December 31, 2003.  A discussion of legal proceedings is described in Item 3-Legal Proceedings and Note 16 of Notes to Consolidated Financial Statements of DP&L’s Form 10-K for the year ended December 31, 2003 and such discussions are incorporated by reference and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the first quarter.

Item 5.  Other Information

There were no significant changes to the Recent Developments reported in Item 1-Business or to the Subsequent Events discussed in Note 18 of Notes to Consolidated Financial Statements in DP&L’s Form 10-K as of December 31, 2003 and such discussions are incorporated by reference and made a part hereof.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The following exhibit is filed herewith:

Exhibits 31.1 and 31.2 – Officer’s Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY
(Registrant)

Date:	November 5, 2004	/s/ James V. Mahoney
James V. Mahoney
President and Chief Executive Officer (principal executive officer)

	November 5, 2004	/s/ Pamela Holdren
Pamela Holdren
Treasurer and Interim Chief Financial Officer (principal financial and principal accounting officer)

	November 5, 2004	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller