Form 10-Q
period 2004-06-30
DAYTON POWER & LIGHT CO
filed 2004-11-05
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

In addition, the Company’s public internet site includes other items related to corporate governance matters, including, among other things, the Company’s governance guidelines, charters of various committees of the Board of Directors and the Company’s code of business conduct and ethics applicable to all employees, officers and directors.  You may obtain copies of these documents, free of charge, by sending a request, in writing, to DPL Investor Relations, 1065 Woodman Drive, Dayton, Ohio 45432.

Part I.  Financial Information

Item 1.  Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Revenues
Electric	$282.8	$271.4	$583.2	$567.1

Operating Expenses
Fuel	60.5	50.8	123.2	106.4
Purchased power	24.7	26.5	53.2	46.5
Operation and maintenance	53.9	48.2	100.7	84.0
Depreciation and amortization	29.4	29.3	57.7	58.4
Amortization of regulatory assets, net	0.1	10.7	0.2	22.8
General taxes	24.6	25.4	51.7	53.7
Total operating expenses	193.2	190.9	386.7	371.8

Operating Income	89.6	80.5	196.5	195.3

Other income (deductions)	(1.9)	4.1	2.3	5.1
Interest expense	(10.0)	(12.4)	(21.8)	(25.2)

Income Before Income Taxes and Cumulative Effect of Accounting Change	77.7	72.2	177.0	175.2

Income tax expense	30.7	26.8	68.0	66.0

Income Before Cumulative Effect of Accounting Change	47.0	45.4	109.0	109.2

Cumulative effect of accounting change, net of tax	—	—	—	17.0

Net Income	47.0	45.4	109.0	126.2

Preferred dividends	—	0.2	0.2	0.4

Earnings on Common Stock	$47.0	$45.2	$108.8	$125.8

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Six Months Ended June 30,
	2004	2003
		(as restated)
Operating Activities

Net income	$109.0	$126.2
Adjustments:
Depreciation and amortization	57.7	58.4
Amortization of regulatory assets, net	0.2	22.8
Deferred income taxes	4.9	8.2
Cumulative effect of accounting change, net of tax	—	(17.0)
Changes in working capital:
Accounts receivable	17.6	22.7
Accounts payable	9.8	(1.6)
Accrued taxes payable	62.7	30.7
Prepayments	(5.0)	(13.8)
Inventories	(15.6)	(1.3)
Deferred compensation assets	8.5	29.0
Deferred compensation obligations	(4.8)	(28.9)
Other (Note 3)	(6.6)	(5.4)

Net cash provided by operating activities	238.4	230.0

Investing Activities

Capital expenditures	(45.0)	(65.7)

Net cash used for investing activities	(45.0)	(65.7)

Financing Activities

Retirement of long-term debt	(0.4)	(0.4)
Dividends paid on common stock	(150.0)	(112.7)
Dividends paid on preferred stock	(0.2)	(0.4)

Net cash used for financing activities	(150.6)	(113.5)

Cash and temporary cash investments

Net change	42.8	50.8
Balance at beginning of period	17.2	17.1
Balance at end of period	$60.0	$67.9

Cash Paid During the Period for:
Interest	$18.9	$23.0
Income taxes	$1.7	$29.4

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

	At June 30, 2004	At December 31, 2003
ASSETS

Property
Property, plant and equipment	$3,922.0	$3,875.4
Less: Accumulated depreciation and amortization	(1,825.3)	(1,769.1)

Net property, plant and equipment	2,096.7	2,106.3

Current Assets
Cash and temporary cash investments (Note 3)	60.0	17.2
Accounts receivable, less provision for uncollectible accounts of $1.1 and $3.6, respectively	142.8	160.4
Inventories, at average cost (Note 3)	65.2	49.6
Prepaid taxes	23.2	46.4
Other (Note 3)	27.9	24.4

Total current assets	319.1	298.0

Other Assets
Income taxes recoverable through future revenues	41.8	43.3
Other regulatory assets	36.7	36.1
Other (Note 3)	160.3	176.4

Total other assets	238.8	255.8

Total Assets	$2,654.6	$2,660.1

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

(continued)

	At June 30, 2004	At December 31, 2003
CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$0.4	$0.4
Other paid-in capital	781.1	780.5
Accumulated other comprehensive income	34.6	38.2
Earnings reinvested in the business	280.5	321.7

Total common shareholders’ equity	1,096.6	1,140.8

Preferred stock	22.9	22.9

Long-term debt	686.6	687.3

Total capitalization	1,806.1	1,851.0

Current Liabilities
Accounts payable	99.2	88.9
Accrued taxes	105.9	66.4
Accrued interest	10.8	10.2
Other (Note 3)	21.8	24.6

Total current liabilities	237.7	190.1

Deferred Credits and Other
Deferred taxes	376.4	381.7
Unamortized investment tax credit	50.7	52.2
Other (Note 3)	183.7	185.1

Total deferred credits and other	610.8	619.0

Total Capitalization and Liabilities	$2,654.6	$2,660.1

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Basis of Consolidation

The Dayton Power and Light Company (DP&L or the Company) prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The consolidated financial statements include the accounts of DP&L and its other majority-owned subsidiaries.  Investments that are not majority-owned are accounted for using the equity method when DP&L’s investment allows it the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro-rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.

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

2.              Restatement of Financial Statements

As part of DP&L’s Audit Committee’s response to a report prepared by Taft, Stettinius & Hollister LLP and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the three months and six months ended June 30, 2003, in addition to prior periods.  These adjustments increased net income by $1.1 million to $45.4 million for the second quarter of 2003, and increased net income by $0.9 million to $126.2 million for the six months ended June 30, 2003.  All applicable financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements.  Accordingly, the financial statements for this fiscal period described above that have been in the Company’s prior SEC filings should not be relied upon.

Certain captions in the June 30, 2003 Consolidated Balance Sheet were also adjusted due to the prior periods’ restatements. Please refer to the Company’s 2003 Annual Report on Form 10-K for a more complete description of the prior period adjustments.

The accompanying consolidated financial data set forth below presents the Company’s Consolidated Statement of Results of Operations for the three and six months ended June 30, 2003 on a comparative basis showing the amounts as originally reported and as restated.

Effects of Restatement on Net Income

The following table identifies the adjustments made to the consolidated financial statements for the three and six months ended June 30, 2003:

	Net Income Increase (Decrease)
($ in millions)	2003 Second Quarter	2003 Year To Date
Description of Adjustment
Supplemental Executive Retirement Plan (1)	1.7	1.5
Stock incentive units (2)	0.2	—
Sub-total pre-tax impact	1.9	1.5

Income taxes (3)	(0.8)	(0.6)
Total Net Income Impact	1.1	0.9

(1) Reflects adjustment to record a settlement of the Company’s Supplemental Executive Retirement Plan for certain executives in 1997 and 2000 which had not been previously recorded, in addition to an adjustment to record the proper treatment for Company assets previously thought to be segregated and restricted solely for purposes of funding this plan.

Consolidated Statement of Results of Operations: For the second quarter of 2003, the adjustment decreased Operation and Maintenance expense by approximately $1.4 million and increased Other Income by $0.2 million.  Year-to-date 2003, the adjustment decreased Operation and Maintenance expense by $1.3 million and increased Other Income by approximately $0.2 million.

Consolidated Balance Sheet: At June 30, 2003, the adjustment increased Other Assets – Other by $1.4 million, Accrued Taxes by $0.5 million and Deferred Taxes by $0.1 million.

(2) Reflects adjustment to record outstanding stock incentive units at fair value following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002 that allowed certain retirees to diversify stock incentive awards to investments other than DPL common stock.

Consolidated Statement of Results of Operations: For the second quarter of 2003, the adjustment decreased Operation and Maintenance expense by $0.2 million. Year-to-date 2003, the adjustment had no impact.

Consolidated Balance Sheet: At June 30, 2003, the adjustment increased Other Paid-in Capital, net of Treasury Stock by $0.8 million, and decreased Other Deferred Credits by $0.8 million.

(3)          Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations: For the second quarter of 2003, the above adjustments resulted in an increase of $0.8 million to income tax expense.  Year-to-date 2003, the adjustments increased income tax expense by $0.6 million.

Consolidated Balance Sheet: At June 30, 2003, the above adjustments resulted in an increase of $0.5 million to Accrued Taxes and $0.1 million to Deferred Taxes.

THE DAYTON POWER AND LIGHT COMPANY

C o n s o l i d a t e d  S t a t e m e n t  o f  R e s u l t s  o f  O p e r a t i o n s

(unaudited)

$ in millions except per share amounts	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	(as previously reported)	(as restated)	(as previously reported)	(as restated)

Revenues
Electric revenues	$271.4	$271.4	$567.1	$567.1

Operating Expenses
Fuel	50.8	50.8	106.4	106.4
Purchased power	26.5	26.5	46.5	46.5
Operation and maintenance	49.9	48.2	85.3	84.0
Depreciation and amortization	29.3	29.3	58.4	58.4
Amortization of regulatory assets, net	10.7	10.7	22.8	22.8
General taxes	25.4	25.4	53.7	53.7
Total operating expenses	192.6	190.9	373.1	371.8

Operating Income	78.8	80.5	194.0	195.3

Other income	3.9	4.1	4.9	5.1
Interest expense	(12.4)	(12.4)	(25.2)	(25.2)

Income before income taxes and cumulative effect of accounting change	70.3	72.2	173.7	175.2

Income tax expense	26.0	26.8	65.4	66.0

Income before cumulative effect of accounting change	44.3	45.4	108.3	109.2

Cumulative effect of accounting change, net of tax	—	—	17.0	17.0

Net Income	44.3	45.4	125.3	126.2

Preferred dividends	0.2	0.2	0.4	0.4

Earnings on common stock	$44.1	$45.2	$124.9	$125.8

THE DAYTON POWER AND LIGHT COMPANY

C o n s o l i d a t e d   S t a t e m e n t   o f   C a s h   F l o w s

(unaudited)

$ in millions	Six Months Ended June 30, 2003
	(as previously reported)	(as restated)

Operating Activities
Net income	$125.3	$126.2
Adjustments:
Depreciation and amortization	58.4	58.4
Amortization of regulatory assets, net	22.8	22.8
Deferred income taxes	8.1	8.2
Cumulative effect of accounting change, net of tax	(17.0)	(17.0)
Changes in working capital:
Accounts receivable	22.8	22.7
Accounts payable	(1.5)	(1.6)
Accrued taxes payable	30.2	30.7
Prepayments	(13.8)	(13.8)
Inventories	(1.3)	(1.3)
Deferred compensation assets	30.4	29.0
Deferred compensation obligations	(28.9)	(28.9)
Other	(5.5)	(5.4)
Net cash provided by operating activities	230.0	230.0

Investing Activities
Capital expenditures	(65.7)	(65.7)

Net cash used for investing activities	(65.7)	(65.7)

Financing Activities
Dividends paid on preferred stock	(0.4)	(0.4)
Retirement of long-term debt	(0.4)	(0.4)
Dividends paid on common stock	(112.7)	(112.7)

Net cash used for financing activities	(113.5)	(113.5)

Cash and Temporary Cash Investments
Net change	50.8	50.8
Balance at beginning of period	17.1	17.1

Balance at end of period	$67.9	$67.9

Cash Paid During the Year For:
Interest	$23.0	$23.0
Income taxes	$29.4	$29.4

THE DAYTON POWER AND LIGHT COMPANY

C o n s o l i d a t e d   B a l a n c e   S h e e t

(unaudited)

$ in millions	At June 30, 2003
	(as previously reported)	(as restated)

ASSETS

Property
Property, plant and equipment	$3,832.5	$3,832.5
Less: Accumulated depreciation and amortization	(1,723.2)	(1,723.2)
Net property	2,109.3	2,109.3

Current Assets
Cash and temporary cash investments	67.9	67.9
Accounts receivable, less provision for uncollectible accounts of $5.0 as reported and restated	136.6	136.6
Net intercompany receivables	36.1	36.4
Inventories, at average cost	55.4	55.4
Prepaid taxes	23.4	23.4
Other	28.8	28.5
Total current assets	348.2	348.2

Other Assets
Income taxes recoverable through future revenues	43.3	43.3
Other regulatory assets	59.1	59.1
Other	172.3	173.0
Total other assets	274.7	275.4

Total Assets	$2,732.2	$2,732.9

Note- Reflects adoption of FAS 143 in 2003.

THE DAYTON POWER AND LIGHT COMPANY

C o n s o l i d a t e d   B a l a n c e   S h e e t

(unaudited)

$ in millions	At June 30, 2003
	(as previously reported)	(as restated)

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$0.4	$0.4
Other paid-in capital	771.8	780.9
Accumulated other comprehensive income	3.6	1.3
Earnings reinvested in the business	407.5	394.9
Total common shareholders’ equity	1,183.3	1,177.5

Preferred stock	22.9	22.9

Long-term debt	664.8	664.9

Total capitalization	1,871.0	1,865.3

Current Liabilities
Accounts payable	81.3	82.4
Accrued taxes	104.5	107.5
Accrued interest	19.2	19.2
Other	19.2	19.0
Total current liabilities	224.2	228.1

Deferred Credits and Other
Deferred taxes	394.7	387.1
Unamortized investment tax credit	53.6	53.6
Other	188.7	198.8
Total deferred credits and other	637.0	639.5

Contingencies

Total Capitalization and Liabilities	$2,732.2	$2,732.9

Note - Reflects adoption of FAS 143 in 2003.

3.              Supplemental Financial Information

$ in millions	At June 30, 2004	At December 31, 2003
Cash and temporary cash investments
Cash and cash equivalents	$60.0	$17.2
Short-term investments	—	—
Total cash and temporary cash investments	$60.0	$17.2

Inventories, at average cost
Plant materials and supplies	$28.6	$29.3
Fuel	34.9	19.5
Other	1.7	0.8
Total inventories, at average cost	$65.2	$49.6

Other current assets
Prepayments	$17.1	$10.8
Deposits and other advances	5.4	5.2
Current deferred income taxes	0.9	4.3
Miscellaneous work in progress	2.3	3.1
Other	2.2	1.0
Total other current assets	$27.9	$24.4

Other deferred assets
Trust assets	$90.5	$102.9
Prepaid pension	38.3	39.7
Unamortized loss on reacquired debt	24.7	26.6
Unamortized debt expense	5.8	5.9
Other	1.0	1.3
Total other deferred assets	$160.3	$176.4

Other current liabilities
Customer security deposits and other advances	$14.9	$10.6
Current deferred income taxes	4.9	—
Payroll taxes payable	—	10.1
Unearned revenues	0.7	1.2
Current portion - long-term debt	1.1	1.1
Other	0.2	1.6
Total other current liabilities	$21.8	$24.6

Other deferred credits
Asset retirement obligations – regulated property	$74.8	$72.0
Trust obligations	60.0	65.3
Retirees health and life benefits	33.0	33.7
Environmental Reserves	0.1	0.2
Legal Claims Reserves	3.1	2.1
Asset retirement obligations-generation	5.1	4.9
Other	7.6	6.9
Total other deferred credits	$183.7	$185.1

Cash Flows

	Six Months Ended June 30,
$ in millions	2004	2003
		(as restated)
Cash flows – Other
Payroll taxes payable	$(12.8)	$(0.4)
Customer security deposits	3.8	0.3
Unamortized loss on reacquisition of debt	1.9	1.8
Unearned revenues	(0.5)	(2.5)
Intercompany receivables and payables	0.3	(7.6)
Other	0.7	3.0
Total cash flows – other	$(6.6)	$(5.4)

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)
Comprehensive income
Net income	$47.0	$45.4	$109.0	$126.2
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	1.8	10.9	(3.8)	2.8
Net change in deferred gains on cash flow hedges	(0.9)	1.3	(1.6)	1.0
Deferred income taxes related to unrealized gains (losses)	(0.6)	(5.3)	1.8	(1.7)
Comprehensive income	$47.3	$52.3	$105.4	$128.3

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

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the three months ended June 30 were:

Net periodic benefit (income) cost

	Pension		Postretirement
$ in millions	2004	2003	2004	2003
		(as restated)
Service cost	$1.0	$0.9	$—	$—
Interest cost	4.0	4.0	0.5	0.6
Expected return on assets	(5.5)	(6.2)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial (gain) loss	0.5	—	(0.3)	(0.3)
Prior service cost	0.7	0.7	—	—
Transition obligation	—	—	0.1	—
Net pension benefit (income) cost	$0.7	$(0.6)	$0.2	$0.2

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the six months ended June 30 were:

Net periodic benefit (income) cost

	Pension		Postretirement
$ in millions	2004	2003	2004	2003
		(as restated)
Service cost	$1.9	$1.7	$—	$—
Interest cost	8.0	8.1	1.0	1.1
Expected return on assets	(10.9)	(12.5)	(0.3)	(0.2)
Amortization of unrecognized:
Actuarial (gain) loss	1.0	0.1	(0.5)	(0.6)
Prior service cost	1.3	1.4	—	—
Transition obligation	—	—	0.1	0.1
Net pension benefit (income) cost	$1.3	$(1.2)	$0.3	$0.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)

Earnings on common stock, as reported	$47.0	$45.2	$108.8	$125.8
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.8)	(0.5)	(1.5)	(1.2)
Pro-forma earnings on common stock	$46.2	$44.7	$107.3	$124.6

6.              Long-term Debt, Notes Payable, and Compensating Balances

$ in millions	At June 30, 2004	At December 31, 2003
First Mortgage Bonds maturing: 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing Through 2027 - 6.43% (a)	104.4	104.8
	574.4	574.8
Guarantee of Air Quality Development Obligations - 6.10% Series due 2030	110.0	110.0
Obligation for capital lease	3.9	4.3
Unamortized debt discount and premium (net)	(1.7)	(1.8)
Total	$686.6	$687.3

(a)       Weighted average interest rates for 2004 and 2003.

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, Guaranteed Air Quality Development Obligations and the Capital Lease are $0.3 million for the remainder of 2004, $1.1 million in 2005, $1.1 million in 2006, $9.3 million in 2007 and $0.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at June 30, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  As of June 30, 2004, DP&L had seven outstanding letters of credit totaling $10.0 million.

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

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default under DP&L’s previous revolving credit facility; however, the Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers. Subsequently, the Company elected to obtain a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements, although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all non-compliance conditions have been remedied.

There are no intercompany debt collateralizations or debt guarantees between DP&L and its parent or subsidiaries.  None of the debt obligations of DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

7.              Business Segment Reporting

DP&L is a regional energy company providing electric services to over 500,000 retail customers in West Central Ohio.  Assets and related costs associated with DP&L’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment captioned Electric.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)
Revenues
Electric	$282.8	$271.4	$583.2	$567.1

Operating income
Electric	$100.4	$88.9	$213.0	$208.2
Other (a)	(10.8)	(8.4)	(16.5)	(12.9)
Total operating income	$89.6	$80.5	$196.5	$195.3

Depreciation and amortization
Electric	$29.4	$29.3	$57.7	$58.4

Expenditures-construction additions
Electric	$22.1	$31.0	$45.0	$51.5

Assets
Electric	$2,592.6	$2,602.7	$2,592.6	$2,602.7
Unallocated corporate assets	62.0	130.2	62.0	130.2
Total assets	$2,654.6	$2,732.9	$2,654.6	$2,732.9

(a) Includes unallocated corporate items.

8.              Commitments and Contingencies

Contingencies

In the normal course of business, DP&L is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DP&L believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2004 cannot be reasonably determined.

Environmental Matters

DP&L and its subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, DP&L has investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  DP&L has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to state and federal laws.  DP&L records liabilities for probable estimated loss in accordance with FASB Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DP&L accrues for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  DP&L evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on the Company’s results of operations and financial position.

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

Long-Term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations. The following table outlines DP&L’s obligations at June 30, 2004:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total

Long-term debt	$—	$0.8	$8.6	$673.7	$683.1
Capital lease	0.3	1.4	1.4	1.5	4.6
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	318.9	359.4	136.5	127.7	942.5
Other long-term obligations	9.9	14.8	1.0	—	25.7
Total long-term Obligations	$329.9	$376.8	$147.5	$802.9	$1,657.1

Long-term debt:

Long-term debt as of June 30, 2004 consists of first mortgage bonds and guaranteed air quality development obligations, including current maturities.

Capital lease:

As of June 30, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of June 30, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of June 30, 2004, DP&L had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments which may affect the liquidity of its operations.

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$—	$100.0	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$—	$117.8	$—	$—	$117.8

Credit facilities:

DP&L had $150 million available through a revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At June 30, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased to up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60.0 million debt obligation.  Both obligations mature in 2006.

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

OVERVIEW AND FUTURE EXPECTATIONS

In the second quarter of 2004, DP&L’s operating income increased $9.1 million over the second quarter of 2003.  Electric revenues of $282.8 million exceeded the prior year by $11.4 million primarily resulting from increased wholesale revenues.  Operating expenses of $193.2 million in the second quarter of 2004 exceeded the second quarter of 2003 by $2.3 million or 1%.  DP&L’s earnings on common stock of $47.0 million in the second quarter of 2004 increased $1.8 million over the second quarter of 2003.

For the six months ended June 30, 2004, DP&L’s operating income of $196.5 million increased $1.2 million over the same period of the prior year.  Electric revenues of $583.2 million exceeded the same period of the prior year by $16.1 million primarily resulting from an increase in wholesale revenues.  Operating expenses of $386.7 million for the six months ended June 30, 2004 were greater than the six months ended June 30, 2003 by $14.9 million or 4% primarily relating to increases in fuel and purchased power costs and corporate expenses.  DP&L’s reported earnings on common stock of $108.8 million for the six months ended June 30, 2004 decreased $17 million from the six months ended June 30, 2003.

The increases in fuel and purchase power costs and corporate expenses will continue to have a negative impact on operating income for the balance of 2004.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)

Electric revenues	$282.8	$271.4	$583.2	$567.1
Less:
Fuel	60.5	50.8	123.2	106.4
Purchased power	24.7	26.5	53.2	46.5
Net electric margin	$197.6	$194.1	$406.8	$414.2

Operating income	$89.6	$80.5	$196.5	$195.3

(a)  For purposes of discussing operating results DP&L presents and discusses net electric margin. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

Revenues

Electric revenues increased $11.4 million or 4% to $282.8 million in the second quarter of 2004 compared to $271.4 million for the second quarter of 2003 primarily reflecting higher wholesale revenues.  Wholesale revenues increased $9.1 million or 16% reflecting higher average market rates for wholesale sales despite a 12% decline in sales volume.  Retail revenues increased $2.3 million in the second quarter of 2004 over the same period of the prior year primarily resulting from higher residential sales volume resulting from warmer weather that was partially offset by lower industrial revenues reflecting customers moving to a power supplier who is a subsidiary of DPL Inc.  Cooling degree-days were up 89% to 280 for the second quarter of 2004 compared to 148 for the same period in 2003.

For the six months ended June 30, 2004, electric revenues increased $16.1 million or 3% to $583.2 million compared to $567.1 million for the same period of the prior year.  Wholesale revenues increased $27.3 million for the six months ended June 30, 2004 over the same period in 2003 resulting from higher average market rates for wholesale sales and a 1% increase in wholesale sales volume.  Retail revenues declined $11.2 million or 2% reflecting industrial and commercial customers moving to a power supplier who is a subsidiary of DPL Inc.  Retail sales volumes increased 3% as a result of warmer weather as cooling degree-days were up 89% to 280 for the six months ended June 30, 2004 compared to 148 for the same period in 2003.

Operating Expenses

Net electric margin of $197.6 million in the second quarter of 2004 increased by $3.5 million from $194.1 million in the second quarter of 2003.  As a percentage of total electric revenues, net electric margin decreased by 1.6 percentage points to 69.9% from 71.5%.  This decline is primarily the result of increased fuel costs partially offset by decreased purchased power costs.  Fuel costs increased by $9.7 million or 19% in the three months ended June 30, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs for both retail and wholesale sales.  Purchased power costs decreased by $1.8 million or 7% in the second quarter of 2004 compared to the same period in 2003 primarily resulting from a lower volume of purchased power, which was partially offset by higher average market prices for purchased power.

For the six months ended June 30, 2004, net electric margins of $406.8 million decreased by $7.4 million or 2% from $414.2 million for the six months ended June 30, 2003.  As a percentage of total electric revenues, net electric margins decreased by 3.2 percentage points to 69.8% from 73.0%.  This decline is primarily the result of increased fuel and purchased power costs.  Fuel costs increased by $16.8 million or 16% for the six months ended June 30, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs for both retail and wholesale sales.  Purchased power costs increased by $6.7 million or 14% for the six months ended June 30, 2004 compared to the same period in 2003 primarily resulting from a higher volume of purchased power and higher average market prices.

Operation and maintenance expense increased $5.7 million or 12% to $53.9 million for the three months ended June 30, 2004 compared to $48.2 million for the same period in 2003 as a result of higher corporate costs and increased electric production expenses.  Corporate costs increased reflecting $1.3 million in pension expense, $1.0 million in Sarbanes-Oxley project costs, and $0.9 million in Directors and Officers’ liability insurance premiums.  Power production expenses were $1.9 million higher primarily for scheduled outages and ash disposal.  These increases were offset by $1.3 million of lower deferred compensation expense.

For the six months ended June 30, 2004, operation and maintenance expenses increased $16.7 million or 20% to $100.7 million compared to $84.0 million for the same period in 2003 as a result of higher corporate costs and increased electric production costs.  Corporate costs increased primarily resulting from higher insurance premiums for Directors and Officers’ liability insurance of $4.4 million, the settlement of an outstanding jointly-held facility receivable in 2003 of $3.8 million, pension expense of $2.5 million, and Sarbanes-Oxley project costs of $1.5 million.  Electric production expenses increased $4.9 million for the six months ended June 30, 2004 over the same period in the prior year primarily related to maintenance and repair expenses incurred for scheduled outages and ash disposal.  These increases were partially offset by lower deferred compensation expenses of $1.4 million for the six months ended June 30, 2004 compared to the same period of the prior year.

Amortization of regulatory assets decreased $10.6 million in the second quarter of 2004 and decreased $22.6 million for the six months ended June 30, 2004 compared to the second quarter of 2003 and the six months ended June 30, 2003 reflecting the conclusion of the three-year transition period for cost recovery related to deregulation granted by the Public Utilities Commission of Ohio in 2000 and ended December 31, 2003.

For the six months ended June 30, 2004, general taxes decreased $2.0 million compared to the same period of the prior year primarily resulting from a 2003 excise tax expense of $2.7 million that did not occur in 2004.

Other income (deductions)

Other income (deductions) decreased in the second quarter of 2004 by $6.0 million compared to the second quarter of 2003 primarily as a result of $1.6 million of non-operating income received in 2003, $1.4 million of deferred compensation expense incurred in 2004, and $0.9 million of 2004 revolving credit facility fees.  For the six months ended June 30, 2004, other income (deductions) decreased $2.8 million primarily resulting from $3.4 million of deferred compensation expense in 2004, $1.6 million of non-operating income received in 2003, and $1.4 million of 2004 revolving credit facility fees offset by $5.1 million of gains realized from the disposition of pollution control emission allowances.

Interest Expense

Interest expense decreased by $2.4 million or 19% in the second quarter of 2004 compared to the same period in 2003 primarily resulting from lower interest of $2.9 million related to the issuance of the $470 million First Mortgage Bonds 5.125% Series due 2013 that have a lower interest rate than the retired debt.  This decrease was offset by lower capitalized interest of $1.3 million reflecting the completion of capital projects in 2003.

For the six months ended June 30, 2004, interest expense declined $3.4 million or 13% compared to the six months ended June 30, 2003, primarily reflecting lower interest of $6.2 million related to the $470 million First Mortgage Bonds issuance.  This decrease was offset by $3.7 million of lower capitalized interest expense as a result of capital projects completed in 2003.

Income Tax Expense

Income tax expense increased $3.9 million or 15% in the second quarter of 2004 and increased $2.0 million or 3% for the six months ended June 30, 2004 compared to the second quarter of 2003 and the six months ended June 30, 2003 primarily resulting from higher income experienced in each of the respective periods.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change of $17.0 million for the six months ended June 30, 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

LIQUIDITY, CAPITAL RESOURCES AND REQUIREMENTS

DP&L’s cash and temporary cash investments totaled $60.0 million at June 30, 2004 compared to $67.9 million at June 30, 2003. DP&L’s cash and temporary cash investments totaled $17.2 million at December 31, 2003.

The Company generated net cash from operating activities of $238.4 million for the six months ended June 30, 2004 compared to $230.0 million for the six months ended June 30, 2003.  The net cash from operating activities for the six months ended June 30, 2004 was primarily the result of operating profitability and cash generated from working capital, specifically related to cash generated from receivables and the timing of tax payments.  This increase in working capital was partially offset by cash used to purchase coal inventory.  Operating profitability and increases in working capital, specifically related to cash generated from receivables and the timing of tax payments, primarily drove net cash provided from operating activities for the six months ended June 30, 2003.  The tariff-based revenue continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DP&L with a reasonably predictable gross cash flow.

Net cash flows used for investing activities were $45.0 million for the six months ended June 30, 2004 and $65.7 million for the same period of the prior year.  The net cash used in both periods was for capital expenditures.

Net cash flows used for financing activities were $150.6 million for the six months ended June 30, 2004 compared to net cash flows used for financing activities of $113.5 million for the six months ended June 30, 2003.  Net cash flows used for financing activities for the six months ended June 30, 2004 and 2003 related to the payment of dividends on common stock, retirement of long-term debt, and dividends paid on preferred stock.

Capital Requirements

Construction additions were $45.0 million for the six months ended June 30, 2004 and are expected to approximate $88 million for the year compared to $51.5 million for the six months ended June 30, 2003 and $98 million for the year ended 2003.  Planned construction additions for 2004 relate to DP&L’s environmental compliance program, power plant equipment, its transmission and distribution system, and information systems.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DP&L is projecting to spend $800 million in capital projects, approximately half of which is to meet changing environmental standards.  DP&L’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DP&L expects to finance its construction additions over the next few years with internally generated funds.

Debt Obligations and Maturities

The Company’s scheduled maturities and mandatory redemptions for First Mortgage Bonds, Guaranteed Air Quality Development Obligations, and the Capital Lease are $0.3 million for the remainder of 2004, $1.1 million in 2005, $1.1 million in 2006, $9.3 million in 2007 and $0.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased the applicable interest rate.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at June 30, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating clauses allowing the counterparties to seek additional surety under certain conditions. As of June 30, 2004, DP&L had seven outstanding letters of credit totaling $10.0 million.

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

The Company has received multiple credit rating downgrades since December 31, 2003.  Currently, DP&L’s senior secured debt credit ratings are as follows:

	Rating	Outlook	Effective
Fitch Ratings	BBB	Negative	April 2004
Moody’s Investors Service	Baa3	Negative	April 2004
Standard & Poor’s Corp.	BBB-	Negative	March 2004

As reflected above, DP&L’s secured debt credit ratings are considered investment grade.

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default under DP&L’s previous revolving credit facility; however, the Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers. Subsequently, the Company elected to obtain a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements, although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all non-compliance conditions have been remedied.

Off-Balance Sheet Arrangements

DP&L does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DP&L’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-Term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations. The following table outlines DP&L’s obligations at June 30, 2004:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$—	$0.8	$8.6	$673.7	$683.1
Capital lease	0.3	1.4	1.4	1.5	4.6
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	318.9	359.4	136.5	127.7	942.5
Other long-term obligations	9.9	14.8	1.0	—	25.7
Total long-term Obligations	$329.9	$376.8	$147.5	$802.9	$1,657.1

Long-term debt:

Long-term debt as of June 30, 2004 consists of first mortgage bonds and guaranteed air quality development obligations, including current maturities.

Capital lease:

As of June 30, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of June 30, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of June 30, 2004, DP&L had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments which may affect the liquidity of its operations.

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$—	$100.0	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$—	$117.8	$—	$—	$117.8

Credit facilities:

DP&L had $150 million available through a revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At June 30, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased to up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60.0 million debt obligation.  Both obligations mature in 2006.

MARKET RISK

DP&L’s financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; and adverse economic conditions.

Approximately 24 percent of DP&L’s second quarter 2004 revenues were from sales of energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  In the second quarter of 2004, sales of excess wholesale energy and capacity contributed $6.6 million in net electric margins.  This compares to net electric margins from wholesale energy and capacity sales of $7.0 million in 2003.  This decrease in net electric margins resulted from lower average market prices for wholesale sales and increased average market prices for fuel and purchased power.  Wholesale sales per megawatt hour in the second quarter of 2004 and 2003 were $34.62 and $28.73, respectively.  Wholesale fuel costs per megawatt hour for the second quarter of 2004 and 2003 were $18.30 and $13.45, respectively and wholesale purchased power costs per megawatt hour for the second quarter of 2004 and 2003 were $40.10 and $30.25, respectively.

For the six months ended June 30, 2004, approximately 22 percent of DP&L’s revenues were from sales of energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  For the six months ended June 30, 2004, sales of excess wholesale energy and capacity contributed $12.4 million in net electric margin.  This compares to net electric margins from wholesale energy and capacity sales of $17.1 million in 2003.  This decrease in net electric margin resulted from increased average market prices for fuel and purchased power. Wholesale fuel costs per megawatt hour year-to-date 2004 and 2003 were $17.11 and $12.93, respectively and wholesale purchased power costs per megawatt hour year-to-date 2004 and 2003 were $36.32 and $31.06, respectively.

Fuel and purchased power costs represented 44% and 46% of total operating costs in the first quarter of 2004 and for the six months ended June 30, 2004, respectively.  DP&L has contracted for all of its projected coal needs for 2004, at an estimated cost per Btu increase of approximately 15% over average 2003 levels.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DP&L will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.

The carrying value of DP&L’s debt was $687.7 million at June 30, 2004, consisting of DP&L’s First Mortgage Bonds, Guaranteed Air Quality Development Obligations and the Capital Lease. The fair value of this debt was $647.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at June 30, 2004 are as follows:

Expected Maturity	Long-term Debt
Date	Amount	Average Rate
	($ in millions)
2004	$0.3	2.9%
2005	1.1	4.1%
2006	1.1	4.1%
2007	9.3	6.1%
2008	0.7	2.9%
Thereafter	675.2	5.8%
Total	$687.7	5.8%

Fair Value	$647.1

The fair value of financial instruments held was $91.2 million and $103.5 million at June 30, 2004 and December 31, 2003 respectively.  The market risk related to these financial instruments were estimated as the potential increase/decrease in fair value of approximately $9 million at June 30, 2004, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.

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

Regulation/Competition

DP&L operates in a rapidly changing industry with evolving industry standards and regulations. In recent years a number of federal and state developments aimed at promoting competition triggered industry restructuring.  Regulatory factors, such as changes in the policies or procedures that set rates; changes in tax laws, tax rates, and environmental laws and regulations; changes in DP&L’s ability to recover expenditures for environmental compliance, fuel costs, purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases, can affect the Company’s results of operations and financial condition.  Additionally, financial or regulatory accounting principles or policies imposed by governing bodies can increase DP&L’s operational and monitoring costs affecting its results of operations and financial condition.

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

Reliance on Third Parties

DP&L relies on many suppliers for the purchase and delivery of inventory and components to operate its energy production, transmission and distribution functions.  Unanticipated changes in DP&L’s purchase processes may affect the Company’s business and operating results.  In addition, the Company relies on others to provide professional services, such as, but not limited to investment management, actuarial calculations, internal audit services, payroll processing and various consulting services.

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

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Electric

Sales (millions of kWh)
Residential	1,090	949	2,621	2,495
Commercial	936	902	1,840	1,788
Industrial	1,139	1,118	2,177	2,141
Other retail	357	354	690	687
Total retail	3,522	3,323	7,328	7,111
Wholesale	1,039	1,178	2,021	2,010

Total	4,561	4,501	9,349	9,121

Revenues ($ in thousands)
Residential	$98,587	$88,027	$224,579	$214,220
Commercial	59,666	60,061	117,263	120,191
Industrial	32,886	42,284	63,716	83,903
Other retail	24,856	23,313	47,664	46,183
Total retail	215,995	213,685	453,222	464,497
Wholesale	66,786	57,769	129,960	102,622

Total	$282,781	$271,454	$583,182	$567,119

Electric customers at end of period	507,395	505,198	507,395	505,198

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

There were no submissions to the security holders in the second quarter.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                The following exhibit is filed herewith:

Exhibits 31.1 and 31.2 – Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                               Reports on Form 8-K.

On May 3, 2004, The Dayton Power and Light Company filed a Form 8-K providing, under Item 7, the Code of Regulations of The Dayton Power and Light Company.

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