Form 10-Q
period 2004-09-30
DAYTON POWER & LIGHT CO
filed 2004-11-15
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

DOCUMENTS INCORPORATED BY REFERENCE

THE DAYTON POWER AND LIGHT COMPANY

INDEX

			Page No.
Part I.	Financial Information
	Item 1.	Financial Statements

		Consolidated Statement of Results of Operations	3

		Consolidated Statement of Cash Flows	4

		Consolidated Balance Sheet	5

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

		Operating Statistics	30

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

	Item 4.	Controls and Procedures	30

Part II.	Other Information
	Item 1.	Legal Proceedings	33

	Item 4.	Submission of Matters to a Vote of Security Holders	33

	Item 5.	Other Information	33

	Item 6.	Exhibits and Reports on Form 8-K	33

Other
	Signatures		34

	Certifications

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

Part I.  Financial Information

Item 1.  Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)

Revenues
Electric	$310.2	$323.2	$893.4	$890.3

Operating Expenses
Fuel	64.1	59.9	187.3	166.3
Purchased power	31.4	29.8	84.6	76.3
Operation and maintenance	51.8	44.6	152.5	128.6
Depreciation and amortization	29.6	30.1	87.3	88.5
Amortization of regulatory assets, net	0.1	12.5	0.3	35.3
General taxes	26.5	28.0	78.2	81.7
Total operating expenses	203.5	204.9	590.2	576.7

Operating Income	106.7	118.3	303.2	313.6

Investment income	0.1	21.5	0.4	21.9
Other income (deductions)	(0.9)	0.6	1.1	5.3
Interest expense	(10.6)	(13.7)	(32.4)	(38.9)

Income Before Income Taxes and Cumulative Effect of Accounting Change	95.3	126.7	272.3	301.9

Income tax expense	39.8	47.9	107.8	113.9

Income Before Cumulative Effect of Accounting Change	55.5	78.8	164.5	188.0

Cumulative effect of accounting change, net of tax	—	—	—	17.0

Net Income	55.5	78.8	164.5	205.0

Preferred dividends	—	0.3	0.2	0.7

Earnings on Common Stock	$55.5	$78.5	$164.3	$204.3

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Nine Months Ended September 30,
	2004	2003
		(as restated)
Operating Activities

Net income	$164.5	$205.0
Adjustments:
Depreciation and amortization	87.3	88.5
Amortization of regulatory assets, net	0.3	35.3
Deferred income taxes	(5.5)	(2.3)
Income from interest rate hedges	—	(21.2)
Cumulative effect of accounting change, net of tax	—	(17.0)
Changes in working capital:
Accounts receivable	25.8	25.7
Accounts payable	(11.2)	(4.8)
Net intercompany receivable / payable	0.5	70.8
Accrued taxes payable	103.8	29.5
Accrued interest payable	5.1	(10.7)
Prepayments	(2.0)	(13.4)
Inventories	(12.9)	0.5
Deferred compensation assets	8.2	28.3
Deferred compensation obligations	(1.1)	(28.9)
Other (Note 3)	(6.7)	0.2

Net cash provided by operating activities	356.1	385.5

Investing Activities

Capital expenditures	(62.7)	(86.8)
Settlement of interest rate hedges	—	51.4

Net cash used for investing activities	(62.7)	(35.4)

Financing Activities

Retirement of long-term debt	(0.4)	(0.4)
Issuance of long-term debt, net of issuance costs	—	465.1
Dividends paid on common stock	(150.0)	(212.7)
Dividends paid on preferred stock	(0.2)	(0.7)

Net cash (used for) provided by financing activities	(150.6)	251.3

Cash and temporary cash investments

Net change	142.8	601.4
Balance at beginning of period	17.2	17.1
Balance at end of period	$160.0	$618.5

Cash Paid During the Period for:
Interest	$24.2	$46.3
Income taxes	$2.2	$81.9

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

	At September 30, 2004	At December 31, 2003
ASSETS

Property
Property, plant and equipment	$3,928.9	$3,875.4
Less: Accumulated depreciation and amortization	(1,842.3)	(1,769.1)

Net property, plant and equipment	2,086.6	2,106.3

Current Assets
Cash and temporary cash investments (Note 3)	160.0	17.2
Accounts receivable, less provision for uncollectible accounts of $1.1 and $3.6, respectively	134.6	160.4
Inventories, at average cost (Note 3)	62.5	49.6
Prepaid taxes	11.6	46.4
Other (Note 3)	25.2	24.4

Total current assets	393.9	298.0

Other Assets
Income taxes recoverable through future revenues	42.6	43.3
Other regulatory assets	38.6	36.1
Other (Note 3)	161.3	176.4

Total other assets	242.5	255.8

Total Assets	$2,723.0	$2,660.1

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

	At September 30, 2004	At December 31, 2003
CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$0.4	$0.4
Other paid-in capital	781.0	780.5
Accumulated other comprehensive income	35.9	38.2
Earnings reinvested in the business	335.9	321.7

Total common shareholders’ equity	1,153.2	1,140.8

Preferred stock	22.9	22.9

Long-term debt	686.4	687.3

Total capitalization	1,862.5	1,851.0

Current Liabilities
Accounts payable	78.5	88.9
Accrued taxes	135.4	66.4
Accrued interest	15.5	10.2
Other (Note 3)	19.1	24.6

Total current liabilities	248.5	190.1

Deferred Credits and Other
Deferred taxes	372.2	381.7
Unamortized investment tax credit	50.0	52.2
Other (Note 3)	189.8	185.1

Total deferred credits and other	612.0	619.0

Total Capitalization and Liabilities	$2,723.0	$2,660.1

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

Estimates, Judgments and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenues and expenses of the period reported.  Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; the valuation of derivative instruments; the valuation allowance for receivables and deferred income taxes; and assets and liabilities related to employee benefits.  Actual results may differ from those estimates.  Reclassifications have been made in certain prior years’ amounts to conform to the current reporting presentation.

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

Staff Position No. 106-2

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1.  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  The Company adopted FSP 106-2 on July 1, 2004 and the effect was not material to the Company’s results of operations, cash flow or financial position.

EITF 03-01 and EITF 02-14

In June 2004, the Emerging Issues Task Force (EITF) issued EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which is applicable for periods effective beginning after June 15, 2004.  EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of

Statement of Financial Accounting Standards No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” (SFAS 124), and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the EITF issued EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which is applicable for periods effective after June 15, 2004.  EITF 02-14, addresses: (1) whether an investor should apply the equity method of accounting to investments other than common stock, (2) if the equity method should be applied to investments other than common stock, how the equity method of accounting should be applied to those investments and (3) whether investments other than common stock that have a “readily determinable fair value” under paragraph 3 of SFAS 115 should be accounted for in accordance with SFAS 115 rather than pursuant to EITF 02-14.  The Company is in the process of evaluating each of these issues and has not determined the impact to its results of operations, statement of financial position or cash flows.

2. Restatement of Financial Statements

As part of DPL’s Audit Committee’s response to a report prepared by Taft, Stettinius & Hollister LLP and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the three months and nine months ended September 30, 2003, in addition to prior periods.  These adjustments increased net income by $1.1 million to $45.4 million for the third quarter of 2003, and increased net income by $0.9 million to $126.2 million for the nine months ended September 30, 2003.  All applicable financial information contained in this Quarterly Report on Form 10-Q gives effect to these restatements.  Accordingly, the financial statements for this fiscal period described above that have been in the Company’s prior SEC filings should not be relied upon.

Certain captions in the September 30, 2003 Consolidated Balance Sheet were also adjusted due to the prior periods’ restatements. Please refer to the Company’s 2003 Annual Report on Form 10-K for a more complete description of the prior period adjustments.

The accompanying consolidated financial data set forth below presents the Company’s Consolidated Statement of Results of Operations for the three and nine months ended September 30, 2003, Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and Consolidated Balance Sheet as of September 30, 2003 on a comparative basis showing the amounts as originally reported and as restated.

Effects of Restatement on Net Income

The following table identifies the adjustments made to the consolidated financial statements for the three and nine months ended September 30, 2003:

	Net Income Increase (Decrease)
($ in millions)	2003 Third Quarter	2003 Year To Date
Description of Adjustment
Supplemental Executive Retirement Plan (1)	$(0.3)	$1.2
Stock incentive units (2)	(1.4)	(1.4)
Accrued expenses (3)	(0.4)	(0.4)
Sub-total pre-tax impact	(2.1)	(0.6)

Income taxes (4)	0.9	0.3
Total Net Income Impact	$(1.2)	$(0.3)

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

Consolidated Statement of Results of Operations: For the third quarter of 2003, the adjustment increased Operation and Maintenance expense by $0.3 million.  Year-to-date 2003, the adjustment decreased Operation and Maintenance expense by $1.0 million and increased Other Income by approximately $0.2 million.

Consolidated Balance Sheet: At September 30, 2003, the adjustment increased Other Assets – Other by approximately $1.2 million.

(2) Reflects adjustment to record outstanding stock incentive units at fair value following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002 that allowed certain retirees to diversify stock incentive awards to investments other than DPL common stock.

Consolidated Statement of Results of Operations: For the third quarter of 2003, the adjustment increased Operation and Maintenance expense by $1.4 million. Year-to-date 2003, the adjustment increased Operation and Maintenance expense by $1.4 million.

Consolidated Balance Sheet: At September 30, 2003, the adjustment increased Other Paid-in Capital, net of Treasury Stock by approximately $1.0 million, and Other Deferred Credits by approximately $0.4 million.

(3) Reflects adjustment to record accrued expenses in the period in which these items were incurred.

Consolidated Statement of Results of Operations:  For the three and nine months ended September 30, 2003, the adjustment increased Operation and Maintenance expense by $0.4 million.

Consolidated Balance Sheet:  At September 30, 2003, the adjustment increased Accounts Payable by $0.2 million and decreased Current Assets - Other by $0.2 million.

(4) Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations: For the third quarter of 2003, the above adjustments resulted in a decrease of $0.9 million to income tax expense.  Year-to-date 2003, the adjustments decreased income tax expense by $0.3 million.

Consolidated Balance Sheet: At September 30, 2003, the above adjustments resulted in a decrease of $0.8 million to Accrued Taxes and a decrease of $0.5 million to Other Assets - Other.

THE DAYTON POWER AND LIGHT COMPANY

C o n s o l i d a t e d   S t a t e m e n t   o f   R e s u l t s  o f   O p e r a t i o n s

(unaudited)

$ in millions	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	(as previously reported)	(as restated)	(as previously reported)	(as restated)

Revenues
Electric revenues	$323.2	$323.2	$890.3	$890.3

Operating Expenses
Fuel	59.9	59.9	166.3	166.3
Purchased power	29.8	29.8	76.3	76.3
Operation and maintenance	42.5	44.6	127.8	128.6
Depreciation and amortization	30.1	30.1	88.5	88.5
Amortization of regulatory assets, net	12.5	12.5	35.3	35.3
General taxes	28.0	28.0	81.7	81.7
Total operating expenses	202.8	204.9	575.9	576.7

Operating Income	120.4	118.3	314.4	313.6

Investment income	21.5	21.5	21.7	21.9
Other income	0.6	0.6	5.3	5.3
Interest expense	(13.7)	(13.7)	(38.9)	(38.9)

Income Before Income Taxes and Cumulative Effect of Accounting Change	128.8	126.7	302.5	301.9

Income tax expense	48.8	47.9	114.2	113.9

Income Before Cumulative Effect of Accounting Change	80.0	78.8	188.3	188.0

Cumulative effect of accounting change, net of tax	—	—	17.0	17.0

Net Income	80.0	78.8	205.3	205.0

Preferred dividends	0.3	0.3	0.7	0.7

Earnings on Common Stock	$79.7	$78.5	$204.6	$204.3

THE DAYTON POWER AND LIGHT COMPANY

C o n s o l i d a t e d   S t a t e m e n t   o f   C a s h   F l o w s

(unaudited)

$ in millions	Nine Months Ended September 30, 2003
	(as previously reported)	(as restated)

Operating Activities
Net income	$205.3	$205.0
Adjustments:
Depreciation and amortization	88.5	88.5
Amortization of regulatory assets, net	35.3	35.3
Deferred income taxes	(1.8)	(2.3)
Income from interest rate hedges	(21.2)	(21.2)
Cumulative effect of accounting change, net of tax	(17.0)	(17.0)
Changes in working capital:
Accounts receivable	25.7	25.7
Accounts payable	(5.0)	(4.8)
Net intercompany receivables and payables	70.8	70.8
Accrued taxes payable	29.3	29.5
Accrued interest payable	(10.7)	(10.7)
Prepayments	(12.8)	(13.4)
Inventories	0.5	0.5
Deferred compensation assets	28.3	28.3
Deferred compensation obligations	(28.9)	(28.9)
Other	(0.8)	0.2
Net cash provided by operating activities	385.5	385.5

Investing Activities
Capital expenditures	(86.8)	(86.8)
Settlement of interest rate hedges	51.4	51.4

Net cash used for investing activities	(35.4)	(35.4)

Financing Activities
Issuance of long-term debt, net of issue costs	465.1	465.1
Dividends paid on preferred stock	(0.7)	(0.7)
Retirement of long-term debt	(0.4)	(0.4)
Dividends paid on common stock	(212.7)	(212.7)

Net cash used for financing activities	251.3	251.3

Cash and Temporary Cash Investments
Net change	601.4	601.4
Balance at beginning of period	17.1	17.1

Balance at end of period	$618.5	$618.5

Cash Paid During the Year For:
Interest	$46.3	$46.3
Income taxes	$81.9	$81.9

THE DAYTON POWER AND LIGHT COMPANY

C o n s o l i d a t e d   B a l a n c e   S h e e t

(unaudited)

$ in millions	At September 30, 2003
	(as previously reported)	(as restated)

ASSETS

Property
Property, plant and equipment	$3,849.1	$3,849.1
Less: Accumulated depreciation and amortization	(1,750.9)	(1,750.9)
Net property	2,098.2	2,098.2

Current Assets
Cash and temporary cash investments	618.5	618.5
Accounts receivable, less provision for uncollectible accounts of $5.0 as reported and restated	133.7	133.7
Inventories, at average cost	53.6	53.6
Prepaid taxes	11.7	11.7
Other	26.0	25.6
Total current assets	843.5	843.1

Other Assets
Income taxes recoverable through future revenues	41.4	41.4
Other regulatory assets	47.3	47.3
Other	173.6	174.0
Total other assets	262.3	262.7

Total Assets	$3,204.0	$3,204.0

Note - Reflects adoption of FAS 143 in 2003.

THE DAYTON POWER AND LIGHT COMPANY

C o n s o l i d a t e d   B a l a n c e   S h e e t

(unaudited)

$ in millions	At September 30, 2003
	(as previously reported)	(as restated)

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$0.4	$0.4
Other paid-in capital	771.8	781.3
Accumulated other comprehensive income	35.3	32.9
Earnings reinvested in the business	387.2	373.4
Total common shareholders’ equity	1,194.7	1,188.0

Preferred stock	22.9	22.9

Long-term debt	686.8	686.8

Total capitalization	1,904.4	1,897.7

Current Liabilities
Current portion – long-term debt	447.1	447.1
Accounts payable	75.9	77.2
Net intercompany payables	34.4	34.0
Accrued taxes	90.5	93.2
Accrued interest	8.5	8.5
Other	16.3	16.3
Total current liabilities	672.7	676.3

Deferred Credits and Other
Deferred taxes	388.8	380.7
Unamortized investment tax credit	52.9	52.9
Other	185.2	196.4
Total deferred credits and other	626.9	630.0

Contingencies

Total Capitalization and Liabilities	$3,204.0	$3,204.0

Note - Reflects adoption of FAS 143 in 2003.

3.              Supplemental Financial Information

$ in millions	At September 30, 2004	At December 31, 2003
Cash and temporary cash investments
Cash and cash equivalents	$160.0	$17.2
Short-term investments	—	—
Total cash and temporary cash investments	$160.0	$17.2

Inventories, at average cost
Plant materials and supplies	$27.9	$29.3
Fuel	33.5	19.5
Other	1.1	0.8
Total inventories, at average cost	$62.5	$49.6

Other current assets
Prepayments	$14.8	$10.8
Deposits and other advances	2.6	5.2
Current deferred income taxes	0.9	4.3
Miscellaneous work in progress	4.6	3.1
Other	2.3	1.0
Total other current assets	$25.2	$24.4

Other deferred assets
Trust assets	$93.9	$102.9
Prepaid pension	37.6	39.7
Unamortized loss on reacquired debt	24.3	26.6
Unamortized debt expense	5.6	5.9
Other	(0.1)	1.3
Total other deferred assets	$161.3	$176.4

Other current liabilities
Customer security deposits and other advances	$14.2	$10.6
Current deferred income taxes	1.5	—
Payroll taxes payable	—	10.1
Unearned revenues	0.5	1.2
Current portion - long-term debt	1.1	1.1
Other	1.8	1.6
Total other current liabilities	$19.1	$24.6

Other deferred credits
Asset retirement obligations – regulated property	$76.4	$72.0
Trust obligations	66.0	65.3
Retirees health and life benefits	32.5	33.7
Environmental reserves	0.1	0.2
Legal claims reserves	3.1	2.1
Asset retirement obligations-generation	5.2	4.9
Other	6.5	6.9
Total other deferred credits	$189.8	$185.1

Cash Flows

	Nine Months Ended September 30,
$ in millions	2004	2003
		(as restated)
Cash flows – Other
Payroll taxes payable	$(11.2)	$—
Customer security deposits	5.5	(1.6)
Unamortized loss on reacquisition of debt	2.4	2.9
Unearned revenues	(0.7)	(1.6)
Other	(2.7)	0.5
Total cash flows – other	$(6.7)	$0.2

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)
Comprehensive income
Net income	$55.5	$78.8	$164.5	$205.0
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	3.3	3.8	(0.5)	6.6
Net change in deferred gains on cash flow hedges	(0.7)	29.0	(2.3)	30.0
Deferred income taxes related to unrealized gains (losses)	(1.3)	(1.1)	0.5	(2.8)
Comprehensive income	$56.8	$110.5	$162.2	$238.8

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

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the three months ended September 30 were:

Net periodic benefit (income) cost

	Pension		Postretirement
$ in millions	2004	2003	2004	2003
		(as restated)
Service cost	$0.9	$0.8	$—	$—
Interest cost	4.0	4.1	0.5	0.6
Expected return on assets	(5.4)	(6.3)	(0.2)	(0.2)
Amortization of unrecognized:
Actuarial (gain) loss	0.4	—	(0.2)	(0.3)
Prior service cost	0.7	0.8	—	—
Transition obligation	—	—	—	0.1
Net pension benefit (income) cost	$0.6	$(0.6)	$0.1	$0.2

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the nine months ended September 30 were:

Net periodic benefit (income) cost

	Pension		Postretirement
$ in millions	2004	2003	2004	2003
		(as restated)
Service cost	$2.8	$2.5	$—	$—
Interest cost	12.0	12.2	1.5	1.7
Expected return on assets	(16.3)	(18.8)	(0.5)	(0.4)
Amortization of unrecognized:
Actuarial (gain) loss	1.4	0.1	(0.7)	(0.9)
Prior service cost	2.0	2.2	—	—
Transition obligation	—	—	0.1	0.2
Net pension benefit (income) cost	$1.9	$(1.8)	$0.4	$0.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)

Earnings on common stock, as reported	$55.5	$78.5	$164.3	$204.3
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.7)	(0.8)	(2.2)	(2.0)
Pro-forma earnings on common stock	$54.8	$77.7	$162.1	$202.3

6.              Long-term Debt, Notes Payable, and Compensating Balances

$ in millions	At September 30, 2004	At December 31, 2003
First Mortgage Bonds maturing: 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing Through 2027 - 6.43% (a)	104.4	104.8
	574.4	574.8

Guarantee of Air Quality Development Obligations - 6.10% Series due 2030	110.0	110.0
Obligation for capital lease	3.7	4.3
Unamortized debt discount and premium (net)	(1.7)	(1.8)
Total	$686.4	$687.3

(a)       Weighted average interest rates for 2004 and 2003.

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, Guaranteed Air Quality Development Obligations and the Capital Lease are $0.2 million for the remainder of 2004, $1.1 million in 2005, $1.1 million in 2006, $9.3 million in 2007 and $0.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

Issuance of additional amounts of First Mortgage Bonds by DP&L is limited by provisions of its mortgage; however, DP&L continues to have sufficient capacity to issue First Mortgage Bonds that the Company believes will satisfy its requirements in connection with its refinancing and construction programs through 2008.  The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  As of September 30, 2004, DP&L had eight outstanding letters of credit totaling $8.5 million.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for the Company’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which expired on November 5, 2004.  DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

There are no intercompany debt collateralizations or debt guarantees between DP&L and its parent or subsidiaries.  None of the debt obligations of DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

7.     Business Segment Reporting

DP&L is a regional energy company providing electric services to over 500,000 retail customers in West Central Ohio.  Assets and related costs associated with DP&L’s transmission, distribution, base load generation and peaking generation operations are managed and evaluated as a single operating segment captioned Electric.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)
Revenues
Electric	$310.2	$323.2	$893.4	$890.3

Operating income
Electric	$117.3	$128.0	$330.3	$336.4
Other (a)	(10.6)	(9.7)	(27.1)	(22.8)
Total operating income	$106.7	$118.3	$303.2	$313.6

Depreciation and amortization
Electric	$29.6	$30.1	$87.3	$88.5

Expenditures-construction additions
Electric	$17.1	$18.6	$62.1	$70.1

Assets
Electric	$2,592.4	$3,060.1	$2,592.4	$3,060.1
Unallocated corporate assets	130.6	143.9	130.6	143.9
Total assets	$2,723.0	$3,204.0	$2,723.0	$3,204.0

(a) Includes unallocated corporate items.

8.     Commitments and Contingencies

Contingencies

In the normal course of business, DP&L is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DP&L believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2004 cannot be reasonably determined.

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

Legal Matters

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DPL and MVE, Inc. (MVE) in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserts that the Company, DPL and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company and DPL.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DPL and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004, Mr. Forster and Ms. Muhlenkamp opposed these motions.  On November 10, 2004, the U.S. District Court for the Middle District of Florida, Jacksonville Division, granted DPL’s motion to dismiss.

On August 24, 2004, the Company, DPL and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the amendments and the propriety of the distributions and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  The Company, DPL and MVE seek, among other things, damages in excess of $25,000, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that the Company, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.  On November 5, 2004, defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint.  The Company continues to evaluate all of these matters and is considering other claims against Mr. Forster, Mr. Koziar and/or Ms. Muhlenkamp that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and Company investments, the calculation of benefits under the DP&L SERP and financial reporting with respect to such benefits, and, with respect to Mr. Koziar, the fulfillment of duties owed to the Company as its legal counsel.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

On April 7, 2004, DPL received notice that the staff of the PUCO is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DPL to file a plan of utility financial integrity that outlines the actions DPL Inc. has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DPL must file this plan within 120 days of the filing of its Form 10-K with the SEC.  The Company intends to comply with this order and to cooperate with the PUCO’s continuing investigation.

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

Long-Term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations. The following table outlines DP&L’s obligations at September 30, 2004:

Long-term Obligations

	Payment Year
($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$—	$0.8	$8.6	$673.6	$683.0
Capital lease	0.2	1.4	1.4	1.5	4.5
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	311.5	475.2	206.8	127.7	1,121.2
Other long-term obligations	12.2	18.1	0.5	—	30.8
Total long-term obligations	$324.7	$495.9	$217.3	$802.8	$1,840.7

Long-term debt:

Long-term debt as of September 30, 2004 consists of First Mortgage Bonds and Guaranteed Air Quality Development Obligations, including current maturities.

Capital lease:

As of September 30, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of September 30, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of September 30, 2004, DP&L had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments which may affect the liquidity of its operations.

Commercial Commitments

	Expiring Year
($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$—	$100.0	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$—	$117.8	$—	$—	$117.8

Credit facilities:

DP&L had $150 million available through a revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At September 30, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased to up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60.0 million debt obligation.  Both obligations mature in 2006.

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

OVERVIEW AND FUTURE EXPECTATIONS

In the third quarter of 2004, DP&L’s operating income decreased $11.6 million from the third quarter of 2003.  Electric revenues of $310.2 million decreased from the prior year by $13.0 million primarily resulting from decreased retail and wholesale revenues.  Operating expenses of $203.5 million in the third quarter of 2004 were less than the third quarter of 2003 by $1.4 million.  DP&L’s earnings on common stock of $55.5 million in the third quarter of 2004 decreased $23.0 million from the third quarter of 2003.

For the nine months ended September 30, 2004, DP&L’s operating income of $303.2 million decreased $10.4 million from the same period of the prior year.  Electric revenues of $893.4 million exceeded the same period of the prior year by $3.1 million primarily resulting from an increase in wholesale revenues, partially offset by lower retail revenues.  Operating expenses of $590.2 million for the nine months ended September 30, 2004 were greater than the nine months ended September 30, 2003 by $13.5 million or 2% primarily relating to increases in fuel and purchased power costs and corporate expenses.  DP&L’s reported earnings on common stock of $164.3 million for the nine months ended September 30, 2004 decreased $40.0 million from the nine months ended September 30, 2003.

The increases in fuel and purchase power costs and corporate expenses are expected to continue to have a negative impact on operating income for the balance of 2004.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)

Electric revenues	$310.2	$323.2	$893.4	$890.3
Less:
Fuel	64.1	59.9	187.3	166.3
Purchased power	31.4	29.8	84.6	76.3
Net electric margin (a)	$214.7	$233.5	$621.5	$647.7

Operating income	$106.7	$118.3	$303.2	$313.6

(a)  For purposes of discussing operating results DP&L presents and discusses net electric margin. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

Revenues

Electric revenues decreased $13.0 million or 4% to $310.2 million in the third quarter of 2004 compared to $323.2 million for the third quarter of 2003 primarily reflecting lower retail and wholesale revenues.  Retail revenues declined primarily resulting from lower residential and industrial revenues.  Residential revenue decreased by $3.7 million related to lower sales volume and industrial revenue decreased $7.2 million primarily resulting from lower average rates.  Wholesale revenues decreased $3.4 million resulting from lower sales volume for wholesale sales, partially offset by higher average rates for wholesale sales.  Wholesale revenues decreased primarily resulting from a 31% decrease in wholesale sales volume as opportunities to sell energy and capacity in excess of existing retail sales with positive margin were not as readily available when compared to the same period of the prior year.

For the nine months ended September 30, 2004, electric revenues increased $3.1 million to $893.4 million compared to $890.3 million for the same period of the prior year.  Retail revenues decreased $20.8 million while wholesale revenues increased $23.9 million for the nine months ended September 30, 2004 compared to the same period in the prior year.  Retail revenues declined primarily resulting from lower Industrial and Commercial revenues relating to lower average rates.  These decreases were partially offset by an increase in Residential revenues relating to higher sales volume.  Wholesale revenues increased $23.9 million for the nine months ended September 30, 2004 over the same period in 2003 resulting from higher average market rates for wholesale sales, partially offset by lower sales volume for wholesale sales.  Wholesale average market rates increased approximately 30% for the nine months ended September 30, 2004 compared to the same period of the prior year, while wholesale sales volume decreased by approximately 12% when compared to the prior year.

Operating Expenses

Net electric margin of $214.7 million in the third quarter of 2004 decreased by $18.8 million from $233.5 million in the third quarter of 2003.  As a percentage of total electric revenues, net electric margin decreased by 3.0 percentage points to 69.2% from 72.2%.  This decline is primarily the result of lower retail and wholesale revenues and increased fuel and purchased power costs.  Fuel costs increased by $4.2 million or 7% in the three months ended September 30, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs for retail sales.  Purchased power costs increased by $1.6 million or 5% in the third quarter of 2004 compared to the same period in 2003 primarily resulting from a higher volume of purchased power for retail sales and higher average market prices for wholesale sales, partially offset by a lower volume of purchased power for wholesale sales.

For the nine months ended September 30, 2004, net electric margin of $621.5 million decreased by $26.2 million or 4% from $647.7 million for the nine months ended September 30, 2003.  As a percentage of total electric revenues, net electric margins decreased by 3.2 percentage points to 69.6% from 72.8%.  This decline is primarily the result of increased fuel and purchased power costs.  Fuel costs increased by $21.0 million or 13% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs for both retail and wholesale sales.  Purchased power costs increased by $8.3 million or 11% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily resulting from a higher volume of purchased power for retail sales and higher average market prices for wholesale sales.

Operation and maintenance expense increased $7.2 million or 16% to $51.8 million for the three months ended September 30, 2004 compared to $44.6 million for the same period in 2003 as a result of higher corporate costs and increased electric production expenses.  Corporate costs increased reflecting deferred compensation of $2.9 million, Director’s fees of $1.2 million, pension expense of $1.2 million and $0.8 million in Sarbanes-Oxley project costs.  Electric production expenses were $1.4 million higher primarily for scheduled outages and ash disposal.

For the nine months ended September 30, 2004, operation and maintenance expenses increased $23.9 million or 19% to $152.5 million compared to $128.6 million for the same period in 2003 as a result of higher corporate costs and increased electric production costs.  Corporate costs increased primarily resulting from higher insurance premiums for Directors and Officers’ liability insurance of $4.8 million, pension expense of $3.7 million, Sarbanes-Oxley project costs of $2.3 million, deferred compensation of $1.4 million and Director’s fees of $1.2 million.  Electric production expenses increased $6.3 million for the nine months ended September 30, 2004 over the same period in the prior year primarily related to maintenance and repair expenses incurred for scheduled outages and ash disposal.

Amortization of regulatory assets decreased $12.4 million in the third quarter of 2004 and decreased $35.0 million for the nine months ended September 30, 2004 compared to the third quarter of 2003 and the nine months ended September 30, 2003 reflecting the conclusion of the three-year transition period for cost recovery related to deregulation granted by the Public Utilities Commission of Ohio in 2000 and ended December 31, 2003.

For the nine months ended September 30, 2004, general taxes decreased $3.5 million compared to the same period of the prior year primarily resulting from a 2003 excise tax expense of $4.0 million that did not occur in 2004.

Other income (deductions)

Other income (deductions) decreased in the third quarter of 2004 by $1.5 million compared to the third quarter of 2003 primarily as a result of $3.2 million of deferred compensation expense incurred in 2004 as well as reduced dividends and interest income on trust assets of $1.0 million, partially offset by $2.8 million in gains realized from the disposition of pollution control emission allowances.  For the nine months ended September 30, 2004, other income (deductions) decreased $4.2 million primarily resulting from $6.5 million of deferred compensation expense in 2004, $2.1 million of reduced dividends and interest income on trust assets compared to 2003, $1.7 million of 2004 revolving credit facility fees and $1.6 million of non-operating income received in 2003, partially offset by $7.9 million of gains realized from the disposition of pollution control emission allowances.

Interest Expense

Interest expense decreased by $3.1 million or 23% in the third quarter of 2004 compared to the same period in 2003 primarily resulting from lower interest related to the issuance of the $470 million First Mortgage Bonds 5.125% Series due 2013 that have a lower interest rate than the retired debt.  This decrease was offset by lower capitalized interest reflecting the completion of capital projects in 2003.

For the nine months ended September 30, 2004, interest expense declined $6.5 million or 17% compared to the nine months ended September 30, 2003, primarily reflecting lower interest related to the $470 million First Mortgage Bonds issuance.  This decrease was offset by lower capitalized interest expense as a result of capital projects completed in 2003.

Income Tax Expense

Income tax expense decreased $8.1 million or 17% in the third quarter of 2004 and decreased $6.1 million or 5% for the nine months ended September 30, 2004 compared to the third quarter of 2003 and the nine months ended September 30, 2003 primarily resulting from lower income experienced in each of the respective periods.  In addition, during the third quarter of 2004, the Company increased its tax expense by approximately $3.1 million to reflect a state determination denying certain credits claimed on prior tax returns.  The Company intends to appeal this determination.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change of $17.0 million for the nine months ended September 30, 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

LIQUIDITY, CAPITAL RESOURCES AND REQUIREMENTS

DP&L’s cash and temporary cash investments totaled $160.0 million at September 30, 2004 compared to $618.5 million at September 30, 2003. DP&L’s cash and temporary cash investments totaled $17.2 million at December 31, 2003.

The Company generated net cash from operating activities of $356.1 million for the nine months ended September 30, 2004 compared to $385.5 million for the nine months ended September 30, 2003.  The net cash from operating activities for the nine months ended September 30, 2004 was primarily the result of operating profitability and cash generated from working capital, specifically related to cash generated from receivables and the timing of tax payments.  This increase in working capital was partially offset by cash used to purchase coal inventory.  Operating profitability and increases in working capital, specifically related to cash generated from receivables and the timing of tax payments, primarily drove net cash provided from operating activities for the nine months ended September 30, 2003.  The tariff-based revenue continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DP&L with a reasonably predictable gross cash flow.

Net cash flows used for investing activities were $62.7 million for the nine months ended September 30, 2004 and $35.5 million for the same period of the prior year.  The net cash used in both periods was primarily for capital expenditures.  For the nine months ended September 30, 2003, net cash used for investing activities was partially offset by cash provided by the settlement of interest rate hedges of $51.4 million.

Net cash flows used for financing activities were $150.6 million for the nine months ended September 30, 2004 compared to net cash flows provided by financing activities of $251.3 million for the nine months ended September 30, 2003.  Net cash flows used for financing activities for the nine months ended September 30, 2004 and 2003 related to the payment of dividends on common stock, retirement of long-term debt, and dividends paid on preferred stock.  For the nine months ended September 30, 2003, the cash flows used for financing activities were offset by cash flows provided by the issuance of long-term debt of $465.1 million.

Capital Requirements

Construction additions were $62.1 million for the nine months ended September 30, 2004 and are expected to approximate $88 million for the year compared to $70.1 million for the nine months ended September 30, 2003 and $98 million for the year ended 2003.  Planned construction additions for 2004 relate to DP&L’s environmental compliance program, power plant equipment, its transmission and distribution system, and information systems.

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

Debt Obligations and Maturities

The Company’s scheduled maturities and mandatory redemptions for First Mortgage Bonds, Guaranteed Air Quality Development Obligations, and the Capital Lease are $0.2 million for the remainder of 2004, $1.1 million in 2005, $1.1 million in 2006, $9.3 million in 2007 and $0.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased the applicable interest rate.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at September 30, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating clauses allowing the counterparties to seek additional surety under certain conditions. As of September 30, 2004, DP&L had eight outstanding letters of credit totaling $8.5 million.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for the Company’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.38% and a one-step decrease in credit rating increases the facility’s interest rate by 0.38%.  DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which expired on November 5, 2004.  DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

The Company has received multiple credit rating downgrades since December 31, 2003.  Currently, DP&L’s senior secured debt credit ratings are as follows:

	Rating	Outlook	Effective
Fitch Ratings	BBB	Positive	November 2004
Moody’s Investors Service	Baa3	Under review for possible upgrade	November 2004
Standard & Poor’s Corp.	BBB-	Negative	March 2004

As reflected above, DP&L’s secured debt credit ratings are considered investment grade.

Off-Balance Sheet Arrangements

DP&L does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DP&L’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Long-Term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations. The following table outlines DP&L’s obligations at September 30, 2004:

Long-term Obligations

	Payment Year
($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$—	$0.8	$8.6	$673.6	$683.0
Capital lease	0.2	1.4	1.4	1.5	4.5
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	311.5	475.2	206.8	127.7	1,121.2
Other long-term obligations	12.2	18.1	0.5	—	30.8
Total long-term obligations	$324.7	$495.9	$217.3	$802.8	$1,840.7

Long-term debt:

Long-term debt as of September 30, 2004 consists of First Mortgage Bonds and Guaranteed Air Quality Development Obligations, including current maturities.

Capital lease:

As of September 30, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of September 30, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of September 30, 2004, DP&L had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments which may affect the liquidity of its operations.

Commercial Commitments

	Expiring Year
($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$—	$100.0	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$—	$117.8	$—	$—	$117.8

Credit facilities:

DP&L had $150 million available through a revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At September 30, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased to up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60.0 million debt obligation.  Both obligations mature in 2006.

MARKET RISK

DP&L’s financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; and adverse economic conditions.

Approximately 22 percent of DP&L’s third quarter 2004 revenues were from sales of energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  In the third quarter of 2004, sales of excess wholesale energy and capacity contributed $5.0 million in net electric margins.  This compares to net electric margins from wholesale energy and capacity sales of $6.6 million in 2003.  This decrease in net electric margin resulted from 8% fewer wholesale sales, increased average market prices for fuel and purchased power and lower capacity valuation.  Wholesale sales in the third quarter of 2004 and 2003 were 817 Mwh and 891 Mwh, respectively.  Wholesale fuel costs per megawatt hour for the third quarter of 2004 and 2003 were $14.90 and $13.18, respectively and wholesale purchased power costs per megawatt hour for the third quarter of 2004 and 2003 were $41.91 and $32.72, respectively.

For the nine months ended September 30, 2004, approximately 22 percent of DP&L’s revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  For the nine months ended September 30, 2004, sales of excess wholesale energy and capacity contributed $17.4 million in net electric margin.  This compares to net electric margin from wholesale energy and capacity sales of $23.8 million in 2003.  This decrease in net electric margin resulted from increased average market prices for fuel and purchased power. Wholesale fuel costs per megawatt hour year-to-date 2004 and 2003 were $16.43 and $13.02, respectively and wholesale purchased power costs per megawatt hour year-to-date 2004 and 2003 were $38.07 and $31.53, respectively.

Fuel and purchased power costs represented 47% and 46% of total operating costs in the third quarter of 2004 and for the nine months ended September 30, 2004, respectively.  DP&L has contracted for all of its projected coal needs for 2004, at an estimated cost per Btu increase of approximately 15% over average 2003 levels.  The price of spot coal has increased nearly 60% over the last twelve months.  DP&L has term (short, medium and long) contracts executed prior to and during the last twelve months that are priced below present spot prices.  If spot coal prices continue to increase, the probability of counter party non-performance may increase.  In the event that any coal supplier does not meet their contract obligations, the Company may be exposed to supply chain risks in a high priced market resulting in potential increased fuel costs.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DP&L will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.

The carrying value of DP&L’s debt was $687.5 million at September 30, 2004, consisting of DP&L’s First Mortgage Bonds, Guaranteed Air Quality Development Obligations and the Capital Lease. The fair value of this debt was $683.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at September 30, 2004 are as follows:

	Long-term Debt
Expected Maturity Date	Amount	Average Rate
	($ in millions)

2004	$0.2	3.3%
2005	1.1	4.4%
2006	1.1	4.4%
2007	9.3	6.1%
2008	0.7	3.3%
Thereafter	675.1	5.8%
Total	$687.5	5.8%

Fair Value	$683.5

Debt maturities remaining in 2004 are expected to be financed with internal funds.  The fair value of financial instruments held was $94.6 million and $103.5 million at September 30, 2004 and December 31, 2003, respectively.  The market risk related to these financial instruments was estimated as the potential increase/decrease in fair value of approximately $9 million at September 30, 2004, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.

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

In September 2003, the PUCO approved a Stipulation that provides the following: DP&L’s market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; a credit issued to customers who elect competitive retail generation service will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L’s retail generation rates in effect on January 1, 2004 will serve as market-based rates.  The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation rates, estimated at $75 million, to reflect increased costs associated with fuel, environmental compliance, taxes, regulatory changes, and security measures.

Changes in DP&L’s customer base, including aggregation, has led to the entrance of competitors in the Company’s marketplace and may affect its results of operations and financial condition. A new program began November 1, 2004 that is designed to assist DP&L residential customers to actively choose a new generation supplier.  Customer participation in this program and its financial impact cannot be determined at this time.

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

Regulatory Uncertainties and Litigation

In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting and taxation, which are rapidly changing and subject to changes in the future. As described under Item 3 – Legal Proceedings, in the Company’s Form 10-K for the year ended December 31, 2003, the Company is also currently involved in various litigations in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to DP&L’s organizations and could affect its future operating results.

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

Different estimates could have a material effect on its financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Significant items subject to such judgments include the carrying value of property, plant and equipment; the valuation of derivative instruments; the valuation allowance for receivables and deferred income taxes; the valuation of reserves related to current litigation; and assets and liabilities related to employee benefits.

There have been no significant changes to the critical accounting policies as disclosed in DP&L’s Form 10-K as of December 31, 2003.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 2 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Electric

Sales (millions of kWh)
Residential	1,300	1,356	3,921	3,851
Commercial	1,016	1,016	2,856	2,804
Industrial	1,161	1,140	3,338	3,281
Other retail	367	355	1,057	1,042
Total retail	3,844	3,867	11,172	10,978
Wholesale	956	1,390	2,977	3,400

Total	4,800	5,257	14,149	14,378

Revenues ($ in thousands)
Residential	$117,277	$120,972	$341,856	$335,192
Commercial	62,133	62,721	179,396	182,912
Industrial	33,429	40,598	97,145	124,501
Other retail	25,355	23,455	73,019	69,638
Total retail	238,194	247,746	691,416	712,243
Wholesale	72,046	75,429	202,006	178,051

Total	$310,240	$323,175	$893,422	$890,294

Electric customers at end of period	507,669	505,462	507,669	505,462

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

Attached as Exhibits 31.1 and 31.2 to this annual report are certifications of the Chief Executive Officer and the interim Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act.  This portion of the Company’s annual report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Except as described below there were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During their year-end review, KPMG LLP (KPMG), the Company’s independent accountants, identified and reported to management and the Audit Committee of DPL’s Board of Directors two material weaknesses and certain other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  Reportable conditions are matters coming to the attention of the auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Except as set forth herein in Notes to Consolidated Financial Statements, there were no significant changes to the Legal Proceedings reported in DP&L’s Form 10-K as of December 31, 2003.  A discussion of legal proceedings is described in Item 3-Legal Proceedings and Note 16 of Notes to Consolidated Financial Statements of DP&L’s Form 10-K for the year ended December 31, 2003 and such discussions are incorporated by reference and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the third quarter.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The following exhibit is filed herewith:

Exhibits 31.1 and 31.2 – Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

On September 1, 2004, The Dayton Power and Light Company (DP&L or the Company) filed a Form 8-K reporting, under Item 8.01, that DP&L and DPL Inc. sent a letter to the common shareholders of DPL Inc. and the preferred shareholders of DP&L that provided, among other things, an update to the efforts to finalize audited financial statements for 2003 and the intent to resume the declaration and payment of quarterly dividends once all SEC reports are filed and the Board declares the dividend and sets a payment date.  The Company also reported its liquidity to meet near-term operating requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY
(Registrant)

Date:	November 15, 2004	/s/ James V. Mahoney
James V. Mahoney President and Chief Executive Officer (principal executive officer)

	November 15, 2004	/s/ Pamela Holdren
Pamela Holdren Treasurer and interim Chief Financial Officer (principal financial and principal accounting officer)

	November 15, 2004	/s/ Daniel L. Thobe
Daniel L. Thobe Corporate Controller