Form 10-K
period 2004-12-31
DAYTON POWER & LIGHT CO
filed 2005-03-15
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2004:  None.

Number of shares of registrant’s common stock outstanding as of March 2, 2005, all of which were held by DPL Inc., was 41,172,173.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The Dayton Power and Light Company

Index to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2004

Available Information

The Dayton Power and Light Company (DP&L or the Company) files current, annual and quarterly reports and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document the Company files at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, D.C.  20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.  The Company’s SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

PART I

Item 1 - Business

The Dayton Power and Light Company

The Dayton Power and Light Company (DP&L or the Company) is a wholly-owned subsidiary of DPL Inc. (DPL).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24-county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  The Company also purchases retail peak load requirements from DPL Energy, LLC (DPLE), a wholly-owned subsidiary of DPL.  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.  The Company’s sales reflect the general economic conditions and seasonal weather patterns of the area.  In addition, DP&L sells any excess energy and capacity into the wholesale market.

The Company employed 1,441 persons as of December 31, 2004, of which 1,184 were full-time employees and 257 were part-time employees.

All of the outstanding shares of common stock of the Company are held by DPL, which became the Company’s corporate parent, effective April 21, 1986.

The Company’s principal executive and business office is located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone (937) 224-6000.

SIGNIFICANT DEVELOPMENTS

Governmental and Regulatory Inquiries

On April 7, 2004, the Company received notice that the staff of the Public Utilities Commission of Ohio (PUCO) is conducting an investigation into the financial condition of DP&L as a result of previously disclosed matters raised by a Company employee during the 2003 year-end financial closing process (the Thobe Memorandum).  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  The Company was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate with the PUCO to resolve any outstanding issues in this investigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company and DPL are cooperating with the investigation.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified the Company and DPL that it had initiated an inquiry involving the subject matters covered by the Company’s and DPL’s internal investigation.  The Company and DPL are cooperating with this investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to the Company and DPL regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company and DPL provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE, Inc. (MVE) financial statements.  MVE is a wholly-owned subsidiary of DPL which is primarily responsible for the management of DPL’s financial asset portfolio.  The Company and DPL are cooperating with these requests.

On March 3, 2005, DP&L received a notice that the FERC had instituted an operational audit of DP&L regarding its compliance with its Code of Conduct within the transmission and generation areas.  The FERC has provided DP&L with a data request and DP&L is cooperating in the furnishing of requested information.  DP&L cannot predict the outcome of this operational audit.

PJM Integration

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a Regional Transmission Organization (RTO).  In October 2004, the Company successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.

The role of the RTO is to administer an electric marketplace and insure reliability.  PJM ensures the reliability of the high-voltage electric power system serving 44 million people in all or parts of Delaware, Indiana, Illinois, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market, the world’s largest; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

COMPETITION AND REGULATION

DP&L has historically operated in a rate-regulated environment providing electric generation and energy delivery, consisting of transmission and distribution services, as a single product to its retail customers.  Prior to the legislation discussed below, DP&L did not have retail competitors in its service territory.

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

On October 28, 2002, DP&L filed with the PUCO a request for an extension of its market development period from December 31, 2003 to December 31, 2005 that, if granted, would continue DP&L’s current rate structure and provide its retail customers with rate stability.  On May 28, 2003, DP&L filed with the PUCO a Stipulation and Recommendation entered into with five other parties (Ohio Consumers’ Counsel (the OCC), Industrial Energy Users-Ohio, PUCO Staff, Partners for Affordable Energy, and Community Action Partnership of the Greater Dayton Area).  On September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with modifications (the Stipulation). The Stipulation provides the following:  DP&L’s market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; a credit issued to customers who elect competitive retail generation service will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L’s retail generation rates in effect on January 1, 2004 will serve as market-based rates.  The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation rates to reflect increased costs associated with fuel, environmental compliance, taxes, regulatory changes, and security measures.  Further, the PUCO may approve an increase to the residential generation discount commencing January 1, 2006.  The PUCO denied applications for rehearing on October 22, 2003.  The PUCO’s decision was appealed to the Ohio Supreme Court on December 19, 2003.  That appeal was argued before the Ohio Supreme Court on October 12, 2004.  On December 17, 2004, the Ohio Supreme Court affirmed the PUCO’s Order approving the Stipulation.

As a part of the Stipulation, DP&L agreed to implement a Voluntary Enrollment Process that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class by October 2004.  Customers that volunteered for the program were bid out to Competitive Retail Electric Service (CRES) providers who are registered in DP&L’s service territory.  On March 8, 2005, DP&L learned that no bids were received and re-bidding will occur within 60 days.  The magnitude of any customer switching and the financial impact of this program are not expected to be material to DP&L’s results of operations, cash flows or financial position in 2005.  Future period effects cannot be determined at this time.

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

On March 20, 2003, the PUCO issued an Entry initiating a PUCO investigation regarding the desirability, feasibility and timing of declaring that retail ancillary metering, billing and/or collection services are competitive retail electric services that consumers may obtain from any supplier.  The initiation of this investigation was based on a requirement in the 1999 Ohio deregulation legislation.  The PUCO asked interested stakeholders to file comments by June 6, 2003 and reply comments by July 7, 2003.  DP&L filed comments and will actively participate in this case and evaluate the potential outcome of this proceeding.

As of December 31, 2004, three unaffiliated marketers were registered as CRES providers in the Company’s service territory; to date, there has been no significant activity from these suppliers.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all load served by CRES providers within DP&L’s service territory in 2004.  In addition, several communities in the Company’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.

There was a complaint filed on January 21, 2004 at the PUCO concerning the pricing of DP&L’s billing services.  Additionally, on December 16, 2003, a complaint was filed at the PUCO alleging that the Company has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of DP&L’s billing services that the Company will charge CRES providers.  Additionally, on October 19, 2004, DP&L entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint.  This settlement provides that the Company will modify the manner in which customer partial payments are applied to billing charges and the Company will no longer offer to purchase the receivables of CRES providers who operate in DP&L’s certified territory.  On February 2, 2005, the PUCO issued an Order approving both settlements with minor modifications.  On March 4, 2005, the OCC filed a Motion for Rehearing with the PUCO.  That motion is pending.

On March 1, 2005, DP&L filed a pre-filing notice at the PUCO announcing its intent to request a rate stablization surcharge effective January 1, 2006.  The request for a rate surcharge is expected to be filed on or about April 4, 2005 and is pursuant to the Stipulation discussed above.  The proposed rate surcharge request is expected to exceed  $100 million and is designed to partially reimburse DP&L for certain increases in its costs of providing electric service related to fuel, environmental compliance, taxes, regulatory changes and security measures.  Pursuant to the stipulation discussed above, the surcharge is capped at 11% of the generation portion of DP&L’s rates.  The surcharge, if approved, would produce approximately $76 million in additional revenue in 2006.

Like other electric utilities and energy marketers, DP&L and DPLE may sell or purchase electric products on the wholesale market.  DP&L and DPLE compete with other generators, power marketers, privately and municipally owned electric utilities, and rural electric cooperatives when selling electricity.  The ability of DP&L and DPLE to sell this electricity will depend on how DP&L’s and DPLE’s price, terms and conditions compare to those of other suppliers.

DP&L provides transmission and wholesale electric service to 12 municipal customers in its service territory, which distribute electricity within their incorporated limits.  The Company also maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements.  Sales to these municipalities represented 1% of total electricity sales in 2004.  DP&L’s contract with one municipality expired in February 2005 creating reduced future generation sales to municipalities.

The Federal Energy Regulatory Commission (FERC) issued a final rule on December 20, 1999, which required all public utilities that own, operate, or control interstate transmission lines to file a proposal to join a RTO by October 15, 2000 or file a description of efforts taken to participate in a RTO, reasons for not participating in a RTO, any obstacles to participation in a RTO and any plans for further work toward participation.  DP&L filed with the FERC to join the Alliance RTO.  On December 19, 2001, the FERC issued an order rejecting the Alliance RTO as a stand-alone RTO.  The FERC has recognized in various orders that substantial losses were incurred to establish the Alliance RTO and that it would consider proposals for rate recovery of prudently incurred costs.  The Company invested approximately $8 million in its efforts to join the Alliance RTO.  On May 28, 2002, DP&L filed a notice with the FERC stating its intention to join PJM, an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia.  On July 31, 2002, the FERC granted the Company conditional approval to join PJM.  In June 2003, DP&L turned over certain transmission functions for PJM to operate including management of certain information systems, scheduling, market monitoring and security coordination.  On July 30, 2004, the Company made a filing with the FERC to withdraw its transmission tariff and to become fully integrated into PJM’s tariff effective October 1, 2004.  The Company was fully integrated into PJM on October 1, 2004.  As of December 31, 2004, DP&L had invested a total of approximately $18.0 million in its efforts to join a RTO.

Effective October 1, 2004, PJM began to assess a FERC-approved administrative fee on every megawatt consumed by DP&L customers.  On October 26, 2004, the Company filed an application with the PUCO for authority to modify its accounting procedures to defer collection of this PJM administrative fee, effective October 1, 2004, plus carrying charges, until such time as DP&L has obtained the authority to adjust its rates (i.e., after January 1, 2006) pursuant to the Company’s approved Stipulation and Recommendation.  While this application is pending, DP&L is expensing these administrative fees.

The FERC’s July 31, 2002 Order also addressed the justness and reasonableness of the PJM and Midwest Independent Transmission System Operator (MISO) rates and related revenue distribution protocols.  On March 31, 2003, an Initial Decision was issued finding that the PJM/MISO’s rates had not been shown to be unjust and unreasonable.  On July 23, 2003, the FERC issued an Order rejecting in part the Initial Decision and found that the rates for transmission service through and out of the service territories of seven former Alliance RTO companies, including DP&L, may be unjust, unreasonable, or unduly discriminatory or preferential.  Subsequently, the FERC required the parties to enter into settlement discussions.  On March 19, 2004, the FERC approved a settlement agreement regarding transmission pricing that allowed the Company to continue to charge its existing transmission rate until December 1, 2004.  The settlement agreement also outlines the principles and procedures to arrive at a single, long-term transmission pricing structure to be effective December 1, 2004.  On September 27, 2004, the FERC instituted a proceeding under Federal Power Act Section 206 to implement a new long-term transmission pricing structure intended to eliminate seams in the PJM and MISO regions.  On October 1, 2004, DP&L, along with approximately 60 other parties filed a long-term pricing plan with the FERC.  On November 18, 2004, the FERC approved this rate design.  In addition, the FERC ordered transitional payments effective December 1, 2004 through March 31, 2006.  On February 10, 2005, FERC issued an order that reaffirmed the pricing structure, but set the rates for hearing, subject to refund.  The ultimate disposition of this case may affect the recovery of transmission revenues by the Company.

In a November 1, 2001 Order, as modified on April 14, 2004, the FERC required entities with market-based rate authority to submit their triennial market-based reviews using new criteria.  In DP&L’s case, this submission would have been due August 11, 2004.  On July 30, 2004, the Company requested a new compliance date 60 days after integration into PJM to enable it to provide an analysis that reflects the market as it will exist in PJM.  On October 14, 2004, the FERC denied that request and on October 15, 2004, DP&L filed its triennial market-based review with the FERC.  On December 15, 2004, the FERC issued an order accepting the Company’s market power analysis, reaffirming DP&L’s market-based rate authority.

On January 25, 2005, the FERC issued an Order that, in part, found that PJM is authorized in certain circumstances to limit the price at which certain generators can offer to sell their power to PJM during periods of electric transmission constraints and thereby removed a previous exemption from these limitations for generation units constructed after 1996.  DP&L is actively appealing this decision.  This Order does not impact DP&L’s coal-fired facilities.  The Company does not expect this Order to materially affect results of operations and financial condition for 2005.

On March 3, 2005, DP&L received a notice that the FERC had instituted an operational audit of DP&L regarding its compliance with Code of Conduct within the transmission and generation areas.  The FERC has provided DP&L with a data request and DP&L is cooperating in the furnishing of requested information.  DP&L cannot predict the outcome of this operational audit.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into its financial condition as a result of financial reporting and governance issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DPL to file a plan of utility financial integrity that outlines the actions that the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  The Company was required to file this plan by March 2, 2005.  On February 4, 2005, the Company filed its protection plan with the PUCO and will continue to cooperate with the PUCO to resolve any outstanding issues in this investigation.

DP&L had requested approval from the PUCO to extend the filing of its Annual 2003 Report until after the filing of its 2003 Form 10-K.  On February 1, 2005, the Company filed its Annual 2003 Report with the PUCO.  DP&L had also previously requested approval from the FERC to extend the filing of its FERC Form 1 and FERC Form 3-Qs until after the filing of its 2003 Form 10-K.  The Company filed its FERC Form 1 and all outstanding FERC Form 3-Qs on December 30, 2004.

CONSTRUCTION ADDITIONS

Construction additions were $93 million, $98 million, $129 million in 2004, 2003 and 2002, respectively, and are expected to approximate $173 million in 2005.

Planned construction additions for 2005 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been utilized to meet the Company’s state and federal standards for Nitrogen Oxide (NOx) emissions from power plants and to make power plant improvements.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DP&L is projecting to spend an estimated $850 million in capital projects, approximately 60% of which is to meet changing environmental standards.  DP&L’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DP&L expects to finance its construction additions in 2005 with internally-generated funds.

See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings that may change the level of future construction additions.  The potential effect of these events on DP&L’s operations cannot be estimated at this time.

ELECTRIC OPERATIONS AND FUEL SUPPLY

DP&L’s present summer generating capacity is approximately 3,300 megawatts (MW).  Of this capacity, approximately 2,800 MW is derived from coal-fired steam generating stations and the balance of approximately 500 MW consists of combustion turbine and diesel peaking units.  Combustion turbine output is dependent on ambient conditions and is higher in the winter than in the summer.  The Company’s all-time net peak load was 3,130 MW, occurring in 1999.

Approximately 87% of the existing steam generating capacity is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company (CG&E) and Columbus Southern Power Company (CSP).  As  tenants in common, each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.  DP&L’s remaining steam generating capacity (approximately 365 MW) is derived from a generating station owned solely by it.  Additionally, the Company, CG&E and CSP own as tenants in common, 884 circuit miles of 345,000-volt transmission lines.  DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

In 2004, DP&L generated 99% of its electric output from coal-fired units and 1% from oil or natural gas-fired units.

The following table sets forth the Company’s generating stations and where indicated, those stations which DP&L owns as  tenants in common.

				Approximate Summer MW Rating
Station	Ownership *	Operating Company	Location	DP&L Portion	Total

Coal Units
Hutchings	W	DP&L	Miamisburg, OH	365	365
Killen	C	DP&L	Wrightsville, OH	402	600
Stuart	C	DP&L	Aberdeen, OH	820	2,340
Conesville-Unit 4	C	CSP	Conesville, OH	129	780
Beckjord-Unit 6	C	CG&E	New Richmond, OH	207	414
Miami Fort-Units 7 & 8	C	CG&E	North Bend, OH	360	1,000
East Bend-Unit 2	C	CG&E	Rabbit Hash, KY	186	600
Zimmer	C	CG&E	Moscow, OH	365	1,300

Combustion Turbines or Diesel
Hutchings	W	DP&L	Miamisburg, OH	23	23
Yankee Street	W	DP&L	Centerville, OH	107	107
Monument	W	DP&L	Dayton, OH	12	12
Tait Diesels	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Units 1-3	W	DP&L	Moraine, OH	256	256
Killen	C	DP&L	Wrightsville, OH	12	18
Stuart	C	DP&L	Aberdeen, OH	3	10

            *W = Wholly-Owned

              C = Commonly-Owned

As of February 15, 2005, DP&L has contracted for 97% of its projected coal requirements for 2005 with any incremental purchases made in the spot market.  The prices to be paid by the Company under its long-term coal contracts are either fixed or subject to periodic adjustment.  Each contract has features that will limit price escalations in any given year.  The Company has also covered all of its estimated 2005 emission allowance requirements.  DP&L expects its 2005 coal and net emission allowance costs to exceed its 2004 coal and net emission allowance costs by approximately 10%.

The average cost of fuel used per kilowatt-hour (kWh) generated was 1.49¢  in 2004, 1.29¢ in 2003 and 1.26¢ in 2002.  With the onset of competition in January 2001, the Electric Fuel Component was frozen under DP&L’s Electric Transition Plan and is reflected in the Standard Offer Generation rate to its customers.  See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

SEASONALITY

The power generation and delivery business is seasonal and weather patterns can have a material impact on operating performance.  In the region served by DP&L, demand for electricity is generally greater in the summer months associated with cooling and greater in the winter months associated with heating as compared to other times of the year.  Historically, the power generation and delivery operations of the Company have generated less revenue and income when weather conditions are milder in the winter and cooler in the summer.

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

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL.  The legislation extends the PUCO’s supervisory powers to a holding company system’s general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service.  Based on existing PUCO authorization, regulatory assets and liabilities are recorded on the Consolidated Balance Sheet.  (See Note 3 of Notes to Consolidated Financial Statements.)

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

ENVIRONMENTAL CONSIDERATIONS

The operations of  DP&L, including DP&L’s commonly-owned facilities, are subject to a wide range of federal, state and local environmental regulations and laws as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and operation of new and existing electric generating facilities and most electric transmission lines.  As such, existing environmental regulations may be periodically revised.  In addition to revised rules, new legislation could be enacted that may affect the Company’s estimated construction expenditures.  See CONSTRUCTION ADDITIONS.  In the normal course of business, DP&L has ongoing programs and activities underway at these facilities to comply, or to determine compliance, with such existing, new and/or proposed regulations and legislation.

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

Air and Water Quality

In November 1999, the United States Environmental Protection Agency (USEPA) filed civil complaints and Notices of Violations (NOVs) against operators and owners of certain generation facilities for alleged violations of the Clean Air Act (CAA).  Generation units operated by CG&E (Beckjord 6) and Columbus Southern Power Company (CSP) (Conesville 4) and co-owned by DP&L were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  DP&L was not identified in the NOVs, civil complaints or state actions.  In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. As of December 31, 2004, discussions on the final terms of the settlement continue and the outcome of these claims or the effect, if any, on DP&L has not been determined.  In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  DP&L intends to vigorously challenge the NOV given the final routine maintenance repair and replacement rules discussed below.

On September 21, 2004, the Sierra Club filed a lawsuit against the Company and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA.  The Company intends to vigorously defend this matter.

On July 27, 2004, various residents of the Village of Moscow, Ohio notified CG&E, as the operator of Zimmer (co-owned by CG&E, DP&L and CSP), of their intent to sue for alleged violations of the CAA and air pollution nuisances.  On November 17, 2004, a citizens’ suit was filed against CG&E (Freeman v. CG&E).  DP&L believes the allegations are meritless and believes CG&E, on behalf of all co-owners, will vigorously defend the matter.

On November 18, 2004, the State of New York and seven other states filed suit against the American Electric Power Corporation (AEP) and various subsidiaries, alleging various CAA violations at a number of AEP electric generating facilities, including Conesville Unit 4 (co-owned by CG&E, DP&L and CSP).  DP&L believes the allegations are without merit and that AEP, on behalf of all co-owners, will vigorously defend the matter.

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

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans (SIPs) under the CAA.  On July 18, 2002, the Ohio EPA adopted rules that constitute Ohio’s NOx SIP, which is substantially similar to the federal CAA Section 126 rulemaking and federal NOx SIP.  On August 5, 2003, the USEPA published its conditional approval of Ohio’s NOx SIP, with an effective date of September 4, 2003.  Ohio’s SIP requires NOx reductions at coal-fired generating units effective May 31, 2004.  In order to meet these NOx requirements, DP&L’s capital expenditures for the installation of selective catalytic reduction

(SCR) equipment totaled approximately $175 million.  On May 31, 2004, DP&L began operation of its SCRs.  DP&L’s NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the Ohio SIP NOx reduction requirements.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap sulfur dioxide (SO2) and nitrogen oxide emissions from electric utilities. The proposed IAQR focuses on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States. On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR). Until final rules are published, DP&L cannot determine the effect of the proposed rules on DP&L’s operations.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants.  DP&L is reviewing the various proposed options and the impact of each option.  Until final rules are published, DP&L cannot determine the effect of the proposed rules on DP&L’s operations.

Under the proposed cap and trade options for SO2 and NOx, as well as mercury, DP&L estimates it will spend more than $500 million from 2004 through 2009 to install the necessary pollution controls.  Plant specific mercury controls may result in higher costs.  Due to the uncertainties associated with the proposed requirements, DP&L cannot project the final costs at this time.

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

On January 5, 2005, the USEPA published its final nonattainment designations for the national ambient air quality standard for Fine Particulate Matter 2.5 (PM 2.5) designations.  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On March 4, 2005, DP&L and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  The Ohio EPA will have three years to develop regulations to attain and maintain compliance with the PM 2.5 national ambient air quality standard.  DP&L cannot determine the outcome of the petition or the effect such Ohio EPA regulations will have on its operations.

In April 2002, the USEPA issued proposed rules governing existing facilities that have cooling water intake structures.  Final rules were published in the Federal Register on July 9, 2004.  DP&L anticipates that future studies may be needed at certain generating facilities.  DP&L cannot predict the impact such studies may have on future operations.

On March 5, 2004, the USEPA issued final national emissions standards for hazardous air pollutants for stationary combustion turbines.  The effect of the final standards on DP&L’s operations is not expected to be material.  On July 1, 2004, the USEPA finalized, but has not yet published, rules that remove four subcategories of new combustion turbines from regulation under the hazardous air pollutant regulations.

On April 14, 2003, the USEPA issued proposed final rules for standards of performance for stationary gas turbines.  On May 23, 2003, the USEPA withdrew the direct final rules.  The final rules were reissued on July 8, 2004 and were determined to not have an impact on existing combustion turbine facilities.

On May 5, 2004, the USEPA issued its proposed regional haze rule, which addresses how states should determine best available retrofit technology (BART) for sources covered under the regional haze rule.  The proposal gives states three options for determining which sources should be subject to BART and provides guidelines for states on conducting the technical analysis of possible controls as BART.  The proposal is being issued to respond to the D.C. Circuit’s remand of the regional haze rule in American Corn Growers Association v. USEPA, 291 F.3d 1 (D.C. Cir. 2002), in which the court told the USEPA that the BART determination has to include analysis of the degree of visibility improvement resulting from the use of control technology at each source subject to BART and that the USEPA could not mandate that states follow a collective contribution approach to determine whether sources in the state could reasonably be anticipated to contribute to visibility impairment in a Class I area.  DP&L is reviewing the proposed rule to determine the impact on any of its facilities.  The USEPA, in its June 10, 2004 supplemental CAIR, has proposed that BART-eligible electric generating units (EGUs) may be exempted from BART if the state complies with the CAIR requirements through the adoption of the CAIR Cap-and-trade program for SO2 and NOx emissions.  If Ohio adopts such a program, BART will not require any additional reductions.

On May 4, 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System (NPDES) permit for J.M. Stuart Station that continues the station’s 316(a) variance.  During the three-year term of the draft permit, DP&L will conduct a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.

Land Use

DP&L and numerous other parties have been notified by the USEPA or the Ohio EPA that they are Potentially Responsible Parties (PRPs) for clean-up at two superfund sites in Ohio:  the Tremont City Landfill in Springfield, Ohio and the South Dayton Dump landfill site in Dayton, Ohio.

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

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

ELECTRIC OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Electric Sales (millions of kWh)
Residential	5,140	5,071	5,302
Commercial	3,777	3,699	3,710
Industrial	4,393	4,330	4,472
Other retail	1,407	1,409	1,405
Total retail	14,717	14,509	14,889
Wholesale	3,748	4,836	4,358

Total	18,465	19,345	19,247

Operating Revenues ($in thousands)
Residential	$449,411	$442,238	$463,197
Commercial	239,952	243,474	259,496
Industrial	128,059	160,801	204,627
Other retail	111,076	94,697	95,463
Total retail	928,498	941,210	1,022,783
Wholesale	263,706	242,232	153,055

Total	$1,192,204	$1,183,442	$1,175,838

Electric Customers at End of Period
Residential	453,653	450,958	449,153
Commercial	48,172	47,253	47,400
Industrial	1,851	1,863	1,905
Other	6,337	6,322	6,304

Total	510,013	506,396	504,762

Item 2 - Properties

Electric

Information relating to DP&L’s electric properties is contained in Item 1 — CONSTRUCTION ADDITIONS, and ELECTRIC OPERATIONS AND FUEL SUPPLY, and Item 8 — Notes 9 and 10 of Notes to Consolidated Financial Statements.

Substantially all property and plant of the Company is subject to the lien of the Mortgage securing DP&L’s First Mortgage Bonds.

Item 3 - Legal Proceedings

In the normal course of business, DP&L is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  The Company believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting procedures in the United States (GAAP), are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2004, cannot be reasonably determined.

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DPL and MVE in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserts that the Company, DPL and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company and DPL.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DPL and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004, Mr. Forster and Ms. Muhlenkamp filed memoranda opposing these motions.  On November 10, 2004, the U.S. District Court for the Middle District of Florida, Jacksonville Division granted defendants’ motion to dismiss this case.

On August 24, 2004, the Company, DPL and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements with Messrs. Forster and Koziar and Ms. Muhlenkamp, and the propriety of the distributions from the plans to Messrs. Forster and Koziar and Ms. Muhlenkamp, and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  The Company, DPL and MVE seek, among other things, damages in excess of $25 thousand, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that the Company, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery.  The Company and DPL have filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, the Company and DPL have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and the Company and DPL in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Forster and Muhlenkamp filed a motion in the Company’s and DPL’s Ohio litigation seeking to compel the Company and DPL to pay all attorneys’ fees and expenses that they have not advanced to them.  The Company and DPL have filed a brief opposing that motion.  All of the foregoing motions are pending.

The Company and DPL continue to evaluate all of these matters and are considering other claims against Defendants Forster, Koziar and/or Muhlenkamp that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and Company investments, the calculation of benefits under the SERP and financial reporting with respect to such benefits, and, with respect to Mr. Koziar, the fulfillment of duties owed to the Company and DPL as their legal counsel.  Cumulatively through December 31, 2004, the Company and DPL have accrued for accounting purposes, obligations of approximately $40 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company and DPL dispute Defendants’ entitlement to any of those sums and, as noted above, are pursuing litigation against them contesting all such claims.  The Company and DPL cannot currently predict the outcome of that litigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company and DPL are cooperating with the investigation.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into its financial condition as a result of the issues raised by the Thobe

Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions DPL has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DPL was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate to resolve any outstanding issues in this investigation.

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

On December 12, 2003, the Office of Federal Contract Compliance Programs (OFCCP) notified DP&L by letter alleging it had discriminated in the hiring of meter readers during 2000-2001 by utilizing credit checks to determine if applicants had paid their electric bills.  On February 12, 2004, the Company and the OFCCP entered into a Conciliation Agreement whereby DP&L agreed to distribute approximately $0.2 million in compensation to certain affected applicants.  The Company has completed these payments to the affected applicants.

In June 2002, a contractor’s employee received a verdict against the Company for injuries he sustained while working at a DP&L power station.  The Court awarded the contractor’s employee compensatory damages of approximately $0.8 million and prejudgment interest of approximately $0.6 million.  On April 28, 2004, the appellate court upheld this verdict except the award for prejudgment interest.  On September 1, 2004, the Ohio Supreme Court refused to hear the case, so the matter was remanded to the trial court for a re-determination of whether prejudgment interest should be awarded.  The trial court heard this matter on October 15, 2004.  On November 1, 2004, DP&L paid approximately $976 thousand to the contractor’s employee to satisfy the judgment and post-judgment interest.  On December 6, 2004, the trial court ruled that the prejudgment interest should be reduced to approximately $30 thousand.  Both parties have appealed this decision. The appeal is pending.

Additional information relating to legal proceedings involving the Company is contained in Item 1 — COMPETITION AND REGULATION,  ENVIRONMENTAL CONSIDERATIONS, and Item 8 — Note 12 of Notes to Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the fourth quarter.

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is held solely by parent DPL and, as a result, is not listed for trading on any stock exchange.

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

On April 30, 2004, the Company and DPL, announced that it suspended its quarterly dividend payments.  On December 1, 2004, the Company and DPL, resumed its regular quarterly dividends, including payments normally made in June and September.

Additional information concerning dividends paid on DP&L preferred stock is set forth in Item 8 - Selected Quarterly Information and Financial and Statistical Summary.

Information regarding DP&L’s equity compensation plans as of December 31, 2004, is disclosed in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6 - Selected Financial Data

Selected financial data is set forth in Item 8 — Selected Quarterly Information Financial and Statistical Summary.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of the Company’s future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond the control of the Company, including but not limited to: abnormal or severe weather; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, gas and other commodity prices; increased competition; regulatory changes and decisions; changes in accounting rules; financial market conditions; and general economic conditions.

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

TRENDS, OVERVIEW AND FUTURE EXPECTATIONS

The electric utility industry has historically operated in a regulated environment.  However, in recent years, there have been a number of federal and state regulatory and legislative decisions aimed at promoting competition and providing customer choice.  Market participants have therefore created new business models to exploit opportunities.  The marketplace is now comprised of independent power producers, energy marketers and traders, energy merchants, transmission and distribution providers and retail energy suppliers.  There have also been new market entrants and activity among the traditional participants, such as mergers, acquisitions, asset sales and spin-offs of lines of business. In addition, transmission systems are being operated by Regional Transmission Organizations (RTOs).

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a RTO.  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.

The role of the RTO is to administer an electric marketplace and insure reliability.  PJM ensures the reliability of the high-voltage electric power system serving 44 million people in all or parts of Delaware, Indiana, Illinois, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market, the world’s largest; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

In 2004, DP&L’s net income declined $30.4 million compared to the prior year primarily driven by increases in operating expenses.  Although total revenue of $1,192.2 million exceeded the prior year by $8.8 million reflecting increased wholesale revenue, net electric margins declined in 2004 primarily related to increased fuel and puchased power costs.  Operating expenses of $822.8 million in 2004 exceeded the prior year by $34.2 million or 4% relating to higher fuel and purchased power costs, corporate expenses, and electric production, transmission and distribution costs, partially offset by lower amortization of regulatory assets.  DP&L reported Earnings on Common Stock of $208.1 million in 2004 compared to $238.5 million in 2003.  DP&L reported Earnings on Common Stock of $244.7 million for 2002.

In September 2003, the PUCO issued an order extending DP&L’s market development period through December 2005 and continues the Company’s current rate structure providing its retail customers with rate stability through 2008.  DP&L believes its operations will remain strong and efficient, and expects its existing liquidity and future cash flow from operations to fully fund its dividend, capital expenditures and planned debt reductions in 2005.  DP&L expects its 2005 coal and net emission allowance costs to exceed its 2004 coal and net emission allowance costs by approximately 10%.  The Company anticipates revenue growth of approximately 3% in 2005.

See Item 8 - Notes to Financial Statements and the Management’s Discussion and Analysis section “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

RESULTS OF OPERATIONS

Income Statement Highlights

$ in millions	2004	2003	2002

Electric revenues	$1,192.2	$1,183.4	$1,175.8
Less: Fuel	257.0	226.2	208.6
Purchased power	116.4	92.7	106.9
Net electric margins (a)	$818.8	$864.5	$860.3

Net electric margins as a percentage of Electric revenues	68.7%	73.1%	73.2%

Operating Income	$369.4	$394.8	$440.2

(a)               For purposes of discussing operating results, DP&L presents and discusses net electric margins.  This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

Electric Revenues

Electric revenues increased to $1,192.2 million in 2004 compared to $1,183.4 million in 2003 reflecting higher wholesale revenues that increased $21.5 million or 9% in 2004 resulting from higher average market rates and additional ancillary revenues related to PJM that did not exist in the prior year.  The increase in wholesale revenues was largely offset by decreases in retail revenues of $12.7 million or 1% in 2004 that reflected lower average rates, primarily driven from industrial customers buying generation from alternative suppliers.  The decline in retail revenues was tempered by revenues from PJM services realized in 2004 that did not exist during 2003.

2003 electric revenues of $1,183.4 million increased from 2002 electric revenues of $1,175.8 million reflecting higher wholesale revenues, which increased $89.2 million or 58% in 2003 resulting from available generation and 15% higher average market prices over the prior year.  This increase in wholesale revenues was partially offset by decreases in retail revenues of $81.6 million or 8% in 2003 primarily from mild summer weather.  Cooling degree-days were down 46% to 687 for 2003 as compared to 1,272 in 2002.

Electric Margins, Fuel and Purchased Power

Net electric margins of $818.8 million in 2004 decreased by $45.7 million from $864.5 million in 2003.  As a percentage of total electric revenues, net electric margins decreased by 4.4% to 68.7% in 2004 from 73.1% in 2003.  This decline is primarily the result of increased fuel and purchased power costs.  Fuel costs increased by $30.8 million or 14% in 2004 compared to 2003 primarily related to rising prices in the coal market.  Purchased power costs increased $23.7 million or 26% in 2004 compared to 2003 primarily resulting from higher average market prices.  In addition, DP&L incurred purchased power charges in 2004 relating to PJM that did not exist in the prior year.

Net electric margins of $864.5 million in 2003 increased by $4.2 million from $860.3 million in 2002.  As a percentage of total electric revenues, net electric margins slightly decreased by 0.1% to 73.1% in 2003 from 73.2% in 2002.  This decline is primarily the result of a lower volume of sales relating to retail customers and increased fuel and purchased power costs, partially offset by an increase in wholesale sales.  Fuel costs increased by $17.6 million or 8% in 2003 compared to 2002 primarily related to increased generation for wholesale sales, partially offset by lower average fuel costs relating to wholesale sales.  Purchased power costs decreased by $14.2 million or 13% in 2003 compared to 2002, primarily resulting from lower volume of purchased power as the retail and wholesale capacity needs were met by internal generation.

Operation & Maintenance

$ in millions	2004 vs. 2003 change	2003 vs. 2002 change

Electric production, transmission and distribution costs	$10.1	$9.0
Pension and benefits (a)	7.7	3.2
Sarbanes-Oxley compliance and audit fees	6.4	—
Directors’ and Officers’ liability insurance premiums	6.1	10.5
PJM administrative fees	2.6	—
Reduction in capitalized insurance and claims costs	2.4	—
Staff and Executive incentives	(3.2)	5.8
Executive and deferred compensation	(10.6)	22.0
Other - net increase/decrease	5.2	(0.5)
Total O&M change	$26.7	$50.0

(a)  Pension expense increased $6.3 million while postretirement benefits decreased $3.1 million in 2003 compared to 2002.

Operation and maintenance expense increased $26.7 million or 14% in 2004 compared to prior year primarily from higher corporate costs and increased electric production expenses.  Corporate costs were higher primarily from $7.7 million in pension and benefits expenses, $6.1 million for Directors’ and Officers’ liability insurance premiums, $3.6 million for Sarbanes-Oxley 404 compliance, $2.8 million for audit fees, and a $2.4 million reduction in capitalized insurance and claims costs.  Electric production expense increased $9.0 million primarily from planned maintenance during scheduled outages, ash disposal and other maintenance charges.  PJM administrative fees of $2.6 million in 2004 for scheduling, system control, and dispatch services, and higher transmission and distribution expenses of $1.1 million primarily related to line clearance also contributed to the increase in expense.  These increases were partially offset by a $10.6 million decrease in executive compensation and lower staff and executive incentives of $3.2 million.

Operation and maintenance expense increased $50.0 million or 34% in 2003 compared to 2002 primarily as a result of higher corporate costs and increased electric production expenses.  Corporate costs increased primarily resulting from $22 million increase in executive compensation, $10.5 million increase for Directors & Officers liability insurance premiums, $5.8 million increase in executive incentives and $6.3 million increase in pension expense.  Electric production expense increased $5.7 million primarily related to planned maintenance during scheduled outages, ash disposal and the expensing of cost of removal for retired assets as required by FASB Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligation” (SFAS 143).  Transmission and distribution expenses increased $3.3 million reflecting increased line clearance and maintenance costs.  These increases were partially offset by a $3.1 million decrease in postretirement benefits.

Depreciation and Amortization

Depreciation and amortization expense increased $5 million or 4% in 2004 compared to the prior year as a result of completed construction projects and additional expense from the installation of environmental compliance equipment in 2003.

Depreciation and amortization expense of $116.1 million in 2003 and $114.9 million in 2002 reflected a relatively consistent plant base.

Amortization of Regulatory Assets

Amortization of regulatory assets expense of $0.7 million in 2004 declined $48.4 million or 99% compared to 2003.  This decrease primarily reflected the completion of the regulatory transition cost recovery period on December 31, 2003, granted by the Public Utilities Commission of Ohio related to the state’s deregulation of electric generation.

The $1.0 million increase in amortization of regulatory assets expense in 2003 compared to 2002 reflected the completion of the regulatory transition cost recovery period on December 31, 2003.

General Taxes

General taxes decreased $3.6 million or 3% from prior year primarily from a 2003 excise tax of $5.4 million related to the three-year regulatory transition period that ended in 2003.

General taxes declined $2.6 million or 2% in 2003 compared to 2002 resulting from a lower Ohio kWh excise tax related to customer usage and reduced franchise tax.  This decrease was partially offset by higher property tax expense.

Investment Income (Loss)

Investment income of $1 million in 2004 decreased $21.7 million or 96% compared to 2003.  This decrease primarily reflects the $21.2 million of interest income realized from the settlement of interest rate hedges related to the $470 million First Mortgage Bond refinancing.  The settlement of these hedges also resulted in the $20.6 million increase in investment income in 2003 compared to 2002.

Other Income (Deductions)

Other Income (Deductions) decreased $4.2 million or 59% from 2003 primarily from bank and legal fees associated with DP&L’s revolving credit facilities and non-operating income realized in 2003.  In addition, $8.3 million of strategic planning consultant fees were offset by an $8.9 million gain on the sale of emission allowances.  In 2003, Other Income (Deductions) decreased $1.3 million to $7.1 million compared to $8.4 million in 2002.

Interest Expense

Interest expense of $43.5 million dropped $8.3 million or 16% compared to 2003 primarily related to the refinancing of debt in 2003 for which interest expense was lower by $11.7 million, despite $2 million of additional interest incurred in 2004 relating to the failure to file an exchange offer registration statement.  In addition, expense decreased $2 million related to the completion of the amortization period for a loss incurred on an earlier debt refinancing.  These decreases were partially offset by lower capitalized interest in 2004 for environmental compliance equipment installations that resulted in increased interest expense of $6.6 million.

Interest expense decreased by $1.7 million in 2003 compared to 2002 as a result of refinancing First Mortgage Bonds at lower interest rates and lower interest on ESOP debt relating to sinking fund payments.

Income Tax Expense

Income tax expense decreased $29.6 million in 2004 compared to 2003 reflecting a 12% decrease in pre-tax income as well as the recognition of $11.7 million for state tax credits available related to the consumption of coal mined in Ohio.  The $1.2 million decrease in income tax expense in 2003 compared to 2002 was reflective of lower pre-tax income.

Cumulative Effect of Accounting Change

The cumulative effect of an accounting change of $17 million in 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).  (See Note 1 of Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DP&L’s cash and temporary cash investments totaled $17.2 million at December 31, 2004 and December 31, 2003.

The Company generated net cash from operating activities of $381.2 million, $363.6 million, and $360.8 million in 2004, 2003 and 2002, respectively.  Net cash provided by operating activities in

2004 was primarily driven by operating profitability and cash provided from working capital, specifically the timing of tax payments, offset by the rising cost of coal inventories.  The net cash from operating activities in 2003 was primarily the result of operating profitability offset by cash used for working capital, specifically the timing of tax payments.  Net cash provided by operating activities in 2002 was primarily driven by operating profitability offset by cash used for working capital.  The tariff-based revenue of DP&L continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial and industrial classes provides DP&L with a reasonably predictable gross cash flow as well as other opportunities made available with DP&L’s entrance into the PJM market on October 1, 2004.

Net cash flows used for investing activities were $79.9 million, $65.1 million and $138.8 million in 2004, 2003 and 2002, respectively.  Net cash used for investing activities in 2004 reflected $82.2 million for capital expenditures partially offset by $2.3 million in cash realized from the sale of retired gas and steam property.  The net cash used for investing activities in 2003 was primarily the result of $116.5 million for capital expenditures, partially offset by the settlement of the interest rate hedges.  The net cash used in 2002 was the result of $138.8 million for capital expenditures.  DP&L’s capital expenditures have declined over the past three years with the completion of major construction initiatives.

Net cash flows used for financing activities were $301.3 million, $298.4 million and $205.8 million in 2004, 2003 and 2002, respectively.  Net cash used for financing activities in 2004 were for the payment of common and preferred dividends and the retirement of long-term debt.  Net cash flows used for financing activities in 2003 primarily related to dividends paid on common stock and the retirement of long-term debt.  These uses were partially offset by the net proceeds related to the issuance of long-term debt.  Net cash used for financing activities in 2002 primarily related to dividends paid on common stock.

The Company has obligations to make future payments for capital, debt agreements, lease agreements, and other long-term purchase obligations; in addition, it has certain contingent commitments such as guarantees.  The Company believes its cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing will be sufficient to satisfy its future working capital, capital expenditures and other financing requirements for the foreseeable future.  DP&L’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in “Factors That May Affect Future Results.”  If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, it may be required to refinance all or a portion of its existing debt or seek additional financing alternatives.  A discussion of each of DP&L’s critical liquidity commitments is outlined below.

Capital Requirements

Construction additions were $93 million, $98 million and $129 million in 2004, 2003 and 2002, respectively, and are expected to approximate $173 million in 2005.

Planned construction additions for 2005 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been utilized to meet the Company’s state and federal standards for Nitrogen Oxide (NOx) emissions from power plants and to make power plant improvements.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DP&L is projecting to spend an estimated $850 million in capital projects, approximately 60% of which is to meet changing environmental standards.  The Company’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DP&L expects to finance its construction additions in 2005 with internally-generated funds.

Debt and Debt Covenants

At December 31, 2004, the Company’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $1.5 million in 2005, $1.3 million in 2006, $9.5 million in 2007, $0.7 million in 2008, and $0.7 million in 2009. Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds. Debt maturities in 2005 are expected to be financed with internal funds. Certain debt agreements contain reporting and financial covenants for which the Company is in compliance as of December 31, 2004 and expects to be in compliance during the near term.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company is required to pay additional interest of 0.50% until a registration statement is declared effective at which point the additional interest shall be reduced by 0.25%.  The remaining additional interest of 0.25% will continue until the exchange offer is completed.  The exchange offer registration for these securities is expected to be filed during the first quarter of 2005.

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

The Company had $150 million available through an unsecured revolving credit agreement with a consortium of banks.  The agreement which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and tax to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased the applicable interest rate.  The Company had no outstanding borrowings under this credit facility at year-end 2004 or 2003.

In June 2004, the Company obtained a $100 million unsecured revolving credit agreement that extended and replaced its revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements during this period and may be increased up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  The Company had no outstanding borrowings under this credit facility at year-end 2004.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for the Company’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.25% and a one-step decrease in credit rating increases the facility’s interest rate by 0.25%.

In February 2004, the Company entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2004, the Company had nine outstanding letters of credit for a total of $8.6 million.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent.  None of the debt obligations of DP&L are guaranteed or secured by affiliates and no cross-collateralization exists.

Credit Ratings

Currently, DP&L’s senior secured debt credit ratings are as follows:

	Rating	Outlook	Effective
Fitch Ratings	BBB	Rating watch positive	February 2005

Moody’s Investors Service	Baa2	Under review for possible upgrade	February 2005

Standard & Poor’s Corp.	BBB-	Rating watch positive	February 2005

As reflected above, DP&L’s secured debt credit ratings are investment grade.

Off-Balance Sheet Arrangements

DP&L does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DP&L’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At December 31, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Long-term debt	$0.4	$9.0	$—	$673.8	$683.2
Interest payments	37.7	74.9	74.0	336.4	523.0
Pension and Postretirement payments	23.2	45.9	46.3	117.9	233.3
Capital leases	1.1	1.8	1.4	0.6	4.9
Operating leases	0.6	0.6	—	—	1.2
Coal contracts (a)	232.1	397.4	83.7	85.7	798.9
Other long-term obligations	8.4	8.7	0.5	—	17.6
Total long-term obligations	$303.5	$538.3	$205.9	$1,214.4	$2,262.1

(a)  DP&L-operated units.

Long-term debt:

Long-term debt as of December 31, 2004, consists of first mortgage bonds and guaranteed air quality development obligations and includes current maturities and unamortized debt discount.  (See Note 7 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and Postretirement payments:

As of December 31, 2004, DP&L had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2014.

Capital leases:

As of December 31, 2004, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of December 31, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

The Company has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of December 31, 2004, the Company had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments, which may affect the liquidity of its operations.  At December 31, 2004, these include:

	Year of Expiration
Commercial Commitments ($ in millions)	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Credit facilities	$100.0	$—	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$100.0	$17.8	$—	—	117.8

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At December 31, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

MARKET RISK

As a result of its operating, investing and financing activities, DP&L is subject to certain market risks, including changes in commodity prices for electricity, coal, environmental emissions and gas; and fluctuations in interest rates.  Commodity pricing exposure include the impacts of weather, market demand, increased competition and other economic conditions.  For purposes of potential risk analysis, DP&L uses sensitivity analysis to quantify potential impacts of market rate changes on the results of operations.  The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 22 percent of DP&L’s 2004 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  As of December 31, 2004, a hypothetical increase or decrease of 10%

in annual wholesale revenues would result in a $16.7 million increase or decrease to earnings on common stock, assuming no increase in costs.

Fuel (including emission allowances) and purchased power costs as a percent of total operating costs in 2004 and 2003 were 45% and 40%, respectively.  Currently, DP&L has contracted for 97% of its projected coal requirements for 2005 with any incremental purchases made in the spot market.  The prices to be paid by the Company under its long-term coal contracts are either fixed or subject to periodic adjustment.  Each contract has features that will limit price escalations in any given year.  DP&L has also covered all of its estimated 2005 emission allowance requirements.  The Company expects its 2005 coal and net emission allowance costs to exceed its 2004 coal and net emission allowance costs by approximately 10%.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DP&L will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.  As of December 31, 2004, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs would result in a $23.7 million increase or decrease to earnings on common stock.

Interest Rate Risk

As a result of DP&L’s normal borrowing and leasing activities, the Company’s results are exposed to fluctuations in interest rates, which the Company manages through its regular financing activities.  DP&L maintains a limited amount of cash on deposit or investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company’s long-term debt represents  publicly held secured and unsecured instruments with both fixed and variable interest rates.  At December 31, 2004, DP&L had no short-term borrowings.

The carrying value of the Company’s debt was $688.1 million at December 31, 2004, consisting of first mortgage bonds, guaranteed air quality development obligations and capital leases.  The fair value of this debt was $681.9 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2004, are as follows:

	Long-term Debt
Expected Maturity	Amount
Date	($ in millions)	Average Rate

2005	$1.5	4.4%
2006	1.3	4.6%
2007	9.5	6.1%
2008	0.7	3.9%
2009	0.7	3.9%
Thereafter	674.4	5.5%
Total	$688.1	5.8%

Fair Value	$681.9

At December 31, 2004, DP&L had no short-term debt outstanding.  Debt maturities in 2005 are expected to be financed with internal funds.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report and other documents that DP&L files with the Securities and Exchange Commission (SEC) and other regulatory agencies, as well as other oral or written statements the Company may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions.  These forward-looking statements are not guarantees of future performance and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements.  DP&L does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

Regulation/Competition

DP&L operates in a rapidly changing industry with evolving industry standards and regulations.  In recent years a number of federal and state developments aimed at promoting competition triggered industry restructuring.  Regulatory factors, such as changes in the policies or procedures that set rates; changes in tax laws, tax rates, and environmental laws and regulations; changes in the Company’s ability to recover expenditures for environmental compliance, fuel and purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases, can affect the Company’s results of operations and financial condition.  Additionally, financial or regulatory accounting principles or policies imposed by governing bodies can increase DP&L’s operational and monitoring costs affecting its results of operations and financial condition.

Changes in DP&L’s customer base, including municipal customer aggregation, could lead to the entrance of competitors in the Company’s marketplace affecting its results of operations and financial condition.

Economic Conditions

Economic pressures, as well as changing market conditions and other factors related to physical energy and financial trading activities, which include price, credit, liquidity, volatility, capacity, transmission, and interest rates, can have a significant effect on DP&L’s operations and the operations of its retail, industrial and commercial customers.

Reliance on Third Parties

DP&L relies on many suppliers for the purchase and delivery of inventory and components to operate its energy production, transmission and distribution functions.  Unanticipated changes in DP&L’s purchasing processes may affect the Company’s business and operating results.  In addition, the Company relies on others to provide professional services, such as, but not limited to, actuarial calculations, internal audit services, payroll processing and various consulting services.

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

A majority of DP&L’s employees are under a collective bargaining agreement expiring in 2005.  If the Company is unable to negotiate this or future collective bargaining agreements, the Company could experience work stoppages, which may affect its business and operating results.

Regulatory Uncertainties and Litigation

In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, and taxation, which are rapidly changing and subject to additional changes in the future.  As further described in Item 3 — Legal Proceedings, the Company is also currently involved in various litigation in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to DP&L’s organization and could affect its future operating results.

Internal Controls

DP&L’s internal controls, accounting policies and practices, and internal information systems enable the Company to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements, and federal securities laws and regulations. DP&L implemented corporate governance, internal control and accounting rules issued in connection with the Sarbanes-Oxley Act of 2002.  The Company’s internal controls and policies are being closely monitored by management, as well as the Board of Directors, as DP&L implements the procedures necessary under Section 404 of the Act.  While DP&L believes these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees, temporary lapses in internal controls due to shortfalls in oversight, or resource constraints, could lead to improprieties and undetected errors that could impact the Company’s financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

DP&L’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  In connection with the preparation of these financial statements, the Company’s management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities.  These assumptions, estimates and judgments are based on management’s historical experience and assumptions that are believed to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  DP&L’s critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

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

Long-Lived Assets:  In accordance with FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  DP&L determines the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  In analyzing the fair value and recoverability using future cash flows, the Company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values.  An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows.  The measurement of impairment loss is the difference between the carrying amount and fair value of the asset.  Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell.  The Company determines the fair value of these assets in the same manner as described for assets held and used.

Income Taxes:  DP&L applies the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes, with tax effects of differences, based on currently enacted income tax rates between the financial reporting and tax basis of accounting, reported as Deferred Taxes in the Consolidated Balance Sheet.  Deferred Tax Assets are recognized for deductible temporary differences.  Valuation reserves are provided unless it is more likely than not that the asset will be realized.

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

DPL files a consolidated U.S. federal income tax return in conjunction with its subsidiaries.  The consolidated tax liability is allocated to each subsidiary as specified in the DPL tax allocation agreement which provides a consistent, systematic and rational approach. (See Note 4 of Notes to Consolidated Financial Statements.)

Depreciation and Amortization:  Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life.  For generation, transmission and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.3% in 2004 and 2003, and 3.2% for 2002.

Regulatory Assets and Liabilities:  DP&L applies the provisions of FASB Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  Application of SFAS 71 depends on the Company’s ability to collect cost based rates from customers.  The recognition of regulatory assets requires a continued assessment of the recovery of the costs based on actions of the regulators.  The Company capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that the costs incurred will be recovered in future revenues as a result of the regulatory process.  Regulatory liabilities represent current recovery of expected future costs.  When applicable, the Company applies judgment in the use of these principles and the estimates are based on expected usage by a customer class over the designated recovery period.  See Note 3 of Notes to Consolidated Financial Statements for further disclosure of regulatory amounts.

Asset Retirement Obligations:  In accordance with FASB Statement of Financial Accounting Standards No.143, “Accounting for Asset Retirement Obligations” (SFAS 143), legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  DP&L makes assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to asset retirement obligations.  These assumptions and estimates are based on historical experience and assumptions that are believed to be reasonable at the time.

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

Financial Instruments:  DP&L applies the provisions of FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), for its investments in debt and equity financial instruments of publicly traded entities and classifies the securities into different categories:  held-to-maturity and available-for-sale.  Available-for-sale securities are carried at fair value and unrealized gains and losses on those securities, net of deferred income taxes, are presented as a separate component of shareholders’ equity.  Other than temporary declines in value are recognized currently in earnings.  Financial instruments classified as held-to-maturity are carried at amortized cost.  The valuation of public equity security investments is based upon market quotations.  The cost basis for public equity security and fixed maturity investments is average cost and amortized cost, respectively.

Insurance and Claims Costs:  A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DP&L and its subsidiaries.  Liabilities on the Consolidated Balance Sheet include insurance reserves which are based on actuarial methods and loss experience data.  Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of probable insured events occurring.  There is uncertainty associated with the loss estimates and actual results could differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits:  DP&L accounts for its pension and postretirement benefit obligations in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  These standards require the use of assumptions, such as the long-term rate of return on assets, in determining the obligations, annual cost, and funding requirements of the plans.  The Company discloses its pension and postretirement benefit plans as prescribed by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.”

In 2005, the Company maintained its long-term rate of return assumptions of 8.50% for pensions and 6.75% for other postretirement benefits assets that reflect the effect of recent trends on its long-term view.  However, in 2005, DP&L lowered its assumed discount rate for pensions and postretirement benefits expense by 50 basis points to 5.75% to reflect current interest rate conditions.  Changes in the discount rate and other components used in the determination of pension and postretirement benefits costs will result in an overall increase of approximately $2 million in such costs in 2005 compared to 2004.

In future periods, differences in the actual return on pension plan assets and assumed return or changes in the discount rate will affect the timing of contributions to the pension plan, if any, and the determination of whether or not a minimum liability should be recorded.  The Company provides postretirement healthcare benefits to employees who retired prior to 1987.  A one percentage point change in the assumed healthcare trend rate would affect postretirement benefit costs by approximately $0.1 million.

Contingencies:  The Company records liabilities for probable estimated loss in accordance with FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5). To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DP&L accrues for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  The Company evaluates the potential liability related to probable losses quarterly and may revise its estimates.

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

LEGAL AND OTHER MATTERS

A discussion of LEGAL AND OTHER MATTERS is described in Note 12 of Notes to Consolidated Financial Statements and in Item 3 - LEGAL PROCEEDINGS.  Such discussions are incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

The information required by this item of Form 10-K is set forth in the MARKET RISK section under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8 — Financial Statements and Supplementary Data

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Statement of Results of Operations

	For the years ended December 31,
$ in millions	2004	2003	2002

Revenues
Electric	$1,192.2	$1,183.4	$1,175.8

Operating Expenses
Fuel	257.0	226.2	208.6
Purchased power	116.4	92.7	106.9
Operation and maintenance	224.4	197.7	147.7
Depreciation and amortization	121.1	116.1	114.9
Amortization of regulatory assets, net (Note 3)	0.7	49.1	48.1
General taxes	103.2	106.8	109.4
Total operating expenses	822.8	788.6	735.6

Operating Income	369.4	394.8	440.2

Investment income (Note 1)	1.0	22.7	2.1
Other income (deductions)	2.9	7.1	8.4
Interest expense	(43.5)	(51.8)	(53.5)

Income Before Income Taxes and Cumulative Effect of Accounting Change	329.8	372.8	397.2

Income tax expense	120.8	150.4	151.6

Income Before Cumulative Effect of Accounting Change	209.0	222.4	245.6

Cumulative effect of accounting change, net of tax (Note 1)	—	17.0	—

Net Income	209.0	239.4	245.6

Preferred dividends	0.9	0.9	0.9

Earnings on Common Stock	$208.1	$238.5	$244.7

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Statement of CashFlows

	For the years ended December 31,
$ in millions	2004	2003	2002

Operating Activities
Net income	$209.0	$239.4	$245.6
Adjustments:
Depreciation and amortization	121.1	116.1	114.9
Amortization of regulatory assets, net	0.7	49.1	48.1
Deferred income taxes	(16.2)	(13.5)	(13.4)
Income from interest rate hedges (Note 1)	—	(21.2)	—
Gain on sale of property	(1.8)	—	—
Cumulative effect of accounting change, net of tax	—	(17.0)	—
Changes in working capital:
Accounts receivable	6.6	(1.0)	(3.1)
Accounts payable	11.5	7.3	(10.9)
Net intercompany receivables from parent	(0.2)	0.4	(7.5)
Accrued taxes payable	58.4	(30.6)	(5.3)
Accrued interest payable	0.5	(8.8)	—
Prepayments	0.6	(8.2)	(4.6)
Inventories	(20.2)	4.5	7.2
Deferred compensation assets	8.8	50.4	(0.3)
Deferred compensation obligations	5.2	(46.8)	(7.0)
Other	(2.8)	43.5	(2.9)
Net cash provided by operating activities	381.2	363.6	360.8

Investing Activities
Capital expenditures	(82.2)	(116.5)	(138.8)
Settlement of interest rate hedges (Note 1)	—	51.4	—
Proceeds from sale of property	2.3	—	—
Net cash used for investing activities	(79.9)	(65.1)	(138.8)

Financing Activities
Dividends paid on common stock	(300.0)	(298.7)	(204.5)
Issuance of long-term debt, net of issue costs (Note 7)	—	465.1	—
Retirement of long-term debt (Note 7)	(0.4)	(463.9)	(0.4)
Dividends paid on preferred stock	(0.9)	(0.9)	(0.9)
Net cash used for financing activities	(301.3)	(298.4)	(205.8)

Cash and Cash Equivalents:
Net change	—	0.1	16.2
Balance at beginning of year	17.2	17.1	0.9
Balance at end of year	$17.2	$17.2	$17.1

Cash Paid During the Year For:
Interest	$39.5	$56.2	$49.4
Income taxes	$79.9	$200.1	$180.2

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Balance Sheet

	At December 31,
$ in millions	2004	2003

Assets

Property
Property, plant and equipment	$3,944.6	$3,875.4
Less: Accumulated depreciation and amortization	(1,864.4)	(1,769.1)
Net property	2,080.2	2,106.3

Current Assets
Cash and cash equivalents (Note 1)	17.2	17.2
Accounts receivable, less provision for uncollectible accounts of $1.1 and $3.6, respectively	153.8	160.4
Inventories, at average cost (Note 2)	69.8	49.6
Prepaid taxes	46.4	46.4
Other (Note 2)	24.8	24.4
Total current assets	312.0	298.0

Other Assets
Income taxes recoverable through future revenues	32.5	43.3
Other regulatory assets	41.5	36.1
Other (Note 2)	175.2	176.4
Total other assets	249.2	255.8

Total Assets	$2,641.4	$2,660.1

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Balance Sheet

(continued)

	At December 31,
$ in millions	2004	2003

Capitalization and Liabilities

Capitalization
Common shareholder’s equity
Common stock	$0.4	$0.4
Other paid-in capital	782.9	780.5
Accumulated other comprehensive income	43.1	38.2
Earnings reinvested in the business	229.7	321.7
Total common shareholders’ equity	1,056.1	1,140.8

Preferred stock (Note 6)	22.9	22.9

Long-term debt (Note 7)	686.6	687.3
Total capitalization	1,765.6	1,851.0

Current Liabilities
Accounts payable	107.8	88.9
Accrued taxes	124.8	66.4
Accrued interest	10.7	10.2
Other (Note 2)	22.1	24.6
Total current liabilities	265.4	190.1

Deferred Credits and Other
Deferred taxes	365.8	381.7
Unamortized investment tax credit	49.3	52.2
Other (Note 2)	195.3	185.1
Total deferred credits and other	610.4	619.0

Contingencies (Note 12)

Total Capitalization and Liabilities	$2,641.4	$2,660.1

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

Consolidated Statement of Shareholders’ Equity

				Accumulated	Earnings
	Common Stock (a)			Other	Reinvested
	Outstanding		Other Paid-In	Comprehensive	In the
$ in millions	Shares	Amount	Capital	Income	Business	Total

2002 Beginning balance	41,172,173	$0.4	$820.4	$13.4	$341.8	$1,176.0

2002 :
Net income					245.6
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments				(25.1)
Minimum pension liability				(0.2)
Deferred income taxes related to unrealized gains (losses)				11.0
Total comprehensive income						231.3
Common stock dividend					(204.5)	(204.5)
Preferred stock dividend					(0.9)	(0.9)
Parent company capital contribution						—
Employee / Director stock plans			(40.3)			(40.3)
Other				0.1	(0.1)	—

Ending balance	41,172,173	$0.4	$780.1	$(0.8)	$381.9	$1,161.6

2003:
Net income					239.4
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments				17.0
Net change in deferred gains on cash flow hedges				29.5
Minimum pension liability				(0.2)
Deferred income taxes related to unrealized gains (losses)				(7.3)
Total comprehensive income						278.4
Common stock dividend					(298.7)	(298.7)
Preferred stock dividend					(0.9)	(0.9)
Parent company capital contribution						—
Employee / Director stock plans			0.3			0.3
Other			0.1	—	—	0.1

Ending balance	41,172,173	$0.4	$780.5	$38.2	$321.7	$1,140.8

2004:
Net income					209.0
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments				12.6
Net change in deferred gains on cash flow hedges				(1.5)
Minimum pension liability				(0.4)
Deferred income taxes related to unrealized gains (losses)				(5.8)
Total comprehensive income						213.9
Common stock dividend					(300.0)	(300.0)
Preferred stock dividend					(0.9)	(0.9)
Parent company capital contribution						—
Employee / Director stock plans			2.3			2.3
Other			0.1	—	(0.1)	—

Ending balance	41,172,173	$0.4	$782.9	$43.1	$229.7	$1,056.1

(a)  50,000,000 shares authorized.

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Overview

Description of Business

The Dayton Power and Light Company (DP&L or the Company) is a wholly-owned subsidiary of DPL Inc. (DPL).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24-county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  The Company also purchases retail peak load requirements from DPL Energy, LLC (DPLE), a wholly-owned subsidiary of DPL.  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.  The Company’s sales reflect the general economic conditions and seasonal weather patterns of the area.  In addition, DP&L sells any excess energy and capacity into the wholesale market.

Basis of Consolidation

DP&L prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when DP&L’s investment allows it the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.

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

Revenues and Fuel

DP&L records revenue for services provided but not yet billed to more closely match revenues with expenses.  Accounts Receivable on the Consolidated Balance Sheet include unbilled revenue of $60.5 million and $60.0 million in 2004 and 2003, respectively.  Also included in revenues are amounts charged to customers through a surcharge for recovery of uncollected amounts from certain eligible low-income households.  These charges were $8.3 million for 2004, $6.3 million for 2003, and $11.7 million in 2002.

Allowance for Uncollectible Accounts

DP&L establishes provisions for uncollectible accounts using both historical average credit loss percentages of accounts receivable balances to project future losses and specific provisions for known credit issues.

Property, Plant and Equipment

DP&L records its ownership share of its undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment is stated at cost.  For regulated plant, cost includes direct labor and material, allocable overhead costs and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  Capitalization of AFUDC ceases at either project completion or the date specified by regulators.  AFUDC capitalized for borrowed funds was zero in 2004, $0.1 million in 2003, and $0.1 million in 2002.  AFUDC capitalized for equity funds was $0.5 million in 2004, $0.6 million in 2003, and $0.4 million in 2002.

For unregulated plant, cost includes direct labor and material, allocable overhead costs and interest capitalized during construction.  Capitalized interest was $1.8 million in 2004, $8.3 million in 2003 and $12.7 million in 2002.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated Depreciation and Amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Depreciation

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life.  For generation, transmission and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.3% for 2004, 3.3% for 2003 and 3.2% for 2002.  Depreciation expense was $121.1 million in 2004, $116.1 million in 2003, and $114.9 million in 2002.

The following is a summary of property, plant and equipment with corresponding composite depreciation rates at December 31, 2004 and 2003:

$ in millions	2004	Composite Rate	2003	Composite Rate
Regulated:
Transmission	$337.8	2.6%	$335.2	2.5%
Distribution	929.6	3.6%	889.1	3.7%
General	58.9	8.7%	53.7	8.0%
Non-depreciable	54.4	0.0%	54.4	0.0%
Total regulated	$1,380.7		$1,332.4

Unregulated:
Production	$2,476.8	3.1%	$2,330.6	3.1%
Non-depreciable	15.1	0.0%	15.5	0.0%
Total unregulated	$2,491.9		$2,346.1

Total property in service	$3,872.6	3.3%	$3,678.5	3.3%
Construction work in progress	72.0	0.0%	196.9	0.0%

Total property, plant and equipment	$3,944.6		$3,875.4

Asset Retirement Obligations

DP&L adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) during 2003.  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  DP&L’s legal obligations associated with the retirement of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers and ash disposal facilities.  Application of SFAS 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced DP&L’s accumulated depreciation reserve by

$32.1 million due to cost of removal related to the non-regulated generation assets to other deferred credits.  Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets.  In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred.  Since the generation assets are not subject to Ohio regulation, DP&L recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations.  The total cumulative effect of the adoption of SFAS 143 increased net income and shareholders’ equity by $28.3 million before tax in 2003.

DP&L continues to record cost of removal for its regulated transmission and distribution assets through its depreciation rates and recovers those amounts in rates charged to its customers.  There are no known legal asset retirement obligations associated with these assets.  The Company has recorded $77.5 million and $72.0 million in estimated costs of removal at December 31, 2004 and 2003, respectively, as regulatory liabilities for its transmission and distribution property. (See Note 3 of Notes to Consolidated Financial Statements.)

Regulatory Accounting

DP&L applies the provisions of FASB Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  In accordance with SFAS 71, regulatory assets and liabilities are recorded in the Consolidated Balance Sheet.  Regulatory assets are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities represent current recovery of expected future costs.

If DP&L was required to terminate application of SFAS 71 for all of its regulated operations, the Company would have to record the amounts of all regulatory assets and liabilities in the Consolidated Statement of Results of Operations at that time.  (See Note 3 of Notes to Consolidated Financial Statements.)

Inventory

Inventories, carried at average cost, include coal, emission allowances, oil and gas used for electric generation and materials and supplies for utility operations.

Repairs and Maintenance

Costs associated with all planned work and maintenance activities, primarily power plant outages, are recognized at the time the work is performed.  These costs, which include labor, materials and supplies, and outside services required to maintain equipment and facilities, are either capitalized or expensed based on defined units of property as required by the Federal Energy Regulatory Commission (FERC).

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

	Years Ended December 31,
$ in millions	2004	2003	2002
Earnings on common stock, as reported	$208.1	$238.5	$244.7
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	0.7
Deduct: Total stock-based compensation expense determined under SFAS 123, net of related tax effects	(3.0)	(2.7)	(2.5)
Pro-forma earnings on common stock	$205.1	$235.8	$242.9

Income Taxes

DP&L applies the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes with tax effects of differences, based on currently enacted income tax rates between the financial reporting and tax basis of accounting, reported as Deferred Taxes in the Consolidated Balance Sheet.  Deferred Tax Assets are recognized for deductible temporary differences.  Valuation reserves are provided unless it is more likely than not that the asset will be realized.

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

DPL files a consolidated U.S. federal income tax return in conjunction with its subsidiaries, including the Company.  The consolidated tax liability is allocated to DPL, DP&L and other subsidiaries as specified in the DPL tax allocation agreement which provides a consistent, systematic and rational approach.  (See Note 4 of Notes to Consolidated Financial Statements.)

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value.  All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.  Cash and cash equivalents were $17.2 million at December 31, 2004 and 2003.

Insurance and Claims Costs

A wholly-owned captive subsidiary of DPL provides insurance coverage solely to DP&L and its subsidiaries.  Premiums for coverage are determined by a third-party actuary and charged to expense by the insured over the terms of the policies.  Liabilities on the Consolidated Balance Sheet include insurance reserves, which are based on actuarial methods and loss experience data.  Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of probable insured events occurring.  There is uncertainty associated with the loss estimates, and actual results may differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is re-evaluated.

During the three-year regulatory transition period ending December 31, 2003, business interruption policy payments from the captive subsidiary to DP&L occurred and were reflected in income.  In June 2003, the ultimate value of the business interruption risk coverage was settled between the captive insurance subsidiary and DP&L.  During the third quarter of 2003, the captive subsidiary settled the receivable recognized by DP&L for insurance claims under this policy.

Financial Derivatives

DP&L follows FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), as amended.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the Consolidated Balance Sheet and be measured at fair value and that changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction.

The Company also follows FASB Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and is effective for contracts entered into or modified after June 30, 2003.  This standard did not have a material effect on the Company.

DP&L uses forward contracts and options to reduce the Company’s exposure to changes in energy and commodity prices and as a hedge against the risk of changes in cash flows associated with expected electricity purchases.  These purchases are required to meet full load requirements during times of peak demand or during planned and unplanned generation facility outages.  The Company also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability.  The FASB concluded that electric utilities could apply the normal purchases and sales exception for option-type contracts and forward contracts in electricity subject to specific criteria for the power buyers and sellers under capacity contracts.  Accordingly, DP&L applies the normal purchases and sales exception as defined in SFAS 133 and accounts for these contracts upon settlement.

In May 2003, DP&L entered into 60-day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds.  These hedges were settled in July 2003 at a fair value of $51.4 million, reflecting increasing U.S. Treasury interest rates, and as a result, DP&L received this amount.  During 2003, the ultimate effectiveness of the hedges resulted in a gain of $30.2 million and was recorded in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet.  This amount is amortized into income as a reduction to interest expense over the ten- and fifteen-year lives of the hedges.  The ineffective portion of the hedge of $21.2 million was recognized as Other Income on the Consolidated Statement of Results of Operations during 2003.

DP&L also holds emission allowance options that are classified as derivatives not subject to hedge accounting.  The fair value of these contracts, which are in effect through 2004, is reflected as Other Current Assets or Other Current Liabilities on the Consolidated Balance Sheet and changes in fair value are recorded as Other Income (Deductions) on the Consolidated Statement of Results of Operations.  The effect was not material to results of operations during 2002 through 2004.

Financial Instruments

DP&L applies the provisions of FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), for its investments in debt and equity financial instruments of publicly traded entities and classifies the securities into different categories:  held-to-maturity and available-for-sale.  Available-for-sale securities are carried at fair value and unrealized gains and losses on those securities, net of deferred income taxes, are presented as a separate component of shareholders’ equity.  Other than temporary declines in value are recognized currently in earnings.  Financial instruments classified as held-to-maturity are carried at amortized cost.  The valuation of public equity security investments is based upon market quotations.  The cost basis for public equity security and fixed maturity investments is average cost and amortized cost, respectively.

Pension and Postretirement Benefits

DP&L accounts for its pension and postretirement benefit obligations in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  These standards require the use of assumptions, such as the long-term rate of return on assets, in determining the obligations, annual cost, and funding requirements of the plans.  The Company discloses its pension and postretirement benefit plans as prescribed by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.”

Legal, Environmental and Regulatory Contingencies

DP&L, in the normal course of business, is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  The Company believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, adequately reflect probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2004 cannot currently be reasonably determined.

Restatement of Financial Statements Previously Reported in the 2003 Form 10-K

On October 28, 2004, DP&L’s Audit Committee determined that the Company’s previously issued financial statements for the fiscal years ended December 31, 2001, 2002, and 2003 and for the quarters ended March 31, 2002 through September 30, 2003 should be restated.  The Audit Committee discussed the issues surrounding the restatement for the periods ending on or before December 31, 2002 with the Company’s independent accountants, PricewaterhouseCoopers LLP (PwC) and for periods ending after December 31, 2002 with the Company’s independent accountants, KPMG LLP (KPMG).  Both PwC and KPMG informed the Audit Committee that they concurred with the restatement decision.

As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, and for the quarters ended March 31, 2002 through December 31, 2002.  This restatement increased net income by $2.1 million to $245.6 million for 2002 and reduced net income by $1.7 million to $233.6 million for 2001.  The beginning balance in Earnings Reinvested in the Business for 2001 was reduced by $13.9 million to $191.5 million.  All applicable financial information contained in this Form 10-K and the 2003 Form 10-K gives effect to the following adjustments.

The following table identifies the adjustments made to previously-released consolidated financial statements:

	Net Income Increase (Decrease)
	For the years ended December 31,

			Periods Prior to
($ in millions)	2002	2001	2001
Description of Adjustment
Supplemental Executive Retirement Plan (1)	$3.8	$(0.8)	$(19.0)
Stock incentive units (2)	0.4	—	—
Accrued expenses (3)	(0.1)	(1.1)	(0.3)
Sub-total pre-tax impact	4.1	(1.9)	(19.3)

Income taxes on non-deductible costs (4)	(0.4)	(0.5)	(1.2)
Income taxes (5)	(1.6)	0.7	6.6
Total Net Income Impact	$2.1	$(1.7)	$(13.9)

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

Consolidated Balance Sheet:  At December 31, 2002, adjustment increased Deferred Credits and Other — Other by $19.0 million, Other Current Assets by $0.1 million, Accrued Taxes by $0.6 million, and reduced Accumulated Other Comprehensive Income by $2.3 million, Deferred Taxes by $7.3 million and Other Assets — Other by $0.6 million.

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

Consolidated Balance Sheet:  At December 31, 2002, adjustment increased Other Paid-in Capital, Net of Treasury Stock by $8.4 million, and reduced Deferred Credits and Other — Other by $8.8 million and Other Assets — Other by $0.1 million.

(3)  Reflects adjustment to record accrued expenses in the period in which these items were incurred.

Consolidated Statement of Results of Operations:  Adjustment decreased Other Income by $0.1 million in 2002; and increased Operation and Maintenance expense by $0.9 million and reduced Investment Income by $0.2 million in 2001.

Consolidated Balance Sheet:  At December 31, 2002, adjustment increased Accounts Payable by $1.1 million and reduced Accrued Taxes by $0.4 million and Current Assets — Other by $0.1 million.

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

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”.  SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123R establishes standards in which to account for transactions where an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or settled by issuance of equity instruments.  This statement focuses primarily on accounting for employee services paid for by share-based transactions.  SFAS 123R requires a public entity to measure the cost of employee services received and paid for by equity instruments to be based on the fair-value of such equity on the grant date.  This cost is recognized in results of operations over the period in which employees are required to provide service.  Liabilities initially incurred will be based on the fair-value of equity instruments and then be re-measured at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date will be estimated using option-pricing models and excess tax benefits will be recognized as an addition to paid-in capital.  Cash retained from the excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The provisions of this

Statement shall be effective for fiscal periods beginning after June 15, 2005.  DP&L is currently accounting for such share-based transactions granted after January 1, 2003, using SFAS 123, “Accounting for Stock-Based Compensation.”  DP&L is evaluating the effect of this new standard on the Company’s results of operations, cash flows and financial position.

Inventory Costs

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151).  The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The Company is evaluating the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company is evaluating the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1.  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits.  It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  The Company adopted FSP 106-2 on July 1, 2004 and the effect was not material to the Company’s results of operations, cash flows or financial position.

Other-Than-Temporary Impairment for Certain Investments

In June 2004, the Emerging Issues Task Force (EITF) issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which applied for periods effective beginning after June 15, 2004.  EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” (SFAS 124), and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting.  The Company adopted EITF 03-01 on July 1, 2004, and the effect was not material to the Company’s results of operations, cash flows or financial position.  In addition, the Company is disclosing unrealized gains and unrealized losses in accordance with this issue, specifically segregating the unrealized losses less than and greater than 12 months.

Equity Method of Accounting for Certain Investments

In September 2004, the EITF issued EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which applied for periods effective beginning after September 15, 2004.  EITF 02-14 addresses:  (1) whether an investor should apply the equity method of accounting to investments other than common stock, (2) if the equity method should be applied to investments other than common stock, how the equity method of accounting should be applied to those investments and, (3) whether investments other than common stock that have a “readily determinable fair value” under paragraph 3 of SFAS 115 should be accounted for in accordance with SFAS 115 rather than pursuant to EITF 02-14.  The Company evaluated the impact of this issue and determined it did not have a material impact on results of operations, cash flows or financial position.

The American Jobs Creation Act of 2004

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP FAS 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP FAS 109-2).  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  DP&L is still evaluating the impact of the Act on its results of operations, financial condition or cash flows.

Discontinued Operations

In November, 2004, the EITF issued EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB statement No. 144, Accounting for the Impairment or Disposal of Long - Lived Assets, in Determining whether to Report Discontinued Operations.”  This guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  Operating results related to a component that is either disposed of or classified as held for sale within an enterprise’s fiscal year that includes November 30, 2004, may be classified to reflect the consensus.  The Company has not completed its evaluation of this pronouncement but does not anticipate any material impact to its results of operations, cash flow or financial position.

2.              Supplemental Financial Information

	At December 31,
$ in millions	2004	2003

Inventories, at average cost
Plant materials and supplies	$29.1	$29.3
Fuel	40.1	19.5
Other	0.6	0.8
Total inventories, at average cost	$69.8	$49.6

Other current assets
Prepayments	$11.2	$10.8
Deposits and other advances	1.6	5.2
Current deferred income taxes	6.8	4.3
Miscellaneous work in progress	4.5	3.1
Other	0.7	1.0
Total other current assets	$24.8	$24.4

Other deferred assets
Master Trust assets	$106.4	$102.9
Prepaid pension	38.2	39.7
Unamortized loss on reacquired debt	23.8	26.6
Unamortized debt expense	5.6	5.9
Other	1.2	1.3
Total other deferred assets	$175.2	$176.4

Other current liabilities
Customer security deposits and other advances	$17.3	$10.6
Payroll taxes payable	—	10.1
Unearned revenues	0.3	1.2
Current portion—long-term debt	1.5	1.1
Other	3.0	1.6
Total other current liabilities	$22.1	$24.6

Other deferred credits
Asset retirement obligations — regulated property	$77.5	$72.0
Trust obligations	68.2	65.3
Retirees’ health and life benefits	32.4	33.7
Environmental reserves	0.1	0.2
Legal reserves	3.3	2.1
Asset retirement obligations — generation	5.1	4.9
Other	8.7	6.9
Total other deferred credits	$195.3	$185.1

3.              Regulatory Matters

DP&L applies the provisions of SFAS 71 to its regulated operations.  This accounting standard defines regulatory assets as the deferral of costs expected to be recovered in future customer rates and regulatory liabilities as current cost recovery for expected future expenditures.

Regulatory assets are reflected on the Consolidated Balance Sheet as “Income taxes recoverable through future revenues” and “Other regulatory assets”.  Regulatory liabilities are reflected on the Consolidated Balance Sheet under the caption entitled “Deferred Credits and Other — Other”.  Regulatory assets and liabilities on the Consolidated Balance Sheet include:

	At December 31,
$ in millions	2004	2003
Regulatory Assets:
Income taxes recoverable through future revenues	$32.5	$43.3
Electric Choice systems costs	19.8	18.8
Regional transmission organization costs	13.6	12.2
Power plant emission fees	3.6	1.7
Other costs	4.5	3.4
Total regulatory assets	$74.0	$79.4

Regulatory Liabilities:
Asset retirement obligations-regulated property	$77.5	$72.0
Total regulatory liabilities	$77.5	$72.0

Regulatory Assets

Management evaluates its regulatory assets each period and believes recovery of these assets is probable.  DP&L does not earn a return on any of its regulatory assets.

Income taxes recoverable through future revenues represent amounts due from customers for accelerated tax benefits that have been previously flowed through to customers and are expected to be recovered in the future as the accelerated tax benefits reverse.  This item will be recovered over the life of the utility plant.

Regional transmission organization costs represent costs incurred to join a Regional Transmission Organization that controls the receipts and delivery of bulk power within the service area.

Power plant emission fees represent costs paid to the State of Ohio for environmental oversight that are recovered under a PUCO rate rider from customers.

Other costs include consumer education advertising regarding electric deregulation and excessive storm damage costs incurred to restore customer service.

Electric Choice systems costs represent costs incurred to modify the customer billing system for unbundled rates and electric choice bills relative to other generation suppliers, supplier energy settlements, and information reports provided to the state administrator of the low-income electric program.  In February 2005, the Public Utilities Commission of Ohio (PUCO) approved a stipulation allowing DP&L recovery for certain costs incurred for modifications to its billing system from all customers in its service territory beginning January 1, 2006.  On March 4, 2005, the OCC filed a Motion for Rehearing.  That motion is pending.

Regulatory Liabilities

Asset retirement obligations reflect an estimate of amounts recovered in rates that are expected to be expended to remove existing regulated transmission and distribution property from service upon retirement.

4.              Income Taxes

	For the years ended December 31,
$ in millions	2004	2003	2002
Computation of Tax Expense
Federal income tax (a)	$111.7	$124.0	$132.5
State income tax (b)	10.8	16.7	18.5
Increases (decreases) in tax from—
Depreciation	(4.0)	(2.3)	2.1
Investment tax credit amortized	(2.9)	(2.9)	(2.9)
Non-deductible compensation	—	13.3	—
Provision in excess of statutory rate (c)	5.3	4.6	3.4
Other, net	(0.1)	(3.0)	(2.0)
Total tax expense (d)	$120.8	$150.4	$151.6

Components of Tax Expense
Taxes currently payable (b)	$136.8	$163.9	$165.0
Deferred taxes—
Regulatory assets	—	(17.3)	(16.8)
Liberalized depreciation and amortization	(10.0)	(10.2)	(1.4)
Fuel and gas costs	—	—	—
Other	(3.1)	16.9	7.7
Deferred investment tax credit, net	(2.9)	(2.9)	(2.9)
Total tax expense (d)	$120.8	$150.4	$151.6

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2004	2003
Net Non-Current (Liabilities)
Depreciation/property basis	$(381.8)	$(400.8)
Income taxes recoverable	(11.4)	(15.2)
Regulatory assets	(6.5)	(6.2)
Investment tax credit	17.3	18.3
Investment loss	—	—
Compensation/employee benefits	34.9	30.9
Other (e)	(18.3)	(8.7)
Net non-current (liability)	$(365.8)	$(381.7)

Net Current Asset	$6.8	$4.3

(a)       The statutory tax rate of 35% was applied to pre-tax income before preferred dividends.

(b)       The Company has recorded $11.7 million, $1.8 million and $2.7 million in 2004, 2003 and 2002, respectively, for state tax credits available related to the consumption of coal mined in Ohio.

(c)        The Company has recorded $5.3 million, $4.6 million and $3.4 million in 2004, 2003 and 2002, respectively, of tax provision for tax deduction or income position taken in prior tax returns that the Company believes were properly treated on such tax returns but for which it is possible that these positions may be contested.  The Internal Revenue Service is currently examining returns for 1999 through 2003, and periods prior to 1999 have been closed.

(d)       Excludes $11.3 million in 2003 of income taxes reported as cumulative effect of accounting change, net of income  taxes.

(e)        Other non-current liabilities include deferred tax assets related to state tax net operating loss carryforwards, net of any related valuation reserves of zero in 2004 and 2003, and $0.5 million in 2002.  These net operating losses expire in 2016 and 2017.

5.              Pension and Postretirement Benefits

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

Change in Projected Benefit Obligation ($ in millions)	Pension		Postretirement
	2004	2003	2004	2003

Projected benefit obligation at January 1	$264.5	$248.5	$33.5	$35.7
Service cost	3.5	3.3	—	—
Interest cost	16.0	16.3	1.9	2.2
Actuarial (gain) loss	15.0	14.7	(0.3)	(1.1)
Benefits paid	(18.5)	(18.3)	(3.1)	(3.3)
Projected benefit obligation at December 31	$280.5	$264.5	$32.0	$33.5

Change in Plan Assets ($ in millions)
Fair value of plan assets at January 1	$258.9	$247.1	$9.7	$10.7
Actual return on plan assets	25.1	29.7	0.2	0.3
Contributions to plan assets	0.4	0.4	2.1	2.0
Benefits paid	(18.5)	(18.3)	(3.1)	(3.3)
Fair value of plan assets at December 31	$265.9	$258.9	$8.9	$9.7

Reconciliation to the
Consolidated Balance Sheet ($ in millions)
Funded status of the plan	$(14.6)	$(5.6)	$(23.1)	$(23.8)
Unrecognized transition (asset) liability	—	—	0.5	0.7
Unrecognized prior service cost	10.2	13.0	—	—
Unrecognized net (gain) loss	64.9	55.2	(11.2)	(12.4)
Net amount recognized	$60.5	$62.6	$(33.8)	$(35.5)

Total Amounts Recognized in the Consolidated Balance Sheet ($ in millions)
Other assets	$56.6	$59.1	$—	$—
Accumulated other comprehensive income	3.9	3.5	—	—
Other deferred credits	—	—	(33.8)	(35.5)
Net amount recognized	$60.5	$62.6	$(33.8)	$(35.5)

The accumulated benefit obligation for DP&L’s defined benefit plans was $269.4 million and $254.7 million at December 31, 2004, and 2003, respectively.

The net periodic benefit (income) cost of the pension and postretirement benefit plans at December 31 were:

Net Periodic Benefit (Income) Cost ($ in millions)	Pension			Postretirement
	2004	2003	2002	2004	2003	2002
Service cost	$3.5	$3.3	$3.7	$—	$—	$—
Interest cost	16.0	16.3	17.9	1.9	2.1	2.4
Expected return on assets (a)	(21.7)	(25.1)	(30.7)	(0.6)	(0.7)	(0.7)
Amortization of unrecognized:
Actuarial (gain) loss	2.0	0.1	(2.7)	(1.1)	(1.3)	(1.2)
Prior service cost	2.7	2.8	2.9	—	—	—
Transition obligation	—	—	—	0.2	0.2	2.9
Net pension benefit (income) cost	$2.5	$(2.6)	$(8.9)	$0.4	$0.3	$3.4

(a)       The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-related value systematically over a three-year period.

DP&L’s pension and postretirement plan assets were comprised of the following asset categories at December 31:

Asset Category	Pension		Postretirement
	2004	2003	2004	2003
Common stocks	9%	7%	—	—
Mutual funds	84%	78%	-	-
Cash and cash equivalents	3%	6%	4%	2%
Fixed income government securities	—	1%	96%	98%
Alternative investments	4%	8%	—	—
Total	100%	100%	100%	100%

Plan assets are invested using a total return investment approach whereby a mix of equity securities, mutual funds, fixed income investments, alternative investments, and cash and cash equivalents are used to preserve asset values, diversify risk and achieve the Company’s target investment return benchmark.  Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and financial condition of the Company.  Investment performance and asset allocation is measured and monitored on an ongoing basis.  At December 31, 2004, $22.6 million of DPL Inc. common stock was held as plan assets.

DP&L’s expected return on plan asset assumptions, used to determine benefit obligations, are based on historical long-term rates of return on investment, which uses the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors, such as inflation and interest rates, as well as asset diversification and portfolio rebalancing, are evaluated when long-term capital market assumptions are determined.  Peer data and historical returns are reviewed to verify reasonability and appropriateness.

DP&L’s overall expected long-term rate of return on assets is approximately 8.50%.  The expected long-term rate of return is based on the assets as a whole, and not on the sum of the returns on individual asset categories.  This expected return is based exclusively on historical returns, without adjustments.  There can be no assurance of DP&L’s ability to generate that rate of return in the future.

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:

Benefit Obligation Assumptions	Pension		Postretirement
	2004	2003	2004	2003
Discount rate for obligations	5.75%	6.25%	5.75%	6.25%
Increase rate of compensation	4.00%	4.00%	—	—

The weighted-average assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were:

Net Periodic Benefit (Income) Cost Assumptions	Pension			Postretirement
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected rate of return on plan assets	8.50%	8.75%	9.00%	6.75%	6.75%	7.00%
Increase rate of compensation	4.00%	4.00%	4.00%	—	—	—

The assumed health care cost trend rates at December 31 are as follows:

	Expenses		Benefit Obligation
Health Care Cost Assumptions	2004	2003	2004	2003

Current health care cost trend rate	10.00%	8.00%	10.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Ultimate health care cost trend rate — year	2009	2007	2010	2007

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation:

Effect of Change in Health
Care Cost Trend Rate ($ in millions)	Increase 1%	Decrease 1%

Service cost plus interest cost	$0.1	$(0.1)
Benefit obligation	$2.0	$(1.9)

The following benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments
($ in millions)	Pension	Postretirement

2005	$19.3	$3.9
2006	$19.3	$3.5
2007	$19.7	$3.4
2008	$19.8	$3.4
2009	$19.8	$3.3
2010 - 2014	$104.1	$13.8

DP&L expects to contribute $0.4 million to its pension plan and $2.0 million to its other postretirement benefits plan in 2005.

6. Preferred Stock

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

Preferred Stock	Rate	Current Redemption Price	Current Shares Outstanding at December 31, 2004	Par Value at December 31, 2004 and 2003 ($ in millions)

Series A	3.75%	$102.50	93,280	$9.3
Series B	3.75%	$103.00	69,398	7.0
Series C	3.90%	$101.00	65,830	6.6
Total Preferred Stock			228,508	$22.9

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

7.              Long-term Debt, Notes Payable, and Compensating Balances

	At December 31,
$ in millions	2004	2003
First mortgage bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution control series maturing through 2027 - 6.43% (a)	104.4	104.8
	574.4	574.8
Guarantee of Air Quality Development Obligations - 6.10% Series due 2030	110.0	110.0
Obligation for capital leases	3.8	4.3
Unamortized debt discount and premium (net)	(1.6)	(1.8)
Total	$686.6	$687.3

(a)       Weighted average interest rates for 2004 and 2003.

The amounts of maturities and mandatory redemptions for first mortgage bonds and the capital leases are $1.5 million in 2005, $1.3 million in 2006, $9.5 million in 2007, $0.7 million in 2008 and $0.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from issuance of new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company is required to pay additional interest of 0.50% until a registration statement is declared effective at which point the additional interest shall be reduced by 0.25%.  The remaining additional interest of 0.25% will continue until the exchange offer is completed.  The exchange offer registration for these securities is expected to be filed during the first quarter of 2005.

In December 2003, DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million.  The Company had no outstanding borrowings under its revolving credit facility and no outstanding commercial paper balances at year-end 2004 or 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  The Company has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  As of December 31, 2004, DP&L had nine outstanding letters of credit for a total of $8.6 million.  On February 24, 2005, the Company entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced the Company’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements during this period and may be increased up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  The Company had no outstanding borrowings under this credit facility at year-end 2004.  Fees associated with this credit facility were approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent.  None of the debt obligations of DP&L are guaranteed or secured by its parent or affiliates, and no cross-collateralization exists between the Company and DPL or any affiliate.

8.              Employee Stock Plans

In 2000, DPL’s Board of Directors adopted and its shareholders approved The DPL Inc. Stock Option Plan.  The plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  On February 1, 2000, options were granted at an exercise price of $21.00, which was above the market price of $19.06 per share on that date.  The exercise price of options granted after that date approximated the market price of the stock on the date of grant.  Options granted in 2000 and 2001 represent three-year awards, which vest over five years from the grant date, and expire ten years from the grant date.  Options granted in 2002 vest over three years and expire ten years from the grant date.  Options granted in 2003 vest in five years and expire ten years from the grant date.  In 2004, 200,000 options were granted that vest over two years and expire seven years from the grant date, 20,000 options were granted that vest in one year and expire ten years from the grant date, and 30,000 options were granted that vest over three years and expire ten years from the grant date.  At December 31, 2004, there were 789,832 options available for grant.

Summarized stock option activity was as follows:

	2004	2003	2002
Options:
Outstanding at beginning of year	6,960,168	7,143,500	7,232,500
Granted (a)	250,000	100,000	700,000
Exercised	—	—	—
Forfeited	—	(283,332)	(789,000)
Outstanding at year-end	7,210,168	6,960,168	7,143,500
Exercisable at year-end	—	—	—

Weighted average option prices per share:
Outstanding at beginning of year	$20.81	$21.05	$21.99
Granted	$21.86	$15.88	$14.95
Exercised	—	—	—
Forfeited	—	$25.04	$21.96
Outstanding at year-end	$21.23	$20.81	$21.05
Exercisable at year-end	—	—	—

(a)       DPL originally granted 300,000 options during 2002 to Mr. Peter H. Forster, formerly DPL’s Chairman, that caused the number of options to be held by Mr. Forster to exceed the maximum number allowed to be held by one participant under the option plan approved by the shareholders.  Therefore, 200,000 options, representing the excess over the allowable maximum, have been revoked.  As a result of the lawsuit filed by the Company, DPL and MVE against Mr. Forster, the Company seeks to revoke other options.

The weighted-average fair value of options granted was $4.23, $2.68 and $2.56 per share in 2004, 2003 and 2002, respectively.  The fair values of the options were estimated as of the dates of grant using a Black-Scholes option pricing model utilizing the following assumptions:

	2004	2003	2002

Volatility	28.5%	24.0%	24.0%
Expected life (years)	6.4	8.0	8.0
Dividend yield rate	4.8%	4.5%	4.3%
Risk-free interest rate	3.9%	3.7%	3.4%

The following table reflects information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price

$14.95-$21.00	6,731,668	5.4 years	$20.48	—	—
$21.01-$29.63	478,500	6.2 years	$28.76	—	—

9. Ownership of Facilities

DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests.  As of December 31, 2004, DP&L had $27 million of construction in progress at such facilities.  DP&L’s share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheet.

DP&L’s undivided ownership interest in such facilities at December 31, 2004, is as follows:

			DP&L
	DP&L Share		Investment
		Production	Gross Plant
	Ownership	Capacity	In Service
	(%)	(MW)	($ in millions)
Production Units:
Beckjord Unit 6	50.0	207	$61
Conesville Unit 4	16.5	129	31
East Bend Station	31.0	186	184
Killen Station	67.0	414	421
Miami Fort Units 7 & 8	36.0	360	194
Stuart Station	35.0	823	353
Zimmer Station	28.1	365	1,041

Transmission (at varying percentages)			88

10.  Business Segment Reporting

DP&L is a public utility providing electric services to over 500,000 retail customers in West Central Ohio.  Assets and related costs associated with the Company’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment captioned Electric.

	For the years ended December 31,
$ in millions	2004	2003	2002
Revenues
Electric	$1,192.2	$1,183.4	$1,175.8

Operating income
Electric	$418.3	$445.8	$445.6
Other (a)	(48.9)	(51.0)	(5.4)
Total operating income	369.4	394.8	440.2

Investment income	1.0	22.7	2.1
Interest expense	(43.5)	(51.8)	(53.5)
Other income (deductions)	2.9	7.1	8.4
Income before income taxes and accounting change	$329.8	$372.8	$397.2

Depreciation and amortization
Electric	$121.1	$116.1	$114.9

Expenditures — construction additions
Electric	$92.7	$98.1	$129.4

Assets
Electric	$2,497.7	$2,519.0	$2,600.4
Unallocated corporate assets	143.7	141.1	156.9
Total assets	$2,641.4	$2,660.1	$2,757.3

(a) Includes unallocated corporate items.

11. Financial Instruments

The fair value of DP&L’s financial instruments is based on current public market prices, discounted cash flows using current rates for similar issues with similar terms and remaining maturities, or independent party valuations, which are believed to approximate market.  The table below presents the fair value, unrealized gains and losses, and cost of these instruments at December 31, 2004 and 2003.

	At December 31,
	2004					2003
		Gross Unrealized					Gross Unrealized
			Losses					Losses
$ in millions	Fair Value	Gains	less than 12 months	more than 12 months	Cost	Fair Value	Gains	less than 12 months	more than 12 months	Cost
Assets
Available-for-sale securities	$92.4	$34.5	$—	$(2.9)	$60.8	$72.9	$21.7	$(0.1)	$(3.0)	$54.3
Other	0.8	0.8	—	—	—	—	—	(0.1)	—	0.1
Held-to-maturity debt securities (a)	14.7	—	(0.1)	—	14.8	30.6	0.2	—	-	30.4

Total assets	$107.9				$75.6	$103.5				$84.8

Liabilities
Long-term debt (b)	$681.9				$688.1	$692.6				$688.4

(a)  Maturities range from 2005 to 2031.

(b)  Includes current maturities.

Realized gains and (losses) for available-for-sale securities were $0.1 million and an insignificant loss in 2004,  $1.1 million and $(0.8) million in 2003, and $0.3 million and $(2.8) million in 2002, respectively.

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

Concentration of Credit Risk

Financial instruments expose DP&L to counterparty credit risk for nonperformance and to market risk related to changes in interest rates.  The Company manages the exposure to counterparty credit risk through diversification and monitoring concentrations of credit risk.  The counterparties are substantial investment and commercial banks and other creditworthy counterparties.  DP&L monitors the impact of market risk by considering changes in interest rates and restricts the use of derivative financial instruments to hedging activities.

12. Commitments and Contingencies

Contingencies

In the normal course of business, DP&L is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  The Company believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  (See Note 2 of Notes to Consolidated Financial Statements.)  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s

Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2004, cannot be reasonably determined.

Environmental Matters

DP&L’s facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, the Company has investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  The Company has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  The Company records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS).  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the Company accrues for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  DP&L evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on the Company’s results of operations and financial position.

Legal Matters

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DPL and MVE in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserted that the Company, DPL and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company and DPL.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  (See Note 14 of Notes to Consolidated Financial Statements for further information.)  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DPL and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004, Mr. Forster and Ms. Muhlenkamp filed memoranda opposing these motions.  On November 10, 2004, U.S. District Court for the Middle District of Florida, Jacksonville Division, granted defendants’ motion to dismiss this case.

On August 24, 2004, the Company, DPL and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments and the propriety of the distributions and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  The Company, DPL and MVE seek, among other things, damages in excess of $25 thousand, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that the Company, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery.  The Company and DPL have filed briefs opposing those motions.  In addition, pursuant to applicable statues, regulations and agreements, the Company and DPL have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and the Company and DPL in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Forster and Muhlenkamp filed a motion in the Company’s and DPL’s Ohio litigation seeking to compel the

Company and DPL to pay all attorneys’ fees and expenses that they have not advanced to them.  The Company and DPL have filed a brief opposing that motion.  All of the foregoing motions are pending.  The Company and DPL continue to evaluate all of these matters and are considering other claims against Defendants Forster, Koziar and/or Muhlenkamp that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and Company investments, the calculation of benefits under the SERP and financial reporting with respect to such benefits, and, with respect to Mr. Koziar, the fulfillment of duties owed to the Company and DPL as their legal counsel.  Cumulatively through December 31, 2004, the Company and DPL have accrued for accounting purposes, obligations of approximately $40 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company and DPL dispute Defendants’ entitlement to any of those sums and, as noted above, are pursuing litigation against them contesting all such claims.  The Company and DPL cannot currently predict the outcome of that litigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company and DPL are cooperating with the investigation.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into its financial condition as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions DPL has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate to resolve any outstanding issues in the investigation.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified the Company and DPL that it has initiated an inquiry involving matters connected to the Company’s and DPL’s internal investigation.  The Company and DPL are cooperating with this investigation.

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

On March 3, 2005, DP&L received a notice that the FERC had instituted an operational audit of DP&L regarding its compliance with its Code of Conduct within the transmission and generation areas.  The FERC has provided DP&L with a data request and DP&L is cooperating in the furnishing of requested information.  DP&L cannot predict the outcome of this operational audit.

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

In June 2002, a contractor’s employee received a verdict against DP&L for injuries he sustained while working at a DP&L power station.  The Court awarded the contractor’s employee compensatory damages of approximately $0.8 million and prejudgment interest of approximately $0.6 million.  On April 28, 2004, the appellate court upheld this verdict except the award for prejudgment interest.  On September 1, 2004, the Ohio Supreme Court refused to hear the case, so the matter was remanded to the trial court for a re-determination of whether prejudgment interest should be awarded.  The trial court heard this matter on October 15, 2004.  On November 1, 2004, DP&L paid approximately $976 thousand to the contractor’s employee to satisfy the judgment and post-judgment interest.  On December 6, 2004, the trial court ruled that prejudgment interest should be reduced to approximately $30 thousand.  Both parties have appealed this decision.  The appeal is pending.

Long-term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At December 31, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Long-term debt	$0.4	$9.0	$—	$673.8	$683.2
Interest payments	37.7	74.9	74.0	336.4	523.0
Pension and Postretirement payments	23.2	45.9	46.3	117.9	233.3
Capital leases	1.1	1.8	1.4	0.6	4.9
Operating leases	0.6	0.6	—	—	1.2
Coal contracts (a)	232.1	397.4	83.7	85.7	798.9
Other long-term obligations	8.4	8.7	0.5	—	17.6
Total long-term obligations	$303.5	$538.3	$205.9	$1,214.4	$2,262.1

(a)  DP&L-operated units.

Long-term debt:

Long-term debt as of December 31, 2004, consists of first mortgage bonds and guaranteed air quality development obligations and includes current maturities and unamortized debt discount.  (See Note 7 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and Postretirement payments:

As of December 31, 2004, DP&L had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2014.

Capital leases:

As of December 31, 2004, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of December 31, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

The Company has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of December 31, 2004, the Company had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments, which may affect the liquidity of its operations.  At December 31, 2004, these include:

	Year of Expiration
Commercial Commitments ($ in millions)	2005	2006 &2007	2008 &2009	Thereafter	Total
Credit facilities	$100.0	$—	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$100.0	$17.8	$—	$—	$117.8

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the

Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At December 31, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

13. Certain Relationships and Related Transactions

Under the Securityholders and Registration Rights Agreement among DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc., KKR had the right to designate one person for election to, and one person to attend as a non-voting observer at all meetings of, the DP&L and DPL Boards of Directors for as long as Dayton Ventures LLC and its affiliates continue to beneficially own at least 12.64 million common shares of DPL, including shares issuable upon exercise of warrants.  Scott M. Stuart, a director during fiscal 2003, and George R. Roberts, a non-voting observer, were the KKR designees in 2003 pursuant to this agreement.  Mr. Stuart resigned from the Board and Mr. Roberts ceased to be a non-voting observer of the Board as of April 2004.  As a result of the transfer of warrants from KKR to an unaffiliated third party during December 2004 through January 2005, KKR no longer owns any warrants or common stock of DPL.  Accordingly, KKR no longer has the right to appoint one member and one observer to both the Company and DPL Boards of Directors and the Securityholders and Registration Rights Agreement was amended to delete these, and other, rights.

In 1996, the Company and DPL entered into a consulting contract pursuant to which Peter H. Forster agreed to (i) serve, in a non-employee capacity, as Chairman of the Board of Directors of the Company, DPL and MVE, and as Chairman of the Executive Committee of the Board of Directors of the Company and DPL and (ii) provide advisory and strategic planning consulting services.  The terms and conditions of such consulting contracts are described in the section entitled “Consulting Contract and Employment Agreements.”

Mr. Forster resigned on May 16, 2004.  In connection with Mr. Forster’s resignation, the Company and DPL reserved all rights and defenses and Mr. Forster reserved all rights and entitlements under applicable law and under any existing agreement between Mr. Forster, the Company and all of its subsidiaries.  Mr. Forster filed a lawsuit against the Company, DPL and MVE alleging claims against the Company, DPL and MVE for breach of contract, conversion, promissory estoppel and declaratory judgment relating to his consulting agreement.  That lawsuit, filed in Florida, was dismissed in November 2004 for lack of jurisdiction.  The Company, DPL and MVE have filed a lawsuit against Mr. Forster alleging that he breached his fiduciary duties and breached his consulting contract and claim that they no longer owe Mr. Forster any further benefits under his contract.  (See Note 12 of Notes to Consolidated Financial Statements.)

In October 2001, the Company and DPL entered into an Administrative Services Agreement (the ASA) with Valley Partners, Inc. (Valley) and the individual trustees of certain master trusts which hold the assets of various executive and director compensation plans.  The ASA engaged Valley to provide administrative and recordkeeping functions on behalf of the master trusts upon a change of control of the Company or DPL in exchange for a 1.25% administration fee based on the market value of all assets of the master trusts.  The ASA also called for Valley to provide investment advice as requested by the trustees.  The 1.25% fee payable to Valley under the ASA was in addition to the annual management fee payable to Valley.

In October 2001, the Company and DPL also entered into a Trustee Fee Agreement (the TFA) with Richard Chernesky, Richard Broock and Frederick Caspar, attorneys at Chernesky, Heyman & Kress P.L.L., a law firm that represented the Company and DPL.  Upon a change of control of the Company or DPL, Messrs. Chernesky, Broock and Caspar would become the sole trustees of the master trusts and would succeed to all of the duties of DPL’s Compensation Committee under the compensation plans funded through the master trusts in exchange for an annual fee of $500 thousand.  This fee would not be reduced by payments made to Valley under the ASA.

The MSAs, ASA and TFA (Valley Partners Agreements) were terminated by an agreement executed in January 2004, but effective as of December 15, 2003.  The financial assets were not sold or transferred prior to such termination and therefore the agreements never became effective and no compensation was ever paid under them.  Mr. Forster’s and Ms. Muhlenkamp’s consulting and compensation arrangements were governed by the terms of the consulting contract between the Company, DPL and Mr. Forster and the employment agreement between the Company, DPL and Ms. Muhlenkamp, respectively.

On February 2 and 3, 2004 Mr. Koziar sent letters to Mr. Forster and Ms. Muhlenkamp purporting to amend their consulting and employment agreements to provide change of control protections regarding their MVE payments.  In addition, on February 2, 2004, Mr. Koziar sent Mr. Forster a letter purporting to amend his consulting agreement to provide additional terms and to increase his compensation.  However, none of those purported amendments had been approved by the DPL Compensation Commitee.

On April 26, 2004, the Company and DPL entered into a new Trustee Fee Agreement (New TFA) with Messrs. Chernesky, Broock and Caspar that would have become effective upon a change of control of the Company or DPL.  If the New TFA became effective, it provided that Messrs. Chernesky, Broock and Caspar would serve as the sole trustees of the master trusts in exchange for an annual fee of $250 thousand during the New TFA’s term.  On October 14, 2004, at the request of the Company and DPL, Messrs. Chernesky, Broock and Caspar submitted their resignations to the Company and DPL.

The Company has reviewed the termination of the Valley Partners Agreements, and the purported amendments and agreements sent to Mr. Forster and Ms. Muhlenkamp on February 2, 2004, and has initiated legal proceedings asserting breach of fiduciary duty by Messrs. Forster and Koziar and Ms. Muhlenkamp, and challenging the propriety and/or validity of those terminations, purported amendments and agreements.

14.  Subsequent Events

January Ice Storm

During January 2005, the Company incurred approximately $8.2 million relating to a severe ice storm.  The Company believes these costs are recoverable and in January 2005 recorded these costs as regulatory assets.

15.  Other Matters

Audit Committee Investigation and Related Matters

On March 10, 2004, the Company’s controller, Daniel Thobe, sent a memorandum (the Thobe Memorandum) to W August Hillenbrand, the Chairman of the DPL Audit Committee of the Board of Directors (the Audit Committee).  The Thobe Memorandum expressed Mr. Thobe’s “concerns, perspectives and viewpoints” regarding financial reporting and governance issues within the Company.  The four general categories of issues identified by Mr. Thobe were: (i) “disclosure issues” concerning agreements with Valley Partners, Inc. (a company owned by Peter H. Forster, formerly DPL’s and DP&L’s Chairman, and Caroline E. Muhlenkamp, formerly DPL’s and DP&L’s Group Vice President and interim Chief Financial Officer), the reporting of executive perquisite compensation in DPL’s proxy statement, segment reporting concerning DPL’s subsidiary, MVE, and disclosure of Ms. Muhlenkamp’s compensation; (ii) “internal control issues” including a lack of information regarding certain journal entries and a lack of supporting documentation for travel-related expenses of certain senior executives; (iii) “process issues,” which include the processes relating to recent purported amendments to the Company’s and DPL’s deferred compensation plans, the classification of Mr. Forster as an independent contractor, and untimely payroll processing; and (iv) “communication issues” relating to changes to the 2003 management bonus that were not communicated to the staff and “current practices and processes” that have created an unfavorable “tone at the top” environment.

On March 15, 2004, the Audit Committee retained the law firm of Taft, Stettinius & Hollister LLP (TS&H) to represent the Audit Committee in an independent review of each of the matters raised by the Thobe Memorandum.  TS&H subsequently retained an accounting firm as a forensic accountant to assist in this review.  On April 27, 2004, TS&H submitted a written report of its findings to the members of the Audit Committee (the Report).  A copy of the Report was filed as an exhibit to the 2003 Form 10-K.  TS&H stated in its Report that no person had indicated to it, nor had it uncovered in the course of its review, any uncorrected material inaccuracies in the Company’s and DPL’s books and records.  Further, TS&H reported that it had determined that some of

Mr. Thobe’s concerns were based on incomplete information or were matters of judgment.  TS&H did, however, recommend further follow-up by the Audit Committee and improvements relating to disclosures, communication, access to information, internal controls and the culture of the Company and DPL Inc. in certain areas.

The findings in the Report include:

        (i)        No material deficiency was found concerning the amounts reported as perquisites received by named executive officers in DPL’s recent proxy filings.

        (ii)       No new information was uncovered that would cause TS&H to conclude that DPL must change its position on the issue of segment reporting for its MVE, Inc. subsidiary.  TS&H stated that DPL should continue to make this accounting judgment.  For 2003, DPL reevaluated the financial reporting requirements under FASB Statement of Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” and concluded it was appropriate in 2003 to begin reporting its Financial Asset Portfolio as a separate business segment because of the increased executive-level attention and emphasis on financial reporting during the year.

        (iii)      There is evidence of a reasonable basis for the DPL’s position that Ms. Muhlenkamp was not an executive officer prior to her appointment as Group Vice President and interim Chief Financial Officer in April 2003.

        (iv)      TS&H did not discover any uncorrected material inaccuracies in the Company’s or DPL’s journal entries.

        (v)       There is evidence to support the Company’s and DPL’s position that Mr. Forster was an independent contractor for tax purposes.  The Company and DPL had consistently taken this position since 1996.

        (vi)      The Company’s and DPL’s employee bonus program appears to have been handled by the Company and DPL in accordance with their discretionary authority.

        (vii)     TS&H’s recommendation that the Company and DPL disclose and file certain agreements with Valley Partners, Inc., which are no longer in effect.  Such disclosure was made in the DPL Inc. and DP&L 2003 Form 10-Ks and the agreements were referenced as Exhibits.

        (viii)    Approximately $355 thousand of business expense reimbursements of Mr. Forster and Ms. Muhlenkamp for the years 2001 through 2003 lacked complete documentation that would verify a business purpose.  The Report also stated that approximately $355 thousand of expenses related to use of the corporate aircraft by Messrs. Koziar and Forster and Ms. Muhlenkamp for the years 2001 through 2003 also lack complete documentation that would verify a business purpose.  The Report stated Messrs. Koziar and Forster and Ms. Muhlenkamp have stated that they believe all such charges are legitimate business expenses.

        (ix)       The Company’s DPL’s deferred compensation plans were amended in December 2003 with the approval of the DPL Compensation Committee to permit cash distributions to participants with balances in excess of $500 thousand or mandated share holding amounts from their respective deferred compensation accounts.  The effect was to permit cash distributions from such accounts only to Messrs. Forster and Koziar and Ms. Muhlenkamp.  According to the Report, DPL’s loss of future deductibility of the distributions to Mr. Koziar and Ms. Muhlenkamp resulted in a reduction in DPL’s after-tax income for 2003 of approximately $9.5 million.  TS&H viewed the planning, presentation and adoption of these purported plan amendments as a process weakness by the Company’s and DPL’s management that should be addressed by the Compensation and Audit Committees.  Notwithstanding this finding, as discussed in Note 12, the Company and DPL have initiated legal proceedings challenging the effectiveness of these purported amendments.

        (x)        An isolated instance of untimely payroll processing appears to have been caused by employee miscommunication during the period the Company and DPL, converted its payroll to the ADP system.

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

        (iii)      Additional information and documentation provided by senior management verified a business purpose for more of the personal usage of corporate aircraft by Messrs. Forster and Koziar and Ms. Muhlenkamp, thereby decreasing the potential underreported taxable income for such individuals from the original estimate of $335 thousand to approximately $225 thousand.

        (iv)      TS&H reviewed the historical accrual of deferred compensation for Messrs. Forster and Koziar and Ms. Muhlenkamp from 1998 through 2003 and was provided some form of documentation relating to the DPL Compensation Committee’s action or state of knowledge regarding each of the deferred compensation awards except for an award to Mr. Forster in the amount of $100 thousand and an award to Ms. Muhlenkamp in the amount of $1.0 million.

The Audit Committee considered the Report and Supplement at a meeting held on May 16, 2004.  After its review and consideration, the Audit Committee recommended that the full Board of Directors accept the Report and the Supplement.  At a meeting held on May 16, 2004, the Board of Directors accepted the Report and Supplement, including the findings and recommendations set forth therein.

In 2004 corrective action was taken with regard to internal controls, process issues and tone at the top as identified in the Report.  The Audit Committee, the Company’s and DPL’s senior management continue to evaluate the Report and Supplement, and are considering what additional action, if any, to take in response to the findings and recommendations therein.

Governmental and Regulatory Inquiries

On April 7, 2004, the Company received notice that the staff of the Public Utilities Commission of Ohio (PUCO) is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions DPL has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate with the PUCO to resolve any outstanding issues in this investigation.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified the Company that it has initiated an inquiry involving matters connected to the Company’s internal investigation.  The Company is cooperating with this investigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to the Company regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company provide, certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  The Company is cooperating with these requests.

On March 3, 2005, DP&L received a notice that the FERC had instituted an operational audit of DP&L regarding its compliance with its Code of Conduct within the transmission and generation areas.  The FERC has provided DP&L with a data request and DP&L is cooperating in the furnishing of requested information.  DP&L cannot predict the outcome of this operational audit.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
The Dayton Power and Light Company:

We have audited the accompanying consolidated balance sheets of The Dayton Power and Light Company and subsidiaries (DP&L) as of December 31, 2004 and 2003, and the related consolidated statements of results of operations, shareholders’ equity, and cash flows  for each of the years in the two year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts” for the years ended December 31, 2004 and 2003. These consolidated financial statements and the financial statement schedule are the responsibility of the DP&L’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DP&L as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Kansas City, Missouri
March 9, 2005

Report of Independent Registered Public Accounting Firm on Internal Controls

The Board of Directors and Shareholders of
The Dayton Power and Light Company:

We have audited management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that The Dayton Power and Light Company and subsidiaries (DP&L) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DP&L’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of DP&L’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that DP&L maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, DP&L maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of DP&L as of December 31, 2004 and 2003, and the related consolidated statements of results of operations, shareholder’s equity, and cash flows for the years ended December 31, 2004 and 2003, and our report dated March 9, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Kansas City, Missouri
March 9, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of The Dayton Power and Light Company:

In our opinion, the accompanying consolidated statements of results of operations, of cash flows, and of shareholder’s equity of The Dayton Power and Light Company and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule, “Schedule II — Valuation and Qualifying Accounts” for the year ended December 31, 2002, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, the consolidated financial statements for the year ended December 31, 2002 have been restated.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 27, 2003, except for Note 1 which is as of October 28, 2004

Selected Quarterly Information (Unaudited)

	For the three months ended
	March 31,		June 30,		September 30,		December 31,
$ in millions	2004	2003	2004	2003	2004	2003	2004	2003
Electric Revenues	$300.4	$295.7	$282.8	$271.4	$310.2	$323.2	$298.8	$293.1
Operating Income	106.9	114.8	89.6	80.5	106.7	118.3	66.2	81.2
Income Before Income Taxes and Cumulative Effect of Accounting Change	99.3	103.0	77.7	72.2	95.3	126.7	57.5	70.9
Income Before Cumulative Effect of Accounting Change	62.0	63.8	47.0	45.4	55.5	78.8	44.5	34.4
Net Income	62.0	80.8	47.0	45.4	55.5	78.8	44.5	34.4
Earnings on Common Stock	61.8	80.6	47.0	45.2	55.5	78.5	43.8	34.2
Cash Dividends Paid	75.0	82.5	75.0	30.2	—	100.0	150.0	86.0

Financial and Statistical Summary (Unaudited)

For the years ended December 31,	2004	2003	2002	2001	2000
					(a)
Electric revenues (millions)	$1,192.2	1,183.4	1,175.8	1,188.2	1,110.1
Gas revenues (millions)	$—	—	—	—	183.8
Earnings on common stock (millions)	$208.1	238.5	244.7	232.7	290.1

Cash dividends paid (millions)	$300.0	298.7	204.5	82.4	606.4

Electric sales (millions of kWh)
Residential	5,140	5,071	5,302	4,909	4,816
Commercial	3,777	3,699	3,710	3,618	3,540
Industrial	4,393	4,330	4,472	4,568	4,851
Other retail	1,407	1,409	1,405	1,369	1,370
Total retail	14,717	14,509	14,889	14,464	14,577
Wholesale	3,748	4,836	4,358	3,591	2,946
Total	18,465	19,345	19,247	18,055	17,523

Gas sales (thousands of MCF)(b)
Residential	—	—	—	—	18,538
Commercial	—	—	—	—	5,838
Industrial	—	—	—	—	2,034
Other	—	—	—	—	776
Transported gas	—	—	—	—	16,105
Total	—	—	—	—	43,291

At December 31,
Total assets (millions)	$2,641.4	2,660.1	2,757.3	2,792.1	2,834.3
Long-term debt (millions)	$686.6	687.3	665.5	666.6	666.5

First mortgage bond ratings—
Fitch Ratings	BBB	A	A	AA	AA
Moody’s Investors Service	Baa3	Baa1	A2	A2	A2
Standards & Poor’s Corporation	BBB-	BBB-	BBB	BBB+	BBB+

Number of Preferred Shareholders	357	402	426	476	471

 (a) Certain changes have been made to results in this year as discussed in Note 1 to Consolidated Financial  Statements.

       In 2000, Earnings on common stock previously reported as $297.9 and Total assets previously reported as

       $2,721.5 million.

(b) The Company completed the sale of its natural gas retail distribution assets and certain liabilities on October 31, 2000.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining the Company’s disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to the Company and its subsidiaries are communicated to the CEO and CFO.  The Company evaluated these disclosure controls and procedures as of the end of the period covered by this report under the supervision of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

During 2004, the Company remediated two material weaknesses and certain other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  Those issues had been identified during the 2003 financial close process by the Company’s independent accountants and had been reported to management and the Audit Committee of the Board of Directors.  Reportable conditions are matters coming to the attention of the auditors that, in their judgment, relate to significant deficiencies in the design and operation of internal controls and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level of risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  The following report is management’s report on internal control over financial reporting as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on an evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B — Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors and Executive Officers

Name	Age	Background and Experience
Robert D. Biggs	62

Director since 2004; Executive Chairman since May 16, 2004. Retired Managing Partner, PricewaterhouseCoopers, Indianapolis, Indiana since October 1999; Managing Partner, PricewaterhouseCoopers July 1992 to October 1999.

Paul R. Bishop	62

Director since 2003. Chairman and Chief Executive Officer, H-P Products, Inc., Louisville, Ohio (manufacturer of central vacuum, VACUFLO, and fabricated tubing and fittings for industry) since 2001; President, H-P Products, Inc. from 1996 to 2001. Mr. Bishop is a Director of Hawk Corporation and is a member of Stark Development Board, Mt. Union College Board and Aultman Health Foundation.

James F. Dicke, II	59

Director since 1990. Chairman and Chief Executive Officer, Crown Equipment Corporation, New Bremen, Ohio (international manufacturer and distributor of electric lift trucks and material handling products) since 2002; President, Crown Equipment Corporation from 1980 to 2002. Mr. Dicke is a Director of Gulf States Paper Co. and a Trustee of Trinity University. Mr. Dicke also is a Commissioner of the Smithsonian American Art Museum.

Barbara S. Graham	56

Nominee for Director 2005; Senior Vice President of CorporateServices, Pepco Holdings, Inc., Washington, D.C. (utility holding company formed with merger of Pepco and Connectiv) from June 2002 to July 2003; Senior Vice President of Shared Services and CIO, Connectiv (electric and gas utility formed with 1998 merger of Atlantic Energy, Inc. and Delmarva Power and Light Company) from January 1999 to June 2002; Senior Vice President and CFO, Connectiv from March 1998 to January 1999. Mrs. Graham is a Director of Artisan’s Bank and Chair of the Executive Committee of Swingin’ with a star (a non-profit organization)

Ernie Green	66

Director since 1991. President and Chief Executive Officer, Ernie Green Industries, Dayton, Ohio (automotive components manufacturer) since 1981. Mr. Green is a Director of Pitney Bowes Inc. and Eaton Corp. Mr. Green also is Chairman, Central State University Foundation.

Glenn E. Harder	54

Director since 2004. President of GEH Advisory Services, LLC (a firm specializing in strategic advisory services) since October 2002; Executive Leader, Business Services of Baptist State Convention of North Carolina (the largest non-profit organization in North Carolina, involving over 4,000 churches and over 1 million members) since February 2004; Executive Vice President and Chief Financial Officer of Coventor, Inc. from May 2000 through October 2002; Executive Vice President and Chief Financial Officer of Carolina Power and Light from October 1994 through March 2000. Prior to that, Mr. Harder held a variety of financial positions during his 16 years with Entergy Corporation, including Vice President of Financial Strategies, Vice President of Accounting and Treasurer. He has a Bachelor of Science in Mathematics and a Master of Business Administration from Tulane University and is a Certified Public Accountant.

W August Hillenbrand	64

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

Director since 2004. Commander of Air Force Materiel Command from April 2000 to August 2003, the 27th Vice Chief of Staff of the United States Air Force from 1999 to 2000. General Lyles is a Trustee of Wright State University, a Director and member of the Audit Committee of General Dynamics Corp. and Director of MTC Technologies. He is also a member of The President’s Commission on U.S. Space Policy.

James V. Mahoney	59

Director since 2004. President and Chief Executive Officer of DPL Inc. and DP&L since May 16, 2004; President, DPL Energy LLC, a wholly-owned subsidiary responsible for wholesale and retail energy sales and marketing since 2003; President, Energy Market Solutions, an energy consulting firm from August 2002 to January 2003; President and Chief Executive Officer, EarthFirst Technologies, Incorporated, a company that licenses evolving technologies for environmental and alternate energy solutions from August 2001 to August 2002; Senior Vice President, PG&E National Energy Group, a wholesale power supplier from May 1999 to July 2001; Senior Vice President, U.S. Generating Company from March 1998 to May 1999. Mr. Mahoney serves on the Rebuilding Together Dayton Board and is the Vice Chair of the 2004 Fund Campaign for Culture Works. Mr. Mahoney joined the Company in 2003.

Ned J. Sifferlen, PhD	63

Director since 2004; President Emeritus, Sinclair Community College from September 2003 to present; President, Sinclair Community College from September 1997 to August 2003. Dr. Sifferlen is Chairman of the Board of Trustees of Good Samaritan Hospital and Samaritan Health Partners and is a Director on the Board for both Premier Health Partners and Think TV Public Television.

Executive Officers who are not Directors

Name	Age	Position, Principal Occupation, Business Experience and Directorships
Miggie E. Cramblit	49

Vice President, General Counsel and Corporate Secretary, DPL Inc. and DP&L since January 2005; Vice President and General Counsel, DPL Inc. and DP&L from June 2003 to December 2004; Counsel and Corporate Secretary, Greater Minnesota Synergy from October 2001 to June 2003; Chief Operating Officer, Family Financial Strategies from June 1999 to May 2001; Vice President and General Counsel, Reliant Energy/Minnegasco from December 1990 to May 1999. Ms. Cramblit joined the Company in 2003.

John J. Gillen	51

Senior Vice President and Chief Financial Officer, DPL Inc. and DP&L since December 2004; Consultant, October 2003 to November 2004; Partner, PricewaterhouseCoopers LLP from October 1990 to September 2003. Mr. Gillen joined the Company in 2004.

Pamela Holdren	43

Vice President and Treasurer since March 2005; Treasurer, DPL Inc. and DP&L from December 2004 to March 2005; Interim Chief Financial Officer and Treasurer from May 2004 to December 2004; Treasurer, DPL Inc. and DP&L from June 2003 to May 2004; Controller, MVE, Inc. from January 2002 to June 2003; Manager, Financial Planning, DPL Inc. and DP&L from August 2001 to January 2002; Group Controller, DPL Inc. and DP&L from January 2000 to August 2001. Ms. Holdren joined the Company in 2000.

Arthur G. Meyer	55

Vice President, DPL Inc. and DP&L from January 2005; Vice President and Corporate Secretary, DPL Inc. and DP&L from August 2002 to December 2004; Vice President, Legal and Corporate Affairs, DP&L from November 1997 to August 2002. Mr. Meyer joined the Company in 1992.

Gary Stephenson	40

Vice President, Commercial Operations of DPL Inc. and DP&L since September 2004; Vice President, Commercial Operations, InterGen from April 2002 to September 2004; Vice President, Portfolio Management, PG&E National Energy Group (successor to PG&E Energy Trading) from January 2000 to April 2002; Director, Portfolio Management, PG&E Energy Trading from January 1998 to December 1999. Mr. Stephenson joined the Company in 2004.

Patricia K. Swanke	46

Vice President, Operations, DP&L since September 1999 (responsible for electric transmission and distribution operations); Managing Director, DP&L from September 1996 to September 1999. Ms. Swanke joined the Company in 1990.

Daniel L. Thobe	54

Corporate Controller of DPL Inc. and DP&L since July 21, 2003; Vice President, Financial Services, Moto Franchise Corporation from February 2003 to July 2003 (successor to Moto Photo, Inc.); Corporate Controller, Moto Photo, Inc. from June 2000 to February 2003; Vice President, Controller and Chief Accounting Officer, Roberds, Inc. from November 1999 to June 2000; Vice President, Corporate Controller, Breuners Home Furnishings Corporation from June 1997 to November 1999. Mr. Thobe joined the Company in 2003.

W. Steven Wolff	51

President, Power Production, DPL Inc. and DP&L since 2003; Vice President, Power Production, DPL Inc. and DP&L from August 2002 to January 2003; Director, Power Production, DP&L from January 2002 to August 2002; Manager, O.H. Hutchings Station, DP&L from August 2001 to January 2002; Captain, US Navy from November 1996 to August 2001. Mr. Wolff is a member of the Board of Directors for the Miami Valley Council of the Boy Scouts of America and Cox Arboretum. Mr. Wolff joined the Company in 2001.

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

The elections and appointments followed the retirement of Stephen F. Koziar, Jr., director, President and Chief Executive Officer of the Company and DPL, director and Secretary/Treasurer of MVE, and the resignations of Peter H. Forster, Chairman of the Board, director and consultant to the Company, DPL and MVE, and Caroline E. Muhlenkamp, director and President of MVE and Group Vice President and interim Chief Financial Officer of the Company and DPL.  In connection with Mr. Koziar’s retirement and Mr. Forster and Ms. Muhlenkamp’s resignations, each of the Company, DPL, Mr. Koziar, Mr. Forster and Ms. Muhlenkamp reserved all rights under applicable law and under any existing agreements.  Mr. Forster and Ms. Muhlenkamp have filed a lawsuit against the Company, DPL and MVE claiming that they were wrongfully terminated and are entitled to certain rights and benefits.  The Company, DPL and MVE have filed a lawsuit against Mr. Koziar, Mr. Forster and Ms. Muhlenkamp alleging that they breached their fiduciary duties and breached their consulting and employment contracts.  (See Note 12 of Notes to Consolidated Financial Statements.)

On September 17, 2004, the Company and DPL appointed Gary Stephenson as Vice President, Commercial Operations.

On September 28, 2004, the Company and DPL appointed Glenn E. Harder, General Lester L. Lyles, Dr. Ned J. Sifferlen and James V. Mahoney to the Board of Directors to fill vacancies created by resignations and retirement.

On December 21, 2004, the Company and DPL appointed John J. Gillen as Senior Vice President and Chief Financial Officer.

Mrs. Jane G. Haley, Chairman, President and Chief Executive Officer, Gosiger Inc., and a director since 1978, has chosen not to stand for re-election in 2005.

Audit Committee

DPL Inc. (DPL) has a separately-designated standing audit committee (the Audit Committee) that oversees the Company’s auditing, accounting, financial reporting and internal control functions, appoints the Company’s independent public accounting firm and approves its services.  One of its functions is to assure that the independent public accountants have the freedom, cooperation and opportunity necessary to accomplish their functions.  The Audit Committee also assures that appropriate action is taken on the recommendations of the independent public accountants.  DPL’s revised Charter of the Audit Committee, which describes all of the Audit Committee’s responsibilities, is posted on DPL’s website at www.dplinc.com.

The Audit Committee currently consists of the following independent directors:  W August Hillenbrand, Chair, Ernie Green, Glenn Harder and Ned Sifferlen, PhD.  The Board of Directors have determined that each member of the Audit Committee meets the independence requirements contained in the NYSE Corporate Governance Rules and Rule 10A-3(b)(1) of the Exchange Act and is financially literate as defined by the NYSE.  In addition, Mr. Harder qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

Code of Business Conduct and Ethics

All Company directors, officers and employees must act ethically at all times and in accordance with DPL’s Code of Business Conduct and Ethics.  This code satisfies the definition of “code of ethics” pursuant to the rules and regulations of the SEC and complies with the requirements of the NYSE.

Any changes or waivers to the Code of Business Conduct and Ethics for the Company’s executive officers or directors may only be made by the Board or a committee thereof and must be disclosed promptly to shareholders.

DPL’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee are posted on DPL’s website at www.dplinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires DPL’s directors and executive officers to file reports of ownership and changes of ownership of DPL common shares and common share units with the SEC.  DPL believes that during fiscal 2004 all filing requirements applicable to its directors and executive officers were timely met, except that in November 2004 Forms 4 reporting deferrals of directors’ fees into restricted share units during the second and third quarter of 2004 were filed for each of Messrs. Bishop, Dicke, Green, Hillenbrand and Mrs. Haley.

Shareholder Communications

Shareholders and other interested persons may contact the non-management directors individually or as a group by writing to such director(s) at The Dayton Power and Light Company, c/o Corporate Secretary, 1065 Woodman Drive, Dayton, OH  45432.  Shareholders may also send communications within the meaning of Item 7(h) of Schedule 14A under the Exchange Act to one or more members of the Board by writing to such director(s) or to the whole Board at The Dayton Power and Light Company, c/o Corporate Secretary, 1065 Woodman Drive, Dayton, OH  45432.

Item 11 - Executive Compensation

Summary Compensation Table

Set forth below is certain information concerning the compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of the Company and its parent company, DPL and for its consultant for the last three fiscal years, for services rendered in all capacities.

							Long Term
							Compensation
		Annual					Securities
		Compensation					underlying		All Other
					Other Annual		Options	LTIP	Compensation
		Salary	Bonus		Compensation		(1)	(2)	(3)
Name and Principal Position	Year	($)	($)		($)		(#)	($)	($)
James V. Mahoney (7)	2004	471,000	269,000	(6)	—		20,000	394,000	6,000
President and Chief	2003	425,000	150,000	(6)	258,000	(11)	100,000	184,000	5,000
Executive Officer	2002	—	—		—		—	—	—
DPL Inc. and DP&L

Stephen F. Koziar, Jr. (4)	2004	417,000	—		—		—	—	1,000
Former President and Chief	2003	600,000	2,320,000	(5)	4,206		—	2,365,000	6,000
Executive Officer	2002	375,000	210,000	(6)	5,026		300,000	—	1,000
DPL Inc. and DP&L

Robert D. Biggs	2004	149,000	500,000	(6)	1,634,000	(13)	200,000	—	350,000	(14)
Executive Chairman	2003	—	—		—		—	—	—
DPL Inc. and DP&L	2002	—	—		—		—	—	—

Peter H. Forster (8)	2004	650,000	—		—		—	—	158,000	(10)
Former Chairman and	2003	650,000	5,200,000	(9)	—		—	700,000	249,000	(10)
Consultant	2002	650,000	100,000	(6)	—		100,000	—	39,375	(10)
DPL Inc. and DP&L

Arthur G. Meyer	2004	208,000	160,000	(6)	—		—	147,000	4,000
Vice President	2003	199,000	88,000	(6)	—		—	47,000	4,000
DPL Inc. and DP&L	2002	191,000	51,000	(6)	—		—	—	4,000

Patricia K. Swanke	2004	249,000	211,000	(6)	—		—	260,000	1,000
Vice President, Operations	2003	230,000	116,000	(6)	—		—	193,000	1,000
DP&L	2002	215,000	68,000	(6)	—		—	—	1,000

W. Steven Wolff (11)	2004	263,000	119,000	(6)	36,000	(12)	—	220,000	1,000
President, DPL Power	2003	250,000	113,000	(6)	—		—	279,000	1,000
Production	2002	200,000	54,000	(6)	—		—	—	1,000
DPL Inc. and DP&L

(1)                               Amounts in this column represent a grant of stock options to each person under the DPL Stock Option Plan.  See “Option Grants in Last Fiscal Year.”  In connection with litigation brought against Messrs. Forster and Koziar and Ms. Muhlenkamp (see Item 3 - Legal Proceedings), the Company and DPL may seek to revoke certain of these options.  Further, the DPL Inc. Stock Option Plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  The September 24, 2002 grant of 300,000 options to Mr. Forster brought his total options to 2.7 million.  Under Mr. Forster’s Option Agreement, the DPL Inc. Stock Option Plan document controls.  Therefore, this table reflects a conforming total of 2.5 million options.

(2)                               Amounts in this column represent annualized incentives earned based on achievement of predetermined total return to shareholder measures and under a long-term incentive program for individuals managing all financial assets.  In 2004 and 2003, total return to shareholders met the criteria and amounts were earned; in 2002 total return to shareholders did not meet the criteria and no incentive was earned.  In 2003 and 2002 no incentives based on performance of financial assets were earned.

(3)                               All Other Compensation includes:  (i) employer matching contributions of $1,000 on behalf of each person, other than Mr. Biggs and Mr. Forster, under the DP&L Employee Savings Plan made to the DPL Inc. Employee Stock Ownership Plan and (ii) except for Messrs. Koziar and Forster, insurance premiums for group term life policies paid on behalf of each person.

(4)                               Mr. Koziar retired as President and Chief Executive Officer of DPL and DP&L on May 16, 2004.

(5)                               $1.9 million of the amount shown for Mr. Koziar represents a discretionary payment.  The amount of this payment was calculated by applying the benefit formula that had been in effect under the Company’s Supplemental Executive Retirement Plan (SERP) to the compensation earned by Mr. Koziar from the effective date of Mr. Koziar’s entry date into the SERP (August 1, 1969).  The discretionary payment was calculated as if Mr. Koziar continued to participate in the SERP through April 30, 2003.  Mr. Koziar’s participation in the SERP was terminated in 2000 in anticipation of an acquisition of the Company that was not completed.  $420,000 of the amount shown represents compensation based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.

(6)                               The amount in this column represents compensation based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.  Amounts do not include distributions of earnings that had been previously deferred.

(7)                               Mr. Mahoney joined DPL in January 2003.  Mr. Mahoney was appointed President and CEO of DPL and DP&L on May 16, 2004.

(8)                               Mr. Forster resigned as Chairman and consultant to the Company and DPL on May 16, 2004.

(9)                               $4.9 million of the amount shown for Mr. Forster represents a discretionary payment.  The amount of this payment was calculated by applying the benefit formula that had been in effect under the SERP to the compensation earned by Mr. Forster from the effective date of Mr. Forster’s entry date into SERP (June 1, 1974).  The present value of such annual benefit stream was credited to Mr. Forster’s deferred compensation plan account in 2003.  $300,000 of the amount shown represents compensation based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year .

(10)                        Represents the amount of fees and value of stock awards received for services as a director.

(11)                        Represents relocation expense reimbursement, grossed-up to reimburse for the additional tax liability.

(12)                        Represents $14,000 for interest on 2003 LTIP award and $22,000 for executive health plan.

(13)                        Represents $897,000 for annuity, $671,000 for gross-up due to annuity and $66,000 relocation expense reimbursement, grossed up to reimburse for additional tax liability.

(14)        Includes $348,000 for director fees.

Option Grants in Last Fiscal Year

The following table sets forth information concerning individual grants of DPL stock options made to the named executive officers during the fiscal year ended December 31, 2004.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(2)		% of Total Options Granted to Employees in Fiscal year	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(3)
James V. Mahoney	20,000	(2)	9%	$24.90	12/21/2014	93,600

Robert D. Biggs	200,000	(1)	91%	$20.94	05/16/2011	818,000

(1)       Options granted pursuant to DPL Inc. Stock Option Plan on October 5, 2004.  These options vest and become exercisable 50% on May 16, 2005 and 50% on May 16, 2006.

(2)       Options granted pursuant to the DPL Inc. Stock Option Plan on December 21, 2004. These options vest and become exercisable on May 16, 2005.

(3)       The grant date present value was determined using the Black-Scholes pricing model. Significant assumptions used in the model were: expected volatility 28.5%, risk-free rate of return 3.91%, dividend yield of 4.78% and time of exercise 8 years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning exercise of stock options during fiscal 2004 by each of the directors and executive officers and the fiscal year-end value of unexercised options.

Name	Shares acquired on exercise (#)	Value realized	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the money options at fiscal year- end (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter H. Forster (2) (3)	—	—	—	2,500,000	$—	$10,880,000
Stephen F. Koziar, Jr. (3)	—	—	—	795,000	—	5,082,450
James V. Mahoney	—	—	—	120,000	—	927,200
Patricia K. Swanke	—	—	—	50,000	—	—
W. Steven Wolff	—	—	—	—	—	—
Robert D. Biggs	—	—	—	200,000	—	834,000
Arthur G. Meyer	—	—	—	50,000	—	—

(1)       Unexercised options were in-the-money if the fair market value of the underlying shares exceeded the exercise price of the option at December 31, 2004.

(2)       The DPL Inc. Stock Option Plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  The September 24, 2002 grant of 300,000 options to Mr. Forster brought his total options to 2.7 million.  Under Mr. Forster’s Option Agreement, the DPL Inc. Stock Option Plan document controls.  Therefore, this table reflects a conforming total of 2.5 million options.

(3)       The Company, DPL and MVE have filed a lawsuit against Messrs. Forster and Koziar and Ms. Muhlenkamp alleging breach of fiduciary duty and breach of their respective employment agreements.  (See Item 3 - Legal Proceedings.)  In connection with that litigation, the Company and DPL may seek to revoke certain of these options.

Pension Plans

The following table sets forth the estimated total annual benefits payable under the DP&L Retirement Income Plan to executive officers at normal retirement date (age 65) based upon years of credited service and final average annual compensation (including base and incentive compensation) for the three highest years during the last five years:

Final Average Annual Earnings	Total Annual Retirement Benefits for Years of Credited Service at Age 65
	10 Years	15 Years	20 Years	30 Years
$205,000	$47,853	$71,780	$95,706	$128,585
400,000	103,428	155,142	206,856	239,735
600,000	160,428	240,642	320,856	353,735
800,000	217,428	326,142	434,856	467,735
1,000,000	274,428	411,642	548,856	581,735
1,200,000	331,428	497,142	662,856	695,735
1,400,000	388,428	582,642	776,856	809,735

The years of credited service are Mr. Forster - 23 years; Mr. Koziar – 35 yrs.; Mr. Mahoney – 0 yrs.; Mr. Biggs – 0 yrs.; Mr. Meyer – 11 yrs.; Mr. Wolff – 2 yrs.; and Ms. Swanke – 13 yrs. [To Be Updated]  Benefits are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers.

Deferred Compensation Distributions

The Company and DPL maintain a Key Employee Deferred Compensation Plan (the DCP) and a 1991 Amended Directors’ Deferred Compensation Plan (the Directors’ DCP and collectively with the DCP, the Deferred Compensation Plans) for certain senior executives, directors and other key employees.  The Deferred Compensation Plans generally enable participants to defer all or a portion of their cash compensation earned in a particular year.  If an individual elects to defer any amount, such deferred amounts are reported as compensation in the year earned and are credited to the individual’s deferred compensation plan account.  The Company and DPL have funded its obligations to participants through a trust, which is included in the Consolidated Balance Sheet in “Other Assets – Other.”  Deferred compensation plan account balances accrue earnings based on the investment options selected by the participant.   Interest, dividends and market value changes are reflected in the individual’s deferred compensation plan account.   Deferred compensation plan account balances generally are paid following the termination of the participant’s employment with the Company and DPL, in a lump sum or over time as determined by the participant’s deferral election form, and in-service distributions generally are not allowed. In certain circumstances the plan provides for a 10% penalty for early withdrawal.  Payments under the DCP are in cash or DPL common shares, provided that distributions attributable to investments in DPL common shares must be paid in common shares.  Certain purported amendments to the Deferred Compensation Plans purportedly made in December 2003 had the effect of eliminating some of these restrictions for certain senior executives and facilitating these executive officers to receive cash distributions from their deferred compensation balances.  The Company and DPL have initiated legal proceedings challenging the validity of these purported amendments and the distributions.

The Company and DPL also have maintained a Management Stock Incentive Plan (the MSIP and together with the Deferred Compensation Plans, the Plans) for key employees selected by the Compensation Committee.  New awards under the MSIP were discontinued in 2000 and the plan was eliminated.  Under the MSIP, the Committee granted Stock Incentive Units (SIUs) to MSIP participants, with each SIU representing one DPL common share.  SIUs were earned based on the achievement of performance criteria set by the Compensation Committee and vested over time (subject to acceleration of earning and vesting on the occurrence of certain events or at the discretion of the Company’s and DPL’s Chief Executive Officer or the Compensation Committee).  Earned SIUs were credited to a participant’s account under the MSIP and accrue dividends like DPL common shares.  Under the MSIP, earned and vested SIUs were to be paid in DPL common shares in a lump sum or over time as determined by the participant’s deferral election.

The Company and DPL have found that restated versions of the MSIP exist that incorporate amendments purportedly made in May 2002 and December 2003, but the Company and DPL are unable to substantiate that the Board or the Compensation Committee ever authorized those purported amendments.  The May 2002 purported amendment provided that effective January 1, 2002, upon termination of employment of a participant who also participates in the DCP, the participant’s earned SIUs would be transferred to the participant’s deferred compensation account and deemed invested in shares of DPL common stock.  Six months after termination of the participant’s employment, the participant, the Company or DPL would be entitled to elect to allocate the value of the credited DPL common shares to other investments under the DCP that are designated by the participant.  The December 2003 purported amendment would have deleted a provision, added in 2000 when DPL’s Stock Option Plan was adopted, locking up until January 1, 2005 certain MSIP awards that previously had been granted to participants who were receiving options under the new Stock Option Plan.  The Company and DPL have initiated legal proceedings which challenge the validity of that purported amendment.  (See Item 3 - Legal Proceedings.)  Notwithstanding this challenge to the validity of the purported amendments to the Plans, the Company and DPL have accounted for the Plans as they have been administered.

The Company maintains a Supplemental Executive Retirement Plan (the SERP).  In February 2000, the Compensation Committee approved certain modifications to the SERP.  A copy of the SERP as amended is attached as Exhibit 10(e).  The Company has found that a restated version of the SERP exists that incorporates amendments purportedly made in December 2002 concerning payments to be made in the event of a change of control.  However, the Company is unable to substantiate that the Board or the Compensation Committee ever authorized those purported amendments.

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

In December 2003, a number of amendments purportedly were made to the DCP, the MSIP and the Directors’ DCP.  The Company and DPL have not been able to substantiate that the amendments purportedly made to the Directors’ DCP were ever approved by the Compensation Committee of the Board.  Moreover, the Company and DPL have initiated legal proceedings challenging the validity of the amendments purportedly made to the DCP, the MSIP and Directors DCP.  (See Item 3 - Legal Proceedings.)  The purported amendments included the following:

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

•                  The Directors’ DCP purportedly was amended to provide for similar distributions beginning December 31, 2004.  The Plan accounts of all of the Directors are deemed to be invested in DPL common shares, and no distributions will be made to the Directors as a result of the purported amendment.

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

•                  In connection with the purported December 2003 DCP amendments, Messrs. Forster and Koziar and Ms. Muhlenkamp exchanged letters with the Company in which they purportedly consented to the purported amendments.  The letters also provided, with respect to their MSIP accounts, that, notwithstanding the MSIP requirement that SIUs be paid solely in DPL common shares, each could request that his or her SIUs in excess of the shares required to be held under the Company’s Executive Management Share Ownership Guidelines be converted to cash and the cash transferred to his or her deferred compensation plan account.  The Company’s records do not reflect that the MSIP was ever amended to provide for requests to convert excess shares into cash and distribute that cash to the participant’s deferred compensation account.

As a result of the purported DCP and MSIP amendments and the letters’ provisions, as well as the discretionary payments described above, the following transfers were made from the MSIP to the Deferred Compensation Plan account for Mr. Koziar 11,818 SIUs at $21.15 per share; Mr. Forster 108,973 SIUs at $21.15 per share; and Ms. Muhlenkamp 336,952 SIUs at $21.15 per share.  In addition pre-tax distributions of $7.1 million, $9.7 million and $16.3 million were made from their deferred compensation plan accounts to Messrs. Forster, and Koziar and Ms. Muhlenkamp, respectively, in December 2003.

Following the December 2003 purported amendments to the DCP and MSIP and the resulting distributions made to Messrs. Forster and Koziar and Ms. Muhlenkamp, the Company and DPL began an internal investigation of those events.  As a result of that investigation, the Company and DPL initiated legal proceedings challenging the validity of those purported amendments and the propriety of those distributions.  (See Item 3 - Legal Proceedings.)

Consulting Contract and Employment Agreements

James V. Mahoney

Mr. Mahoney has served as the President and Chief Executive Officer of the Company and DPL from May 16, 2004 pursuant to an employment agreement dated December 14, 2004.  Prior to this promotion, Mr. Mahoney served as President of DPL Energy, Inc. from January 2003 until May 16, 2004.  The term of Mr. Mahoney’s current employment agreement is indefinite until terminated by the Company, DPL or Mr. Mahoney, with or without cause, upon 90 days written notice provided that the Company or DPL may terminate the agreement with cause without prior notice.  The agreement also automatically terminates upon Mr. Mahoney’s death or disability.

Compensation

Mr. Mahoney’s agreement provides for (i) an annual base salary of not less than $500,000; (ii) participation in the MICP, in which during 2004, he had the opportunity to earn $250,000 at 100% of the target performance; (iii) participation in DPL’s Long Term Incentive Plan (LTIP), in which during 2004, he had the opportunity to earn $450,000 at 100% of target performance; (iv) stock options to purchase up to 20,000 shares of common stock; and (v) such fringe benefits (including medical, life and disability insurance benefits and qualified retirement benefits) as are generally made available to other executive level employees.  Awards earned pursuant to the Long Term Incentive Plan will vest in three equal installments on December 31 of each year, commencing with the year in which an award is granted.

Termination

If Mr. Mahoney’s employment is terminated (a) for cause as defined in the employment agreement; or (b) due to his death or disability; or (c) for any reason at any time, Mr. Mahoney’s employment agreement provides for (i) a lump sum cash payment to Mr. Mahoney equal to the sum of his unpaid base salary through the date of termination; (ii) the amount of any awards, with respect to any completed period which, pursuant to the Management Incentive Compensation Plan (MICP) or LTIP, have been earned but not yet paid and (iii) payment of any other accrued benefits to which Mr. Mahoney is entitled through the date of termination.

If the Company or DPL terminates Mr. Mahoney’s employment without cause and a change of control has not occurred or is not pending, then Mr. Mahoney’s employment agreement provides for (a) the benefits described in the paragraph above; (b) the amount of any awards, with respect to any completed period which, pursuant to the MICP and LTIP, have been earned but are not vested through the date of termination and (c) continued coverage under the health benefit plan for executive employees at the same cost and terms as in effect immediately prior to the date of notice of (A) the first anniversary of his termination date or (B) the date an essentially equivalent benefit is made available to Mr. Mahoney at substantially similar cost, provided that in order to secure these payments, Mr. Mahoney executes and delivers a release pursuant to which he fully and unconditionally releases any claims that he may have against the Company, DPL and its affiliates.

Change of Control

If the Company or DPL terminates Mr. Mahoney’s employment within 12 months of a change of control and (i) such termination is without cause or (ii) Mr. Mahoney resigns for “Good Reason” as defined in the employment agreement (“Good Reason” is defined as (i) assignment of duties without his express consent inconsistent with the written objectives of his position, a change in his reporting responsibilities, his removal from or any failure to re-elect Mr. Mahoney to his position or office; (ii) failure to have his annual base salary raised when salary adjustments are historically made; (iii) a reduction in his base salary; (iv) failure by the Company or DPL to continue a benefit plan, including incentive plans; (v) the relocation of the Company’s or DPL’s principal executive offices outside of Montgomery County, Ohio, if at the time of a change of control, Mr. Mahoney is based at the principal offices; (vi) being required to base more than fifty miles from the location he was based at the time of the change of control or the failure to reimburse for moving expenses, if Mr. Mahoney consents to moving his base and permanent residence; (vii) excessive travel that necessitates overnight absences; (viii) the failure by the Company or DPL to obtain the assumption of his agreement by any successor; (ix) termination without cause or without being provided with a notice of termination; and (x) if the Company or DPL terminates Mr. Mahoney’s employment without cause or without notice of termination, Mr. Mahoney’s employment agreement provides for (a) the benefits listed in the first paragraph under “Termination” above; (b) a lump sum cash payment equal to 200% of the sum of (A) Mr. Mahoney’s annual base salary (before deduction of employee deferrals) at the highest of (aa) the rate in effect on the date of termination or (bb) the rate in effect at the time of the change in control; plus (B) the average of the last three (or the number of years he has participated if less than three) annual award payments made to him prior to the date of termination pursuant to the MICP or LTIP, including any portion deferred to his deferred compensation plan account; (c) the amount of any MICP or LTIP award earned with respect to a completed period but unvested as of termination or if the termination precedes the actual determination of such incentive compensation (under the MICP or LTIP) or the completion of a period in which he could have earned such incentive compensation, an amount equal to the average of the award payments made to him under the MICP or LTIP (as applicable) for the three years preceding the date of termination (or for the number of years he has participated in such plan if less than three), including any portion deferred to his deferred compensation plan account; (d) continuation of all life, medical, accident and disability insurance for Mr. Mahoney and his eligible dependents until the third anniversary of the date of termination or the date an essentially equivalent benefit is made available to Mr. Mahoney by a subsequent employer;  thereafter, Mr. Mahoney shall have the right to have assigned to him at no cost any such insurance coverage on Mr. Mahoney owned by the Company or DPL and (e) a gross-up payment equal to any net amounts paid by Mr. Mahoney for any excise tax owed under Section 4999 of the Internal Revenue Code of 1986 for payments made to Mr. Mahoney under this employment agreement such that Mr. Mahoney is in the same after-tax position as if no excise tax was imposed.

Upon a change of control, Mr. Mahoney’s employment agreement states that the Company and DPL will transfer cash or other property in an amount sufficient to fund all change of control benefits and payments to the Amended and Restated Master Trust.

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

Mr. Forster resigned on May 16, 2004.  In connection with Mr. Forster’s resignation, the Company and DPL reserved all rights and defenses and Mr. Forster reserved all rights and entitlements under applicable law and under any existing contract between Mr. Forster, the Company, DPL and all of its subsidiaries.  Mr. Forster, along with Ms. Muhlenkamp, filed a lawsuit against the Company, DPL and MVE claiming that he was wrongfully terminated and is entitled to certain rights and benefits.  The Company, DPL and MVE have filed a lawsuit against Mr. Forster alleging that he breached his fiduciary duties and breached his consulting contract and claim that they no longer owe

Mr. Forster any further benefits under his contract.  (See Item 3 - Legal Proceedings.)  In those proceedings, Mr. Forster claimed that he is entitled to rights and benefits under purported agreements with the Company.  The Company has confirmed that only certain of these purported agreements were properly approved. The following description of Mr. Forster’s consulting contract is a summary of the contract that the Company believes was in effect at the time of his resignation.

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

Mr. Forster’s contract also stated that the Company and DPL would provide Mr. Forster with life, health, accident and disability insurance benefits and would pay a death benefit of $1.0 million to Mr. Forster’s beneficiary upon Mr. Forster’s death during the term of the contract.

Mr. Forster’s contract stated that the Company and DPL would indemnify Mr. Forster against any and all losses, liabilities, damages, expenses (including attorneys’ fees), judgments and amounts paid in settlement incurred by Mr. Forster in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of either the Company or DPL, by reason of any act or omission to act in connection with the performance of his duties under the contract to the full extent that the Company and DPL are permitted to indemnify a director, officer, employee or agent against the foregoing under Ohio law, including, without limitation, Section 1701.13(E) of the Ohio Revised Code.

In connection with Mr. Forster’s resignation, the Company and DPL agreed to advance reasonable attorney’s fees incurred by Mr. Forster in defending any claim, action, suit or proceeding, whether civil, criminal, administrative or investigative, including any action brought derivatively on behalf of the Company and DPL, by reason of any act or omission by Mr. Forster to act as director, trustee, officer, employee or agent to the full extent permitted by Ohio law.  Any such advancement of expenses was subject to the Company’s and DPL’s receipt of an undertaking by Mr. Forster to repay any such amounts unless it is ultimately determined that he is entitled to be indemnified by the Company and DPL as authorized by Article VII of the Company’s Code of Regulations and Ohio law.  However, the lawsuit filed by the Company, DPL and MVE against Mr. Forster seeks a declaration that he is not entitled to such advancements and must repay advances already made because he is unable to demonstrate entitlement to such indemnification.

Termination

Mr. Forster’s contract could have been terminated upon written notice by (i) the Company or DPL on account of Mr. Forster’s disability or for “cause” or (ii) Mr. Forster for “good reason.”

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

Upon termination of the contract for any reason, including expiration of the term, the contract provided for (i) a lump sum cash payment to Mr. Forster of the directors’ fees and base consulting fees through the date of termination; (ii) the continuation of Mr. Forster’s MVE Payment on an annual basis; (iii) continuation of medical benefits to Mr. Forster and his spouse for life and to any of Mr. Forster’s eligible dependents; and (iv) payment of all other accrued benefits to which Mr. Forster was entitled through the date of termination.  The contract also stated that all earned and vested stock awards granted to Mr. Forster pursuant to the Directors’ Deferred Stock Plan and all compensation deferred under the Directors’ DCP would be payable to Mr. Forster in accordance with the terms of such plan.

If the contract terminated prior to the expiration of the term by Mr. Forster for good reason or by the Company or DPL, other than for cause or Mr. Forster’s disability, and Mr. Forster was not entitled to receive change of control benefits for a change of control (other than a change of control resulting from the commencement of a tender offer or the Company or DPL entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets), then, in addition to the payments and benefits described above, the consulting contract provided for (i) a lump sum cash payment equal to the amount of the annual base consulting fees that would have been payable for the remainder of the term; (ii) all unearned and/or unvested stock incentive units awarded under the MSIP and all unearned and/or unvested stock awards granted under the Directors’ Deferred Stock Plan would be deemed fully earned and vested; and (iii) continuation of all life, medical, accident and disability insurance for Mr. Forster, his spouse and his eligible dependents for the remainder of the term.

Change of Control

Mr. Forster’s contract also provided for benefits and payments after the occurrence of a “change of control” (as such term is defined in the contract).  Upon a change of control, the contract stated that the Company and DPL would transfer cash or other property in an amount sufficient to fund all benefits and payments to the master trust.  In addition, the contract provided a gross-up payment if any excise tax was imposed upon a change of control such that Mr. Forster was in the same after-tax position as if no excise tax was imposed.

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

If a tender offer was commenced or the Company or DPL entered into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets, then upon any subsequent termination of Mr. Forster’s contract at any time within 36 months of the change of control and prior to the occurrence of another change of control or the consummation of such tender offer or agreement, Mr. Forster’s contract provided for the benefits and payments described above unless the contract was terminated for cause, on account of Mr. Forster’s death or disability or by Mr. Forster without good reason.  However, in the event of such a change of control, if the tender offer or agreement was abandoned or terminated, and a majority of the original directors and/or their successors (as such terms are defined in the contract) determined that the tender offer or agreement would not effectuate or otherwise result in a change of control and provide written notice of such determination, then a subsequent termination would have not entitled Mr. Forster to these benefits.  Neither the Company nor DP&L experienced a change of control while Mr. Forster served as Chairman and consultant to the Company and DPL.

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

•                  adding a “clarification” that a transferee of all or a portion of DPL’s interest in the financial asset portfolio will be required specifically to assume the Company’s and DPL’s obligation to pay Mr. Forster the MVE Incentive Payment pursuant to Annex A of his contract;

•                  increasing the duration of Mr. Forster’s non-compete agreement from two to three years;

•                  increasing Mr. Forster’s consulting fee to $750,000; and

•                  entitling Mr. Forster to receive gross-up payments for any excise taxes on the date of termination rather than 15 days after such date.

An amended contract was never signed by the Company or DPL.  In addition, neither the Board nor the Compensation Committee approved or authorized the modifications and new terms described above.  The Company, DPL and MVE have commenced litigation seeking a declaration that the purported amendments described above were not effective. However, in the litigation action brought by Mr. Forster and Ms. Muhlenkamp, in which they alleged a breach of contract, Mr. Forster claimed that the letters governed his relationship with the Company and that he is entitled to the benefits contained therein.  (See Item 3 - Legal Proceedings.)

Stephen F. Koziar, Jr.

Mr. Koziar served as the President and Chief Executive Officer of the Company and DPL from January 1, 2003 to May 16, 2004 pursuant to an employment agreement dated October 17, 2002 and a letter agreement dated December 15, 2000.  Mr. Koziar also served as a director and Secretary/Treasurer of MVE from 1998 until his retirement.  The term of Mr. Koziar’s employment agreement was through December 31, 2005, unless terminated by the Company, DPL or Mr. Koziar at any time, with or without cause, upon 180 days written notice.

Mr. Koziar retired from the Company and DPL on May 16, 2004.  In connection with his retirement, the Company and DPL reserved all rights and defenses and Mr. Koziar reserved all rights and entitlements under applicable law and under any existing agreement.  The Company, DPL and MVE have filed a lawsuit against Mr. Koziar alleging that he breached his fiduciary duties and breached his employment agreement and claim that they no longer owe Mr. Koziar any further benefits under his contract.  (See Item 3 - Legal Proceedings.)

The Company and DPL have initiated legal proceedings against Mr. Koziar relating to, among other things, his employment agreement (see Item 3 - Legal Proceedings.)  The Company and DPL have found that two versions of Mr. Koziar’s employment agreement exist, the initial version and an amended version.  However, the Company and DPL have not been able to confirm that the amended version was ever approved by the Compensation Committee or the Board of Directors.  Therefore, the initial version is reflected in the following discussion.  The Company and DPL also have found two versions of the December 15, 2000 letter agreement with Mr. Koziar featuring different averaging formulas for determining the incentive compensation payment following a change of control.  The Company and DPL believe that the version that includes a three-most-recent-years averaging formula, rather than taking the highest three years of the past ten, is the original version and it has not been able to substantiate that the other version was ever approved by the Compensation Committee or the Board of Directors.  The following discussion reflects what the Company and DPL believe were in effect at the time of Mr. Koziar’s retirement.

Compensation and Indemnification

Mr. Koziar’s employment agreement provided for (i) an annual base salary of not less than $600,000; (ii) participation in the MICP; (iii) eligibility to be granted options under DPL’s Stock Option Plan; (iv) participation in other incentive programs; and (v) such fringe benefits (including medical, life and disability insurance benefits and retirement benefits) as are generally made available to other executive level employees.

Mr. Koziar’s employment agreement stated that the Company and DPL will indemnify Mr. Koziar against any and all losses, liabilities, damages, expenses (including attorneys’ fees), judgments and amounts paid in settlement incurred by Mr. Koziar in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by, or in the right of, either the Company or DP&L, by reason of any act or omission to act in connection with the performance of his duties under the contract to the full extent that the Company and DPL are permitted to indemnify a director, officer, employee or agent against the foregoing under Ohio law including, without limitation, Section 1701.13(E) of the Ohio Revised Code.

In connection with Mr. Koziar’s retirement, the Company and DPL agreed to advance reasonable attorney’s fees incurred by Mr. Koziar in defending any claim, action, suit or proceeding, whether civil, criminal, administrative or investigative, including any action brought derivatively on behalf of the Company or DPL, by reason of any act or omission by Mr. Koziar to act as director, trustee, officer, employee or agent to the full extent permitted by Ohio law.  Any such advancement of expenses was subject to the Company’s and DPL’s receipt of an undertaking by Mr. Koziar to repay any such amounts unless it is ultimately determined that he is entitled to be indemnified by the Company and DPL as authorized by Article VII of the Company’s Code of Regulations and Ohio law.  However, the lawsuit filed by the Company, DPL and MVE against Mr. Koziar seeks a declaration that he is not entitled to such advancements and must repay advances already made because he is unable to demonstrate entitlement to such indemnification.

Termination

Mr. Koziar’s employment agreement was terminable by the Company or DPL without “cause” on 180 days prior written notice, or with “cause” without prior notice; Mr. Koziar could terminate the agreement on 180 days written notice.  “Cause” is defined as (i) the commission of a felony, (ii) embezzlement, (iii) the illegal use of drugs, or (iv) the failure by Mr. Koziar to substantially perform his duties under the agreement (other than any such failure resulting from his physical or mental illness or other physical or mental incapacity) as determined by the Board of Directors of the Company and DPL.

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

If Mr. Koziar’s employment was terminated prior to December 31, 2005 by the Company or DPL without “cause,” other than in connection with a change of control, or by Mr. Koziar, and at the time of termination, any of the following executive positions are filled by more than one person: President or Chief Operating Officer of (1) DPL, (2) DP&L or (3) DPL Energy, LLC, then the employment agreement states that: (i) the Company and DPL will pay Mr. Koziar’s base salary through December 31, 2005; (ii) the Company and DPL would pay Mr. Koziar the annual bonus he would have received pursuant to the MICP for the year during which termination occurs had he still been employed as of the last day of such year; and (iii) any unvested options granted under DPL’s Stock Option Plan would be deemed fully vested.  However, the Company and DPL would not have those obligations, if Mr. Koziar’s employment was terminated for “cause.”

The other version of Mr. Koziar’s agreement, which the Company does not believe became effective, removed all provisions regarding “cause.”  Under that version, the agreement was terminable by any party at any time on 180 days written notice.  Any termination at a time when (a) any of the following executive positions were filled by more than one person: President or Chief Operating Officer of (1) DPL, (2) DP&L or (3) DPL Energy, LLC, or (4) a new CEO of DPL had been elected would have required that: (i) the Company and DPL would pay Mr. Koziar’s base salary through December 31, 2005; (ii) the Company and DPL would pay Mr. Koziar the annual bonus he would have received pursuant to the MICP for the year during which termination occurs had he still been employed as of the last day of such year; and (iii) any unvested options granted under DPL’s Stock Option Plan would have been deemed fully vested.  Additionally, that version of Mr. Koziar’s agreement contained a provision under which Mr. Koziar would refrain for two years from participating in certain forms of competition with DPL and DP&L.

In addition to the above, if Mr. Koziar’s employment was terminated due to his death, then Mr. Koziar’s estate would be entitled to his base compensation through December 31, 2005.

Change of Control

If a change of control occurred (other than a change of control resulting from the commencement of a tender offer or the Company or DPL entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets), Mr. Koziar’s December 15, 2000 letter agreement provided for (i) a lump sum cash payment to Mr. Koziar equal to the sum of 200% of (a) the annual base salary and (b) the average of the last three annual award payments made to Mr. Koziar under the MICP prior to the change of control, including any portion of the payments he elected to have credited to his deferred compensation plan account; (ii) payment of one-half of the amount calculated in clause (i) above in consideration of Mr. Koziar’s agreement to be subject to non-compete and confidentiality covenants; (iii) gross-up payments for excise taxes; and (iv) any and all awarded stock incentive units pursuant to the MSIP (other than to the extent related to a completed period for which the determination of the number of earned stock incentive units had already been made; and not to exceed the number of stock incentive units comprising the target award under the applicable stock incentive award regardless of the potential to earn more than such target award) being deemed earned stock incentive units which are vested, and all such earned stock incentive units shall be payable.  Mr. Koziar’s agreement permitted Mr. Koziar to defer the payment described in clause (ii), in which event the amount would be credited to his deferred compensation plan account.  In addition, if Mr. Koziar’s agreement was terminated within twelve months of such change of control, his agreement stated that Mr. Koziar would receive the benefits described below unless such termination is for cause or due to Mr. Koziar’s death or disability.

Under the December 15, 2000 letter agreement, if a tender offer was commenced or the Company or DPL entered into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets, then upon any subsequent termination of Mr. Koziar’s agreement within 36 months of the change of control and prior to the occurrence of another change of control or the consummation of such tender offer or agreement, Mr. Koziar’s agreement provided for (i) the payments described in the immediately preceding paragraph; (ii) in the event that the change of control preceded the completion of a period in which Mr. Koziar could have earned compensation pursuant to the MICP or any other incentive plan (other than the MSIP), a lump sum cash payment to Mr. Koziar equal to the average of the last three annual award payments to him under the MICP or other incentive plan (other than the MSIP), including any portion of such payments that he elected to have credited to his deferred compensation plan account (a second version of the letter agreement calculated this average based on the three calendar years out of the last ten consecutive years which yielded the highest average of incentive compensation); (iii) payment of any cash or shares of DPL’s stock awarded pursuant to the MICP or any action taken by the Board of Directors prior to the change of control which had been deferred; provided, however, that any deferral election that Mr. Koziar selected would remain in effect; and (iv) continuation of all life, health, accident and disability insurance until the third anniversary of the date of the change of control or until an essentially equivalent benefit was made available to Mr. Koziar by a subsequent employer at no cost to Mr. Koziar; provided, however, that such benefits and payments would not be made if the agreement was terminated by the Company or DPL for cause, by Mr. Koziar, or on account of Mr. Koziar’s death or disability.  In the event of such a change of control, if the tender offer or agreement was abandoned or terminated, and a majority of the original directors and/or their successors determine that the tender offer or agreement would not effectuate or otherwise result in a change of control and provide written notice of such determination, then a subsequent termination would not entitle Mr. Koziar to the benefits described above.

Upon any change of control, Mr. Koziar’s letter agreement stated that the Company and DPL would transfer cash or other property in an amount sufficient to fund all change of control benefits and payments to the master trust.  In addition, the letter agreement provided a gross-up payment if any excise tax was imposed upon a change of control such that Mr. Koziar was in the same after-tax position as if no excise tax was imposed.  Neither the Company nor DPL experienced a change of control while Mr. Koziar was employed by the Company and DPL.

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

Compensation and Indemnification

Mr. Biggs’ agreement provides for (i) an annual base salary of $250,000; (ii) his eligibility to receive an annual bonus under the MICP; (iii) stock options to purchase 200,000 shares of DPL common stock at an exercise price to be determined pursuant to the DPL Inc. Stock Option Plan and that will vest and become exercisable as to 50% of the shares on each of May 16, 2005 and May 16, 2006; (iv) a tax gross-up such that if any annuity taxes or other related taxes are imposed, Mr. Biggs is in the same after-tax position as if no taxes were imposed; (v) fringe benefits as are generally provided to non-employee directors; and (vi) term life insurance policy with a death benefit of $500,000.  In addition, the Company and DPL will provide Mr. Biggs with the use of corporate aircraft in connection with his travel between Dayton and his home in Florida and will pay a tax gross-up in respect of such use.  On October 5, 2004, Mr. Biggs signed a Letter Agreement with the Company and DPL to clarify that the effective date for the grant of stock options entitling Mr. Biggs to purchase 200,000 common shares pursuant to his employment agreement was October 5, 2004 and not May 16, 2004.

Further, Mr. Biggs retired as a Managing Partner of PricewaterhouseCoopers LLP (PwC) in 1999 and received retirement benefits from PwC which, if continued, could have affected whether PwC qualifies as an independent auditing firm for the Company and DPL.  PwC was the Company’s and DPL’s independent auditor until March 2003 and was required to give its consent to the filing of the Company’s 2003 Form 10-K.  In order for PwC to continue to qualify as an independent auditor, Mr. Biggs has agreed to accept his retirement benefit from PwC in the form of an annuity which provides an annual retirement benefit that is $71,000 less than the amount he previously received from PwC directly.  To compensate Mr. Biggs for the resulting reduction in his PwC retirement benefits, the Company and DPL purchased an annuity that pays Mr. Biggs $71,000 per year for life in addition to the compensation described above.  The Company and DPL will also provide Mr. Biggs with gross-up payments for any income taxes incurred by him in connection with the annuity such that Mr. Biggs is in the same after-tax position as if

no income taxes had been imposed.   Upon Mr. Biggs’ death, Mr. Biggs’ spouse will receive an annual amount equal to 30% of the total annuity payable to Mr. Biggs for life.   This arrangement will continue to be binding even if Mr. Biggs no longer serves as Executive Chairman.

Mr. Biggs’ agreement states that the Company and DPL will indemnify him against any and all losses, liabilities, damages, expenses (including attorney’s fees), judgments and amounts paid in settlement incurred by Mr. Biggs in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of either the Company or DPL, by reason of any act or omission to act in connection with the performance of his duties under the agreement to the full extent that the Company and DPL are permitted to indemnify a director, officer, employee or agent against the foregoing under the respective Codes of Regulations of the Company and DPL and Ohio law including, without limitation, Section 1701.13(E) of the Ohio Revised Code.

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

Change of Control

If within one year of a change of control Mr. Biggs’ employment either is not extended by the Company or DPL or is terminated without cause, Mr. Biggs’ agreement provides for (i) a lump sum cash payment equal to the sum of (a) 200% of the annual base salary; (b) 200% of the annual bonus paid or payable to Mr. Biggs for the calendar year immediately preceding the year of his termination (if Mr. Biggs has not had the opportunity to earn an annual bonus prior to his termination, then the annual bonus shall be deemed to be $250,000); and (c) a gross-up payment if any excise tax is imposed upon a change of control such that Mr. Biggs is in the same after-tax position as if no excise tax was imposed; (ii) the continuation of his benefits for two years following his termination; and (iii) the vesting of all of his awarded stock options; provided that Mr. Biggs executes and delivers a release pursuant to which he fully and unconditionally releases any claims that he may have against the Company or DPL.  If the change of control that occurred was only the commencement of a tender offer, the tender offer is abandoned or terminated and a majority of the original directors and/or their successors determine that the tender offer will not effectuate or otherwise result in a change of control and provide written notice of such determination, then a subsequent termination will not entitle Mr. Biggs to the benefits described above.

W. Steven Wolff

Mr. Wolff has served as an executive employee of the Company and DPL since September 17, 2003 pursuant to an employment agreement dated September 17, 2003 and a letter agreement dated November 1, 2002.  The term of Mr. Wolff’s employment agreement is indefinite until terminated by the Company or DPL, with or without cause, upon 30 days’ notice or by Mr. Wolff upon 180 days’ written notice; provided that the Company or DPL may terminate the agreement with cause without prior notice.  The agreement also terminates automatically upon Mr. Wolff’s death or disability.

Compensation

Mr. Wolff’s agreement provides for (i) an annual base salary of not less than $250,000; (ii) participation in such short-term and long-term bonus, incentive compensation, deferred compensation and similar plans as the Company or DPL or the Compensation Committee may determine; and (iii) such fringe benefits as are generally made available to all other employees, the Executive Medical Plan, the annual physical program and financial planning services in effect from time to time.

Termination

If Mr. Wolff’s employment is terminated without “cause” and he is not entitled to receive the benefits described below, then the agreement provides for payment of his annual base salary in installments over the one-year period after the date of termination; provided that Mr. Wolff executes and delivers a release pursuant to which he fully and unconditionally releases any claims that he may have against the Company, DPL and its affiliates.

“Cause” for purposes of Mr. Wolff’s employment agreement is defined as (i) commission of a felony, (ii) embezzlement, (iii) the illegal use of drugs, or (iv) the failure by Mr. Wolff to substantially perform his duties hereunder (other than any such failure resulting from his physical or mental illness or other physical or mental incapacity) as reasonably determined by the Company or DPL.

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

Change of Control

If Mr. Wolff’s employment is terminated in connection with a change of control, his letter agreement provides for payments and benefits similar to those described for Mr. Mahoney except that Mr. Wolff’s non-compete provisions are effective for two years after termination whereas Mr. Mahoney’s non-compete provisions are effective for three years after termination.

Patricia K. Swanke

Ms. Swanke has served as an executive employee since September 17, 2003, pursuant to an employment agreement dated September 17, 2003 and a letter agreement dated July 1, 2004.  The term of Ms. Swanke’s employment agreement is indefinite until terminated by the Company or DPL, with or without cause, upon 30 days’ notice or by Ms. Swanke upon 180 days written notice; provided that the Company or DPL may terminate the agreement with cause without prior notice.  The agreement also terminates automatically upon Ms. Swanke’s death or disability.  Ms. Swanke’s letter agreement includes non-compete and confidentiality provisions.

Compensation

Ms. Swanke’s employment agreement provides for (i) an annual base salary of not less than $230,000; (ii) participation in such short-term and long-term bonus, incentive compensation, deferred compensation and similar plans as the Company, DPL or the Compensation Committee may determine; and (iii) such fringe benefits as are generally made available to all other employees, the Executive Medical Plan, the annual physical program and financial planning services in effect from time to time.

Termination

If Ms. Swanke’s employment is terminated without cause and she is not entitled to receive the benefits described below, then the agreement provides for payment of her annual base salary in installments over the one-year period after the date of termination; provided that Ms. Swanke executes and delivers a release pursuant to which she fully and unconditionally releases any claims that she may have against the Company, DPL and its affiliates.  The definition of “cause” is identical to the definition provided in Mr. Wolff’s summary.

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

Change of Control

If Ms. Swanke’s employment is terminated in connection with a change of control, her agreement dated July 1, 2004 provides for payments and benefits similar to those described for Mr. Mahoney.

Miggie E. Cramblit

Ms. Cramblit has served as an executive employee since June 9, 2003, pursuant to an employment agreement dated June 9, 2003.  The term of Ms. Cramblit’s employment agreement and letter agreement is indefinite until terminated by the Company or DPL, with or without cause, upon 30 days’ notice or by Ms. Cramblit upon 180 days written notice; provided that the Company or DPL may terminate the agreement with cause without prior notice.  The agreement also terminates automatically upon Ms. Cramblit’s death or disability.  Ms. Cramblit’s letter agreement includes non-compete and confidentiality provisions.

Compensation

Ms. Cramblit’s employment agreement provides for (i) an annual base salary of not less than $210,000; (ii) participation in such short-term and long-term bonus, incentive compensation, deferred compensation and similar plans as the Company, DPL or the Compensation Committee may determine; and (iii) such fringe benefits as are generally made available to all other employees, the Executive Medical Plan, the annual physical program and financial planning services in effect from time to time.

Termination

If Ms. Cramblit’s employment is terminated without cause and she is not entitled to receive the benefits described below, then the agreement provides for payment of her annual base salary in installments over the one-year period after the date of termination; provided that Ms. Cramblit executes and delivers a release pursuant to which she fully and unconditionally releases any claims that she may have against the Company, DPL and its affiliates.  The definition of “cause” is similar to the definition provided in Mr. Wolff’s summary.

If Ms. Cramblit’ s employment is terminated for any reason at any time, her letter agreement provides for (i) a lump sum cash payment equal to her full base salary through the date of termination; (ii) the amount of the awards, with respect to any completed period which, pursuant to the Management Incentive Compensation Plan or any other incentive plan (other than any deferred compensation plan in which she made a contrary installment election) that have been earned but not paid; and (iii) payment of any other accrued benefits to which she was entitled through the date of termination.

For a period of one year after termination of Ms. Cramblit’s employment, Ms. Cramblit’s employment agreements states that Ms. Swanke is required to provide assistance as may be necessary to facilitate a smooth and orderly transition of duties.

Change of Control

If Ms. Cramblit’s employment is terminated in connection with a change of control, her letter agreement dated June 9, 2003 provides for payments and benefits similar to those described for Mr. Mahoney.

Compensation of Directors

In 2004, director compensation for each non-employee director consisted of an annual retainer of $55,000, covering both the Company and DPL, Board meeting fees of $5,000 per meeting, committee meeting fees of $4,000 per meeting and a special meeting fee of $3,000 per meeting.  While director compensation was the same in 2003 as in 2004, in 2002 non-employee directors received 1,500 common share units annually for services as a director.

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

Compensation Committee

DPL’s Compensation Committee makes all compensation decisions for the Company.  The Compensation Committee sets compensation levels for executive officers, approves equity incentive and other benefit plans, and negotiates and approves executive level employment and consulting contracts.  DPL’s revised Charter of Compensation Committee, which describes all of the Compensation Committee’s responsibilities, is posted on DPL’s website.

The Compensation Committee is currently comprised of the following independent directors:  Jane G. Haley, Chair; Paul Bishop, Vice Chair; James F. Dicke, II, Glenn E. Harder and W August Hillenbrand.  No member of the Compensation Committee serves, or has served, as an officer or employee of the Company or DPL.  In addition, no interlocking relationship exists between the Company’s or DPL’s Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2004, with respect to the Company’s or DPL’s equity compensation plans under which shares of DPL’s equity securities may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:

DPL Inc. Stock Option Plan (1)	7,210,168	$20.85	789,832

Equity compensation plans not approved by security holders:

Directors’ Deferred Stock Compensation Plan (2)	279,939	N/A	See Notes 2 and 4

Management Stock Incentive Plan (3)	1,103,308	N/A	See Notes 3 and 4

Total	8,593,415

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

(4)       DPL has secured its obligations under the Director’s Deferred Stock Compensation Plan and the Management Stock Incentive Plan by market purchases of DPL common shares by the Master Trust.  Accordingly, issuance of shares to directors or executives under these plans will not increase the number of DPL common shares issued.

Security Ownership of Management

Set forth below is information concerning the beneficial ownership of common shares of DPL by each director, each person named in the Summary Compensation Table under “Executive Compensation” below and of all directors and executive officers of the Company as a group as of March 2,  2005.

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1) (2) (3)

Robert D. Biggs	2,471	<1%
Paul R. Bishop	27,981	<1%
James F. Dicke, II	294,026	<1%
Peter H. Forster (4) (7)	2,924,329	<2.3%
Ernie Green	178,511	<1%
Jane G. Haley	215,308	<1%
Glenn E. Harder	444	0%
W August Hillenbrand	184,382	<1%
Stephen F. Koziar, Jr. (5) (7)	603,345	<1%
Lester L. Lyles	0	0%
James V. Mahoney	40,116	<1%
Arthur G. Meyer	4,041	<1%
Ned J. Sifferlen, PhD	5,529	<1%
Patricia K. Swanke	4,875	<1%
W. Steven Wolff	1,522	<1%
All current directors and executive officers as a group (18 persons) (6)	966,435	<1%

(1)            Ownership percentages are based on 126,501,404 common shares outstanding as of March 2, 2005.

(2)            Except for shares shown for Mr. Forster, the number of shares shown represents in each instance less than 1% of the outstanding common shares of DPL.  There were 966,435 common shares and common share units, or <1% of the total number of common shares, beneficially owned by all directors and officers of DPL and DP&L as a group at March 2, 2005.  The number of shares shown includes (i) 150,746 common shares transferred to the Master Trust for non-employee directors pursuant to the Directors’ Deferred Stock Compensation Plan, (ii) 200,000 common shares subject to presently exercisable options for current non-employee directors and (iii) 354,075 share units with no voting rights held by non-employee directors under the Directors’ Deferred Compensation Plan as follows: Mr. Biggs – 2,471 units; Mr. Bishop – 27,981 units; Mr. Dicke – 82,862 units; Mr. Green – 77,940 units; Mrs. Haley – 85,682 units; Mr. Harder – 444 units; Mr. Hillenbrand – 74,466 units, and Dr. Sifferlen – 2,229 units.

(3)            The number of shares shown includes common shares, restricted share units with no voting rights, and stock options that are exercisable.

(4)            Mr. Forster resigned on May 16, 2004.

(5)            Mr. Koziar retired on May 16, 2004.

(6)            These 18 persons include all current directors and executive officers listed under Item 10 – Directors and Executive Officers of the Registrant.

(7)            Messrs. Forster and Koziar may have beneficial ownership of additional shares held in street name, which the Company and DPL did not confirm due to pending litigation with these individuals.

Item 13 - Certain Relationships and Related Transactions

In 1996, the Company and DPL entered into a consulting contract pursuant to which Peter H. Forster agreed to (i) serve, in a non-employee capacity, as Chairman of the Board of Directors of the Company, DPL and MVE, and as Chairman of the Executive Committee of the Board of Directors of the Company and DPL and (ii) provide advisory and strategic planning consulting services.  The terms and conditions of such consulting contract are described in Item 11-Executive Compensation, “Consulting Contract and Employment Agreements,” in this Form 10-K.

Mr. Forster resigned on May 16, 2004.  In connection with Mr. Forster’s resignation, the Company and DPL reserved all rights and defenses and Mr. Forster reserved all rights and entitlements under applicable law and under any existing agreement between Mr. Forster, the Company, DPL and all of their subsidiaries.  Mr. Forster filed a lawsuit against the Company, DPL and MVE alleging claims against the Company, DPL and MVE for breach of contract, conversion, promissory estoppel and declaratory judgment relating to his consulting agreement.  That lawsuit, filed in Florida, was dismissed in November 2004 for lack of jurisdiction.  The Company, DPL and MVE have filed a lawsuit against Mr. Forster alleging that he breached his fiduciary duties and breached his consulting contract and claim that they no longer owe Mr. Forster any further benefits under his contract.  (See Item 3 - Legal Proceedings.)

In October 2001, the Company and DPL entered into an Administrative Services Agreement (the ASA) with Valley Partners, Inc. (Valley), a Florida corporation, and the individual trustees of certain master trusts which hold the assets of various executive and director compensation plans.  The ASA engaged Valley to provide administrative and recordkeeping functions on behalf of the master trusts upon a change of control of the Company or DPL in exchange for a 1.25% administration fee based on the market value of all assets of the master trusts.  The ASA also called for Valley to provide investment advice as requested by the trustees.  The 1.25% fee payable to Valley under the ASA was in addition to the annual management fee payable to Valley.

In October 2001, the Company and DPL also entered into a Trustee Fee Agreement (the TFA) with Richard Chernesky, Richard Broock and Frederick Caspar, attorneys at Chernesky, Heyman & Kress P.L.L., a law firm that represented the Company and DPL.  Upon a change of control of the Company or DPL, Messrs. Chernesky, Broock and Caspar would become the sole trustees of the master trusts and would succeed to all of the duties of DPL’s Compensation Committee under the compensation plans funded through the master trusts in exchange for an annual fee of $500,000.  This fee would not be reduced by payments made to Valley under the ASA.

The MSAs, ASA and TFA (the Valley Partners Agreements) were terminated by an agreement executed in January 2004, but effective as of December 15, 2003.  The financial assets were not sold or transferred prior to such termination and therefore the agreements never became effective and no compensation was ever paid under them.  Mr. Forster’s and Ms. Muhlenkamp’s consulting and compensation arrangements were governed by the terms of the consulting contract between the Company, DPL and Mr. Forster and the employment agreement between the Company, DPL and Ms. Muhlenkamp, respectively.

On February 2 and 3, 2004, Mr. Koziar sent letters to Mr. Forster and Ms. Muhlenkamp purporting to amend their consulting and employment agreements to provide change of control protections regarding their MVE payments.  In addition, on February 2, 2004, Mr. Koziar sent Mr. Forster a letter purporting to amend his consulting agreement to provide additional terms and to increase his compensation.  However, none of those purported amendments had been approved by the Compensation Committee.  (See “Executive Compensation – Consulting Contract and Employment Agreements.”)

On April 26, 2004, the Company and DPL entered into a new Trustee Fee Agreement (New TFA) with Messrs. Chernesky, Broock and Caspar that would have become effective upon a change of control of the Company or DPL.  If the New TFA became effective, it provided that Messrs. Chernesky, Broock and Caspar would serve as the sole trustees of the master trusts in exchange for an annual fee of $250,000 during the New TFA’s term.  On October 14, 2004, at the request of the Company and DPL, Messrs. Chernesky, Broock and Caspar submitted their resignations to the Company and DPL.

The Company and DPL have reviewed the termination of the Valley Partners Agreements, and the purported amendments and agreements sent to Mr. Forster and Ms. Muhlenkamp on February 2, 2004, and has initiated legal proceedings asserting breach of fiduciary duty by Messrs. Forster and Koziar and Ms. Muhlenkamp, and challenging the propriety and/or validity of those terminations, purported amendments and agreements.  (See Item 3 - Legal Proceedings.)

Item 14 – Principal Accountant Fees and Services

The following table presents the aggregate fees billed for professional services rendered to the Company and DPL by KPMG LLP and PricewaterhouseCoopers LLP for 2004 and 2003.  Other than as set forth below, no professional services were rendered or fees billed by KPMG LLP or PricewaterhouseCoopers LLP during 2004 and 2003.

KPMG LLP	Fees Paid 2004	Fees Paid 2003

Audit Services(1)	$2,498,189	$343,333
Audit-Related Services(2)	147,136	94,000
Tax Services(3)	62,966	—
All Other Services(4)	—	—
Total	$2,708,291	$437,333

PricewaterhouseCoopers LLP	Fees Paid 2004	Fees Paid 2003
Audit Services(1)	$770,074	$303,900
Audit-Related Services(2)	—	140,000
Tax Services(3)	—	62,400
All Other Services(4)	—	—
Total	$770,074	$506,300

(1)            Audit services consist of professional services rendered for the audit of the Company’s and DPL’s annual financial statements and the reviews of the quarterly financial statements.

(2)            Audit-related services are those rendered to the Company and DPL for assurance and related services.

(3)            Tax services are those rendered to the Company and DPL for tax compliance, tax planning and advice.

(4)            Other services performed include certain advisory services in connection with accounting research and do not include any fees for financial information systems design and implementation.

Pre-Approval Policies and Procedures of the Audit Committee

Pursuant to its charter, the Audit Committee pre-approves all audit and permitted non-audit services, including engagement fees and terms thereof, to be performed for the Company and DPL by the independent auditors, subject to the exceptions for certain non-audit services that are approved by the Audit Committee prior to the completion of the audit in accordance with Section 10A of the Securities Exchange Act of 1934, as amended.  The Audit Committee must also pre-approve all internal control-related services to be provided by the independent auditors.  The Audit Committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level.  Any material service that is not included in the approved list of services must be separately pre-approved by the Audit Committee.  In addition, all audit and permissible non-audit services in excess of the pre-approved cost level, whether or not such services are included on the pre-approved list of services, must be separately pre-approved by the Chairman of the Audit Committee.

The Audit Committee may form and delegate to a subcommittee consisting of one or more members (provided that such person (s) are independent directors) its authority to grant pre-approvals of audit, permitted non-audit services and internal control-related services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15 - Exhibits, Financial Statement Schedule and Reports on Form 8-K

Page Nos.
(a) The following documents are filed as part of this report:

1. Financial Statements

Consolidated Statements of Results of Operations for each of the three years in the period ended December 31, 2004	31
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	32
Consolidated Balance Sheets at December 31, 2004 and 2003	33
Consolidated Statement of Changes to Shareholders’ Equity for each of the three years in the period ended December 31, 2004	35
Notes to Consolidated Financial Statements	36
Report of Independent Registered Public Accounting Firm - KPMG	64
Report of Independent Registered Public Accounting Firm on Internal Controls - KPMG	65
Report of Independent Registered Public Accounting Firm - PwC	67

2. Financial Statement Schedule

For each of the three years in the period ended December 31, 2004:

Schedule II — Valuation and Qualifying Accounts	105

The information required to be submitted in Schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.                                       Exhibits

The exhibits filed as a part of this Annual Report on Form 10-K are:		Incorporated Herein by Reference as Filed With

2(a)	Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and DP&L dated January 6, 1986	Exhibit A to the 1986 Proxy Statement (File No. 1-2385)

2(b)	Copy of Asset Purchase Agreement, dated December 14, 1999, between The Dayton Power and Light Company, Indiana Energy, Inc., and Number-3CHK, Inc.	Exhibit 2 to Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-9052)

3(a)	Copy of Amended Articles of Incorporation of DPL Inc. dated September 25, 2001	Exhibit 3 to Report on Form 10-K/A for the year ended December 31, 2001 (File No. 1-2385)

3(b)	Code of Regulations of DPL Inc.	Exhibit 3(b) to Form 8-K filed on May 3, 2004 (File No. 1-9052)

4(a)	Copy of Composite Indenture dated as of October 1, 1935, between DP&L and The Bank of New York, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

4(b)	Copy of the Thirtieth Supplemental Indenture dated as of March 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Registration Statement No. 33-53906

4(c)	Copy of the Thirty-First Supplemental Indenture dated as of November 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Registration Statement No. 33-56162

4(d)	Copy of the Thirty-Second Supplemental Indenture dated as of November 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(i) to Registration Statement No. 33-56162

4(e)	Copy of the Thirty-Third Supplemental Indenture dated as of December 1, 1985, between DP&L and The Bank of New York, Trustee	Exhibit 4(e) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

4(f)	Copy of the Thirty-Fourth Supplemental Indenture dated as of April 1, 1986, between DP&L and The Bank of New York, Trustee	Exhibit 4 to Report on Form 10-Q for the quarter ended June 30, 1986 (File No. 1-2385)

4(g)	Copy of the Thirty-Fifth Supplemental Indenture dated as of December 1, 1986, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Report on Form 10-K for the year ended December 31, 1986 (File No. 1-9052)

4(h)	Copy of the Thirty-Sixth Supplemental Indenture dated as of August 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(i) to Registration Statement No. 33-53906

4(i)	Copy of the Thirty-Seventh Supplemental Indenture dated as of November 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(j) to Registration Statement No. 33-56162

4(j)	Copy of the Thirty-Eighth Supplemental Indenture dated as of November 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(k) to Registration Statement No. 33-56162

4(k)	Copy of the Thirty-Ninth Supplemental Indenture dated as of January 15, 1993, between DP&L and The Bank of New York, Trustee	Exhibit 4(k) to Registration Statement No. 33-57928

4(l)	Copy of the Fortieth Supplemental Indenture dated as of February 15, 1993, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2385)

4(m)	Copy of Forty-First Supplemental Indenture dated as of February 1, 1999, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)

4(n)	Copy of Forty-Second Supplemental Indenture dated as of September 1, 2003, between DP&L and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

4(o)	Copy of the Revolving Credit Agreement dated as of December 18, 2002, between DPL Inc., KeyBank National Association (as agent), Bank One, NA (as agent), and the banks named therein	Exhibit 4(n) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

4(p)	Copy of the Note Purchase Agreement dated as of April 6, 1999, for $500.0 million of 6.32% Senior Notes due 2004	Exhibit 4 to Report on Form 10-Q dated June 30, 1999 (File No. 1-9052)

4(q)	Copy of Rights Agreement between DPL Inc. and Equiserve Trust Company, N.A.	Exhibit 4 to Report on Form 8-K dated September 25, 2001 (File No. 1-9052)

4(r)	Copy of Securities Purchase Agreement dated as of February 1, 2000, by and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures Inc. and certain exhibits thereto	Exhibit 99(b) to Schedule TO-I dated February 4, 2000 (File No. 1-9052)

4(s)

Copy of Revolving Credit Agreement dated as of December 12, 2003, between Dayton Power & Light Company, Harris Nesbitt Corp. (as agent), KeyBank National Association (as agent and lead arranger) and the banks named therein

Exhibit 4(s) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

4(t)	Copy of Revolving Credit Agreement dated as of June 1, 2004, between the Dayton Power and Light Company, KeyBank National Association (as agent and arranger) and LaSalle Bank National Association	Exhibit 4(ee) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

4(u)	Officer’s Certificate of DPL Inc. establishing $175 million Senior Note due 2009, dated March 25, 2004	Exhibit 4.1 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

4(v)	Exchange and Registration Rights Agreement dated March 25, 2004, between DPL Inc. and the purchasers	Exhibit 4.2 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

4(w)	Indenture dated as of March 1, 2000, between DPL Inc. and Bank One Trust Company, National Association	Exhibit 4(b) to Registration Statement No. 333-37972

4(x)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated March 1, 2000	Exhibit 4(c) to Registration Statement No. 333-37972

4(y)

Exchange and Registration Rights Agreement dated as of August 24, 2001, between DPL Inc., Morgan Stanley & Co., Incorporated, Bank One Capital Markets, Inc., Fleet Securities, Inc. and NatCity Investments, Inc.

Exhibit 4(a) to Registration Statement No. 333-74568

4(z)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated August 31, 2001	Exhibit 4(c) to Registration Statement No. 333-74568

4(aa)	Indenture dated as of August 31, 2001, between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630

4(bb)	First Supplemental Indenture dated as of August 31, 2001, relating to the subordinated debentures between DPL Inc. and The Bank of New York	Exhibit 4(b) to Registration Statement No. 333-74630

4(cc)

Amended and Restated Trust Agreement dated as of August 31, 2001, relating to DPL Capital Trust II, the Capital Securities and the Common Securities among DPL Inc., the depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and Allen M. Hill and Stephen F. Koziar, Jr., as administrative trustees, and the holders, from time to time, of undivided beneficial interests in DPL Capital Trust II

Exhibit 4(c) to Registration Statement No. 333-74630

4(dd)	Exchange and Registration Rights Agreement dated as of August 24, 2001, among DPL Inc., DPL Capital Trust II and Morgan Stanley & Co., Incorporated	Exhibit 4(d) to Registration Statement No. 333-74630

10(a)*	Copy of Directors’ Deferred Stock Compensation Plan amended December 31, 2000	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(b)*	Copy of Directors’ Deferred Compensation Plan amended December 31, 2000	Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(c)*	Copy of Management Stock Incentive Plan amended December 31, 2000	Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(d)*	Copy of Key Employees Deferred Compensation Plan amended December 31, 2000	Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(e)*	Copy of Supplemental Executive Retirement Plan amended February 1, 2000	Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

10(f)*	Copy of Stock Option Plan	Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(g)*	Consulting contract dated as of December 31, 1996, between DPL Inc., The Dayton Power and Light Company and Peter H. Forster	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

10(h)*	Employment agreement dated as of March 21, 2000, between DPL Inc. and Elizabeth M. McCarthy	Exhibit 10(h) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

10(i)*

Employment agreement dated as of July 21, 2004, effective as of May 16, 2004 between DPL Inc., The Dayton Power and Light Company and Robert D. Biggs; Letter Agreement and Stock Option Agreement, as amended, dated as of October 5, 2004, and effective as of May 16, 2004

Exhibit 10.1,10.2 and 10.3 to Report on Form 8-K filed on October 8, 2004 (File No. 1-9052)

10(j)*	Employment agreement dated as of December 28, 2004, between DPL Inc., The Dayton Power and Light Company and John J. Gillen; Letter Agreement and Stock Option Agreement dated as of December 28, 2004	Exhibit 10.2 to Report on Form 8-K filed on December 28, 2004. (File No. 1-9052)

10(k)*	Employment agreement dated as of October 17, 2002 between DPL Inc., The Dayton Power and Light Company and Stephen F. Koziar, Jr.	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

10(l)*	Employment agreement dated as of January 3, 2003, between DPL Inc. and James V. Mahoney	Exhibit 10(j) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(m)*	Employment agreement dated as of September 17, 2003, between DPL Inc. and W. Steven Wolff	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(n)*	Employment agreement dated as of September 17, 2003, between DPL Inc. and Patricia K. Swanke	Exhibit 10(l) to Report on Form 10-K for the year ended December 31, 2003 (File No.1-9052)

10(o)*

Change of Control Agreement dated as of December 15, 2000, between DPL Inc., The Dayton Power and Light Company and Stephen F. Koziar, Jr. and Management Stock Option Agreement dated February 1, 2000, and September 24, 2002 between DPL Inc. and Stephen F. Koziar, Jr.

Exhibit 10(n) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(p)*

Change of Control Agreement dated as of January 3, 2003, between DPL Inc., The Dayton Power and Light Company and James V. Mahoney and Management Stock Option Agreement dated as of January 3, 2003, between DPL Inc. and James V. Mahoney

Exhibit 10(o) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(q)*	Change of Control Agreement as amended dated as of September 10, 2004, between DPL Inc., The Dayton Power and Light Company and W. Steven Wolff	Exhibit 10(dd) to Report on Form 8-K filed September 23, 2004 (File No. 1-9052)

10(r)*

Change of Control Agreement dated as of July 1, 2004, between DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke and Management Stock Option Agreement dated as of January 1, 2001, between DPL Inc. and Patricia K. Swanke

Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2004 (File No. 1-9052)

10(s)*	Management Services Agreement dated June 20, 2001, between Valley Partners, Inc. and each of MVE, Inc., Miami Valley Development Company and Miami Valley Insurance Company	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(t)*	Administrative Services Agreement dated October 4, 2001, among Valley Partners, Inc., DPL Inc., The Dayton Power and Light Company and the Trustees named therein	Exhibit 10(t) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(u)*

Letter agreement dated December 15, 2003, terminating Management Services Agreement dated June 20, 2001, between Valley Partners, Inc. and each of MVE, Inc., Miami Valley Development Company and Miami Valley Insurance Company and Administrative Services Agreement dated October 4, 2001, among Valley Partners, Inc., DPL Inc., The Dayton Power and Light Company and the Trustees named therein

Exhibit 10(u) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(v)*

Amended and Restated Master Trust Agreement, dated as of January 1, 2001, by and among The Dayton Power and Light Company, the grantor, DPL Inc., and Bank of America, N.A., Richard J. Chernesky, Richard A. Broock, and Frederick J. Caspar

Exhibit 10(v) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(w)*

Second Amended and Restated Master Trust Agreement, dated as of January 1, 2001, by and among The Dayton Power and Light Company, the grantor, DPL Inc., Bank One Trust Company, N.A., Richard J. Chernesky, Richard A. Broock, and Frederick J. Caspar

Exhibit 10(w) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(x)*

Trustee Fee Agreement dated as of April 26, 2004, by and among Richard J. Chernesky, Richard A. Broock and Frederick J. Caspar, solely in their capacities as trustees of the Master Trusts and not individually and DPL Inc., and The Dayton Power and Light Company

Exhibit 10(x) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(y)*	Long Term Incentive Plan of DPL Inc. dated as of January 20, 2003	Exhibit 10(aa) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(z)*	Employment Agreement and Change of Control Agreement as of September 10, 2004, between DPL Inc. and Gary Stephenson	Exhibit 10(ee) to Report on Form 8-K filed on September 10, 2004 (File No. 1-9052)

10(aa) *

MVE Incentive Program – Annex A and Letter to Peter H. Forster as of February 16, 2000, and Management Stock Option Agreements dated as of February 1, 2000 and September 24, 2002, between DPL Inc. and Peter H. Forster

Exhibit 10(ff) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(bb) *	Employment agreement dated as of June 9, 2003, as amended by attached letter dated October 18, 2004, between DPL Inc., The Dayton Power and Light Company and Miggie E. Cramblit	Exhibit 10(gg) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(cc)*	Employment agreement and Change of Control Agreement dated as of July 21, 2003, between DPL Inc. and Daniel L. Thobe	Exhibit 10(hh) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(dd)*	Employment agreement dated as of December 21, 2004, between DPL Inc., The Dayton Power and Light Company and James V. Mahoney	Exhibit 10.1 to Form 8-K filed on December 28, 2004 (File No. 1-9052)

10(ee)	Construction Agreement dated as of November 19, 2004, between The Dayton Power and Light Company and Pullman Power, LLC	Filed herewith as Exhibit 10(ee)

10(ff)	Construction Agreement dated as of January 12, 2005, between The Dayton Power and Light Company and Ershigs, Inc.	Filed herewith as Exhibit 10(ff)

16	Letter regarding Change in Certifying Accountant	Exhibit 16(a) to Form 8-K, filed on March 13, 2003 (File No. 1-9052)

18	Copy of preferability letter relating to change in accounting for unbilled revenues from Price Waterhouse LLP	Exhibit 18 to Report on Form 10-K for the year ended December 31, 1987 (File No. 1-9052)

21	List of Subsidiaries of The Dayton Power and Light Company	Filed herewith as Exhibit 21

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

99(a)	Report of Taft, Stettinius & Hollister LLP, dated April 26, 2004	Exhibit 99(a) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

99(b)	Supplement to the April 26, 2004, Report of Taft, Stettinius & Hollister LLP, dated May 15, 2004	Exhibit 99(b) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

99(c)

Complaint filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida — Peter H. Forster and Caroline E. Muhlenkamp v. DPL Inc., The Dayton Power and Light Company and MVE, Inc.

Exhibit 99(c) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

99(d)

Complaint filed in Montgomery County Court of Common Pleas, Montgomery County, Ohio — DPL Inc.,  The Dayton Power and Light Company and MVE, Inc. v. Peter H. Forster, Caroline E. Muhlenkamp and Stephen F. Koziar, Jr.

Exhibit 99(d) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

*Management contract or compensatory plan.

Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, DPL Inc. has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of DPL Inc. and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

                    (b)  Reports on Form 8-K

On November 3, 2004, The Dayton Power and Light Company filed a Form 8-K reporting under Item 4.02, that as a result of The Dayton Power and Light Company’s review of its 2003 and previous years financial statements, The Dayton Power and Light Company could no longer rely on 2002 and 2001 annual financial statements, including quarterly financial statements from March 31 2002 through September 30, 2003 and that such previously filed financial statements would need to be restated.

On November 24, 2004, DP&L filed a Form 8-K reporting under Item 1.01, that DP&L had entered into a $31 million agreement with Pullman Power LLC for the materials and construction of a 780 foot concrete chimney at its J. M. Stuart Generating Station as a part of its flue gas desulfurization project.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power & Light Company

March 14, 2005	By:	/s/ James V. Mahoney
James V. Mahoney President and Chief Executive Officer (principal executive officer)

March 14, 2005		/s/ John J. Gillen
John J. Gillen Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)

March 14, 2005		/s/ Daniel L. Thobe
Daniel L. Thobe Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. D. Biggs	Director and Executive Chairman	March 11, 2005
(R. D. Biggs)

/s/ P. R. Bishop	Director	March 11, 2005
(P. R. Bishop)

/s/ J. F. Dicke, II	Director	March 11, 2005
(J. F. Dicke, II)

/s/ E. Green	Director	March 11, 2005
(E. Green)

/s/ J. G. Haley	Director	March 11, 2005
(J. G. Haley)

/s/ G.E. Harder	Director	March 11, 2005
(G. E. Harder)

/s/ W. A. Hillenbrand	Director and Vice-Chairman	March 11, 2005
(W. A. Hillenbrand)

/s/ L.L. Lyles
(L. L. Lyles)	Director	March 11, 2005

/s/ J. V. Mahoney	Director, President and Chief	March 11, 2005
(J. V. Mahoney)	Executive Officer (principal executive officer)

/s/ N. J. Sifferlen
(N. J. Sifferlen)	Director	March 11, 2005

/s/ J. J. Gillen	Senior Vice President and	March 11, 2005
(J. J. Gillen)	Chief Financial Officer (principal financial and principal accounting officer)

/s/ D. L. Thobe	Corporate Controller	March 11, 2005
(D. L. Thobe)

Schedule II

The Dayton Power and Light Company

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31,

$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
			(1)

2004:
Deducted from accounts receivable—

Provision for uncollectible accounts	$3,617	$885	$3,417	$1,085

2003:
Deducted from accounts receivable—

Provision for uncollectible accounts	$10,873	$4,463	$11,719	$3,617

2002:
Deducted from accounts receivable—

Provision for uncollectible accounts	$12,445	$3,008	$4,580	$10,873

 (1) Amounts written off, net of recoveries of accounts previously written off.