Form 10-Q
period 2005-03-31
DAYTON POWER & LIGHT CO
filed 2005-05-05
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES     ☐   NO     ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2005, all of which were held by DPL Inc., was 41,172,173.

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

The Company’s public web site is http://www.dplinc.com.  The Company makes available through its web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, the Company’s public web site includes other items related to corporate governance matters, including, among other things, the Company’s governance guidelines, charters of various committees of the Board of Directors and the Company’s code of business conduct and ethics applicable to all employees, officers and directors.  You may obtain copies of these documents, free of charge, by sending a request, in writing, to DP&L Investor Relations, 1065 Woodman Drive, Dayton, Ohio 45432.

Part I.  Financial Information

Item 1.  Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended March 31,
	2005	2004
Revenues
Electric revenues	$305.1	$300.4

Operating Expenses
Fuel	77.7	62.7
Purchased power	29.3	28.5
Operation and maintenance	48.8	46.8
Depreciation and amortization	30.0	28.3
Amortization of regulatory assets, net	0.5	0.1
General taxes	27.4	27.1
Total operating expenses	213.7	193.5

Operating Income	91.4	106.9

Interest expense	(11.3)	(11.8)
Other income	7.8	4.2

Income Before Income Taxes	87.9	99.3

Income tax expense	34.6	37.3
Net Income	53.3	62.0
Preferred dividends	0.2	0.2

Earnings on Common Stock	$53.1	$61.8

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net income	$53.3	$62.0
Adjustments:
Depreciation and amortization	30.0	28.3
Amortization of regulatory assets, net	0.5	0.1
Deferred income taxes	11.4	12.4
Changes in working capital:
Accounts receivable	2.8	10.0
Accounts payable	2.8	1.7
Accrued taxes payable	15.8	14.6
Accrued interest payable	4.7	4.3
Prepayments	8.6	7.9
Inventories	(8.0)	(7.7)
Deferred compensation assets	3.6	8.8
Deferred compensation obligations	0.7	(6.7)
Other (Note 2)	(11.2)	(15.4)
Net cash provided by operating activities	115.0	120.3

Investing Activities
Capital expenditures	(42.7)	(25.7)
Net cash used for investing activities	(42.7)	(25.7)

Financing Activities
Dividends paid on common stock	(75.0)	(75.0)
Dividends paid on preferred stock	(0.2)	(0.2)
Net cash used for financing activities	(75.2)	(75.2)

Cash and temporary cash investments
Net change	(2.9)	19.4
Balance at beginning of period	17.2	17.2
Balance at end of period	$14.3	$36.6

Cash Paid During the Period for:
Interest	$5.8	$6.0
Income taxes	$(2.9)	$0.4

See Notes to Consolidated Financial Statement.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

	At March 31, 2005	At December 31, 2004
ASSETS

Property
Property, plants and equipment	$3,977.6	$3,944.6
Less: Accumulated depreciation and amortization	(1,890.7)	(1,864.4)
Net property	2,086.9	2,080.2

Current Assets
Cash and temporary cash investments	14.3	17.2
Accounts receivable, less provision for uncollectible accounts of $1.0 and $3.6, respectively	151.0	153.8
Inventories, at average cost (Note 2)	77.9	69.8
Prepaid taxes	34.8	46.4
Other (Note 2)	17.2	24.8
Total current assets	295.2	312.0

Other Assets
Income taxes recoverable through future revenues	32.4	32.5
Other regulatory assets	50.9	41.5
Other (Note 2)	169.0	175.2
Total other assets	252.3	249.2

Total Assets	$2,634.4	$2,641.4

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

(continued)

	At March 31, 2005	At December 31, 2004

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$0.4	$0.4
Other paid-in capital	782.3	782.9
Accumulated other comprehensive income	41.4	43.1
Earnings reinvested in the business	207.8	229.7
Total common shareholders’ equity	1,031.9	1,056.1

Preferred stock	22.9	22.9

Long-term debt (Note 5)	686.4	686.6
Total capitalization	1,741.2	1,765.6

Current Liabilities
Accounts payable	103.1	107.8
Accrued taxes	129.1	124.8
Accrued interest	15.5	10.7
Other (Note 2)	34.3	22.1
Total current liabilities	282.0	265.4

Deferred Credits and Other
Deferred taxes	365.7	365.8
Unamortized investment tax credit	48.6	49.3
Other (Note 2)	196.9	195.3
Total deferred credits and other	611.2	610.4

Contingencies (Note 6)

Total Capitalization and Liabilities	$2,634.4	$2,641.4

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

DP&L has prepared the unaudited consolidated financial statements in this report, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DP&L’s 2004 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”.  SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R establishes standards in which to account for transactions where an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or settled by issuance of equity instruments.  This statement focuses primarily on accounting for employee services paid for by share-based transactions.  SFAS 123R requires a public entity to measure the cost of employee services received and paid for by equity instruments to be based on the fair-value of such equity on the grant date.  This cost is recognized in results of operations over the period in which employees are required to provide service.  Liabilities initially incurred will be based on the fair-value of equity instruments and then be re-measured at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date will be estimated using option-pricing models and excess tax benefits will be recognized as an addition to paid-in capital.  Cash retained from the excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The provisions of this Statement shall be effective for the Company no later than January 1, 2006.  DP&L is currently accounting for such share-based transactions granted after January 1, 2003, using SFAS 123, “Accounting for Stock-Based Compensation.”  DP&L is evaluating the effect of this new standard on the Company’s results of operations, cash flows and financial position.

Inventory Costs

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is evaluating the impact of the adoption of SFAS 151, but does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company is evaluating the impact of the adoption of SFAS 153, but does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

The American Jobs Creation Act of 2004

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP FAS 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP FAS 109-2).  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.   DP&L reduced its tax expense by $0.5 million in the first quarter of 2005 as a result of the deduction for qualified domestic production activities.

Discontinued Operations

In November, 2004, the EITF issued EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”  This guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  Operating results related to a component that is either disposed of or classified as held for sale within an enterprise’s fiscal year that includes November 30, 2004, may be classified to reflect the consensus. The Company determined that this issue did not have an impact on its results of operations, financial condition or cash flows.

2.  Supplemental Financial Information

$ in millions	At March 31, 2005	At December 31, 2004

Inventories, at average cost
Plant materials and supplies	$28.9	$29.1
Fuel and emission allowances	49.2	40.7
Other	(0.2)	—
Total inventories, at average cost	$77.9	$69.8

Other current assets
Prepayments	$3.9	$11.2
Deposits and other advances	1.9	1.6
Current deferred income taxes	7.6	6.8
Miscellaneous work in progress	5.1	4.5
Other	(1.3)	0.7
Total other current assets	$17.2	$24.8

Other deferred assets
Master Trust assets	$101.6	$106.4
Prepaid pension	37.4	38.2
Unamortized loss on reacquired debt	23.3	23.8
Unamoritized debt expense	5.5	5.6
Other	1.2	1.2
Total other deferred assets	$169.0	$175.2

Other current liabilities
Customer security deposits and other advances	$18.4	$17.3
Payroll taxes payable	(0.5)	—
Current deferred income tax	12.1	—
Unearned revenues	0.2	0.3
Current portion - long-term debt	1.4	1.5
Other	2.7	3.0
Total other current liabilities	$34.3	$22.1

Other deferred credits
Asset retirement obligations - regulated property	$79.2	$77.5
Trust obligations	69.5	68.2
Retirees’ health and life benefits	32.1	32.4
Environmental reserves	0.1	0.1
Legal reserves	2.8	3.3
Asset retirement obligations - generation	5.2	5.1
Other	8.0	8.7
Total other deferred credits	$196.9	$195.3

	Three Months Ended March 31,
$ in millions	2005	2004
Cash flows - Other
Payroll taxes payable	$(1.4)	$(11.2)
Deposits and other advances	0.3	(3.9)
Deferred storm costs	(9.7)	—
Other	(0.4)	(0.3)
Total cash flows - Other	$(11.2)	$(15.4)

Comprehensive Income
Net Income	$53.3	$62.0
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	(1.3)	(5.6)
Net change in deferred gains on cash flow hedges	(1.3)	(0.7)
Deferred income taxes related to unrealized gains (losses)	0.9	2.4
Comprehensive income	$51.6	$58.1

3.              Pension and Postretirement Benefits

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended March 31 were:

Net periodic benefit cost

$ in millions	Pension		Postretirement
	2005	2004	2005	2004
Service cost	$1.0	$0.9	$—	$—
Interest cost	3.9	4.0	0.4	0.5
Expected return on assets	(5.4)	(5.4)	(0.1)	(0.2)

Amortization of unrecognized:
Actuarial (gain) loss	0.9	0.5	(0.3)	(0.2)
Prior service cost	0.6	0.6	—	—
Transition obligation	—	—	0.1	—
Net periodic benefit cost	$1.0	$0.6	$0.1	$0.1

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement
2005	$14.5	$2.9
2006	$19.3	$3.5
2007	$19.7	$3.4
2008	$19.8	$3.4
2009	$19.8	$3.3
2010 - 2014	$104.1	$13.8

4.              Stock-Based Compensation

DP&L accounts for DPL Inc. stock options granted on or after January 1, 2003 under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).  This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant.  DP&L follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Accounting Principles Board and FASB interpretations in accounting for stock-based compensation granted before January 1, 2003.  If DP&L had used the fair value method of accounting for stock-based compensation granted prior to 2003, earnings on common stock would have been reported as follows:

$ in millions	Three Months Ended March 31,
	2005	2004
Earnings on common stock, as reported	$53.1	$61.8
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	—	(0.7)
Pro-forma earnings on common stock	$53.1	$61.1

5.              Long-term Debt, Notes Payable and Compensating Balances

$ in millions	At March 31, 2005	At December 31, 2004
First mortgage bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution control series maturing through 2027 - 6.43% (a)	104.4	104.4
	574.4	574.4
Guarantee of Air Quality Development Obligations - 6.10% Series due 2030	110.0	110.0
Obligation for capital leases	3.6	3.8
Unamortized debt discount and premium (net)	(1.6)	(1.6)
Total	$686.4	$686.6

(a) Weighted average interest rates for 2005 and 2004.

The amounts of maturities and mandatory redemptions for first mortgage bonds and the capital leases are $1.2 million for the remainder of 2005, $1.3 million in 2006, $9.5 million in 2007, $0.7 million in 2008 and $0.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company is required to pay additional interest of 0.50% until a registration statement is declared effective at which point the additional interest shall be reduced by 0.25%.  The remaining additional interest of 0.25% will continue until the exchange offer is completed.  The exchange offer registration for these securities was filed April 26, 2005.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  The

Company has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  On February 24, 2005, the Company entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of March 31, 2005, DP&L had three outstanding letters of credit for a total of $3.5 million.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced the Company’s previous revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements during this period and may be increased up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  The Company had no outstanding borrowings under this credit facility at March 31, 2005 or at year-end 2004.  Fees associated with this credit facility were approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent.  None of the debt obligations of DP&L are guaranteed or secured by its parent or affiliates, and no cross-collateralization exists between the Company and DPL or any affiliate.

6.              Commitments and Contingencies

Contingencies

In the normal course of business, DP&L is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DP&L believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2005 cannot be reasonably determined.

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

Legal Matters

DP&L is a wholly-owned subsidiary of DPL Inc. (DPL) and MVE, Inc. (MVE) is a subsidiary of DPL.

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

Defendants Forster, Koziar and Muhlenkamp have filed motions to dismiss the Complaint and motions to stay discovery.  The Company and DPL have filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, the Company and DPL have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and the Company and DPL in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and the Company to pay all attorneys’ fees and expenses that have not been advanced to them.  The Company, DPL and MVE have filed a brief opposing that motion.  All of the foregoing motions are pending.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the DPL private equity portfolio and against outside counsel to the Company and DPL concerning purported entitlements in connection with the purchase of the portfolio.  The Company, DPL and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that the Company, DPL and MVE indemnify them in connection with that litigation, and the Company, DPL and MVE have acknowledged indemnity obligations.  On March 28, 2005, the Company, DPL and MVE filed a Motion for Preliminary Injunction in the Company’s Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the Company’s pending Ohio lawsuit, DPL, MVE and the Company believe that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  The Company, DPL and MVE filed their reply brief on April 25, 2005.  The motion is pending and has been set for hearing on May 6, 2005.

Long-term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At March 31, 2005, these include:

	Payment Year
Long Term Obligations
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$0.4	$9.0	$—	$673.8	$683.2
Interest payments	32.4	74.9	74.0	336.4	517.7
Pension and Postretirement payments	17.4	45.9	46.3	117.9	227.5
Capital leases	0.8	1.8	1.4	0.6	4.6
Operating leases	0.8	0.9	—	—	1.7
Coal contracts (a)	265.3	575.3	83.7	85.5	1,009.8
Other long-term obligations	17.1	12.7	0.5	—	30.3
Total long-term obligations	$334.2	$720.5	$205.9	$1,214.2	$2,474.8

(a) DP&L operated units.

Long-term debt:

Long-term debt as of March 31, 2005, consists of first mortgage bonds and guaranteed air quality development obligations and includes current maturities and unamortized debt discount.  (See Note 5 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and Postretirement payments:

As of March 31, 2005, DP&L had estimated future benefit payments as outlined in Note 3 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2014.

Capital leases:

As of March 31, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of March 31, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

The Company has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of March 31, 2005, the Company had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments, which may affect the liquidity of its operations.  At March 31, 2005, these include:

	Expiring Year
Commercial Commitments
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Credit facilities	$100.0	$—	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$100.0	$17.8	$—	$—	$117.8

Credit facilities:

In June 2004, the Company replaced its previous $150 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At March 31, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

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

OTHER MATTERS

Updates on Competition and Regulation

On April 7, 2004, DPL received notice that the staff of the Public Utilities Commission of Ohio (PUCO) is conducting an investigation into the financial condition of the Company as a result of previously disclosed matters raised by a Company employee during the 2003 year-end financial closing process (the Thobe Memorandum).  On May 27, 2004, the PUCO ordered the Company to file a plan of utility financial integrity that outlines the actions DPL has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  The Company was required to file this plan by March 2, 2005.  On February 4, 2005, the Company filed its protection plan with the PUCO and will continue to cooperate with the PUCO to resolve any outstanding issues in this investigation.  On March 29, 2005, the OCC filed comments with the PUCO on the Company’s financial plan of integrity, requesting the PUCO continue the investigation and monitor the Company’s progress toward implementation of its financial plan of integrity.

As of March 31, 2005 four unaffiliated marketers were registered as competitive retail electric service (CRES) providers in the Company’s service territory; to date, there has been no significant activity from these suppliers.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all load served by CRES providers within the Company’s service territory in 2004.  In addition, several communities in the Company’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.

There was a complaint filed on January 21, 2004 at the PUCO concerning the pricing of the Company’s billing services.  Additionally, on December 16, 2003, a complaint was filed at the PUCO alleging that the Company has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of the Company’s billing services that the Company will charge CRES providers.  Additionally, on October 19, 2004, the Company entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint.  This settlement provides that the Company will modify the manner in which customer partial payments are applied to billing charges and the Company will no longer offer to purchase the receivables of CRES providers who operate in the Company’s certified territory.  On February 2, 2005, the PUCO issued an Order approving both settlements with minor modifications.  This Order gives the Company the right to defer costs of approximately $18 million and later file for recovery over a five year period to begin January 1, 2006, subject to PUCO approval.  On March 4, 2005, the OCC filed a Motion for Rehearing with the PUCO.  On March 23, 2005 the PUCO denied the OCC Motion for Rehearing.

On April 4, 2005, the Company filed a request at the PUCO to implement a rate stabilization surcharge effective January 1, 2006.  The proposed rate surcharge request supports over $100 million in increased costs and is designed to partially reimburse the Company for certain costs of providing electric service related to fuel, environmental compliance, taxes, regulatory changes and security measures.  The surcharge is capped at 11% of the generation portion of the Company’s rates.  The surcharge, if approved, would result in approximately $76 million in additional revenue in 2006.

Update on Environmental Considerations

Air and Water Quality

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap sulfur dioxide (SO2) and NOx emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR).  The final rules were signed on March 10, 2005.  Although not yet published, CAIR will have a material effect on the Company’s operations.  The Company anticipates that Phase I of CAIR will require the installation of flue gas desulfurization (FGD) equipment and annual operation of the currently-installed SCR.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxics from coal-fired and oil-fired utility plants.  The final Clean Air Mercury Rule (CAM-R) was signed March 15, 2005.  Although not yet published, the final rules will have a material effect on the Company’s operations.  The Company anticipates that the FGD being planned to meet the requirements of CAIR may be adequate to meet the Phase I requirements of CAM-R.  The Company expects that additional controls will be needed to meet the Phase II requirements of CAM-R that go into effect January 1, 2018.  On March 29, 2005, nine states sued USEPA, opposing the regulatory approach taken by USEPA.  On March 31, 2005, various groups requested that USEPA stay implementation of CAM-R.

Under the CAIR and CAM-R cap and trade programs for SO2, NOx and mercury, the Company estimates it will spend more than $500 million from 2005 through 2008 to install the necessary pollution controls.  If CAM-R litigation results in plant specific mercury controls, the Company’s costs may be higher.  Due to the ongoing uncertainties associated with the litigation of the CAM-R, the Company cannot project the final costs at this time.

OVERVIEW AND FUTURE EXPECTATIONS

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a Regional Transmission Organization (RTO), whose role is to administer an electric marketplace and insure reliability.  In October 2004, the Company successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.  PJM ensures the reliability of the high-voltage electric power system serving 44 million people in all or parts of Delaware, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market, the world’s largest; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

In the first quarter of 2005, DP&L’s operating income decreased $15.5 million or 14% from the first quarter of 2004.  Total revenues of $305.1 million in the first quarter of 2005 exceeded total revenues for the first quarter of 2004 by $4.7 million resulting from an increase in average market rates and ancillary revenues associated with the Company’s participation in PJM.  These increases were largely offset by a decline in electric sales volume.  Operating expenses of $213.7 million in the first quarter of 2005 increased by $20.2 million or 10% compared to the same period in the prior year. This increase was primarily the result of higher fuel and purchased power costs.  DP&L’s earnings on common stock of $53.1 million in the first quarter of 2005 decreased $8.7 million compared to the same period in the prior year.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months Ended March 31,
$ in millions	2005	2004

Electric revenues	$305.1	$300.4
Less: Fuel	77.7	62.7
Purchased power	29.3	28.5
Net electric margin (a)	$198.1	$209.2

Net electric margin as a percentage of Electric revenues	64.9%	69.6%

Operating income	$91.4	$106.9

(a)          For purposes of discussing operating results, DP&L presents and discusses net electric margin.  This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisioins regarding the Company’s financial performance.

Electric Revenues

Electric revenues increased to $305.1 million in the first quarter of 2005 from $300.4 million in the first quarter of 2004 reflecting higher average rates for wholesale and retail revenues and ancillary revenues associated with participation in PJM.  These increases were offset by lower wholesale and retail sales volumes.

Retail revenues decreased $2.7 million in the first quarter of 2005 compared to the retail revenues in the first quarter of 2004, primarily resulting from $3.9 million in decreased sales volume, partially offset by $1.2 million related to higher average rates.  The decrease in sales primarily reflects warmer than normal weather as heating degree-days were down 2% to 2,897 for the first quarter of 2005 compared to 2,949 for the same period in 2004.  The higher average rates were primarily the result of a difference in the balance of sales among the various categories of customers.  Wholesale revenue decreased $8.1 million, primarily related to a $23.5 million decline in sales volume that was partially offset by a $15.4 million increase related to higher average market rates.  During the first quarter of 2005, ancillary revenues from PJM were $15.5 million.  The Company did not participate in PJM for the same period for 2004.  PJM ancillary revenues primarily consist of compensation for use of the Company’s transmission assets, reactive supply and regulation services.

Electric Margins, Fuel and Purchased Power

Net electric margin of $198.1 million in the first quarter of 2005 decreased by $11.1 million when compared to net electric margin of $209.2 million in the first quarter of 2004.  As a percentage of total electric revenues, net electric margin decreased by 4.7 percentage points to 64.9% from 69.6%.  This decline is primarily the result of increased fuel and purchased power costs, partially offset by a moderate increase in electric revenues.  Fuel costs increased by $15.0 million or 24% for the three months ended March 31, 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs.  Purchased power costs increased by $0.8 million or 3% in the first quarter of 2005 compared to the same period in 2004 primarily resulting from $13.4 million of charges associated with moving power across PJM and $1.8 million related to higher average market rates for power purchases partially offset by a $14.4 million decrease reflecting a lower volume of purchased power.

Operation and Maintenance

Operation and maintenance expense experienced a slight increase of $2.0 million or 4% for the three months ended March 31, 2005 compared to the same period in 2004 primarily resulting from $1.8 million of PJM administrative fees incurred in the first quarter of 2005 but not in the same period for 2004.

Depreciation and Amortization

Depreciation expense increased $1.7 million or 6% in the first quarter of 2005 compared to the first quarter of 2004 primarily resulting from a higher plant base related to pollution control facilities.

Other Income

Other income for the first three months ended March 31, 2005 rose $3.6 million compared to the first three months ended March 31, 2004.  This increase primarily resulted from $12.3 million in realized gains from the sale of pollution control emission allowances in the first quarter of 2005 compared to $5.5 million in the first quarter of 2004.

Income Tax Expense

Income tax expense decreased $2.7 million or 7% in the first quarter of 2005 compared to the first quarter of 2004 primarily resulting from lower income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DP&L’s cash and temporary cash investments totaled $14.3 million at March 31, 2005 compared to $36.6 million at March 31, 2004.  This decrease was primarily attributed to lower profitability relating to higher fuel costs.  DP&L’s cash and temporary cash investments totaled $17.2 million at December 31, 2004.

The Company generated net cash from operating activities of $115.1 million in the first quarter of 2005 compared to $120.3 million in the first quarter of 2004.  The net cash from operating activities for the three months ended March 31, 2005 and 2004 was primarily the result of operating profitability and working capital.  The decline in operating cash flow of $5.2 million in the first quarter of 2005 compared to the first quarter of 2004 is primarily the result of lower operating profitability relating to higher fuel costs.  The tariff-based revenue from DP&L’s business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DP&L with a reasonably predictable gross cash flow.

Net cash flows used for investing activities was $42.7 million in the first quarter of 2005 and $25.7 million in the first quarter of 2004 to provide funding for capital expenditures.

Net cash flows used for financing activities was $75.2 million in the first quarter of 2005 and $75.2 million in the first quarter of 2004.  Net cash flows used for financing activities for each of these periods were to pay dividends on common stock to the parent company and for dividends paid on preferred stock.

The Company has obligations to make future payments for capital expenditures, debt agreements, lease agreements, and other long-term purchase obligations, and has certain contingent commitments such as guarantees.  The Company believes its cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing will be sufficient to satisfy its future working capital, capital expenditures and other financing requirements for the foreseeable future.  DP&L’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in “Factors That May Affect Future Results.”  If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, the Company may be required to refinance all or a portion of its existing debt or seek additional financing alternatives.  A discussion of each of DP&L’s critical liquidity commitments is outlined below.

Capital Requirements

Construction additions were $35.2 million and $22.9 million for the first quarter of 2005 and 2004, respectively, and are expected to approximate $193 million in 2005.

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

Debt and Debt Covenants

At March 31, 2005, the Company’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $1.2 million for the remainder of 2005, $1.3 million in 2006, $9.5 million in 2007, $0.7 million in 2008, and $0.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.  Debt maturities in 2005 are expected to be financed with internal funds.  Certain debt agreements contain reporting and financial covenants for which the Company is in compliance as of March 31, 2005 and expects to be in compliance the near term.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company is required to pay additional interest of 0.50% until a registration statement is declared effective at which point the additional interest shall be reduced by 0.25%.  The remaining additional interest of 0.25% will continue until the exchange offer is completed.  The exchange offer registration for these securities was filed April 26, 2005.

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

In June 2004, the Company obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $150 million.  The new agreement, which expires on May 31,

2005, provides credit support for DP&L’s business requirements during this period and may be increased up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  The Company had no outstanding borrowings under this credit facility at March 31, 2005 or at year-end 2004.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for the Company’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.25% and a one-step decrease in credit rating increases the facility’s interest rate by 0.25%.

In February 2004, the Company entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel, and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of March 31, 2005, the Company had three outstanding letters of credit for a total of $3.5 million.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent.  None of the debt obligations of DP&L are guaranteed or secured by its parent or affiliates, and no cross-collateralization exists between the Company and DPL or any affiliate.

Credit Ratings

Currently, DP&L’s senior secured debt credit ratings are as follows:

	Rating	Outlook	Effective
Fitch Ratings	BBB	Rating watch positive	February 2005

Moody’s Investors Service	Baa2	Under review for possible upgrade	February 2005

Standard & Poor’s Corp.	BBB-	Positive	April 2005

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

Long-term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At March 31, 2005, these include:

	Payment Year
Long Term Obligations
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$0.4	$9.0	$—	$673.8	$683.2
Interest payments	32.4	74.9	74.0	336.4	517.7
Pension and Postretirement payments	17.4	45.9	46.3	117.9	227.5
Capital leases	0.8	1.8	1.4	0.6	4.6
Operating leases	0.8	0.9	—	—	1.7
Coal contracts (a)	265.3	575.3	83.7	85.5	1,009.8
Other long-term obligations	17.1	12.7	0.5	—	30.3
Total long-term obligations	$334.2	$720.5	$205.9	$1,214.2	$2,474.8

(a) DP&L operated units.

Long-term debt:

Long-term debt as of March 31, 2005, consists of first mortgage bonds and guaranteed air quality development obligations and includes current maturities and unamortized debt discount.  (See Note 5 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and Postretirement payments:

As of March 31, 2005, DP&L had estimated future benefit payments as outlined in Note 3 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2014.

Capital leases:

As of March 31, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of March 31, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

The Company has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of March 31, 2005, the Company had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments, which may affect the liquidity of its operations.  At March 31, 2005 these include:

	Expiring Year
Commercial Commitments
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$100.0	$—	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$100.0	$17.8	$—	$—	$117.8

Credit facilities:

In June 2004, the Company replaced its previous $150 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At March 31, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

MARKET RISK

As a result of its operating, investing and financing activities, DP&L is subject to certain market risks, including changes in commodity prices for electricity, coal, environmental emissions and gas; and fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, potential coal supplier contract breaches or defaults, increased competition and other economic conditions.  For purposes of potential risk analysis, DP&L uses sensitivity analysis to quantify potential impacts of market rate changes on the results of operations.  The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 18 percent of DP&L’s 2005 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  As of March 31, 2005, a hypothetical increase or decrease of 10% in annual wholesale revenues, excluding PJM services, would result in approximately a $13.3 million increase or decrease to earnings on common stock, assuming no increase in costs.

Fuel (including emission allowances) and purchased power costs as a percent of total operating costs in the first quarter of 2005 and 2004 were 51% and 47%, respectively.  As of March 31, 2005, DP&L has contracted for substantially all of its projected coal requirements for 2005 with any incremental purchases made in the spot market.  The prices to be paid by the Company under its long-term coal contracts are either fixed or subject to periodic adjustment.  Each contract has features that will limit price escalations in any given year.  DP&L has also covered all of its estimated 2005 emission allowance requirements.  The Company expects its 2005 annual fuel costs to exceed its 2004 annual fuel costs by approximately 15%, which is higher than anticipated.  This increase is primarily the result of increased emissions allowance costs and a slight increase in coal costs.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DP&L will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.  As of March 31, 2005, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs, excluding PJM services, would result in approximately a $22.7 million increase or decrease to earnings on common stock.

Interest Rate Risk

As a result of DP&L’s normal borrowing and leasing activities, the Company’s results are exposed to fluctuations in interest rates, which the Company manages through its regular financing activities.  DP&L maintains a limited amount of cash on deposit or investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company’s long-term debt represents publicly held secured and unsecured instruments with fixed interest rates.  At March 31, 2005, DP&L had no short-term borrowings.

The carrying value of the Company’s debt was $687.8 million at March 31, 2005, consisting of first mortgage bonds, guaranteed air quality development obligations and capital leases.  The fair value of this debt was $672.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at March 31, 2005, are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate

2005	$1.2	4.7%
2006	1.3	4.8%
2007	9.5	6.1%
2008	0.7	4.3%
2009	0.7	4.3%
Thereafter	674.4	5.5%
Total	$687.8	5.8%

Fair Value	$672.1

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

During the past few years, the merchant energy industry in many parts of the United States has suffered from oversupply of merchant generation and a decline in trading and marketing activity.  These market conditions are expected to continue for several years.  As a result of these market conditions, the Company continues to evaluate the carrying values of certain long-lived generation assets.

Reliance on Third Parties

DP&L relies on many suppliers for the purchase and delivery of inventory and components to operate its energy production, transmission and distribution functions.  Unanticipated changes in the Company’s purchase processes may affect the Company’s business and operating results. In addition, the Company relies on others to provide professional services, such as, but not limited to investment management, actuarial calculations, internal audit services, payroll processing and various consulting services.

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

A majority of the Company’s employees are under a collective bargaining agreement expiring at the end of October 2005.  If the Company is unable to negotiate this or future collective bargaining agreements, the Company could experience work stoppages, which may affect its business and operating results.

Regulatory Uncertainties and Litigation

In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting and taxation, which are rapidly changing and subject to additional changes in the future. As further described in Part II, Item 1 – Legal Proceedings, the Company is also currently involved in various litigation in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to DP&L’s organizations and could affect its future operating results.

Internal Controls

DP&L’s internal controls, accounting policies and practices, and internal information systems are intended to enable the Company to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements, and federal securities laws and regulations.  DP&L implemented corporate governance, internal control and accounting rules issued in connection with the Sarbanes-Oxley Act of 2002.  The Company’s internal controls and policies are being closely monitored by management, as well as the Board of Directors, for continued compliance with Section 404 of the Act.  While DP&L believes these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees, temporary lapses in internal controls due to shortfalls in oversight, or resource constraints, could lead to improprieties and undetected errors that could impact the Company’s financial condition or results of operations.

Environmental Compliance

The Company’s generating facilities (both wholly-owned and co-owned with others) are subject to continuing federal and state environmental laws and regulations.  Management believes the Company currently complies with all existing federal and state environmental laws and regulations.  The Company owns a non-controlling, minority interest in several generating stations operated by The Cincinnati Gas & Electric Company (CG&E) and Columbus Southern Power Company (CSP).  Either or both of these parties are likely to take steps to ensure that these stations remain in compliance with applicable environmental laws and regulations.  As non-controlling owners in these generating stations, the Company cannot predict the likely cost or timing for environmental compliance initiatives undertaken at these stations.  However, regardless of the choice for compliance, the Company will be responsible for its pro rata share of these expenses based upon the Company’s ownership interest.

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

There have been no significant changes to the critical accounting policies as disclosed in DP&L’s Form 10-K as of December 31, 2004.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

	Three Months Ended March 31,

	2005	2004
Electric

Sales (millions of kWh)
Residential	1,535	1,531
Commercial	885	904
Industrial	1,010	1,038
Other retail	331	333
Other miscellaneous revenues	—	—
Total retail	3,761	3,806

Wholesale	617	982

Total sales	4,378	4,788

Revenues ($ in thousands)
Residential	$125,932	$125,992
Commercial	57,174	57,597
Industrial	29,784	30,830
Other retail	18,884	18,933
Other miscellaneous revenues	2,782	3,875
Total retail	234,556	237,227

Wholesale	55,062	63,174

PJM ancillary revenues	15,501	—

Total revenues	$305,119	$300,401

Electric customers at end of period	511,180	507,659

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “Market Risk” section of Item 2.

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

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

Defendants Forster, Koziar and Muhlenkamp have filed motions to dismiss the Complaint and motions to stay discovery.  The Company and DPL have filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, the Company and DPL have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and the Company and DPL in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and the Company to pay all attorneys’ fees and expenses that have not been advanced to them.  The Company, DPL and MVE have filed a brief opposing that motion.  All of the foregoing motions are pending.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the DPL private equity portfolio and against outside counsel to the Company and DPL concerning purported entitlements in connection with the purchase of the portfolio.  The Company, DPL and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that the Company, DPL and MVE indemnify them in connection with that litigation, and the Company, DPL and MVE have acknowledged indemnify obligations.  On March 28, 2005, the Company, DPL and MVE filed a Motion for Preliminary Injunction in the Company’s Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the Company’s pending Ohio lawsuit, DPL, MVE and the Company believe that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  The Company, DPL and MVE filed their reply brief on April 25, 2005.  The motion is pending and has been set for hearing on May 6, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the first quarter.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)                                  The following exhibits are filed herewith:

Exhibits 31.1 and 31.2 – Officer’s Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY
(Registrant)

Date:	May 5, 2005	/s/ James V. Mahoney
James V. Mahoney President and Chief Executive Officer (principal executive officer)

/s/ John J. Gillen
John J. Gillen Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)

/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller