Form 10-Q
period 2005-06-30
DAYTON POWER & LIGHT CO
filed 2005-07-29
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES    ☐   NO    ☒

Number of shares of registrant’s common stock outstanding as of July 27, 2005, all of which were held by DPL Inc., was 41,172,173.

DOCUMENTS INCORPORATED BY REFERENCE

THE DAYTON POWER AND LIGHT COMPANY

Available Information:

The Dayton Power and Light Company (DP&L or the Company) files current, annual and quarterly reports and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document the Company files at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C.  20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.  The Company’s SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

Part I.  Financial Information

Item 1.  Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Electric revenues	$291.4	$282.8	$596.5	$583.2

Operating Expenses
Fuel	69.5	60.5	147.2	123.2
Purchased power	38.4	24.7	67.7	53.2
Operation and maintenance	50.6	53.9	99.4	100.7
Depreciation and amortization	31.1	29.4	61.1	57.7
Amortization of regulatory assets, net	0.4	0.1	0.9	0.2
General taxes	25.4	24.6	52.8	51.7
Total operating expenses	215.4	193.2	429.1	386.7

Operating Income	76.0	89.6	167.4	196.5

Interest expense	(9.3)	(10.0)	(20.6)	(21.8)
Other income (deductions)	(1.6)	(1.9)	6.2	2.3

Income Before Income Taxes	65.1	77.7	153.0	177.0

Income tax expense	29.2	30.7	63.8	68.0

Net Income	35.9	47.0	89.2	109.0

Preferred dividends	0.2	—	0.4	0.2

Earnings on Common Stock	$35.7	$47.0	$88.8	$108.8

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income	$89.2	$109.0
Adjustments:
Depreciation and amortization	61.1	57.7
Amortization of regulatory assets, net	0.9	0.2
Deferred income taxes	(5.6)	4.9
Changes in working capital:
Accounts receivable	(13.2)	17.6
Accounts payable	9.4	9.8
Accrued taxes payable	30.7	62.7
Prepayments	5.6	(5.0)
Inventories	(17.4)	(15.6)
Deferred compensation assets	2.5	8.5
Deferred compensation obligations	6.9	(4.8)
Other (Note 2)	(7.2)	(6.8)
Net cash provided by operating activities	162.9	238.2

Investing Activities
Capital expenditures	(80.6)	(44.8)
Net cash used for investing activities	(80.6)	(44.8)

Financing Activities
Retirement of long-term debt	(0.4)	(0.4)
Dividends paid on common stock	(75.0)	(150.0)
Dividends paid on preferred stock	(0.4)	(0.2)
Net cash used for financing activities	(75.8)	(150.6)

Cash and cash equivalents
Net change	6.5	42.8
Balance at beginning of period	17.2	17.2
Balance at end of period	$23.7	$60.0

Cash Paid During the Period for:
Interest	$19.2	$18.9
Income taxes	$36.8	$1.7

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

	At	At
	June 30,	December 31,
	2005	2004
ASSETS

Property
Property, plant and equipment	$4,021.5	$3,944.6
Less: Accumulated depreciation and amortization	(1,916.1)	(1,864.4)
Net property	2,105.4	2,080.2

Current Assets
Cash and cash equivalents	23.7	17.2
Accounts receivable, less provision for uncollectible accounts of $1.0 and $1.1, respectively	170.0	153.8
Inventories, at average cost (Note 2)	87.2	69.8
Prepaid taxes	23.2	46.4
Other (Note 2)	12.7	24.8
Total current assets	316.8	312.0

Other Assets
Income taxes recoverable through future revenues	31.6	32.5
Other regulatory assets	58.0	41.5
Other (Note 2)	175.8	175.2
Total other assets	265.4	249.2

Total Assets	$2,687.6	$2,641.4

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

(continued)

	At	At
	June 30,	December 31,
	2005	2004

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity
Common stock	$0.4	$0.4
Other paid-in capital	783.0	782.9
Accumulated other comprehensive income	44.6	43.1
Earnings reinvested in the business	243.4	229.7

Total common shareholder’s equity	1,071.4	1,056.1

Preferred stock	22.9	22.9

Long-term debt (Note 5)	685.9	686.6

Total capitalization	1,780.2	1,765.6

Current Liabilities
Accounts payable	120.6	107.8
Accrued taxes	135.4	124.8
Accrued interest	10.8	10.7
Other (Note 2)	24.0	22.1

Total current liabilities	290.8	265.4

Deferred Credits and Other
Deferred taxes	353.7	365.8
Unamortized investment tax credit	47.9	49.3
Other (Note 2)	215.0	195.3

Total deferred credits and other	616.6	610.4

Contingencies (Note 7)

Total Capitalization and Liabilities	$2,687.6	$2,641.4

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

Inventory Costs

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151).  The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The Company is evaluating the impact of the adoption of SFAS 151 but does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company is evaluating the impact of the adoption of SFAS 153 but does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

The American Jobs Creation Act of 2004

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP FAS 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP FAS 109-2).  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company reduced its tax expense by $0.5 million for the six months ended June 30, 2005 as a result of the deduction for qualified domestic production activities.

Discontinued Operations

In November 2004, the EITF issued EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (SFAS No. 144).  This guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  Operating results related to a component that is either disposed of or classified as held for sale within an enterprise’s fiscal year that includes November 30, 2004, may be classified to reflect the consensus.  The Company determined that SFAS No. 144 did not have an impact on its results of operations, financial condition or cash flows.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Thus, the timing and (or) method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  Early adoption of this Interpretation is encouraged.  DP&L is evaluating the effect of this new standard on the Company’s results of operations, cash flows and financial position.

Accounting Changes and Error Corrections

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.  Supplemental Financial Information

	At	At
	June 30,	December 31,
$ in millions	2005	2004

Inventories, at average cost
Plant materials and supplies	$29.3	$29.1
Fuel and emission allowances	58.6	40.7
Other	(0.7)	—
Total inventories, at average cost	$87.2	$69.8

Other current assets
Prepayments	$8.0	$11.2
Deposits and other advances	4.2	1.6
Current deferred income taxes	—	6.8
Miscellaneous work in progress	2.6	4.5
Other	(2.1)	0.7
Total other current assets	$12.7	$24.8

Other deferred assets
Master Trust assets	$109.5	$106.4
Prepaid pension	36.6	38.2
Unamortized loss on reacquired debt	22.9	23.8
Unamoritized debt expense	5.6	5.6
Other	1.2	1.2
Total other deferred assets	$175.8	$175.2

Other current liabilities
Customer security deposits and other advances	$19.0	$17.3
Current deferred income tax	1.4	—
Current portion - long-term debt	1.3	1.5
Other	2.3	3.3
Total other current liabilities	$24.0	$22.1

Other deferred credits
Asset retirement obligations - regulated property	$80.1	$77.5
Trust obligations	75.1	68.2
Retirees’ health and life benefits	32.0	32.4
Environmental reserves	0.1	0.1
Legal reserves	3.2	3.3
Asset retirement obligations - generation	5.3	5.1
FERC transitional payment deferral	9.9	—
Other	9.3	8.7
Total other deferred credits	$215.0	$195.3

	Six Months Ended June 30,
$ in millions	2005	2004
Cash flows - Other
Payroll taxes payable	$(0.1)	$(12.8)
Deposits and other advances	(2.6)	3.8
Deferred storm costs	(11.4)	—
Unamortized loss on reacquisition of debt	—	1.9
FERC transitional payment deferral	9.9	—
Other	(3.0)	0.3
Total cash flows - Other	$(7.2)	$(6.8)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2005	2004	2005	2004
Comprehensive income
Net income	$35.9	$47.0	$89.2	$109.0
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	6.8	1.8	5.5	(3.8)
Net change in deferred gains on cash flow hedges	(1.5)	(0.9)	(2.8)	(1.6)
Deferred income taxes related to unrealized gains (losses)	(2.1)	(0.6)	(1.2)	1.8
Comprehensive income	$39.1	$47.3	$90.7	$105.4

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended June 30 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$1.0	$1.0	$—	$—
Interest cost	3.9	4.0	0.5	0.5
Expected return on assets	(5.4)	(5.5)	(0.2)	(0.1)
Amortization of unrecognized:
Actuarial (gain) loss	1.0	0.5	(0.2)	(0.3)
Prior service cost	0.6	0.7	—	—
Transition obligation	—	—	—	0.1

Net periodic benefit cost	$1.1	$0.7	$0.1	$0.2

The net periodic benefit cost of the pension and postretirement benefit plans for the six months ended June 30 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$2.0	$1.9	$—	$—
Interest cost	7.8	8.0	0.9	1.0
Expected return on assets	(10.8)	(10.9)	(0.3)	(0.3)
Amortization of unrecognized:
Actuarial (gain) loss	1.9	1.0	(0.5)	(0.5)
Prior service cost	1.2	1.3	—	—
Transition obligation	—	—	0.1	0.1

Net periodic benefit cost	$2.1	$1.3	$0.2	$0.3

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement

2005	$9.7	$2.0
2006	$19.7	$3.1
2007	$20.0	$3.1
2008	$19.1	$3.0
2009	$20.2	$2.9
2010	$20.5	$2.8
2011 – 2015	$106.8	$11.8

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2005	2004	2005	2004
Earnings on common stock, as reported	$35.7	$47.0	$88.8	$108.8
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.1)	(0.8)	(0.1)	(1.5)
Pro-forma earnings on common stock	$35.6	$46.2	$88.7	$107.3

During the second quarter 2005, 455 thousand DPL Inc. stock options were exercised by former, retired officers of the Company who are not affiliated with the Company’s pending litigation against three former executives of the Company.  See Part II, Item 1-Legal Proceedings.

5.  Long-term Debt, Notes Payable and Compensating Balances

	At	At
	June 30,	December 31,
$ in millions	2005	2004
First mortgage bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution control series maturing through 2027 - 6.43% (a)	104.0	104.4
	574.0	574.4

Guarantee of Air Quality Development Obligations - 6.10% Series due 2030	110.0	110.0
Obligation for capital leases	3.4	3.8
Unamortized debt discount and premium (net)	(1.5)	(1.6)
Total	$685.9	$686.6

(a)  Weighted average interest rates for 2005 and 2004.

The amounts of maturities and mandatory redemptions for first mortgage bonds and the capital leases are $0.5 million for the remainder of 2005, $1.3 million in 2006, $9.5 million in 2007, $0.7 million in 2008 and $0.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds included step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company was required to pay additional interest of 0.50% until a registration statement was declared effective, at which point the additional interest was reduced by 0.25%.  The remaining additional interest of 0.25% continued until the exchange offer was completed.  The exchange offer registration for these securities was filed with the SEC on April 26, 2005 and declared effective on May 18, 2005, at which point the additional interest was reduced by 0.25%.  The exchange offer was completed on June 23, 2005, thereby eliminating the additional interest in total.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  The Company has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  On February 24, 2005, the Company entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of June 30, 2005, the Company had two outstanding letters of credit for a total of $3.1 million.

In May 2005, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $100 million.  The new agreement, renewable annually, expires on May 30, 2010 and provides credit support for the Company’s business requirements during this period. This may be increased up to $150 million.  The facility contains one financial covenant, maximum debt to total capitalization.  This covenant is currently met.  The Company had no outstanding borrowings under this credit facility at June 30, 2005 or at year-end 2004.  Fees associated with this credit facility were approximately $0.2 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for the revolving credit agreement.

DP&L is in the process of refinancing $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%; and $35.3 million in outstanding Boone County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent.  None of the debt obligations of DP&L are guaranteed or secured by its parent or affiliates and no cross-collateralization exists between the Company and DPL or any affiliate.

6.  Income Taxes

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax.  The Ohio Franchise Tax phase-out required second quarter adjustments to income tax expense.  Other provisions of House Bill 66 are being evaluated by DP&L.

The Company is under audit review by state agencies for the tax years 2002 through 2004 and by federal agencies for the tax years 1999 through 2003.  The Company believes it has adequate reserves for all positions taken in each tax jurisdiction but cannot predict the outcome of these audits.  Depending upon the outcome of these audits, the Company may be required to increase or decrease its reserves.

7.     Commitments and Contingencies

Contingencies

In the normal course of business, DP&L is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DP&L believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2005, cannot be reasonably determined.

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

Legal Matters

DP&L is a wholly-owned subsidiary of DPL Inc. (DPL).  MVE, Inc. (MVE) is also a wholly-owned subsidiary of DPL.

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

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery pending a ruling on the motions to dismiss.  The Company and DPL filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, the Company and DPL have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and the Company and DPL in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and the Company to pay all attorneys’ fees and expenses that have not been advanced to them.  The Company, DPL and MVE have filed a brief opposing that motion.  On May 10, 2005, the Court denied Defendants Forster, Koziar, and Muhlenkamp’s motions to dismiss.  Defendants Forster and Muhlenkamp’s motion regarding fees remains pending.  On June 15, 2005, Defendants Forster and Muhlenkamp filed an answer and filed counterclaims against the Company, DPL, MVE and individually against the current members of the Board of Directors of DPL Inc. as well as a former Board member and various compensation plans of the Company and DPL.  On June 15, 2005, Defendant Koziar filed his answer and filed counterclaims against the Company, DPL and individually against the current members of the Board of Directors of DPL Inc. and a former Board member of DPL.  On June 29, 2005, the Company, DPL and MVE filed an amended complaint against the Defendants.  On July 18, 2005, Defendants filed answers to that amended complaint and Defendant Koziar filed amended counterclaims that included claims against various compensation plans of DPL and DP&L that he had not named in his initial counterclaims.  Defendants’ answers substantially deny the allegations made by the Company, DPL and MVE and deny any liability.  The counterclaims and amended counterclaims allege that the Company, DPL, MVE, various compensation plans and the individual defendants breached the terms of the employment and consulting contracts of Defendants Forster, Muhlenkamp and Koziar, and the terms of the compensation plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and plans.  Forster, Muhlenkamp and Koziar also seek payment of attorneys fees and expenses on claims similar to those filed in the Forster and Muhlenkamp motion for atttorneys fees and expenses.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to the Company and DPL concerning purported entitlements in connection with the purchase of those investments. They assert that the Company, DPL and MVE had ongoing obligations to make certain payments to them based on the financial asset portfolio’s returns and that any purchaser of portfolio investments should have been obligated to assume those obligations.  The Company, DPL and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that the Company, DPL and MVE indemnify them in connection with that litigation, and the Company, DPL and MVE have acknowledged indemnity obligations.  On March 28, 2005, the Company, DPL and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, MVE and the Company believe that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  The Company, DPL and MVE filed their reply brief on April 25, 2005.  The court heard the motion on May 6, 2005 and has not yet issued a ruling.  In addition, the defendants in the New York action filed motions to stay or dismiss that case.  The New York court heard those motions on June 23, 2005 and on July 5, 2005 entered an order severing the claims brought against the purchaser defendants and granting the purchaser defendants’ motion to stay those claims temporarily.  On July 14, 2005, the New York court held a telephonic conference with the parties.  The court continued the stay of the New York case as to the purchaser defendants until further argument could be held on their motion to stay or dismiss.  The New York court has not yet ruled on the motion filed by outside counsel to the Company and DPL.  Counsel for Mr. Forster and Ms. Muhlenkamp have informed the New York court that they intend to file a motion seeking unspecified relief from the stay.

Counsel to Mr. Forster and Ms. Muhlenkamp have begun sending their attorneys’ invoices for the New York action to DPL and the Company for fee advancement and have continued to send monthly invoices for the Ohio action to DPL and the Company for fee advancement.  DPL and the Company continue to maintain that they are not required to advance payment with respect to any of those charges.

Cumulatively through June 30, 2005, the Company has accrued for accounting purposes, obligations of approximately $50 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company disputes Defendants entitlement to any of those sums and, as noted above is pursuing litigation against them contesting all such claims.

Long-term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At June 30, 2005, these include:

Long Term Obligations

	Payment Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$—	$9.0	$—	$673.9	$682.9
Interest payments	18.7	74.4	73.9	36.9	203.9
Pension and postretirement payments	11.7	45.9	45.2	141.9	244.7
Capital leases	0.5	1.8	1.4	0.6	4.3
Operating leases	0.8	0.9	—	—	1.7
Coal contracts (a)	169.9	583.4	83.7	85.5	922.5
Other long-term obligations	17.6	12.7	0.5	—	30.8
Total long-term obligations	$219.2	$728.1	$204.7	$938.8	$2,090.8

(a) DP&L operated units.

Long-term debt:

Long-term debt as of June 30, 2005, consists of first mortgage bonds and guaranteed air quality development obligations and includes current maturities and unamortized debt discount.  See Note 5 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments through 2010 associated with the Long-term debt described above.  See Note 5 of Notes to Consolidated Financial Statements.

Pension and postretirement payments:

As of June 30, 2005, DP&L had estimated future benefit payments as outlined in Note 3 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of June 30, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of June 30, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

The Company has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of June 30, 2005, the Company had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments, which may affect the liquidity of its operations.  At June 30, 2005, these include:

Commercial Commitments

	Expiring Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$—	$—	$—	$100.0	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$—	$17.8	$—	$100.0	$117.8

Credit facilities:

In May 2005, the Company replaced its previous $100 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that is renewable annually and expires on May 30, 2010.  At June 30, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

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

OTHER MATTERS

Debt Refinancing

DP&L is in the process of refinancing $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%; and $35.3 million in outstanding Boone County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.

Updates on Competition and Regulation

On April 7, 2004, DPL Inc. received notice that the staff of the Public Utilities Commission of Ohio (PUCO) was conducting an investigation into the financial condition of the Company as a result of previously disclosed matters raised by a Company employee during the 2003 year-end financial closing process.  On May 27, 2004, the PUCO ordered the Company to file a plan of utility financial integrity that outlines the actions DPL Inc. has taken or will take to insulate DP&L utility operations and customers from the unregulated activities of its parent and subsidiaries.  The Company was required to file this plan by March 2, 2005.  On February 4, 2005, the Company filed its protection plan with the PUCO and expressed its intentions to continue to cooperate with the PUCO in their investigation.  On March 29, 2005, the Ohio Consumers Counsel (OCC) filed comments with the PUCO on DPL’s financial plan of integrity, requesting the PUCO continue the investigation and monitor the Company’s progress toward implementation of its financial plan of integrity.  On June 29, 2005, the Commission closed its investigation, citing significant positive actions taken by DPL including changes in the Board of Directors as well as executive management of the Company, and that no apparent diminution of service quality has occurred because of the events that initiated the investigation.

As of June 30, 2005, four unaffiliated marketers were registered as competitive retail electric service (CRES) providers in the Company’s service territory; to date, there has been no significant activity from these suppliers.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all load served by CRES providers within the Company’s service territory in 2004 and for the first six months of 2005.  In addition, several communities in the Company’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.

As a part of the Market Development Period Stipulation, the Company agreed to implement a Voluntary Enrollment Process that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class by October 2004.  Approximately 51 thousand residential customers that volunteered for the program were bid out to CRES providers who are registered in the Company’s service territory.  As of July 5, 2005, three rounds of bidding have been completed, resulting in no bids being received.  The fourth and final bidding for 2005 is scheduled to take place by August 30, 2005.  The magnitude of any customer switching and the financial impact of this program are not expected to be material to the Company’s results of operations, cash flows or financial position in 2005.  Future period effects cannot be determined at this time.

There was a complaint filed on January 21, 2004 at the PUCO concerning the pricing of the Company’s billing services.  Additionally, on December 16, 2003, a complaint was filed at the PUCO alleging that the Company has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of the Company’s billing services that the Company will charge CRES providers.  Additionally, on October 19, 2004, the Company entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint.  This settlement provides that the Company will modify the manner in which customer partial payments are applied to billing charges and the Company will no longer offer to purchase the receivables of CRES providers who operate in the Company’s certified territory.  On February 2, 2005, the PUCO issued an Order approving both settlements with minor modifications.  This Order gives the Company the right to defer costs of approximately $18 million and later file for recovery over a five year period, subject to PUCO approval.  On March 4, 2005, the OCC filed a Motion for Rehearing with the PUCO.  On March 23, 2005, the PUCO denied the OCC Motion for Rehearing.  On May 23, 2005, the OCC appealed the order to the Ohio Supreme Court.  On June 17, 2005, the Company filed for PUCO approval for recovery of the deferred billing costs plus carrying charges beginning January 1, 2006.  If approved as proposed, this new rider will result in approximately $6 million in additional annual revenue through 2010.

On April 4, 2005, the Company filed a request at the PUCO to implement a rate stabilization surcharge effective January 1, 2006.  The proposed rate surcharge request supports approximately $117 million in increased costs and is designed to reimburse the Company for certain costs of providing electric service related to fuel, environmental compliance, taxes, regulatory changes and security measures.  The surcharge is capped at 11% of the generation portion of the Company’s rates.  The surcharge, if approved, would result in approximately $76 million in additional revenue in 2006.

The Federal Energy Regulatory Commission (FERC) issued a final rule on December 20, 1999, which required all public utilities that own, operate, or control interstate transmission lines to file a proposal to join a Regional Transmission Organization (RTO) or file a description of efforts taken to participate in a RTO, or reasons for not participating in a RTO.  In June 2003, the Company turned over certain transmission functions for PJM Interconnection, L.L.C. (PJM) to operate including management of certain information systems, scheduling, market monitoring and security coordination.  The Company was fully integrated into PJM on October 1, 2004.  As of December 31, 2004, the Company had invested a total of approximately $18.0 million in its efforts to join a RTO.  On March 8, 2005, the Company, along with Commonwealth Edison and American Electric Power Service Corporation, filed to recover a portion of integration expenses relating to efforts to join the RTO.  On May 6, 2005, FERC approved the filing subject to certain modifications.  Applications for rehearing are currently pending.

Effective October 1, 2004, PJM began to assess a FERC-approved administrative fee on every megawatt consumed by the Company’s customers.  On October 26, 2004, the Company filed an application with the PUCO for authority to modify its accounting procedures to defer collection of this PJM administrative fee, effective October 1, 2004, plus carrying charges, until such time as the Company has obtained the authority to adjust its rates pursuant to the Company’s approved Stipulation and Recommendation.  On June 1, 2005, the PUCO authorized the Company to defer the PJM administrative fee, plus carrying charges incurred after the date of the application requesting the authority to defer the charges.  On July 1, 2005, the OCC filed an Application for Rehearing on the Commission’s June 1 order.  The Application for Rehearing is pending.  Also on July 1, 2005, the Company filed a subsequent case requesting PUCO authority for recovery of the PJM administrative fee from retail customers beginning January 1, 2006.  If approved as filed, this will result in approximately an additional $8 million in revenue per year for three years.

On July 23, 2003, the FERC issued an Order rejecting in part the Initial Decision and found that the rates for transmission service through and out of the service territories of seven former Alliance RTO companies, including the Company, may be unjust, unreasonable, or unduly discriminatory or preferential.  Subsequently, the FERC required the parties to enter into settlement discussions.  On March 19, 2004, the FERC approved a settlement agreement regarding transmission pricing that allowed the Company to continue to charge its existing transmission rate until December 1, 2004.  The settlement agreement also outlined the principles and procedures to arrive at a single, long-term transmission pricing structure to be effective December 1, 2004.  On October 1, 2004, the Company, along with approximately 60 other parties, filed a long-term pricing plan with the FERC.  On November 18, 2004, the FERC approved this rate design.  In addition, the FERC ordered transitional payments, known as Seams Elimination Charge Adjustment (SECA), to be effective December 1, 2004 through March 31, 2006.  On February 10, 2005, FERC issued an order that reaffirmed the pricing structure, but set the SECA rates for hearing, subject to refund.  Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter.  All motions for rehearing are pending.

Beginning May 2005, the Company began receiving these FERC ordered transitional payments and has received $10.6 million of SECA collections net of SECA charges.  The Company’s management believes that appropriate reserves of $9.9 million have been established in the event that such SECA collections are required to be refunded.  The ultimate outcome of the proceeding establishing SECA rates is uncertain at this time.  However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

On May 31, 2005, the FERC instituted a proceeding under Federal Power Act Section 206 concerning the justness and reasonableness of PJM’s rate design.  This proceeding sets the rates for hearing and requests that all of PJM members, which include the Company, address the justness and reasonableness of the current rate design.  DP&L cannot determine what effect, if any, the outcome of this proceeding may have on the future recovery of transmission revenues by the Company.

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

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxics from coal-fired and oil-fired utility plants.  The final Clean Air Mercury Rule (CAM-R) was signed March 15, 2005.  Although not yet published, the final rules will have a material effect on the Company’s operations.  DP&L anticipates that the FGD being planned to meet the requirements of CAIR may be adequate to meet the Phase I requirements of CAM-R.  The Company expects that additional controls will be needed to meet the Phase II requirements of CAM-R that go into effect January 1, 2018.  On March 29, 2005, nine states sued USEPA, opposing the regulatory approach taken by USEPA.  On March 31, 2005, various groups requested that USEPA stay implementation of CAM-R.

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

OVERVIEW AND FUTURE EXPECTATIONS

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a RTO, whose role is to administer an electric marketplace and insure reliability.  In October 2004, the Company successfully integrated its 1,000 miles of high-voltage transmission into the PJM RTO.  PJM ensures the reliability of the high-voltage electric power system serving 44 million people in all or parts of Delaware, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market, the world’s largest; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

In the second quarter of 2005, DP&L’s operating income decreased $13.6 million or 15% from the second quarter of 2004.  Total revenues of $291.4 million in the second quarter of 2005 exceeded total revenues for the second quarter of 2004 by $8.6 million resulting from an increase in average market rates and ancillary revenues associated with the Company’s participation in PJM.  These increases were largely offset by a decline in wholesale electric sales volume.  Operating expenses of $215.4 million in the second quarter of 2005 increased by $22.2 million or 11% compared to the same period in the prior year.  This increase was primarily the result of higher fuel and purchased power costs.  DP&L’s earnings on common stock of $35.7 million in the second quarter of 2005 decreased $11.3 million compared to the same period in the prior year.

For the six months ended June 30, 2005, DP&L’s operating income of $167.4 million decreased $29.1 million over the same period of the prior year.  Electric revenues of $596.5 million exceeded the same period of the prior year by $13.3 million primarily resulting from an increase in average market rates and ancillary revenues associated with the Company’s participation in PJM.  These increases were largely offset by a decline in retail and wholesale electric sales volume.  Operating expenses of $429.1 million for the six months ended June 30, 2005 were greater than the six months ended June 30, 2004 by $42.4 million or 11% primarily relating to increases in fuel and purchased power costs.  DP&L’s reported earnings on common stock of $88.8 million for the six months ended June 30, 2005 decreased $20.0 million from the six months ended June 30, 2004.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months		Six Months
	Ended June 30,		Ended June 30
$ in millions	2005	2004	2005	2004

Electric revenues	$291.4	$282.8	$596.5	$583.2
Less: Fuel	69.5	60.5	147.2	123.2
Purchased power	38.4	24.7	67.7	53.2
Net electric margin (a)	$183.5	$197.6	$381.6	$406.8

Net electric margin as a percentage of Electric revenues	63.0%	69.9%	64.0%	69.8%

Operating income	$76.0	$89.6	$167.4	$196.5

(a)     For purposes of discussing operating results, DP&L presents and discusses net electric margin.  This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisioins regarding the Company’s financial performance.

Revenues

Electric revenues increased to $291.4 million in the second quarter of 2005 from $282.8 million in the second quarter of 2004 reflecting higher average rates for wholesale and retail revenues and ancillary revenues associated with participation in PJM.  These increases were offset by lower wholesale sales volume.  Retail revenues increased $1.5 million, primarily resulting from $3.1 million related to higher average rates, offset by $2.0 million in lower miscellaneous retail revenues reflecting transmission services that were under contract in 2004 that are now provided by PJM.  The higher average rates were primarily the result of a difference in the balance of sales among the various categories of customers (see Operating Statistics).  Wholesale revenue decreased $10.4 million, primarily related to a $29.7 million decline in wholesale sales volume due to reduced plant availability that was partially offset by a $19.3 million increase related to higher average market rates.  During the second quarter of 2005, ancillary revenues from RTO services were $17.5 million.  The Company did not participate in a RTO for the same period for 2004.  RTO ancillary revenues primarily consist of compensation for use of the Company’s transmission assets, reactive supply and regulation services.  Heating degree-days were up 28% to 618 for the second quarter of 2005 compared to 484 for the same period in 2004.  Cooling degree-days were down 1% to 278 for the second quarter of 2005 compared to 280 for the same period in 2004.

For the six months ended June 30, 2005, electric revenues increased to $596.5 million compared to $583.2 million for the six months ended June 30, 2004, reflecting higher average rates for wholesale and retail revenues and ancillary revenues associated with participation in PJM.  These increases were offset by lower retail and wholesale sales volume.  Retail revenues decreased $1.1 million, primarily resulting from $2.2 million in lower sales volume and $3.1 million in lower miscellaneous retail revenues reflecting transmission services that were under contract in 2004 that are now provided by PJM, partially offset by $4.2 million in higher average rates.  The higher average rates were primarily the result of a difference in the balance of sales among the various categories of customers.  Wholesale revenue decreased $18.5 million, primarily related to a $53.2 million decline in sales volume that was partially offset by a $34.7 million increase related to higher average market rates.  For the six months ended June 30, 2005, ancillary revenues from RTO services were $33.0 million.  The Company did not participate in a RTO for the same period for 2004.  RTO ancillary revenues primarily consist of compensation for use of the Company’s transmission assets, reactive supply and regulation services.  Heating degree-days were up 2% to 3,515 for the first six months of 2005 compared to 3,433 for the same period in 2004.  Cooling degree-days were down 1% to 278 for the first six months of 2005 compared to 280 for the same period in 2004.

Electric Margins, Fuel and Purchased Power

DP&L’s net electric margin of $183.5 million in the second quarter of 2005 decreased by $14.1 million as compared to the net electric margin of $197.6 million in the second quarter of 2004.  As a percentage of total electric revenues, net electric margin decreased by 6.9 percentage points to 63.0% from 69.9%.  This decline is primarily the result of increased fuel and purchased power costs, partially offset by a moderate increase in electric revenues.  Fuel costs increased by $9.0 million or 15% for the three months ended June 30, 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs, including emission allowances.  Purchased power costs increased by $13.7 million or 55% in the second quarter of 2005 compared to the same period in 2004 primarily resulting from $12.4 million of charges associated with moving power across PJM; the Company did not participate in a RTO for the same period in 2004.  The remaining increase of $1.3 million was related to $6.9 million in higher average market rates for power purchases partially offset by $5.6 million in lower purchased power volumes.

The Company’s net electric margin of $381.6 million for the six months ended June 30, 2005 decreased by $25.2 million when compared to the net electric margin of $406.8 million for the six months ended June 30, 2004.  As a percentage of total electric revenues, net electric margin decreased by 5.8 percentage points to 64.0% from 69.8%.  This decline is primarily the result of increased fuel and purchased power costs, partially offset by a moderate increase in electric revenues.  Fuel costs increased by $24.0 million or 19% for the six months ended June 30, 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs, including emission allowances.  Purchased power costs increased by $14.5 million or 27% for the six months ended June 30, 2005 compared to the same period in 2004 primarily resulting from $23.2 million of charges associated with moving power across PJM and higher average market rates for power purchases of $11.4 million.  These increases were partially offset by $20.3 million in lower purchased power volumes.  The Company did not participate in a RTO for the same period in 2004.

Operation and Maintenance

Operation and maintenance expense decreased $3.3 million or 6% for the three months ended June 30, 2005 compared to the same period in 2004 primarily resulting from a decrease in Directors and Officers’ liability insurance costs of $4.4 million, the deferral of PJM administrative fees of $2.5 million, and $1.1 million of lower Sarbanes-Oxley project costs.   These decreases were partially offset by a $3.3 million mark to market increase in stock incentive units and a $2.2 million increase in transmission and distribution expenses.  DP&L received an order from the PUCO allowing the company to defer the PJM administrative fees during the second quarter of 2005 that were incurred since October 2004.

For the six months ended June 30, 2005, operation and maintenance expense decreased $1.3 million or 1% compared to the same period in 2004 as a result of a $6.8 million decrease in Directors and Officers’ liability insurance costs and lower Sarbanes-Oxley project costs of $1.0 million.  These decreases were partially offset by a $4.3 million mark to market increase in stock incentive units and a $2.3 million increase in transmission and distribution expenses.

Depreciation and Amortization

Depreciation expense increased $1.7 million or 6% in the second quarter of 2005 compared to the second quarter of 2004 primarily resulting from a higher plant base.

For the six months ended June 30, 2005, depreciation increased $3.4 million or 6% compared to the six months ended June 30, 2004 reflecting a higher plant base.

Other Income (Deductions)

Other deductions for the three months ended June 30, 2005 decreased $0.3 million compared to the three months ended June 30, 2004.  This decrease primarily resulted from $0.7 million of lower fees resulting from the 2004 cancellation and replacement of the revolving credit facility and $0.7 million of increased dividend income from Master Trust assets partially offset by a $0.7 million increase in investment monitoring fees.

For the six months ended June 30, 2005, other income increased $3.9 million primarily resulting from $12.3 million of gains realized from the sale of pollution control emission allowances in 2005 compared to $5.5 million of gains from emission allowance sales in 2004 as well as $0.9 million of increased dividend income from Master Trust assets.  These increases were partially offset by a $3.6 million increase in investment monitoring fees.

Income Tax Expense

Income tax expense decreased $1.5 million or 5% in the second quarter of 2005 and decreased $4.2 million or 6% for the six months ended June 30, 2005 compared to the second quarter of 2004 and the six months ended June 30, 2004, primarily reflecting lower income experienced in each of the respective periods.

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax.  The Ohio Franchise Tax phase-out required second quarter adjustments to income tax expense.  Other provisions of House Bill 66 are being evaluated by the Company.

DP&L is under audit review by state agencies for the tax years 2002 through 2004 and by federal agencies for the tax years 1999 through 2003.  The Company believes it has adequate reserves for all positions taken in each tax jurisdiction but cannot predict the outcome of these audits.  Depending upon the outcome of these audits, the Company may be required to increase or decrease its reserves.

Preferred Dividends

For the three months and six months ended June 30, 2005, preferred dividends increased $0.2 million or 100% over the same periods in 2004 resulting from the suspension of dividend payments arising from the delayed filing of the Company’s 2003 Form 10-K filing.  The Company’s 2003 Form 10-K was filed in the fourth quarter of 2004 and all suspended dividends were paid at that time.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DP&L’s cash and cash equivalents totaled $23.7 million at June 30, 2005 compared to $60.0 million at June 30, 2004.  This decrease was primarily attributed to lower profitability relating to higher fuel costs and less cash provided by working capital.  DP&L’s cash and cash equivalents totaled $17.2 million at December 31, 2004.

The Company generated net cash from operating activities of $162.9 million for the six months ended June 30, 2005 compared to $238.2 million for the six months ended June 30, 2004.  The net cash from operating activities for the six months ended June 30, 2005 and 2004 was primarily the result of operating profitability and, in 2004, cash provided by working capital.  The decline in operating cash flow of $75.3 million in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is primarily the result of lower operating profitability relating to higher fuel costs as well as less cash from accounts receivable and higher tax payments.  The tariff-based revenue from DP&L’s business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides the Company with a reasonably predictable gross cash flow.

Net cash flows used for investing activities was $80.6 million for the six months ended June 30, 2005 and $44.8 million for the six months ended June 30, 2004.  The net cash used in both periods was to provide funding for capital expenditures.

Net cash flows used for financing activities was $75.8 million for the six months ended June 30, 2005 and $150.6 million for the six months ended June 30, 2004.  Net cash flows used for financing activities for each of these periods were to pay dividends on common stock to the parent company, retirement of long-term debt, and for dividends paid on preferred stock.

In an effort to lower costs, the Company is taking advantage of the current low interest rates by refinancing $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%; and $35.3 million in outstanding Boone County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.

The Company has obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and has certain contingent commitments such as guarantees.  The Company believes its cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing will be sufficient to satisfy its future working capital, capital expenditures and other financing requirements for the foreseeable future.  DP&L’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in “Factors That May Affect Future Results.”  If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, DP&L may be required to refinance all or a portion of its existing debt or seek additional financing alternatives.  A discussion of each of DP&L’s critical liquidity commitments is outlined below.

Capital Requirements

Construction additions were $82.6 million and $45.0 million for the six months ended June 30, 2005 and 2004, respectively, and are expected to approximate $193 million in 2005.

Planned construction additions for 2005 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been utilized to meet the Company’s state and federal standards for Nitrogen Oxide (NOx) emissions from power plants and to make power plant improvements.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DP&L is projecting to spend an estimated $930 million ($850 million previously reported) in capital projects, approximately $515 million ($441 million previously reported) of which is to meet changing environmental standards.  The Company’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DP&L expects to finance its construction additions in 2005 with internally-generated funds.

Debt and Debt Covenants

At June 30, 2005, the Company’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.5 million for the remainder of 2005, $1.3 million in 2006, $9.5 million in 2007, $0.7 million in 2008, and $0.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.  Debt maturities in 2005 are expected to be financed with internal funds.  Certain debt agreements contain reporting and financial covenants for which the Company is in compliance as of June 30, 2005 and expects to be in compliance during the near term.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds included step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company was required to pay additional interest of 0.50% until a registration statement was declared effective at which point the additional interest was reduced by 0.25%.  The remaining additional interest of 0.25% continued until the exchange offer was completed.  The exchange offer registration for these securities was filed with the SEC on April 26, 2005 and declared effective on May 18, 2005, at which point the additional interest was reduced by 0.25%.  The exchange offer was completed on June 23, 2005, thereby eliminating the additional interest in total.

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

In May 2005, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $100 million.  The new agreement, renewable annually, expires on May 30, 2010, and provides credit support for the Company’s business requirements during this period. This may be increased up to $150 million.  The facility contains one financial covenant, maximum debt to total capitalization.  This covenant is currently met.  The Company had no outstanding borrowings under this credit facility at June 30, 2005 or at year-end 2004.  Fees associated with this credit facility were approximately $0.2 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for the revolving credit agreement.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  The Company has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  On February 24, 2005, the Company entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of June 30, 2005, the Company had two outstanding letters of credit for a total of $3.1 million.

DP&L is in the process of refinancing $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%; and $35.3 million in outstanding Boone County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent.  None of the debt obligations of DP&L are guaranteed or secured by its parent or affiliates and no cross-collateralization exists between the Company and DPL or any affiliate.

Credit Ratings

Currently, DP&L’s senior secured debt credit ratings are as follows:

	Rating	Outlook	Effective
Fitch Ratings	A-	Stable	July 2005

Moody’s Investors Service	Baa1	Positive	July 2005

Standard & Poor’s Corp.	BBB-	Positive	May 2005

As reflected above, DP&L’s secured debt credit ratings are considered investment grade.

Off-Balance Sheet Arrangements

DP&L does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Long-term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At June 30, 2005, these include:

Long Term Obligations

	Payment Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$—	$9.0	$—	$673.9	$682.9
Interest payments	18.7	74.4	73.9	36.9	203.9
Pension and postretirement payments	11.7	45.9	45.2	141.9	244.7
Capital leases	0.5	1.8	1.4	0.6	4.3
Operating leases	0.8	0.9	—	—	1.7
Coal contracts (a)	169.9	583.4	83.7	85.5	922.5
Other long-term obligations	17.6	12.7	0.5	—	30.8
Total long-term obligations	$219.2	$728.1	$204.7	$938.8	$2,090.8

(a) DP&L operated units.

Long-term debt:

Long-term debt as of June 30, 2005, consists of first mortgage bonds and guaranteed air quality development obligations and includes current maturities and unamortized debt discount.  See Note 5 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments through 2010 associated with the Long-term debt described above.  See Note 5 of Notes to Consolidated Financial Statements.

Pension and postretirement payments:

As of June 30, 2005, DP&L had estimated future benefit payments as outlined in Note 3 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of June 30, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of June 30, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

The Company has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of June 30, 2005, the Company had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments, which may affect the liquidity of its operations.  At June 30, 2005, these include:

Commercial Commitments

	Expiring Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$—	$—	$—	$100.0	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$—	$17.8	$—	$100.0	$117.8

Credit facilities:

In May 2005, the Company replaced its previous $100 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that is renewable annually and expires on May 30, 2010.  At June 30, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

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

Commodity Pricing Risk

For the six months ended June 30, 2005, approximately 19 percent of DP&L’s 2005 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  As of June 30, 2005, a hypothetical increase or decrease of 10% in annual wholesale revenues, excluding RTO services, would result in approximately a $13 million increase or decrease to earnings on common stock, assuming no change in costs.

Fuel (including emission allowances) and purchased power costs as a percent of total operating costs for the six months ended June 30, 2005 and 2004 were 50% and 46%, respectively.  As of June 30, 2005, DP&L has contracted for substantially all of its projected coal requirements for 2005.  The prices to be paid by the Company under its long-term coal contracts are either fixed or subject to periodic adjustment.  Each contract has features that will limit price escalations in any given year.  DP&L has also covered all of its estimated 2005 emission allowance requirements.  The Company expects its 2005 fuel costs to exceed its 2004 fuel costs by approximately 17% (assuming comparable volumes).  This increase is primarily the result of increased coal costs and a slight increase in emissions allowance costs.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DP&L will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.  As of June 30, 2005, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs, excluding RTO services, would result in approximately a $22 million increase or decrease to earnings on common stock.

Interest Rate Risk

As a result of DP&L’s normal borrowing and leasing activities, the Company’s results are exposed to fluctuations in interest rates, which the Company manages through its regular financing activities.  DP&L maintains a limited amount of cash on deposit or investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company’s long-term debt represents publicly held secured and unsecured debentures with fixed interest rates.  At June 30, 2005, DP&L had no short-term borrowings.

The carrying value of the Company’s debt was $687.2 million at June 30, 2005, consisting of first mortgage bonds, guaranteed Air Quality Development Authority and Water Development Authority obligations and capital leases.  The fair value of this debt was $708.0 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at June 30, 2005, are as follows:

Expected Maturity	Long-term Debt
Date	Amount	Average Rate
	($ in millions)
2005	$0.5	4.4%
2006	1.3	5.0%
2007	9.5	6.2%
2008	0.7	4.8%
2009	0.7	4.8%
Thereafter	674.5	5.5%
Total	$687.2	5.8%

Fair Value	$708.0

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

Reliance on Third Parties

DP&L relies on many suppliers for the purchase and delivery of inventory and components to operate its energy production, transmission and distribution functions.  Unanticipated changes in the Company’s purchasing processes may affect the Company’s business and operating results. In addition, the Company relies on others to provide professional services, such as, but not limited to, investment management, actuarial calculations, internal audit services, payroll processing and various consulting services.

Operating Results Fluctuations

Future operating results could be affected and are subject to fluctuations based on a variety of factors, including but not limited to:  unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; changes in coal costs, gas supply costs, emissions allowance costs, or availability constraints; environmental compliance, including costs of compliance with existing and future environmental requirements; and electric transmission system constraints.

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

There has been one significant change to the critical accounting policies as disclosed in DP&L’s Form 10-K as of December 31, 2004. The following policy has been added to the Company’s critical accounting policies:

Revenue Recognition

The Company considers revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  The Company’s utility operating companies record electric revenues when delivered to customers.  Customers are billed throughout the month as electric meters are read.  The Company recognizes revenues for retail energy sales that have not yet been billed, but where electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  The Company’s estimates of unbilled revenues use systems that consider various factors, including weather, to calculate retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, the Company believes it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Additionally, the Company is subject to regulatory orders addressing the justness and reasonableness of the PJM and Midwest Independent Transmission System Operator (MISO) rates and related revenue distribution protocols.  Beginning May 2005, the Company began receiving Seams Elimination Charge Adjustment (SECA) payments and has recorded $10.6 million of SECA collections net of SECA charges.  DP&L’s management is required to make assumptions, estimates and judgments relating the possibility of refund of these revenues. These assumptions, estimates and judgments are based on management’s experience and assumptions that are believed to be reasonable at the time.  As a result of these assumptions, estimates and judgments, the Company is deferring a portion of these revenues for which management believes is subject to refund.  The deferred amount recorded during the second quarter 2005 was $9.9 million and is anticipated to be approximately $21.8 million for the entire year of 2005.  The above amount collected under the SECA rates are subject to refund, the ultimate outcome of the proceeding establishing SECA rates is uncertain, and the results of this proceeding may affect the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Electric

Sales (millions of kWh)
Residential	1,101	1,090	2,636	2,621
Commercial	966	936	1,851	1,840
Industrial	1,097	1,139	2,107	2,177
Other retail	366	357	697	690
Other miscellaneous revenues	—	—	—	—
Total retail	3,530	3,522	7,291	7,328

Wholesale	577	1,039	1,194	2,021

Total sales	4,107	4,561	8,485	9,349

Revenues ($ in thousands)
Residential	$100,025	$98,587	$225,957	$224,579
Commercial	62,323	59,666	119,497	117,263
Industrial	31,931	32,886	61,715	63,716
Other retail	20,979	20,570	39,863	39,503
Other miscellaneous revenues	2,283	4,286	5,065	8,161
Total retail	217,541	215,995	452,097	453,222

Wholesale	56,400	66,786	111,462	129,960

RTO ancillary revenues	17,451	—	32,952	—

Total revenues	$291,392	$282,781	$596,511	$583,182

Electric customers at end of period	511,393	507,395	511,393	507,395

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

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery pending a ruling on the motions to dismiss.  The Company and DPL filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, the Company and DPL have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and the Company and DPL in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in the Company’s and DPL’s Ohio litigation seeking to compel DPL, MVE and the Company to pay all attorneys’ fees and expenses that have not been advanced to them.  The Company, DPL and MVE have filed a brief opposing that motion.  On May 10, 2005, the Court denied Defendants’ motions to dismiss.  Defendants Forster and Muhlenkamp’s motion regarding fees remains pending.  On June 15, 2005, Defendants Forster and Muhlenkamp filed an answer and filed counterclaims against the Company, DPL, MVE, and individually against the current members of the Board of Directors of DPL as well as a former Board member and various compensation plans of DP&L and DPL.  On June 15, 2005, Defendant Koziar filed his answer and filed counterclaims against the Company, DPL and individually against the current members of the Board of Directors of DPL and a former Board member of DPL.  On June 29, 2005, the Company, DPL and MVE filed an amended complaint against the Defendants.   On July 18, 2005, Defendants filed answers to that amended complaint and Defendant Koziar filed amended counterclaims that included claims against various compensation plans of DPL and DP&L that he had not named in his initial counterclaims.  Defendants’ answers substantially deny the allegations made by the Company, DPL and MVE and deny any liability.  The counterclaims and amended counterclaims allege that the Company, DPL, MVE, various compensation plans and the individual defendants breached the terms of the employment and consulting contracts of Defendants Forster, Muhlenkamp and Koziar, and the terms of the compensation plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and plans.  Forster, Muhlenkamp and Koziar also seek payment of attorneys fees and expenses on claims similar to those filed in the Forster and Muhlenkamp motion for attorneys fees and expenses.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to the Company and DPL concerning purported entitlements in connection with the purchase of those investments.  They assert that the Company, DPL and MVE had ongoing obligations to make certain payments to them based on the financial asset portfolio’s returns and that any purchaser of portfolio investments should have been obligated to assume those obligations.  The Company, DPL and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that the Company, DPL and MVE indemnify them in connection with that litigation, and the Company, DPL and MVE have acknowledged indemnity obligations.  On March 28, 2005, the Company, DPL and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, MVE and the Company believe that those issues should be heard and resolved in the pending Ohio lawsuit. Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  The Company, DPL and MVE filed their reply brief on April 25, 2005.  The court heard the motion on May 6, 2005 and has not yet issued a ruling.  In addition, the defendants in the New York action filed motions to stay or dismiss that case.  The New York court heard those motions on June 23, 2005 and on July 5, 2005 entered an order severing the claims brought against the purchaser defendants and granting the purchaser defendants’ motion to stay those claims temporarily.  On July 14, 2005, the New York court held a telephonic conference with the parties.  The court continued the stay of the New York case as to the purchaser defendants until further argument could be held on their motion to stay or dismiss.  The New York court has not yet ruled on the motion filed by outside counsel to the Company and DPL.  Counsel for

Mr. Forster and Ms. Muhlenkamp have informed the New York court that they intend to file a motion seeking unspecified relief from the stay.

Counsel to Mr. Forster and Ms. Muhlenkamp have begun sending their attorneys’ invoices for the New York action to DPL and the Company for fee advancement and have continued to send monthly invoices for the Ohio action to DPL and the Company for fee advancement.  DPL and the Company continue to maintain that they are not required to advance payment with respect to any of those charges.

Cumulatively through June 30, 2005, the Company has accrued for accounting purposes, obligations of approximately $50 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company disputes Defendants entitlement to any of those sums and, as noted above is pursuing litigation against them contesting all such claims.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to the security holder in the second quarter.

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

THE DAYTON POWER AND LIGHT COMPANY
(Registrant)

Date:	July 29, 2005	/s/ James V. Mahoney
James V. Mahoney President and Chief Executive Officer (principal executive officer)

	July 29, 2005	/s/ John J. Gillen
John J. Gillen Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)

	July 29, 2005	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller