Form 10-Q
period 2005-09-30
DAYTON POWER & LIGHT CO
filed 2005-10-28
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES ☐   NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 21, 2005, 41,172,173 shares of the registrant’s common stock were outstanding, all of which were held by DPL Inc.

THE DAYTON POWER AND LIGHT COMPANY

INDEX

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Statement of Results of Operations	3

		Consolidated Statement of Cash Flows	4

		Consolidated Balance Sheet	5

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

		Operating Statistics	35

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

	Item 4.	Controls and Procedures	35

Part II.	Other Information

	Item 1.	Legal Proceedings	36

	Item 4.	Submission of Matters to a Vote of Security Holders	37

	Item 5.	Other Information	38

	Item 6.	Exhibits	38

Other

	Signatures		39

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

Part I.  Financial Information

Item 1.  Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Electric revenues	$355.5	$310.2	$952.0	$893.4

Operating Expenses
Fuel	87.9	64.1	235.1	187.3
Purchased power	48.3	31.4	116.0	84.6
Operation and maintenance	46.2	51.8	145.6	152.5
Depreciation and amortization	31.8	29.6	92.9	87.3
Amortization of regulatory assets, net	0.6	0.1	1.5	0.3
General taxes	28.6	26.5	81.4	78.2
Total operating expenses	243.4	203.5	672.5	590.2

Operating Income	112.1	106.7	279.5	303.2

Interest expense	(10.1)	(10.6)	(30.7)	(32.4)
Charge for early redemption of debt	(4.1)	—	(4.1)	—
Other income (deductions)	2.9	(0.8)	9.1	1.5

Income Before Income Taxes	100.8	95.3	253.8	272.3

Income tax expense	37.7	39.8	101.5	107.8

Net Income	63.1	55.5	152.3	164.5

Preferred dividends	0.2	—	0.6	0.2

Earnings on Common Stock	$62.9	$55.5	$151.7	$164.3

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Nine Months Ended September 30,
	2005	2004
Operating Activities

Net income	$152.3	$164.5
Adjustments:
Depreciation and amortization	92.9	87.3
Amortization of regulatory assets, net	1.5	0.3
Charge for early redemption of debt	4.1	—
Deferred income taxes	(11.4)	(5.5)
Changes in working capital:
Accounts receivable	(7.5)	25.8
Accounts payable	(2.8)	(11.2)
Net intercompany receivable / payable	(0.9)	0.5
Accrued taxes payable	37.6	103.8
Accrued interest payable	3.1	5.1
Prepayments	3.9	(2.0)
Inventories	(9.4)	(12.9)
Deferred compensation assets	1.6	8.2
Deferred compensation obligations	7.9	1.1
Other (Note 2)	0.6	(9.2)
Net cash provided by operating activities	273.5	355.8

Investing Activities
Capital expenditures	(137.1)	(62.4)
Net cash used for investing activities	(137.1)	(62.4)

Financing Activities
Issuance of long-term debt, net	211.2	—
Retirement of long-term debt	(218.9)	(0.4)
Dividends paid on common stock	(75.0)	(150.0)
Dividends paid on preferred stock	(0.6)	(0.2)
Net cash used for financing activities	(83.3)	(150.6)

Cash and cash equivalents
Net change	53.1	142.8
Balance at beginning of period	17.2	17.2
Balance at end of period	$70.3	$160.0

Cash Paid During the Period for:
Interest	$25.3	$24.2
Income taxes	$67.2	$2.2

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

	At September 30, 2005	At December 31, 2004
ASSETS

Property
Property, plant and equipment	$4,064.7	$3,944.6
Less: Accumulated depreciation and amortization	(1,944.0)	(1,864.4)
Net property	2,120.7	2,080.2

Current Assets
Cash and cash equivalents	70.3	17.2
Accounts receivable, less provision for uncollectible accounts of $1.0 and $1.1, respectively	164.3	153.8
Inventories, at average cost (Note 2)	79.3	69.8
Prepaid taxes	11.6	46.4
Other (Note 2)	24.6	24.8
Total current assets	350.1	312.0

Other Assets
Income taxes recoverable through future revenues	31.4	32.5
Other regulatory assets	53.1	41.5
Other (Note 2)	178.3	175.2
Total other assets	262.8	249.2

Total Assets	$2,733.6	$2,641.4

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEET

($ in millions)

(continued)

	At September 30, 2005	At December 31, 2004
CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholder’s equity
Common stock	$0.4	$0.4
Other paid-in capital	783.2	782.9
Accumulated other comprehensive income	43.9	43.1
Earnings reinvested in the business	306.3	229.7
Total common shareholder’s equity	1,133.8	1,056.1

Preferred stock	22.9	22.9

Long-term debt (Note 5)	686.1	686.6
Total capitalization	1,842.8	1,765.6

Current Liabilities
Accounts payable	97.9	107.8
Accrued taxes	130.8	124.8
Accrued interest	14.1	10.7
Other (Note 2)	25.1	22.1
Total current liabilities	267.9	265.4

Deferred Credits and Other
Deferred taxes	352.0	365.8
Unamortized investment tax credit	47.1	49.3
Other (Note 2)	223.8	195.3
Total deferred credits and other	622.9	610.4

Contingencies (Note 7)

Total Capitalization and Liabilities	$2,733.6	$2,641.4

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

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”.  SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123R establishes standards in which to account for transactions where an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or settled by issuance of equity instruments.  This statement focuses primarily on accounting for employee services paid for by share-based transactions.  SFAS 123R requires a public entity to measure the cost of employee services received and paid for by equity instruments to be based on the fair-value of such equity on the grant date.  This cost net of estimated forfeitures, is recognized in results of operations over the period in which employees are required to provide service.  Liabilities initially incurred will be based on the fair-value of equity instruments and then be re-measured at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date will be estimated using option-pricing models and excess tax benefits will be recognized as an addition to paid-in capital.  Cash retained from the excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The provisions of this Statement shall be effective for the Company no later than January 1, 2006.  DP&L is currently accounting for such share-based transactions granted after January 1, 2003, using SFAS 123, “Accounting for Stock-Based Compensation.”  DP&L is evaluating the effect of this new standard on the Company’s results of operations, cash flows and financial position.

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

Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  This statement had no impact on the Company’s results of operations, cash flow or financial position.

The American Jobs Creation Act of 2004

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP FAS 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP FAS 109-2).  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The Company reduced its tax expense by $1.3 million for the nine months ended September 30, 2005 as a result of the deduction for qualified domestic production activities.

Discontinued Operations

In November 2004, the EITF issued EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets’, in Determining Whether to Report Discontinued Operations” (SFAS No. 144).  This guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  Operating results related to a component that is either disposed of or classified as held for sale within an enterprise’s fiscal year that includes November 30, 2004, may be classified to reflect the consensus.  The Company determined that SFAS No. 144 did not have an impact on its results of operations, financial condition or cash flows.

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

2.  Supplemental Financial Information

$ in millions	At September 30, 2005	At December 31, 2004

Inventories, at average cost
Plant materials and supplies	$29.2	$29.1
Fuel and emission allowances	50.1	40.7
Total inventories, at average cost	$79.3	$69.8

Other current assets
Prepayments	$8.7	$11.2
Deposits and other advances	10.6	1.6
Current deferred income taxes	2.3	6.8
Miscellaneous work in progress	2.1	4.5
Other	0.9	0.7
Total other current assets	$24.6	$24.8

Other deferred assets
Master Trust assets	$111.5	$106.4
Prepaid pension	36.5	38.2
Unamortized loss on reacquired debt	22.4	23.8
Unamoritized debt expense	6.7	5.6
Other	1.2	1.2
Total other deferred assets	$178.3	$175.2

Other current liabilities
Customer security deposits and other advances	$19.2	$17.3
Current portion - long-term debt	0.9	1.5
Other	5.0	3.3
Total other current liabilities	$25.1	$22.1

Other deferred credits
Asset retirement obligations - regulated property	$81.5	$77.5
Trust obligations	75.9	68.2
Retirees’ health and life benefits	32.8	32.4
FERC transitional payment deferral	9.8	—
Environmental reserves	0.1	0.1
Legal reserves	3.0	3.3
Asset retirement obligations - generation	5.4	5.1
Other	15.3	8.7
Total other deferred credits	$223.8	$195.3

	Nine Months Ended September 30,
$ in millions	2005	2004
Cash flows - Other
Payroll taxes payable	$0.1	$(11.1)
Deposits and other advances	(6.9)	8.9
Deferred storm costs	(5.6)	—
FERC transitional payment deferral	15.4	—
Other	(2.4)	(7.0)
Total cash flows - Other	$0.6	$(9.2)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2005	2004	2005	2004
Comprehensive income
Net income	$63.1	$55.5	$152.3	$164.5
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	1.1	3.3	6.6	(0.5)
Net change in deferred gains on cash flow hedges	(2.0)	(0.7)	(4.8)	(2.3)
Deferred income taxes related to unrealized gains (losses)	0.2	(1.3)	(1.0)	0.5
Comprehensive income	$62.4	$56.8	$153.1	$162.2

3.              Pension and Postretirement Benefits

DP&L sponsors a defined benefit plan for substantially all its employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service.  The Company funds pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  The Company also maintains a Supplemental Executive Retirement Plan for certain current and former executives.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits.  DP&L has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended September 30 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$0.9	$0.9	$—	$—
Interest cost	3.9	4.0	0.5	0.5
Expected return on assets	(5.4)	(5.4)	(0.1)	(0.2)

Amortization of unrecognized:
Actuarial (gain) loss	1.0	0.4	(0.1)	(0.2)
Prior service cost	0.6	0.7	—	—
Transition obligation	—	—	—	—
Net periodic benefit cost	1.0	0.6	0.3	0.1
Curtailment (a)	0.1	—	—	—
Net periodic benefit cost after curtailment	$1.1	$0.6	$0.3	$0.1

(a)     The curtailment relates to a freeze in benefits for the remaining active employee participating in the Supplemental Executive Retirement Plan.

The net periodic benefit cost of the pension and postretirement benefit plans for the nine months ended September 30 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$2.9	$2.8	$—	$—
Interest cost	11.8	12.0	1.4	1.5
Expected return on assets	(16.1)	(16.3)	(0.4)	(0.5)

Amortization of unrecognized:
Actuarial (gain) loss	2.9	1.4	(0.6)	(0.7)
Prior service cost	1.7	2.0	—	—
Transition obligation	—	—	0.1	0.1
Net periodic benefit cost	3.2	1.9	0.5	0.4
Curtailment (a)	0.1	—	—	—
Net periodic benefit cost after curtailment	$3.3	$1.9	$0.5	$0.4

(a)     The curtailment relates to a freeze in benefits for the remaining active employee participating in the Supplemental Executive Retirement Plan.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement

2005	$4.8	$1.0
2006	$19.7	$3.1
2007	$20.0	$3.1
2008	$19.1	$3.0
2009	$20.2	$2.9
2010	$20.5	$2.8
2011 – 2015	$106.8	$11.8

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

		Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions		2005	2004	2005	2004
Earnings on common stock, as reported		$62.9	$55.5	$151.7	$164.3
Add:	Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	—	—
Deduct:	Total stock-based compensation expense determined under FAS 123, net of related tax effects	—	(0.7)	(0.1)	(2.2)
Pro-forma earnings on common stock		$62.9	$54.8	$151.6	$162.1

During the third quarter 2005, 0.39 million DPL Inc. stock options were exercised by former officers of the Company who are not affiliated with the Company’s pending litigation against three of its former executives.  For the nine months ended September 30, 2005, a total of 0.845 million stock options have been exercised by former officers who are not affiliated with the Company’s pending litigation against three of its former executives.  See Part II, Item 1-Legal Proceedings.

5.  Long-term Debt, Notes Payable and Compensating Balances

$ in millions	At September 30, 2005	At December 31, 2004
First Mortgage Bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution Control Series maturing through 2034 - 4.78% and 2027 - 6.43%, respectively (a)	214.4	104.4
	684.4	574.4

Air Quality Development Authority Pollution Control Bonds - 6.10% Series due 2030		110.0
Obligation for capital leases	3.2	3.8
Unamortized debt discount and premium (net)	(1.5)	(1.6)
Total	$686.1	$686.6

(a)  Weighted average interest rates for 2005 and 2004, respectively.

The amounts of maturities for the capital leases are $0.2 million for the remainder of 2005, $0.9 million in 2006, $0.9 million in 2007, $0.7 million in 2008 and $0.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  The Company has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  On February 24, 2005, the Company entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of September 30, 2005, the Company had two outstanding letters of credit for a total of $3.1 million.

In May 2005, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $100 million.  The new agreement, renewable annually, expires on May 30, 2010 and provides credit support for the Company’s business requirements during this period. This may be increased up to $150 million.  The facility contains one financial covenant, maximum debt to total capitalization.  This covenant is currently met.  The Company had no outstanding borrowings under this credit facility at September 30, 2005 or at year-end 2004.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect the applicable interest rate for the revolving credit agreement.

On August 17, 2005, the Company completed the refinancing of $214.4 million of pollution control bonds.  The specific issues refinanced consisted of:

•                  $41.3 million of Ohio Water Development Authority (OWDA) bonds;

•                  $137.8 million of Ohio Air Quality Development Authority (OAQDA) bonds; and

•                  $35.3 million of Boone County, Kentucky (Boone County) bonds.

On August 17, 2005, the Company entered into a separate loan agreement with the OWDA, OAQDA and Boone County for new pollution control bonds with a weighted average interest rate of 4.78%.  The proceeds of the bonds were used to repay the previously existing pollution control bonds with a weighted average of 6.26% on September 16, 2005.  To secure the repayment of its obligations to the OWDA, OAQDA and Boone County, the Company entered into a 43rd Supplemental Indenture to its First and Refunding Mortgage for a like amount ($214.4 million) of First Mortgage Bonds with The Bank of New York serving as Trustee.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent.  None of the debt obligations of DP&L are guaranteed or secured by its parent or affiliates and no cross-collateralization exists between the Company and DPL or any affiliate.

6.  Income Taxes

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax.  The Ohio Franchise Tax phase-out required second quarter adjustments to income tax expense.  Income taxes were increased by $0.3 million as a result of the tax law change.  Other provisions of House Bill 66 are being evaluated by DP&L.

On September 1, 2005 the Internal Revenue Service (IRS) issued an examination report for the tax years 1998 through 2003 that shows proposed changes to the Company’s federal income tax liability for each of those years.  The proposed changes result in a total tax deficiency, penalties and interest of approximately $0.5 million as of October 15, 2005.  The Company is currently reviewing the examination report and intends to file a formal written protest to certain proposed changes with the IRS Office of Appeals by November 1, 2005.  The Company believes it has adequate reserves for any tax deficiency, penalties and interest resulting from the proposed changes and as a result, the proposed changes did not adversely affect the Company’s results from operations for the three months ended September 30, 2005.

The Company is under audit review by state agencies for the tax years 2002 through 2004.  Depending upon the outcome of these audits, the Company may be required to increase or decrease its reserves.  The Company believes it has adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.

7.  Commitments and Contingencies

Contingencies

In the normal course of business, DP&L is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DP&L believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DP&L’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2005, cannot be reasonably determined.

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

On August 24, 2004, DPL, DP&L and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements with Messrs. Forster and Koziar and Ms. Muhlenkamp, and the propriety of the distributions from the plans to Messrs. Forster and Koziar and Ms. Muhlenkamp, and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  DPL, DP&L and MVE seek, among other things, damages in excess of $25 thousand, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that DPL, DP&L and MVE have no further obligations under the consulting and employment contracts due to those breaches.

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery pending a ruling on the motions to dismiss.  In addition, pursuant to applicable statutes, regulations and agreements, DPL and DP&L haD been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and DPL and DP&L in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and DP&L to pay all attorneys’ fees and expenses that have not been advanced to them.  On May 10, 2005, the Court denied the motions to dismiss filed by Defendants Forster, Koziar, and Muhlenkamp.  On June 15, 2005, Defendants Forster and Muhlenkamp filed an answer and filed counterclaims against DPL, DP&L, MVE and individually against the current members of the Board of Directors of DPL Inc. as well as two former Board members and various compensation plans of DPL and DP&L.  On June 15, 2005, Defendant Koziar filed his answer and filed counterclaims against DPL, DP&L and individually against the current members of the Board of Directors of DPL Inc. and two former Board members of DPL.  On June 29, 2005, DPL, DP&L and MVE filed an amended complaint against the Defendants.  On July 18, 2005, Defendants filed answers to that amended complaint and Defendant Koziar filed amended counterclaims that included claims against various compensation plans of DPL and DP&L that he had not named in his initial counterclaims.  Defendants’ answers substantially denied the allegations made by DPL, DP&L and MVE and denied any liability.  The counterclaims and amended counterclaims allege that DPL, DP&L, MVE, various compensation plans and the individual defendants breached the terms of the employment and consulting contracts of Defendants Forster, Muhlenkamp and Koziar, and the terms of the compensation plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and plans.  Forster, Muhlenkamp and Koziar also seek payment of attorneys’ fees and expenses on claims similar to those filed in the Forster and Muhlenkamp motion for attorneys’ fees and expenses.  On August 18, 2005, the Court denied Defendants Forster’s and Muhlenkamp’s motion regarding advancement of fees.  Mr. Forster and Ms. Muhlenkamp continue to litigate the issue of payment of attorneys’ fees as part of their counterclaims.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of those investments.  They assert that DPL, DP&L and MVE had ongoing obligations to make certain payments to them based on the financial asset portfolio’s returns and that any purchaser of portfolio investments should have been obligated to assume those obligations.  DPL, DP&L and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that DPL, DP&L and MVE indemnify them in connection with that litigation, and DPL, DP&L and MVE have acknowledged indemnity obligations.  On March 28, 2005, DPL, DP&L and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the New York lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, DP&L and MVE believed that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  DPL, DP&L and MVE filed their reply brief on April 25, 2005.  The court heard the motion on May 6, 2005 and on August 18, 2005, issued a preliminary injunction against Mr. Forster and Ms. Muhlenkamp that precludes them from pursuing these key issues in the New York trial court or any other forum other than the Ohio litigation.  In addition, the purchaser defendants, our indemnitee in the New York action filed a motion to stay or dismiss that case.  The New York court heard this motion on June 23, 2005 and on July 5, 2005 entered an order severing the claims brought against the purchaser defendants and granting the purchaser defendants’ motion to stay those claims temporarily.  On August 15, 2005, Mr. Forster and Ms. Muhlenkamp moved to vacate the stay.  At a hearing on October 12, 2005, the New York court denied that motion and continued the stay.

On September 12, 2005, Mr. Forster and Ms. Muhlenkamp appealed the preliminary injunction entered by the Ohio court, for which they have sought expedited treatment.  At a status hearing on September 14, the Ohio trial court requested that the parties brief the issue of whether the interlocutory appeal affected the court’s jurisdiction to proceed with the litigation.  DPL, MVE and the Company filed a brief discussing their position that the Ohio trial court continues to have jurisdiction to proceed with the merits of the case.  Defendants Forster and Muhlenkamp did not address the jurisdictional issue, but filed a motion to stay the Ohio case pending the appeal or, alternatively, to modify the injunction to allow them to pursue discovery in the New York case.   DPL, MVE and the Company filed a brief opposing that motion and informed the Ohio court of the New York court’s decision to continue the stay.  The Ohio court has not yet ruled on the jurisdictional issue or the motion filed by Mr. Forster and Ms. Muhlenkamp.

Counsel to Mr. Forster and Ms. Muhlenkamp are sending their attorneys’ invoices for the New York action to DPL and the Company for fee advancement and have continued to send monthly invoices for the Ohio action to DPL and the Company for fee advancement.  DPL and the Company continue to maintain that they are not required to advance payment with respect to any of those charges.

Cumulatively through September 30, 2005, DPL and the Company have accrued for accounting purposes, obligations of approximately $53 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  DPL and the Company disputes Defendants entitlement to any of those sums and, as noted above is pursuing litigation against them contesting all such claims.

Long-term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At September 30, 2005, these include:

Long Term Obligations

	Payment Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$—	$—	$—	$682.9	$682.9
Interest payments	12.0	68.7	68.7	34.3	183.7
Pension and postretirement payments	5.8	45.9	45.2	141.9	238.8
Capital leases	0.2	1.8	1.4	0.7	4.1
Operating leases	0.6	0.5	—	—	1.1
Coal contracts (a)	84.9	582.4	83.5	85.3	836.1
Other long-term obligations	19.9	15.0	0.5	—	35.4
Total long-term obligations	$123.4	$714.3	$199.3	$945.1	$1,982.1

(a)  DP&L operated units.

Long-term debt:

Long-term debt as of September 30, 2005, consists of First Mortgage Bonds and pollution control revenue obligations and includes unamortized debt discount.  See Note 5 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments through 2010 associated with the Long-term debt described above.  See Note 5 of Notes to Consolidated Financial Statements.

Pension and Postretirement payments:

As of September 30, 2005, DP&L had estimated future benefit payments as outlined in Note 3 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of September 30, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of September 30, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

The Company has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and some contracts have features that limit price escalation in any given year.

Other long-term obligations:

As of September 30, 2005, the Company had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments, which may affect the liquidity of its operations.  At September 30, 2005, these include:

Commercial Commitments

	Expiring Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$—	$—	$—	$100.0	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$—	$17.8	$—	$100.0	$117.8

Credit facilities:

In May 2005, the Company replaced its previous $100 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that is renewable annually and expires on May 30, 2010.  At September 30, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

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

OTHER MATTERS

Debt Refinancing

On August 17, 2005, DP&L completed the refinancing of $214.4 million of pollution control bonds.  The specific issues refinanced consisted of:

•                  $41.3 million of Ohio Water Development Authority (OWDA) bonds;

•                  $137.8 million of Ohio Air Quality Development Authority (OAQDA) bonds; and

•                  $35.3 million of Boone County, Kentucky (Boone County) bonds.

On August 17, 2005, the Company entered into a separate loan agreement with the OWDA, OAQDA and Boone County for new pollution control bonds with a weighted average interest rate of 4.78%.  The proceeds of the bonds were used to repay the previously existing pollution control bonds with a weighted average of 6.26% on September 16, 2005.  To secure the repayment of its obligations to the OWDA, OAQDA and Boone County, the Company entered into a 43rd Supplemental Indenture to its First and Refunding Mortgage for a like amount ($214.4 million) of First Mortgage Bonds with The Bank of New York serving as Trustee.

Governmental and Regulatory Inquiries

On April 7, 2004, DPL received notice that the staff of the PUCO was conducting an investigation into the Company’s financial condition as a result of previously disclosed matters concerning corporate governance and financial reporting raised by an employee during the 2003 year-end financial closing process (the Thobe Memorandum).  On May 27, 2004, the PUCO ordered the Company to file a plan of utility financial integrity that outlines the actions DPL has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, the Company filed its protection plan with the PUCO and expressed its intention to continue to cooperate with the PUCO in their investigation.  On March 29, 2005, the Ohio Consumers Counsel (OCC) filed comments with the PUCO on the Company’s financial plan of integrity, requesting the PUCO continue the investigation and monitor DP&L’s progress toward implementation of its financial plan of integrity.  On June 29, 2005, the PUCO closed its investigation, citing significant positive actions taken by the Company including changes in the Board of Directors as well as executive management of DP&L, and that no apparent diminution of service quality has occurred because of the events that initiated the investigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  DPL and the Company are cooperating with the investigation.

On May 28, 2004, the United States Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified DPL and the Company that it has initiated an inquiry involving the subject matters covered by its internal investigation.  DPL and the Company are cooperating with this investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to DPL and the Company regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that DPL and the Company provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  DPL and the Company are cooperating with these requests.

On March 3, 2005, the Company received a notice that the Federal Energy Regulatory Commission (FERC) had instituted an operational audit of DP&L regarding its compliance with its Code of Conduct within the transmission and generation areas.  On October 7, 2005, the FERC issued its Findings and Conclusions, stating that the Company “generally complied with the [FERC’s] Standard of Conduct” except for three (3) areas, all of which were corrected to the satisfaction of the FERC prior to the issuance of these Findings and Conclusions.

Competition and Regulation

The Company has historically operated in a rate-regulated environment providing electric generation and energy delivery, consisting of transmission and distribution services, as a single product to its retail customers.  Prior to the legislation discussed below, DP&L did not have retail competitors in its service territory.

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers beginning on January 1, 2001.  Under this legislation, electric generation, power marketing, and power brokerage services supplied to retail customers in Ohio are deemed to be competitive and are not subject to supervision and regulation by the PUCO.

As required by this legislation, the Company filed its transition plan (Electric Transition Plan) with the PUCO on December 20, 1999.  The Company received the PUCO approval of its plan on September 21, 2000.

The Electric Transition Plan provided for a three-year transition period, which began on January 1, 2001 and ended on December 31, 2003.  The plan also provided for a 5% residential rate reduction on the generation component of the rates, which reduced annual revenue by approximately $14 million; rate certainty for the three-year period for customers that continued to purchase power from the Company; guaranteed rates for a six-year period for transmission and delivery services; and recovery by the Company of transition costs of approximately $600 million.

On October 28, 2002, the Company filed with the PUCO a request for an extension of its market development period that would continue its current rate structure through December 31, 2005 and provide its retail customers with rate stability.  The Company entered into a Stipulation and Recommendation with five other parties, and on September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with modifications (the Stipulation).  The Stipulation provides the following: The Company’s market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; a credit issued to customers who elect competitive retail generation service will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which its retail generation rates in effect on January 1, 2004 will serve as market-based rates.  Beginning January 1, 2006, rates may be modified by up to 11% of generation rates to reflect increased costs associated with fuel, environmental compliance, taxes, regulatory changes, and security measures.  Further, the PUCO may approve an increase to the residential generation discount commencing January 1, 2006.  The PUCO’s decision was appealed to the Ohio Supreme Court, which later affirmed the PUCO’s Order approving the Stipulation.

On April 4, 2005, the Company filed a request at the PUCO to implement a rate stabilization surcharge effective January 1, 2006 pursuant to the Stipulation discussed above.  Pursuant to the Stipulation, the surcharge is capped at 11% of the generation portion of the Company’s rates.  The surcharge, if approved, would produce approximately $76 million in additional annual revenue beginning in 2006.  The case is set for hearing before the PUCO beginning November 4, 2005.

As a part of the Stipulation, the Company agreed to implement a Voluntary Enrollment Process that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class by October 2004.  Approximately 51 thousand residential customers that volunteered for the program were bid out to Competitive Retail Electric Service (CRES) providers who are registered in the Company’s service territory.  As of August 30, 2005, the fourth and final bidding for 2005 took place and no bids were received.  The magnitude of any customer switching and the financial impact of this program are not expected to be material to the Company’s results of operations, cash flows or financial position in 2005.  Future period effects cannot be determined at this time.

As of October 2005 three unaffiliated marketers were registered as CRES providers in the Company’s service territory; to date, there has been no significant activity from these suppliers.  DPLER, an affiliated company, is also a registered CRES provider and accounted for nearly all load served by CRES providers within DP&L’s service territory in 2004 and for the first nine months of 2005.  In addition, several communities in the Company’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.

There was a complaint filed on January 21, 2004 at the PUCO concerning the pricing of the Company’s billing services.  Additionally, on December 16, 2003, a complaint was filed at the PUCO alleging that DP&L has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of the Company’s billing services that it will charge CRES providers.  Additionally, on October 19, 2004, the Company entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint.  This settlement provides that the Company will modify the manner in which customer partial payments are applied to billing charges and the Company will no longer offer to purchase the receivables of CRES providers who operate in its certified territory.  On February 2, 2005, the PUCO issued an Order approving both settlements with minor modifications.  This Order gives the Company the right to defer costs of approximately $18 million and later file for recovery over a five year period, subject to PUCO approval.  The OCC filed a Motion for Rehearing which was later denied by the PUCO and on May 23, 2005, the OCC appealed the order to the Ohio Supreme Court.  On June 17, 2005, the Company filed for PUCO approval for recovery of the deferred billing costs plus carrying charges beginning January 1, 2006.  If approved as proposed, this new rider will result in approximately $6 million in additional annual revenue through 2010.  A hearing is scheduled for November 29, 2005 in this proceeding.  On August 16, 2005, the Office of the Ohio Consumers Counsel (OCC) filed a Complaint against the Company in Mercer County Common Pleas Court relating to billing costs that may be charged to residential customers.  The Company filed a motion to dismiss the case.  A decision is pending in that proceeding.

The Company provides transmission and wholesale electric service to 12 municipal customers in its service territory, which distribute electricity within its incorporated limits.  The Company also maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements.  Sales to these municipalities represented 1% of total electricity sales in 2004.  The Company’s contract with one municipality expired in February 2005 creating reduced future generation sales to municipalities.

The Federal Energy Regulatory Commission (FERC) issued a final rule on December 20, 1999, which required all public utilities that own, operate, or control interstate transmission lines to file a proposal to join a regional transmission organization (RTO) or file a description of efforts taken to participate in an RTO or reasons for not participating in an RTO.  In June 2003, the Company turned over certain transmission functions for PJM Interconnection, L.L.C. (PJM) to operate including management of certain information systems, scheduling, market monitoring and security coordination.  The Company was fully integrated into PJM on October 1, 2004.

As of December 31, 2004, the Company had invested a total of approximately $18.0 million in its efforts to join a RTO.  On March 8, 2005, the Company, along with Commonwealth Edison and American Electric Power Service Corporation, filed to recover a portion of integration expenses relating to efforts to join the RTO.  On May 6, 2005, FERC approved the filing subject to certain modifications.  Applications for rehearing were granted.  By order issued October 17, 2005, a hearing is being held in abeyance pending settlement efforts.

Effective October 1, 2004, PJM began to assess a FERC-approved administrative fee on every megawatt consumed by the Company’s customers.  On October 26, 2004, the Company filed an application with the PUCO for authority to modify its accounting procedures to defer collection of this PJM administrative fee, effective October 1, 2004, plus carrying charges, until such time as the Company has obtained the authority to adjust its rates (i.e., after January 1, 2006) pursuant to the Stipulation.  On June 1, 2005 the PUCO authorized the Company to defer the PJM administrative fee, plus carrying charges incurred after the date of the application requesting the authority to defer the charges.  On July 1, 2005 the OCC filed an Application for Rehearing, which was subsequently denied by the PUCO, and on September 9, 2005 the case was appealed to the Ohio Supreme Court.  On July 1, 2005, the Company filed a subsequent case requesting PUCO authority for recovery of the PJM administrative fee from retail customers beginning January 1, 2006.  If approved as filed, this will result in approximately an additional $8 million in revenue per year for three years.

Rejecting in part the Initial Decision covering transmission rates for service through and out of service territories, on July 23, 2003 the FERC issued an Order that the rates for transmission service through and out of the service territories of seven former Alliance RTO companies, including DP&L, may be unjust, unreasonable, or unduly discriminatory or preferential.  Subsequently, the FERC required the parties to enter into settlement discussions.  On March 19, 2004, the FERC approved a settlement agreement regarding transmission pricing that allowed the Company to continue to charge its existing transmission rate until December 1, 2004.  The settlement agreement also outlined the principles and procedures to arrive at a single, long-term transmission pricing structure to be effective December 1, 2004.  On October 1, 2004, the Company, along with approximately 60 other parties filed a long-term pricing plan with the FERC.  On November 18, 2004, the FERC approved this rate design.  In addition, the FERC ordered transitional payments, known as Seams Elimination Charge Adjustment (SECA), to be effective December 1, 2004 through March 31, 2006.  On February 10, 2005, FERC issued an order that reaffirmed the pricing structure, but set the SECA rates for hearing, subject to refund.  Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter.  All motions for rehearing are pending.

Beginning May 2005, the Company began receiving these FERC ordered transitional payments and has received $17.1 million of SECA collections net of SECA charges.  The Company’s management believes that appropriate reserves of $15.4 million have been established in the event that such SECA collections are required to be refunded.  The ultimate outcome of the proceeding establishing SECA rates is uncertain at this time.  However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On May 31, 2005, the FERC instituted a proceeding under Federal Power Act Section 206 concerning the justness and reasonableness of PJM’s rate design.  This proceeding sets the rates for hearing and requests that all of PJM members, which include the Company, address the justness and reasonableness of the current rate design.  The Company cannot determine what effect, if any the outcome of this proceeding may have on its future recovery of transmission revenues.  An April 18, 2006 hearing is scheduled in this case.

On January 25, 2005, the FERC issued an Order that, in part, found that PJM is authorized in certain circumstances to limit the price at which certain generators can offer to sell their power to PJM during periods of electric transmission constraints and thereby removed a previous exemption from these limitations for generation units constructed after 1996.  The Company is actively appealing this decision.  This Order does not impact the Company’s coal-fired facilities.  The Company does not expect this Order to materially affect its results of operations and financial condition for 2005.

On August 8, 2005, the Energy Policy Act of 2005 (the 2005 Act) was enacted.  This new law encompasses several areas including, but not limited to: electric reliability, repeal of the Public Utility Holding Company Act of 1935, promotion of energy infrastructure, preservation of a diverse fuel supply for electric generation and energy efficiency.  From this landmark legislation will come numerous rulemakings such that the Company cannot at this time measure the financial, operating and reporting impact of this new law.

On September 16, 2005, the FERC issued a Notice of Inquiry to solicit comments regarding (i) revisions to the Order 888, the Open Access Transmission Tariff (OATT) and the OATTs of public utilities; (ii) implementation of the Energy Policy Act of 2005 regarding open access transmission service provided by nonpublic utilities; and (iii) the definition of native load obligation contained in the Energy Policy Act of 2005.  Comments are due November 22, 2005 in this proceeding.

On September 30, 2005, the New York Stock Exchange (NYSE) filed with the SEC a proposed rule filing (SR-NYSE-2005-68) that among other things, eliminates the current NYSE requirement that listed companies (like DP&L) “physically” distribute an annual report to shareholders and allows companies like DP&L to satisfy the annual financial statement distribution requirement by making DP&L’s Form 10-K available on or by a link through its corporate website with a prominent undertaking in English to deliver a paper copy, free of charge, to any shareholder who requests it.

In response to the Energy Policy Act of 2005, on September 1, 2005, the FERC issued a NOPR proposing to amend its regulations to incorporate the criteria an entity must satisfy to qualify to be the Electric Reliability Organization (ERO) that will propose and enforce reliability standards subject to FERC approval.  The NOPR also included related matters on delegating ERO authority, the creation of advisory bodies and reporting requirements.

Also, in response to the Energy Policy Act of 2005, on October 11, 2005, the FERC issued a NOPR proposing significant modifications to the FERC’s regulations on the Public Utility Regulatory Policies Act (PURPA).  The NOPR proposes rules to: (1) more closely scrutinize whether a co-generation qualified facility actually uses its thermal output in a productive and beneficial manner and is primarily used for industrial, commercial, or institutional purposes; (2) ensure that there is continuing progress in the development of efficient electric energy generating technology and extend existing efficiency standards from gas and oil-fired qualified facilities to coal-fired qualifying facilities; (3) eliminate qualifying facility exemptions from regulation under Sections 205 and 206 of the Federal Power Act and the new Public Utility Holding Company Act of 2005; and (4) eliminate the 50 percent electric ownership limitation.  The FERC plans to issue the final rule by February 6, 2006.

Environmental Matters

The operations of DP&L, including the Company’s commonly-owned facilities, are subject to a wide range of federal, state, and local environmental regulations and laws as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and operation of new and existing electric generating facilities and most electric transmission lines.  As such, existing environmental regulations may be periodically revised.  In addition to revised rules, new legislation could be enacted that may affect our estimated construction expenditures.  See “Construction Additions.”  In the normal course of business, the Company has ongoing programs and activities underway at these facilities to comply, or to determine compliance, with such existing, new and/or proposed regulations and legislation.

The Company has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  The Company records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, the Company accrues for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  The Company evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations and financial position.

Air and Water Quality

In November 1999, the United States Environmental Protection Agency (USEPA) filed civil complaints and Notices of Violations (NOVs) against operators and owners of certain generation facilities for alleged violations of the Clean Air Act (CAA).  Generation units operated by CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by the Company were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  The Company was not identified in the NOVs, civil complaints or state actions.  In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. As of September 30, 2005, discussions on the final terms of the settlement continue and the outcome of these claims or the effect, if any, on the Company has not been determined.  In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by the Company, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  The Company intends to vigorously challenge the NOV.

On September 21, 2004, the Sierra Club filed a lawsuit against the Company and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA.  The Company intends to vigorously defend this matter.

On November 17, 2004, a citizens’ suit was filed against CG&E (Freeman v. CG&E) for alleged violations of the CAA.  The Company believes the allegations are meritless and believes CG&E, as the operator of the Zimmer generating station, will vigorously defend the matter on behalf of all co-owners.

On November 18, 2004, the State of New York and seven other states filed suit against the American Electric Power Corporation (AEP) and various subsidiaries, alleging various CAA violations at a number of AEP electric generating facilities, including Conesville Unit 4 (co-owned by CG&E, CSP and the Company).  The Company believes the allegations are without merit and that AEP, on behalf of all co-owners, will vigorously defend the matter.

On October 27, 2003, the USEPA published its final rules regarding the equipment replacement provision (ERP) of the routine maintenance, repair and replacement (RMRR) exclusion of the CAA.  Subsequently, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit (D.C. Circuit) stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules. On June 10, 2005, USEPA published its reconsideration of the ERP upholding the ERP as it was originally issued in 2003 and clarifying the basis and support for selecting 20 percent for the threshold cost criterion.  As a result of the stay, it is expected that the Ohio Environmental Protection Agency (Ohio EPA) will delay its previously announced intent to adopt the RMRR rule.  At this time, the Company is unable to determine if or when the Ohio EPA will adopt the RMRR rule.

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans (SIPs) under the CAA.  On July 18, 2002, the Ohio EPA adopted rules that constitute Ohio’s NOx SIP, which is substantially similar to the federal CAA Section 126 rulemaking and federal NOx SIP.  On August 5, 2003, the USEPA published its conditional approval of Ohio’s nitrogen oxide (NOx) SIP, with an effective date of September 4, 2003.  Ohio’s SIP requires NOx reductions at coal-fired generating units effective May 31, 2004.

In order to meet these NOx requirements, the Company’s capital expenditures for the installation of selective catalytic reduction (SCR) equipment totaled approximately $175 million.  On May 31, 2004, the Company began operation of its SCRs.  The Company’s NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the Ohio SIP NOx reduction requirements.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap sulfur dioxide (SO2) and NOx emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR).  The final rules were signed on March 10, 2005 and were published on May 12, 2005.  On August 24, 2005, the USEPA proposed additional revisions to the CAIR and initiated reconsideration on one issue.  The Company cannot predict the outcome of the reconsideration proceedings, the petitions or pending litigation. CAIR will have a material effect on our operations.  The Company anticipates that Phase I of CAIR will require the installation of flue gas desulfurization (FGD) equipment and annual operation of the currently-installed SCR.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxics from coal-fired and oil-fired utility plants.  The final Clean Air Mercury Rule (CAM-R) was signed March 15, 2005 and was published on May 18, 2005. The final rules will have a material effect on our operations.  The Company anticipates that the FGD being planned to meet the requirements of CAIR may be adequate to meet the Phase I requirements of CAM-R. The Company expects that additional controls will be needed to meet the Phase II requirements of CAM-R that go into effect January 1, 2018. On March 29, 2005, nine states sued USEPA, opposing the regulatory approach taken by USEPA.  On March 31, 2005, various groups requested that USEPA stay implementation of CAM-R.  On August 4, 2005, the United States Court of Appeals for the District of Columbia denied the motion for stay.  EPA is expected to initiate reconsideration proceedings on one or more issues.  The Company cannot predict the outcome of the reconsideration proceedings or pending litigation.

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

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone nonattainment boundaries for the metropolitan areas within Ohio.  On April 15, 2004, the USEPA issued its list of ozone nonattainment designations.  The Company owns and/or operates a number of facilities in counties designated as nonattainment with the ozone national ambient air quality standard.  The Company does not know at this time what future regulations may be imposed on its facilities and will closely monitor the regulatory process.  Ohio EPA will have until April 15, 2007 to develop regulations to attain and maintain compliance with the eight-hour ozone national ambient air quality standard.   Numerous parties have filed petitions for review.  The Company cannot predict the outcome of USEPA’s reconsideration petitions.

On January 5, 2005, the USEPA published its final nonattainment designations for the national ambient air quality standard for Fine Particulate Matter 2.5 (PM 2.5) designations.  These designations included counties and partial counties in which the Company operates and/or owns generating facilities.  On March 4, 2005, the Company and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  The Ohio EPA will have three years to develop regulations to attain and maintain compliance with the PM 2.5 national ambient air quality standard.  The Company cannot determine the outcome of this petition or the effect such Ohio EPA regulations will have on its operations.

In April 2002, the USEPA issued proposed rules governing existing facilities that have cooling water intake structures.  Final rules were published in the Federal Register on July 9, 2004.  A number of parties appealed the rules to the federal Court of Appeals for the Second Circuit in New York.  The Company anticipates that future studies may be needed at certain generating facilities.  The Company cannot predict the impact such studies may have on future operations or the outcome of litigation proceedings.

On March 5, 2004, the USEPA issued final national emissions standards for hazardous air pollutants for stationary combustion turbines.  The effect of the final standards on our operations is not expected to be material.  On July 1, 2004, the USEPA finalized, but has not yet published, rules that remove four subcategories of new combustion turbines from regulation under the hazardous air pollutant regulations.

On April 14, 2003, the USEPA issued proposed final rules for standards of performance for stationary gas turbines.  On May 23, 2003, the USEPA withdrew the direct final rules.  The final rules were reissued on July 8, 2004 and were determined to not have an impact on existing combustion turbine facilities.

On May 5, 2004, the USEPA issued its proposed regional haze rule, which addresses how states should determine best available retrofit technology (BART) for sources covered under the regional haze rule.  Final rules were published July 6, 2005, providing States with several options for determining whether sources in the State should be subject to BART.   In the final rule, USEPA made the determination that CAIR achieves greater progress than BART and may be used by States as a BART substitute.  Numerous units owned and operated by the Company will be impacted by BART.  The Company cannot determine the extent of the impact until Ohio determines how BART will be implemented.

On May 4, 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System permit for J.M. Stuart Station that continues the station’s 316(a) variance.

During the three-year term of the draft permit, the Company will conduct a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.

On October 13, 2005, the USEPA issued a proposed rule concerning the test for measuring whether modifications to electric generating units should trigger application of New Source Review (NSR) standards under the CAA.  The proposed rule provides for two different hourly emissions test options for comment versus the USEPA’s current method of measuring previous actual emission levels to projected actual emission levels after the modification.  A third option that tests emissions increase based upon emissions per unit of energy output is also available for comment.  The Company cannot predict the outcome of this rulemaking or its impact on current environmental litigation.

Land Use

In September 2002, the Company and other parties received a special notice that the USEPA considers them to be PRPs for the clean-up of hazardous substances at the South Dayton Dump landfill site. On August 4, 2005, the

Company and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative approach.  On October 5, 2005, the Company received a special notice letter inviting it to enter into negotiations with USEPA to conduct the RI/FS.   Although the information available to the Company does not demonstrate that DP&L contributed hazardous substances to the site, the Company will seek from USEPA a de minimis settlement at the site.  Should USEPA pursue a civil action, the Company will vigorously challenge it.

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

In the third quarter of 2005, DP&L’s operating income increased $5.4 million or 5% from the third quarter of 2004.  Total revenues of $355.5 million in the third quarter of 2005 exceeded total revenues for the third quarter of 2004 by $45.3 million resulting from an increase in average market rates and ancillary revenues associated with the Company’s participation in PJM.  These increases were largely offset by a decline in wholesale electric sales volume.  Operating expenses of $243.4 million in the third quarter of 2005 increased by $39.9 million or 20% compared to the same period in the prior year.  This increase was primarily the result of higher fuel and purchased power costs.  DP&L’s earnings on common stock of $62.9 million in the third quarter of 2005 increased $7.4 million compared to the third quarter of 2004.

For the nine months ended September 30, 2005, DP&L’s operating income of $279.5 million decreased $23.7 million from the same period of the prior year.  Electric revenues of $952.0 million exceeded the same period in 2004 by $58.6 million primarily resulting from an increase in average market rates and ancillary revenues associated with the Company’s participation in PJM.  These increases were largely offset by a decline in wholesale electric sales volume.  Operating expenses of $672.5 million for the nine months ended September 30, 2005 were greater than the nine months ended September 30, 2004 by $82.3 million or 14% primarily relating to increases in fuel and purchased power costs.  DP&L’s reported earnings on common stock of $151.7 million for the nine months ended September 30, 2005 decreased $12.6 million from the nine months ended September 30, 2004.

The Company has offered enhanced retirement benefits and severance packages to employees affected by changes within the Company’s call center.  The offer is voluntary and the Company expects these pre-tax costs not to exceed $1.3 million in total over the next two quarters.

RESULTS OF OPERATIONS

Income Statement Highlights

		Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions		2005	2004	2005	2004

Electric revenues		$355.5	$310.2	$952.0	$893.4
Less:	Fuel	87.9	64.1	235.1	187.3
	Purchased power	48.3	31.4	116.0	84.6
Net electric margin (a)		$219.3	$214.7	$600.9	$621.5

Net electric margin as a percentage of Electric revenues		61.7%	69.2%	63.1%	69.6%

Operating income		$112.1	$106.7	$279.5	$303.2

(a)     For purposes of discussing operating results, DP&L presents and discusses net electric margin.  This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisioins regarding the Company’s financial performance.

Revenues

Electric revenues increased to $355.5 million in the third quarter of 2005 from $310.2 million in the third quarter of 2004 reflecting primarily higher average rates for wholesale revenues, higher retail sales volume, and ancillary revenues associated with participation in PJM.  These increases were offset by lower wholesale sales volume.  Retail revenues increased $20.5 million, primarily resulting from $20.8 million related to higher sales volume.  The increase in sales was primarily driven by warmer weather in 2005 as cooling degree-days were up 59% to 772 compared to 487 in 2004.  Wholesale revenues increased $2.5 million primarily related to a $20.4 million increase in average rates that was offset by a $17.9 million decline in wholesale sales volume.  During the third quarter of 2005, ancillary revenues from RTO services were $22.2 million.  The Company did not participate in a RTO for the same period for 2004.  RTO ancillary revenues primarily consist of compensation for use of the Company’s transmission assets, reactive supply, regulation services, and operating reserves.

For the nine months ended September 30, 2005, electric revenues increased to $952.0 million compared to $893.4 million for the nine months ended September 30, 2004, reflecting higher average rates for wholesale and retail revenues, increased retail sales volume, and ancillary revenues associated with participation in PJM.  These increases were offset by lower wholesale sales volume.  Retail revenues increased $19.4 million, primarily resulting from $18.6 million in higher sales volume resulting from warmer weather than 2004 and $5.9 million in higher average rates, partially offset by $5.1 million in lower miscellaneous retail revenues reflecting transmission services that were under contract in 2004 that are now provided by PJM.  Wholesale revenues decreased $16.0 million, primarily related to a $72.2 million decline in sales volume that was partially offset by a $56.2 million increase related to higher average market rates.  For the nine months ended September 30, 2005, ancillary revenues from RTO services were $55.2 million.  The Company did not participate in a RTO for the same period for 2004.  RTO ancillary revenues primarily consist of compensation for use of the Company’s transmission assets, reactive supply, and regulation services.  Heating degree-days were up 1% to 3,538 for the nine months ended September 30, 2005 compared to 3,506 for the same period in 2004.  Cooling degree-days were also up 37% to 1,050 for the nine months ended September 30, 2005 compared to 767 for the same period in 2004 reflecting the warmer weather that occurred this year.

Electric Margins, Fuel and Purchased Power

DP&L’s net electric margin of $219.3 million in the third quarter of 2005 increased by $4.6 million as compared to the net electric margin of $214.7 million in the third quarter of 2004.  As a percentage of total electric revenues, net electric margin decreased by 7.5 percentage points to 61.7% from 69.2%.  This decline is primarily attributed to increased fuel and purchased power costs, partially offset by an increase in electric revenues.  Fuel costs increased by $23.8 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs, including $2.8 million of additional expense for emission allowances.  Purchased power costs increased by $16.9 million in the third quarter of 2005 compared to the same period in 2004 primarily resulting from $13.0 million of charges associated with moving power across PJM; the Company did not participate in a RTO for the same period in 2004.  The remaining increase of $3.9 million was related to higher average market rates for power purchases partially offset by lower purchased power volumes.

The Company’s net electric margin of $600.9 million for the nine months ended September 30, 2005 decreased by $20.6 million when compared to the net electric margin of $621.5 million for the nine months ended September 30, 2004.  As a percentage of total electric revenues, net electric margin decreased by 6.5 percentage points to 63.1% from 69.6%.  This decline is primarily the result of increased fuel and purchased power costs, partially offset by an increase in electric revenues.  Fuel costs increased by $47.8 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs, including $8.0 million of additional expense for emission allowances.  Purchased power costs increased by $31.4 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily resulting from $36.3 million of charges associated with moving power across PJM; the Company did not participate in a RTO for the same period in 2004.  The remaining decrease of $4.9 million was related to lower purchased power volumes partially offset by higher average market rates for power purchases.

Operation and Maintenance Expense

Operation and maintenance expense decreased $5.6 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily resulting from a decrease in Directors and Officers’ liability insurance costs of $4.0 million, coal brokering gains from Cinergy Corporation of $1.5 million, lower legal expenses of $1.0 million, and $0.9 million of lower director fees and mark to market adjustments for stock incentive units.  These decreases were partially offset by a $3.3 million increase in production expenses resulting from increased generation reflecting the warmer than normal weather.

For the nine months ended September 30, 2005, operation and maintenance expense decreased $6.9 million compared to the same period in 2004 primarily as a result of a $10.8 million decrease in Directors and Officers’ liability insurance costs and lower Sarbanes-Oxley project costs of $1.4 million.  These decreases were partially offset by higher director fees and mark to market adjustments for stock incentive units of $3.4 million, and a $2.6 million increase in transmission and distribution expenses resulting from increased line clearance activities and maintenance from storms and heat-related equipment failures.

Depreciation and Amortization

Depreciation expense increased $2.2 million in the third quarter of 2005 compared to the third quarter of 2004 primarily resulting from a higher plant base, primarily from additions related to distribution activities.  For the nine months ended September 30, 2005, depreciation expense increased $5.6 million compared to the same period in 2004 reflecting a higher plant base, primarily related to pollution control and distribution additions.

Amortization of Regulatory Assets

Amortization expense was $1.2 million greater for the nine months ended September 30, 2005 as compared to prior year primarily reflecting the amortization of PJM start-up costs as well as PJM integration costs that were previously deferred prior to DP&L’s entrance into the PJM market on October 1, 2004.

General Taxes

General taxes increased $2.1 million for the three months ended September 30, 2005 as compared to the same period last year primarily from higher KWH tax expense of $1.6 million.  For the nine months ended September 30, 2005, general tax expense was $3.2 million or 4% higher than the same period in 2004 primarily from higher KWH tax expense of $1.7 million and higher payroll tax expense of $1.3 million.  The higher KWH tax is related to increased retail customer sales resulting from warmer weather than that experienced in the prior year.

Charge for Early Redemption of Debt

During the third quarter of 2005, the Company recorded a $4.1 million charge resulting from the $2.2 million premium paid for the early redemption of the 6.10% Series Ohio Air Quality Development Authority obligations due 2030 that was completed in September 2005 as well as the write-off of unamortized debt expense of $1.9 million associated with the existing $214.4 million pollution control bonds that were refinanced.

Other Income (Deductions)

Other income (deductions) for the three months ended September 30, 2005 increased $3.7 million compared to the three months ended September 30, 2004.  This increase primarily resulted from $3.2 million in lower investment monitoring fees, $1.5 million in interest income from cash investments, and $0.6 million of higher dividend income from Master Trust assets.  These increases were offset by decreased gains from the sale of pollution control emission allowances of $2.9 million.

For the nine months ended September 30, 2005, other income increased $7.6 million primarily resulting from $12.3 million of gains realized from the sale of pollution control emission allowances in 2005 compared to $8.3 million of gains from emission allowance sales in 2004, $1.5 million of increased dividend income from Master Trust assets, $1.3 million of interest income from cash investments, and $1.3 million of lower revolving credit facility fees.

Income Tax Expense

Income tax expense decreased $2.1 million in the third quarter of 2005 compared to the third quarter of 2004 primarily reflecting an adjustment of tax reserves and decreased $6.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily reflecting lower income.

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

On September 1, 2005 the Internal Revenue Service (IRS) issued an examination report for the tax years 1998 through 2003 that shows proposed changes to the Company’s federal income tax liability for each of those years.  The proposed changes result in a total tax deficiency, penalties and interest of approximately $0.5 million as of October 15, 2005.  The Company is currently reviewing the examination report and intends to file a formal written protest to certain proposed changes with the IRS Office of Appeals by November 1, 2005.  The Company believes it has adequate reserves for any tax deficiency, penalties and interest resulting from the proposed changes and as a result, the proposed changes did not adversely affect the Company’s results from operations for the three months ended September 30, 2005.

DP&L is under audit review by state agencies for the tax years 2002 through 2004.  Depending upon the outcome of these audits, the Company may be required to increase or decrease its reserves.  The Company believes it has adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.

Preferred Dividends

For the three months and nine months ended September 30, 2005, respectively, preferred dividends increased $0.2 million or 100% and $0.4 million or 200% over the same periods in 2004 resulting from the suspension of dividend payments arising from the delayed filing of the Company’s 2003 Form 10-K filing.  The Company’s 2003 Form 10-K was filed in the fourth quarter of 2004 and all suspended dividends were paid at that time.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DP&L’s cash and cash equivalents totaled $70.3 million at September 30, 2005 compared to $160.0 million at September 30, 2004.  This decrease was primarily attributed to lower profitability relating to higher fuel and purchased power costs and less cash provided by working capital.  DP&L’s cash and cash equivalents totaled $17.2 million at December 31, 2004.

The Company generated net cash from operating activities of $273.5 million for the nine months ended September 30, 2005 compared to $355.8 million for the nine months ended September 30, 2004.  The net cash from operating activities for the nine months ended September 30, 2005 and 2004 was primarily the result of operating profitability and cash provided by working capital.  The decline in operating cash flow of $82.3 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily the result of lower operating profitability relating to higher fuel and purchased power costs as well as less cash from accounts receivable and higher tax payments.  The tariff-based revenue from DP&L’s business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides the Company with a reasonably predictable gross cash flow.

Net cash flows used for investing activities was $137.1 million for the nine months ended September 30, 2005 and $62.4 million for the nine months ended September 30, 2004.  The net cash used in both periods was to provide funding for capital expenditures.

Net cash flows used for financing activities was $83.3 million for the nine months ended September 30, 2005 and $150.6 million for the nine months ended September 30, 2004.  Net cash flows used for financing activities for each of these periods were to pay dividends on common stock to the parent company, retirement of long-term debt, and for dividends paid on preferred stock.  In the third quarter of 2005, the Company also refinanced three series of long-term debt in order to take advantage of the current low interest rates.  The debt series redeemed were $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%; and $35.3 million in outstanding Boone

County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.  They were replaced with three series of new debt:  $35.3 million of 4.70% Series First Mortgage Bonds due 2028, $137.8 million of 4.80% Series First Mortgage Bonds due 2034, and $41.3 million of 4.80% Series First Mortgage Bonds due 2034.

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

Capital Requirements

Construction additions were $127.5 million and $62.1 million for the nine months ended September 30, 2005 and 2004, respectively, and are expected to approximate $193 million in 2005.

Planned construction additions for 2005 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been primarily utilized to meet the Company’s state and federal standards for Nitrogen Oxide (NOx) emissions from power plants, to add to its transmission and distribution system and to make power plant improvements.

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

Debt and Debt Covenants

At September 30, 2005, the Company’s scheduled maturities for capital lease obligations over the next five years are $0.2 million for the remainder of 2005, $0.9 million in 2006, $0.9 million in 2007, $0.7 million in 2008, and $0.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.  Debt maturities in 2005 are expected to be financed with internal funds.  Certain debt agreements contain reporting and financial covenants for which the Company is in compliance as of September 30, 2005 and expects to be in compliance during the near term.

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

In May 2005, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $100 million.  The new agreement, renewable annually, expires on May 30, 2010, and provides credit support for the Company’s business requirements during this period. This may be increased up to $150 million.  The facility contains one financial covenant, maximum debt to total capitalization.  This covenant is currently met.  The Company had no outstanding borrowings under this credit facility at September 30, 2005 or at year-end 2004.  Fees associated with this credit facility were approximately $0.2 million per year.  Changes in credit ratings, however, may affect the applicable interest rate for the revolving credit agreement.

On August 17, 2005, the Company completed the refinancing of $214.4 million of pollution control bonds.  The specific issues refinanced consisted of:

•                  $41.3 million of Ohio Water Development Authority (OWDA) bonds;

•                  $137.8 million of Ohio Air Quality Development Authority (OAQDA) bonds; and

•                  $35.3 million of Boone County, Kentucky (Boone County) bonds.

On August 17, 2005, the Company entered into a separate loan agreement with the OWDA, OAQDA and Boone

County for new pollution control bonds with a weighted average interest rate of 4.78%.  The proceeds of the bonds were used to repay the previously existing pollution control bonds with a weighted average of 6.26% on September 16, 2005.  To secure the repayment of its obligations to the OWDA, OAQDA and Boone County, the Company entered into a 43rd Supplemental Indenture to its First and Refunding Mortgage for a like amount ($214.4 million) of First Mortgage Bonds with The Bank of New York serving as Trustee.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  The Company has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  On February 24, 2005, the Company entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of September 30, 2005, the Company had two outstanding letters of credit for a total of $3.1 million.

There are no inter-company debt collateralizations or debt guarantees between DP&L and its parent.  None of the debt obligations of DP&L are guaranteed or secured by its parent or affiliates and no cross-collateralization exist between the Company and DPL or any affiliate.

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

Long-term Obligations and Commercial Commitments

DP&L enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At September 30, 2005, these include:

Long Term Obligations

	Payment Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$—	$—	$—	$682.9	$682.9
Interest payments	12.0	68.7	68.7	34.3	183.7
Pension and postretirement payments	5.8	45.9	45.2	141.9	238.8
Capital leases	0.2	1.8	1.4	0.7	4.1
Operating leases	0.6	0.5	—	—	1.1
Coal contracts (a)	84.9	582.4	83.5	85.3	836.1
Other long-term obligations	19.9	15.0	0.5	—	35.4
Total long-term obligations	$123.4	$714.3	$199.3	$945.1	$1,982.1

(a) DP&L operated units.

Long-term debt:

Long-term debt as of September 30, 2005, consists of First Mortgage Bonds and pollution control revenue obligations and includes unamortized debt discount.  See Note 5 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments through 2010 associated with the Long-term debt described above.  See Note 5 of Notes to Consolidated Financial Statements.

Pension and Postretirement payments:

As of September 30, 2005, DP&L had estimated future benefit payments as outlined in Note 3 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of September 30, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of September 30, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

The Company has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and some contracts have features that limit price escalation in any given year.

Other long-term obligations:

As of September 30, 2005, the Company had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DP&L enters into various commercial commitments, which may affect the liquidity of its operations.  At September 30, 2005, these include:

Commercial Commitments

	Expiring Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$—	$—	$—	$100.0	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$—	$17.8	$—	$100.0	$117.8

Credit facilities:

In May 2005, the Company replaced its previous $100 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that is renewable annually and expires on May 30, 2010.  At September 30, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

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

Commodity Pricing Risk

For the nine months ended September 30, 2005, approximately 20 percent of DP&L’s electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DP&L can identify opportunities with positive margins.  As of September 30, 2005, a hypothetical increase or decrease of 10% in annual wholesale revenues, excluding RTO services, would result in approximately a $15 million increase or decrease to earnings on common stock, assuming no change in costs.

Fuel (coal, natural gas, oil and emission allowances) and purchased power costs as a percent of total operating costs for the nine months ended September 30, 2005 and 2004 were 52% and 46%, respectively.  As of September 30, 2005, DP&L has contracted for substantially all of its projected coal requirements for 2005.  The prices to be paid by the Company under its long-term coal contracts are either fixed or subject to periodic adjustment.  Some contracts have features that limit price escalations in any given year.  DP&L has also covered all of its estimated 2005 emission allowance requirements.  The Company expects its 2005 coal and net emission allowance costs to exceed its 2004 coal and net emission allowance costs by approximately 20% (assuming comparable volumes).  This estimate presumes no coal supply interruptions like an extended force majeure event or barge transportation issues.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DP&L will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.  As of September 30, 2005, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs, excluding RTO services, would result in approximately a $25.0 million increase or decrease to earnings on common stock.

Interest Rate Risk

As a result of DP&L’s normal borrowing and leasing activities, the Company’s results are exposed to fluctuations in interest rates, which the Company manages through its regular financing activities.  DP&L maintains a limited amount of cash on deposit or investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company’s long-term debt primarily represents publicly held secured debentures with fixed interest rates.  At September 30, 2005, DP&L had no short-term borrowings.

The carrying value of the Company’s debt was $687.0 million at September 30, 2005, consisting of First Mortgage Bonds; guaranteed Air Quality Development Authority, Water Development Authority and Boone County, Kentucky pollution control obligations; and capital leases.  The fair value of this debt was $694.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at September 30, 2005, are as follows:

Expected Maturity	Long-term Debt
Date	Amount	Average Rate
	($ in millions)

2005	$0.2	5.0%
2006	0.9	5.0%
2007	0.9	5.0%
2008	0.7	5.5%
2009	0.7	5.5%
Thereafter	683.6	5.0%
Total	$687.0	5.0%

Fair Value	$694.2

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

On October 8, 2005 Delphi Corporation filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York.  Delphi represents approximately 1% of the Company’s annual revenues.

During the past few years, the merchant energy industry in many parts of the United States has suffered from an oversupply of merchant generation and a decline in trading and marketing activity.  These market conditions are expected to continue for several years.  As a result of these market conditions, the Company continues to evaluate the carrying values of certain long-lived generation assets.

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

Although the Company is not certain about the effect of Hurricanes Katrina and Rita on its operations, there is a concern that the costs for gasoline, diesel fuel, natural gas, insurance, availability of electric equipment and electrical contractors will increase as a result of the damage done to New Orleans and the Gulf Coast area.

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

Internal Controls

DP&L’s internal controls, accounting policies and practices, and internal information systems are intended to enable the Company to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements, and federal securities laws and regulations.  DP&L has implemented corporate governance, internal control and accounting rules issued in connection with the Sarbanes-Oxley Act of 2002.  The Company’s internal controls and policies are being closely monitored by management, as well as the Board of Directors, for continued compliance with Section 404 of the Act.  While DP&L believes these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees, temporary lapses in internal controls due to shortfalls in oversight, or resource constraints, could lead to improprieties and undetected errors that could impact the Company’s financial condition or results of operations.

Environmental Compliance

The Company’s generating facilities (both wholly-owned and co-owned with others) are subject to continuing federal and state environmental laws and regulations.  Management believes the Company currently complies with all existing federal and state environmental laws and regulations.  The Company owns a non-controlling, minority interest in several generating stations operated by The Cincinnati Gas & Electric Company (CG&E) and Columbus Southern Power Company (CSP).  Either or both of these parties are likely to take steps to ensure that these stations remain in compliance with applicable environmental laws and regulations.  As non-controlling owners in these generating stations, the Company cannot predict the likely cost or timing for environmental compliance initiatives undertaken at these stations.  However, regardless of the choice for compliance, the Company will be responsible for its’ pro rata share of these expenses based upon the Company’s ownership interest.

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

Revenue Recognition

The Company considers revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  The Company’s utility operating companies record electric revenues when delivered to customers.  Customers are billed throughout the month as electric meters are read.  The Company recognizes revenues for retail energy sales that have not yet been billed, but where electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  The Company’s estimates of unbilled revenues use systems that consider various factors to calculate retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, the Company believes it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Additionally, the Company is subject to regulatory orders addressing the justness and reasonableness of the PJM and Midwest Independent Transmission System Operator (MISO) rates and related revenue distribution protocols.  Beginning May 2005, the Company began receiving Seams Elimination Charge Adjustment (SECA) payments and has recorded $17.1 million of SECA collections net of SECA charges.  DP&L’s management is required to make assumptions, estimates and judgments relating to the possibility of refund of these revenues.  These assumptions, estimates and judgments are based on management’s experience and assumptions that are believed to be reasonable at the time.  As a result of these assumptions, estimates and judgments, the Company is deferring a portion of these revenues for which management believes is subject to refund.  The deferred amount recorded during the third quarter 2005 was $15.4 million and is anticipated to be approximately $21.8 million for the entire year of 2005.  The above amount collected under the SECA rates are subject to refund and the ultimate outcome of the proceeding establishing SECA rates is uncertain at this time.  However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on DP&L’s financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Electric

Sales (millions of kWh)
Residential	1,546	1,300	4,182	3,921
Commercial	1,086	1,016	2,937	2,856
Industrial	1,174	1,161	3,281	3,338
Other retail	380	367	1,077	1,057
Other miscellaneous revenues	—	—	—	—
Total retail	4,186	3,844	11,477	11,172

Wholesale	719	956	1,913	2,977

Total sales	4,905	4,800	13,390	14,149

Revenues ($ in thousands)
Residential	$136,337	$117,277	$362,294	$341,856
Commercial	64,875	62,133	184,372	179,396
Industrial	33,887	33,429	95,602	97,145
Other retail	20,844	20,633	60,707	60,136
Other miscellaneous revenues	2,771	4,722	7,836	12,883
Total retail	258,714	238,194	710,811	691,416

Wholesale	74,567	72,046	186,029	202,006

RTO ancillary revenues	22,239	—	55,191	—

Total revenues	$355,520	$310,240	$952,031	$893,422

Electric customers at end of period	511,948	507,669	511,948	507,669

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

Part II.  Other Information

Item 1.  Legal Proceedings

On August 24, 2004, DPL, DP&L and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements with Messrs. Forster and Koziar and Ms. Muhlenkamp, and the propriety of the distributions from the plans to Messrs. Forster and Koziar and Ms. Muhlenkamp, and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  DPL, DP&L and MVE seek, among other things, damages in excess of $25 thousand, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that DPL, DP&L and MVE have no further obligations under the consulting and employment contracts due to those breaches.

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery pending a ruling on the motions to dismiss.  In addition, pursuant to applicable statutes, regulations and agreements, DPL and DP&L had been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and DPL and DP&L in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and DP&L to pay all attorneys’ fees and expenses that have not been advanced to them.  On May 10, 2005, the Court denied the motions to dismiss filed by Defendants Forster, Koziar, and Muhlenkamp.  On June 15, 2005, Defendants Forster and Muhlenkamp filed an answer and filed counterclaims against DPL, DP&L, MVE and individually against the current members of the Board of Directors of DPL Inc. as well as two former Board members and various compensation plans of DPL and DP&L.  On June 15, 2005, Defendant Koziar filed his answer and filed counterclaims against DPL, DP&L and individually against the current members of the Board of Directors of DPL Inc. and two former Board members of DPL.  On June 29, 2005, DPL, DP&L and MVE filed an amended complaint against the Defendants.  On July 18, 2005, Defendants filed answers to that amended complaint and Defendant Koziar filed amended counterclaims that included claims against various compensation plans of DPL and DP&L that he had not named in his initial counterclaims.  Defendants’ answers substantially denied the allegations made by DPL, DP&L and MVE and denied any liability.  The counterclaims and amended counterclaims allege that DPL, DP&L, MVE, various compensation plans and the individual defendants breached the terms of the employment and consulting contracts of Defendants Forster, Muhlenkamp and Koziar, and the terms of the compensation plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and plans.  Forster, Muhlenkamp and Koziar also seek payment of attorneys’ fees and expenses on claims similar to those filed in the Forster and Muhlenkamp motion for attorneys’ fees and expenses.  On August 18, 2005, the Court denied Defendants Forster’s and Muhlenkamp’s motion regarding advancement of fees.  Mr. Forster and Ms. Muhlenkamp continue to litigate the issue of payment of attorneys’ fees as part of their counterclaims.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of those investments.  They assert that DPL, DP&L and MVE had ongoing obligations to make certain payments to them based on the financial asset portfolio’s returns and that any purchaser of portfolio investments should have been obligated to assume those obligations.  DPL, DP&L and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that DPL, DP&L and MVE indemnify them in connection with that litigation, and DPL, DP&L and MVE have acknowledged indemnity obligations.  On March 28, 2005, DPL, DP&L and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the New York lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, DP&L and MVE believed that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  DPL, DP&L and MVE filed their reply brief on April 25, 2005.  The court heard the motion on May 6, 2005 and on August 18, 2005, issued a preliminary injunction against Mr. Forster and Ms. Muhlenkamp that precludes them from pursuing these key issues in the New York trial court or any other forum other than the Ohio litigation.  In addition, the purchaser defendants, our indemnitee in the New York action, filed a motion to stay or dismiss that case.  The New York court heard this motion on June 23, 2005 and on July 5, 2005 entered an order severing the claims brought against the purchaser defendants and granting the purchaser defendants’ motion to stay those claims temporarily.  On August 15, 2005,

Mr. Forster and Ms. Muhlenkamp moved to vacate the stay.  At a hearing on October 12, 2005, the New York court denied that motion and continued the stay.

On September 12, 2005, Mr. Forster and Ms. Muhlenkamp appealed the preliminary injunction entered by the Ohio court, for which they have sought expedited treatment.  At a status hearing on September 14, the Ohio trial court requested that the parties brief the issue of whether the interlocutory appeal affected the court’s jurisdiction to proceed with the litigation.  DPL, MVE and the Company filed a brief discussing their position that the Ohio trial court continues to have jurisdiction to proceed with the merits of the case.  Defendants Forster and Muhlenkamp did not address the jurisdictional issue, but filed a motion to stay the Ohio case pending the appeal or, alternatively, to modify the injunction to allow them to pursue discovery in the New York case.   DPL, MVE and the Company filed a brief opposing that motion and informing the Ohio court of the New York court’s decision to continue the stay.  The Ohio court has not yet ruled on the jurisdictional issue or the motion filed by Mr. Forster and Ms. Muhlenkamp.

Counsel to Mr. Forster and Ms. Muhlenkamp are sending their attorneys’ invoices for the New York action to DPL and the Company for fee advancement and have continued to send monthly invoices for the Ohio action to DPL and the Company for fee advancement.  DPL and the Company continue to maintain that they are not required to advance payment with respect to any of those charges.

Cumulatively through September 30, 2005, DPL and the Company has accrued for accounting purposes, obligations of approximately $53 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  DPL and the Company disputes Defendants entitlement to any of those sums and, as noted above is pursuing litigation against them contesting all such claims.

In November 1999, the United States Environmental Protection Agency (USEPA) filed civil complaints and Notices of Violations (NOVs) against operators and owners of certain generation facilities for alleged violations of the Clean Air Act (CAA).  Generation units operated by CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by the Company were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  The Company was not identified in the NOVs, civil complaints or state actions.  In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. As of December 31, 2004, discussions on the final terms of the settlement continue and the outcome of these claims or the effect, if any, on the Company has not been determined.  In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by the Company, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  The Company intends to vigorously challenge the NOV.

On September 21, 2004, the Sierra Club filed a lawsuit against the Company and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA.  The Company intends to vigorously defend this matter.

On November 17, 2004, a citizens’ suit was filed against CG&E (Freeman v. CG&E) for alleged violations of the CAA.  The Company believes the allegations are meritless and believes CG&E, as the operator of the Zimmer generating station, will vigorously defend the matter on behalf of all co-owners.

On November 18, 2004, the State of New York and seven other states filed suit against the American Electric Power Corporation (AEP) and various subsidiaries, alleging various CAA violations at a number of AEP electric generating facilities, including Conesville Unit 4 (co-owned by CG&E, CSP, and the Company).  The Company believes the allegations are without merit and that AEP, on behalf of all co-owners, will vigorously defend the matter.

On June 30, 2005, Christopher Robinson, Elizabeth May and Kimberly Perrotte filed a class action lawsuit in the Ontario Superior Court of Justice against twenty-one utilities and electric generators, including the Company, located both in Canada and in the Northeast and Midwest of the United States.  The complaint alleges negligence in the operation of various power plants creating harmful levels of air pollutants that injured the class members identified.  The complaint demands $7.435 billion in compensatory damages plus unspecified punitive damages.  The Company believes all of the allegations are without merit and will vigorously defend the matter.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to the security holder in the third quarter.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                                  The following exhibits are filed herewith:

Exhibit 4.1 – Loan Agreement, dated as of August 1, 2005, by and between Ohio Water Development Authority and The Dayton Power and Light Company.  (Filed as Exhibit 4.1 to the Form 8-K filed August 24, 2005 (File No. 1-2385))

Exhibit 4.2 – Loan Agreement, dated as of August 1, 2005, by and between Ohio Air Quality Development Authority and The Dayton Power and Light Company.  (Filed as Exhibit 4.2 to the Form 8-K filed August 24, 2005 (File No. 1-2385))

Exhibit 4.3 - Loan Agreement, dated as of August 1, 2005, by and between County of Boone, Kentucky and The Dayton Power and Light Company.  (Filed as Exhibit 4.3 to the Form 8-K filed August 24, 2005 (File No. 1-2385))

Exhibit 4.4 – 43rd Supplemental Indenture to the First and Refunding Mortgage, dated as of August 1, 2005, by and between the Bank of New York, as Trustee and The Dayton Power and Light Company.  (Filed as Exhibit 4.4 to the Form 8-K filed August 24, 2005 (File No. 1-2385))

Exhibits 31.1 and 31.2 – Officer’s Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY
(Registrant)

Date:	October 28, 2005	/s/ James V. Mahoney
James V. Mahoney President and Chief Executive Officer (principal executive officer)

	October 28, 2005	/s/ John J. Gillen
John J. Gillen Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)

	October 28, 2005	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller