Form 10-Q
period 2006-03-31
DAYTON POWER & LIGHT CO
filed 2006-05-04
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 3, 2006, there were 41,172,173 shares of common stock outstanding, all of which were held by DPL Inc.

THE DAYTON POWER AND LIGHT COMPANY

Available Information:

The Dayton Power and Light Company (DP&L, the Company, we, us, our, or ours unless the context indicates otherwise) files current, annual and quarterly reports, and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC). You may read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549, USA. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

Part I. Financial Information

Item 1. Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
$ in millions	2006	2005

Revenues	$339.1	$305.1

Cost of revenues:
Fuel	83.9	77.7
Purchased power	25.6	29.3
Total cost of revenues	109.5	107.0

Gross margin	229.6	198.1

Operating expenses:
Operation and maintenance	54.2	48.8
Depreciation and amortization	31.3	30.0
General taxes	27.5	27.4
Amortization of regulatory assets, net	1.1	0.5

Total operating expenses	114.1	106.7

Operating income	115.5	91.4

Investment income	1.9	1.1
Interest expense	(6.7)	(11.3)
Other income (deductions)	(0.5)	6.7

Income before income taxes	110.2	87.9

Income tax expense	43.3	34.6

Net income	66.9	53.3

Preferred dividends	0.2	0.2

Earnings on common stock	$66.7	$53.1

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
$ in millions	2006	2005
Cash flows from operating activities:
Net income	$66.9	$53.3

Adjustments:
Depreciation and amortization	31.3	30.0
Amortization of regulatory assets, net	1.1	0.5
Deferred income taxes	(1.9)	11.4
Changes in certain assets and liabilities:
Accounts receivable	(10.7)	2.8
Accounts payable	38.1	2.8
Accrued taxes payable	14.2	15.8
Accrued interest payable	4.8	4.7
Prepayments	4.4	8.6
Inventories	(7.4)	(8.0)
Deferred compensation assets	4.6	3.6
Deferred compensation obligations	(3.5)	0.7
Other	1.6	(11.2)
Net cash provided by operating activities	143.5	115.0

Cash flows from investing activities:
Capital expenditures	(110.5)	(42.7)
Net cash (used for) investing activities	(110.5)	(42.7)

Cash flows from financing activities:
Dividends paid on common stock	—	(75.0)
Dividends paid on preferred stock	(0.2)	(0.2)
Net cash (used for) financing activities	(0.2)	(75.2)

Cash and cash equivalents:
Net change	32.8	(2.9)
Balance at beginning of period	46.2	17.2
Cash and c ash equivalents at end of period	$79.0	$14.3

Supplemental cash flow information:
Interest paid, net of capitalized interest	$1.2	$5.8
Income taxes paid, net	$9.3	$(2.9)

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2006	2005
ASSETS

Property:
Property, plant and equipment	$4,212.2	$4,118.0
Less: Accumulated depreciation and amortization	(2,002.1)	(1,973.3)

Net property	2,210.1	2,144.7

Current assets:
Cash and cash equivalents	79.0	46.2
Accounts receivable, less provision for uncollectible accounts of $1.0 and $1.0, respectively	184.7	182.7
Inventories, at average cost	85.1	77.7
Taxes applicable to subsequent years	34.4	45.9
Other current assets	18.5	19.3
Total current assets	401.7	371.8

Other assets:
Regulatory assets	82.4	83.8
Other deferred assets	135.9	138.3
Total other assets	218.3	222.1

Total Assets	$2,830.1	$2,738.6

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

The Dayton Power and Light Company

Consolidated Balance Sheets

(continued)

	At	At
	March 31,	December 31,
$ in millions	2006	2005

CAPITALIZATION AND LIABILITIES

Capitalization:
Common shareholders’ equity:
Common stock, at par value of $0.01 per share	$0.4	$0.4
Other paid-in capital	780.9	783.4
Accumulated other comprehensive income	5.1	5.1
Earnings reinvested in the business	357.2	290.5
Total common shareholders’ equity	1,143.6	1,079.4

Preferred stock	22.9	22.9

Long-term debt	685.7	685.9
Total capitalization	1,852.2	1,788.2

Current liabilities:
Accounts payable	139.3	116.2
Accrued taxes	161.7	167.7
Accrued interest	14.7	9.8
Other current liabilities	28.2	28.4
Total current liabilities	343.9	322.1

Deferred credits:
Deferred taxes	324.3	323.2
Unamortized investment tax credit	45.7	46.4
Other deferred credits	264.0	258.7
Total deferred credits	634.0	628.3

Contingencies (Note 7)

Total Capitalization and Liabilities	$2,830.1	$2,738.6

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.     Basis of Presentation

Description of Business

The Dayton Power and Light Company (DP&L, the Company, we, our, or ours unless the context indicates otherwise) is a wholly-owned subsidiary of DPL Inc. (DPL). We are a public utility incorporated in 1911 under the laws of Ohio and we conduct our principal business in one business segment – Electric utility. We sell electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for our 24-county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers. We also purchase retail peak load requirements from DPL Energy LLC (DPLE), a wholly-owned subsidiary of DPL Inc. Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense. Our sales reflect the general economic conditions and seasonal weather patterns of the area. We sell any excess energy and capacity into the wholesale market.

Financial Statement Presentation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of DP&L and our majority-owned subsidiaries. Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP. Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis. All material intercompany accounts and transactions are eliminated in consolidation. Interim results for the three months ended March 31, 2006 may not be indicative of our results that will be realized for the full year ending December 31, 2006.

Pursuant to the Securities and Exchange Commission (SEC) rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, these financial statements should be read along with the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of our management, the consolidated financial statements contain all adjustments (which are all of a normal recurring nature) necessary to fairly state our financial condition as of March 31, 2006, our results of operations for the three months ended March 31, 2006, and our cash flows for the three months ended March 31, 2006 in accordance with GAAP.

Estimates, Judgments and Reclassifications

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the revenue and expenses of the period reported. Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; valuation allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; litigation; and assets and liabilities related to employee benefits. Actual results may differ from those estimates. Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”. SFAS 123R requires a public entity to measure the cost of employee services received and paid with equity instruments to be based on the fair-value of such equity on the grant date. This cost is recognized in results of operations over the period in which employees are required to provide service. Liabilities initially incurred are based on the fair-value of equity instruments and are to be re-measured at each subsequent reporting date until the liability is ultimately settled. The fair-value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital. Cash retained from the excess tax benefits is presented in the statement of cash flows as financing cash inflows. The provisions of this Statement became effective as of January 1, 2006. Our March 31, 2006 year-to-date pre-tax results of operations were increased by approximately $0.3 million as a result of the adoption of SFAS 123R which we apply to stock-based transactions related to DPL Inc. common stock.  See Note 5 of Notes to Consolidated Financial Statements.

Accounting Changes and Error Corrections

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this new accounting standard had no impact on the Company.

2. Supplemental Financial Information

	At	At
Balance Sheet	March 31,	December 31,
$ in millions	2006	2005
Accounts receivable, net:
Utility customers	$69.5	$71.1
Unbilled revenue	56.1	57.5
Partners in commonly-owned plants	50.7	37.7
Refundable franchise tax	3.1	11.8
Wholesale customers	3.1	3.4
Other	3.2	2.2
Provision for uncollectible accounts	(1.0)	(1.0)
Total accounts receivable, net	$184.7	$182.7

Inventories, at average cost:
Fuel and emission allowances	$55.3	$48.6
Plant materials and supplies	29.7	29.1
Other	0.1	—
Total inventories, at average cost	$85.1	$77.7

Other current assets:
Current deferred income taxes	$6.3	$4.9
Deposits and other advances	5.7	5.8
Prepayments	4.3	7.6
Other	2.2	1.0

Total other current assets	$18.5	$19.3

Other deferred assets:
Master Trust assets	$103.8	$107.7
Unamortized loss on reacquired debt	21.6	22.0
Unamoritized debt expense	7.3	7.4
Other	3.2	1.2

Total other deferred assets	$135.9	$138.3

Accounts payable:
Trade payables	$64.1	$26.1
Fuel accruals	46.5	39.5
Other	28.7	50.6

Total accounts payable	$139.3	$116.2

Other current liabilities:
Customer security deposits	$19.7	$19.2
Payroll taxes payable	1.1	2.3
Current portion of long-term debt	0.9	0.9
Other	6.5	6.0

Total other current liabilities	$28.2	$28.4

Other deferred credits:
Asset retirement obligations - regulated property	$83.1	$81.7
Master trust obligations	73.5	74.5
Retirees’ health and life benefits	32.7	32.9
SECA net revenue subject to refund	24.1	20.5
Pension liability	24.6	23.5
Asset retirement obligations - generation	13.0	13.2
Litigation and claims pending	3.7	3.0
Environmental reserves	0.1	0.1
Other	9.2	9.3

Total other deferred credits	$264.0	$258.7

2. Supplemental Financial Information (continued)

	Three Months Ended March 31,
$ in millions	2006	2005

Cash flows - other:
Payroll taxes payable	$(1.1)	$(1.4)
Deposits and other advances	(1.5)	0.3
Deferred storm costs	—	(9.7)
Other	4.2	(0.4)

Total cash flows - other	$1.6	$(11.2)

Comprehensive income:
Net income	$66.9	$53.3
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	0.8	(1.3)
Net change in deferred gains on cash flow hedges	0.6	(1.3)
Deferred income taxes related to unrealized gains and (losses)	(1.4)	0.9

Total comprehensive income	$66.9	$51.6

3. Preferred Stock

$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

Preferred Stock	Rate	Current Redemption Price	Current Shares Outstanding at March 31, 2006	Par Value At March 31, 2006	Par Value At December 31, 2005
				($ in millions)	($ in millions)
Series A	3.75%	$102.50	93,280	$9.3	$9.3
Series B	3.75%	$103.00	69,398	7.0	7.0
Series C	3.90%	$101.00	65,830	6.6	6.6
Total			228,508	$22.9	$22.9

The preferred stock may be redeemed at our option at the per-share prices indicated, plus cumulative accrued dividends.

As long as any preferred stock is outstanding, our Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of our common stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income available for dividends on our common stock subsequent to December 31, 1946, plus $1.2 million. As of March 31, 2006, all earnings reinvested in the business were available for common stock dividends. We expect all 2006 earnings reinvested in the business to be available for common stock dividends, payable to DPL.

4.     Pension and Postretirement Benefits

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended March 31, 2006 and 2005 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2006	2005	2006	2005
Service cost	$1.1	$1.0	$—	$—
Interest cost	4.1	3.9	0.4	0.4
Expected return on assets	(5.4)	(5.4)	(0.1)	(0.1)

Amortization of unrecognized:
Actuarial (gain) loss	1.0	0.9	(0.2)	(0.3)
Prior service cost	0.6	0.6	—	—
Transition obligation	—	—	0.1	0.1
Net periodic benefit cost before adjustments	1.4	1.0	0.2	0.1
Special termination benefit cost (a)	0.3	—	—	—
Net periodic benefit cost after adjustments	$1.7	$1.0	$0.2	$0.1

(a)   In 2006, a special termination benefit cost was recognized as a result of 16 employees who participated in a voluntary early retirement program and retired at various dates during 2006.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement
2006	$14.8	$2.3
2007	$20.0	$3.1
2008	$20.2	$3.0
2009	$20.5	$3.0
2010	$21.0	$2.9
2011	$21.4	$2.7
2012 – 2016	$114.6	$10.7

5.     Stock-Based Compensation

We adopted Statement of Financial Accounting Standard 123 Revised (SFAS 123R) on January 1, 2006 using the modified prospective approach for stock options and restricted stock units (RSUs), based on stock-based transactions related to common stock of DPL Inc., our parent company. As a result of our adoption of SFAS 123R, we recognized $1.7 million in compensation expense in the first quarter of 2006 as opposed to $2.0 million that would have been recognized under SFAS 123.

In 2000, DPL Inc.’s Board of Directors adopted and its shareholders approved The DPL Inc. Stock Option Plan. The plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  Options granted in 2000, 2001 and 2002 were fully vested as of December 31, 2005 and expire ten years from the grant date. In 2003, 100,000 options were granted which vest equitably over five years and expire ten years from the grant date. In 2004, 200,000 options were granted that vest over nineteen months and expire approximately 6.5 years from the grant date; 100,000 of these options vested in May of 2005. Another 20,000 options were granted in 2004 that vested in five months and expire ten years from the grant date. In December of 2004, 30,000 options were granted that vest equitably over three years and expire ten years from the grant date. In 2005, 350,000 options were granted that vest in June 2006 and expire three years from the grant date. At March 31, 2006, there were 1,478,500 options available for grant. Non-vested options at December 31, 2005 and at March 31, 2006 amounted to 510,000 options, at a weighted average grant date fair value of $12.6 million.

Summarized stock option activity was as follows:

	Three Months ended March 31, 2006	Twelve months ended December 31, 2005
Options:
Outstanding at beginning of year (a)	5,486,500	6,165,500
Granted	0	350,000
Exercised	(10,000)	(1,025,000)
Forfeited	0	(4,000)
Outstanding at end of period	5,476,500	5,486,500
Exercisable at end of period	4,941,000	4,100,000

Weighted average option prices per share:
Outstanding at beginning of year	$21.86	$21.39
Granted	—	$26.82
Exercised	$21.00	$21.18
Forfeited	—	$29.63
Outstanding at end of period	$21.90	$21.86
Exercisable at end of period	$20.98	$20.98

a)    In dispute with certain former executives, among other things, are approximately 1 million forfeited options and 3.6 million outstanding options (see Note 7 of Notes to Consolidated Financial Statements).

No options were granted in the first quarter 2006. The weighted-average fair value of options granted was $3.80 per share in 2005. The fair values of the options were estimated as of the dates of grant using a Black-Scholes option pricing model.

The stock options exercised in the first quarter of 2006 were valued at $0.3 million and produced proceeds of $0.2 million. The market value of options that were vested at March 31, 2006 was $147.9 million. Shares issued upon share option exercise are issued from treasury stock. DPL Inc. has sufficient treasury stock to satisfy outstanding options.

The following table reflects information about stock options outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price

$14.95-$21.00	4,690,000	4.2 years	$20.44	4,550,000	$20.46
$21.01-$29.63	786,500	3.5 years	$28.08	391,000	$29.18

As of March 31, 2006, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  We expect to recognize $0.6 million of this cost over the remainder of 2006 and $0.1 million in 2007.

In addition, RSUs were granted to certain key employees prior to 2001. There were 1.4 million RSUs outstanding as of March 31, 2006, of which 1.3 million were vested. Substantially all of the vested RSUs are in dispute due to our ongoing litigation with Peter H. Forster, formerly DPL’s Chairman; Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer; and Stephen F. Koziar, formerly DPL’s Chief Executive Officer and President.  The remaining 0.1 million non-vested RSUs will be paid in cash upon vesting and will vest as follows: 25,547 in 2006; 20,099 in 2007; 14,688 in 2008; 10,205 in 2009; and 5,008 in 2010. Vested RSUs are marked to market each quarter and any adjustment to compensation expense is recognized at that time. Non-vested RSUs are valued quarterly at fair value using the Black-Scholes model to determine the amount of compensation expense to be recognized.

Operating income was $0.3 million higher under SFAS 123R than under SFAS 123 due to the use of the Black Scholes model to value the non-vested RSUs. The impact on net income was $0.2 million due to a decrease in the tax benefit of $0.1 million.

Compensation expense for the first quarter 2006 was $1.7 million for all share-based compensation (stock options and RSUs) and the tax benefit associated with these expenses was $0.7 million.

The following assumptions were used in the Black Scholes model to calculate the fair value of the non-vested stock options and RSUs:

Volatility	24.0 - 29.1%
Expected life (years)	0.3 – 8.0
Dividend yield rate	3.7 – 4.8%
Risk-free interest rate	3.7 – 4.3%

6.     Long-term Debt

	Long-term Debt
	At	At
	March 31,	December 31,
$ in millions	2006	2005
First Mortgage Bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution Control Series maturing through 2034 - 4.78% (a)	214.4	214.4
	684.4	684.4

Obligation for capital leases	2.8	3.0
Unamortized debt discount	(1.5)	(1.5)
Total	$685.7	$685.9

(a)  Weighted average interest rates for 2006 and 2005.

The amounts of maturities and mandatory redemptions for first mortgage bonds and capital leases are $0.7 million for the remainder of 2006, $0.9 million in 2007, $0.7 million in 2008, $0.7 million in 2009 and $0.7 million in 2010. Substantially all of our property is subject to the mortgage lien securing the first mortgage bonds.

We have a $100 million unsecured revolving credit agreement that is renewable annually and expires on May 30, 2010. This facility may be increased up to $150 million. The facility contains one financial covenant:  our total debt to total capitalization ratio is not to exceed 0.65 to 1.00. This covenant is currently met. We had no outstanding borrowings under this credit facility at March 31, 2006. Fees associated with this credit facility are approximately $0.2 million per year. Changes in credit ratings, however, may affect the applicable interest rate for our revolving credit agreement.

On February 17, 2006, we renewed our $10 million Master Letter of Credit Agreement for one year with a financial lending institution. This agreement supports performance assurance needs in the ordinary course of business. We have certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions. As of March 31, 2006, we had two outstanding letters of credit for a total of $2.2 million.

During the first quarter of 2006, the Ohio Air Quality Development Authority (OAQDA) awarded us the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the OAQDA’s 2005 volume cap carryforward. The financing is expected to be used to partially fund the ongoing flue gas desulphurization (FGD) projects.

There are no inter-company debt collateralizations or debt guarantees between us and our parent. None of our debt obligations are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

7.     Commitments and Contingencies

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. (See Note 1 of Notes to Consolidated Financial Statements.)  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements.

Environmental Matters

Our facilities and operations are subject to a wide range of environmental regulations and law. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations. We have been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws. We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range. Because of uncertainties related to these matters, accruals are based on the best information available at the time. We evaluate the potential liability related to probable losses quarterly and may revise our estimates. Such revisions in the estimates of potential liabilities could have a material effect on our results of operations and financial position.

Legal Matters

On August 24, 2004, we, DPL and MVE filed a Complaint against Peter H. Forster, formerly DPL’s Chairman; Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer; and Stephen F. Koziar, formerly DPL’s Chief Executive Officer and President (collectively, the Defendants) in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements with the Defendants, and the propriety of the distributions from the plans to the Defendants, and alleging that the Defendants breached their fiduciary duties and breached their consulting and employment contracts. We, DPL and MVE seek, among other things, damages in excess of $25,000, disgorgement of all amounts improperly withdrawn by the Defendants from the plans and a court order declaring that we, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.

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

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in DPL Inc.’s financial asset portfolio and against outside counsel to us and DPL concerning purported entitlements in connection with the purchase of those investments. We, DPL and MVE are not defendants in that case; however, the three of us are parties to an indemnification agreement with respect to the purchaser defendants. We, DPL and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the New York lawsuit. On August 18, 2005, the Ohio court issued a preliminary injunction against Mr. Forster and Ms. Muhlenkamp that precludes them from pursuing certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit that are identical to the issues raised in the pending Ohio lawsuit in the New York court or any other forum other than the Ohio litigation. In addition, the New York court has stayed the New York litigation pending the outcome of the Ohio litigation. Mr. Forster and Ms. Muhlenkamp have appealed the preliminary injunction and the appeal is pending at the Ohio Supreme Court. The parties continue to proceed with the discovery phase of the litigation, and a number of motions have been filed and briefed with respect to document discovery and depositions.

We continue to evaluate all of the matters relevant to this litigation and are considering other claims against Defendants Forster, Muhlenkamp and Koziar that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and DPL investments, the calculation of benefits under the Supplemental Executive Retirement Program (SERP) and financial reporting with respect to such benefits, and with respect to Mr. Koziar, the fulfillment of duties owed to us as our legal counsel. Cumulatively through March 31, 2006, we have accrued for accounting purposes, obligations of approximately $52 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts. We dispute Defendants’ entitlement to any of those sums and, as noted above, we are pursuing litigation against them contesting all such claims.

On or about June 24, 2004, the SEC commenced a formal investigation into issues raised as a result of previously disclosed matters brought up by one of our executives during the 2003 year-end financial closing process (the Memorandum). We are cooperating with the investigation.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified us that it has initiated an inquiry involving the subject matters covered by our internal investigation. We are cooperating with this investigation.

On June 24, 2004, the Internal Revenue Service (IRS) began an audit of tax years 1998 through 2003 and issued a series of data requests to us including issues raised in the Memorandum. The staff of the IRS has requested that we provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements. On September 1, 2005, the IRS issued an audit report for tax years 1998 through 2003 that shows proposed changes to our federal income tax liability for each of those years. The proposed changes result in a total tax deficiency, penalties and interest of approximately $23.9 million. On November 4, 2005, we filed a written protest to one of the proposed changes. On April 3, 2006, the IRS agreed to revise its audit report for tax years 1998 through 2003. The revised audit report resulted in a total tax deficiency, penalties and interest of approximately $1.2 million. We had previously made a deposit with the IRS of approximately $1.3 million that we requested on April 14, 2006 be applied to offset the $1.2 million tax deficiency, penalties and interest for tax years 1998 through 2003. We believe that once the Joint Committee completes its review of the revised audit report for tax years 1998 through 2003 that we will receive a Closing Agreement from the IRS and will have no further exposure for these tax years.

On February 13, 2006, we received correspondence from the Ohio Department of Taxation (ODT) notifying us that ODT has completed their examination and review of our Ohio Corporation Franchise Tax Returns for tax years 2002 through 2004 and that the final proposed audit adjustments result in a balance due of $90.8 million before interest and penalties. We have reviewed the proposed audit adjustments and are vigorously contesting the ODT findings and notice of assessment through all administrative and judicial means available. On March 29, 2006, we filed petitions for reassessment with the ODT to protest each assessment as well as request corrected assessments for each tax year. We believe we have recorded adequate tax reserves related to the proposed adjustments; however, we cannot predict the outcome, which could be material to our results of operations and cash flows.

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

Contractual Obligations and Commercial Commitments

We enter into various contractual and other long-term obligations that may affect the liquidity of our operations. At March 31, 2006, these include:

Contractual Obligations

		Payment Year
$ in millions	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Long-term debt	$682.9	$—	$—	$—	$682.9
Interest payments	463.9	34.3	68.7	68.7	292.2
Pension and postretirement payments	260.2	17.1	46.3	47.4	149.4
Capital leases	3.7	0.9	1.7	1.1	—
Operating leases	0.9	0.5	0.4	—	—
Fuel and limestone contracts (a)	755.1	291.5	279.0	97.5	87.1
Other long-term obligations	550.2	376.7	167.6	5.9	—
Total long-term obligations	$2,716.9	$721.0	$563.7	$220.6	$1,211.6

(a) DP&L operated units

Long-term debt:

Long-term debt as of March 31, 2006, consists of our first mortgage bonds and tax-exempt pollution control bonds and includes an unamortized debt discount. (See Note 6 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of March 31, 2006, we had estimated future benefit payments as outlined in Note 4 of Notes to Consolidated Financial Statements. These estimated future benefit payments are projected through 2016.

Capital leases:

As of March 31, 2006, we had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of March 31, 2006, we had several operating leases with various terms and expiration dates. Not included in this total is approximately $88 thousand per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Fuel and limestone contracts:

We have entered into various long-term coal contracts to supply portions of our coal requirements for our generating plants and a long-term contract to supply limestone for the operation of our FGDs. Coal contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year. Our long-term barge transportation agreement will expire August 31, 2006; however, we are in the process of finalizing the terms for our new agreement and expect to conclude this process by the end of the second quarter of 2006.

Other contractual obligations:

As of March 31, 2006, we had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations. At March 31, 2006, these include:

Credit facilities:

We have a $100 million, 364-day unsecured credit facility that is renewable annually and expires on May 30, 2010. At March 31, 2006, there were no borrowings outstanding under this credit agreement. The new facility may be increased up to $150 million.

Guarantee:

We own a 4.9% equity ownership interest in an electric generation company. As of March 31, 2006, we could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

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

OTHER MATTERS

Updates on Competition and Regulation

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

On December 28, 2005, the PUCO adopted the settlement with certain modifications RSS Stipulation. The PUCO ruled that the environmental rider will be bypassable by all customers who take service from alternate generation suppliers. Future additional revenues are dependent upon actual sales and levels of customer switching. Applications for rehearing were denied on February 22, 2006.

We agreed to implement a Voluntary Enrollment Process that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class. During 2005, approximately 51 thousand residential customers that volunteered for the program were bid out to Competitive Retail Electric Service (CRES) providers who were registered in our service territory however no bids were received and the 2005 program ended. As part of the RSS Stipulation, we agreed to implement the Voluntary Enrollment Program again in 2006 and 2007. The magnitude of any customer switching and the financial impact of this program cannot be determined at this time.

As of March 31, 2006, four unaffiliated marketers were registered as CRES providers in our service territory; to date, there has been no significant activity from these suppliers.  DPL Energy Resources, Inc. (DPLER), one of our parent’s significant subsidiaries, is also a registered CRES provider and accounted for nearly all load served by CRES providers within our service territory in 2005.  In addition, several communities in our service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens. To date, none of these communities have aggregated their generation load.

In early 2004, there was a complaint filed at the PUCO concerning the pricing of our billing services. On October 13, 2004, the parties reached a settlement on the price we charge CRES providers for performing billing services. The PUCO issued an Order approving the settlement with minor modifications. This Order gave us the authority to defer costs of approximately $16 million plus carrying charges, and later request PUCO approval for recovery of those costs. The PUCO denied applications for rehearing, and the deferral case was appealed to the Ohio Supreme Court. On June 17, 2005, we filed a subsequent case, requesting PUCO approval for recovery of the deferred billing costs plus carrying charges beginning January 1, 2006. On March 1, 2006, the PUCO approved our recovery of this cost with one minor modification. This new rider is expected to result in approximately $7 million in additional annual revenue through 2010. On March 30, 2006, the OCC filed an appeal of this new rider to the Ohio Supreme Court. Within that appeal, on April 12, 2006, the OCC filed a motion to stay our recovery of this new rider. The motion for stay is pending.

On September 1, 2005, we filed an application requesting the PUCO to grant us authority to recover distribution costs associated with storm restoration efforts for ice storms that took place in December 2004 and January 2005. On February 10, 2006, we filed updated schedules in support of our application upon discussions with PUCO Staff. If approved as proposed, this new rider is expected to result in approximately $8.6 million in additional revenues over a two-year period.

Effective October 1, 2004, PJM began to assess a FERC-approved administrative fee on every megawatt-hour consumed by our customers. We were granted permission by the PUCO to defer the PJM administrative fee, plus carrying charges until we could recover this cost from customers. Applications for rehearing were denied by the PUCO, and on September 9, 2005, the deferral case was appealed to the Ohio Supreme Court. We filed a subsequent case requesting PUCO authority for recovery of the PJM administrative fee from retail customers. On January 25, 2006, the PUCO issued an order approving the tariff as filed, which should result in approximately $8 million in additional revenue per year for three years beginning in February 2006. Applications for rehearing were denied in the subsequent case and on March 14, 2006, this case was also appealed to the Ohio Supreme Court.

On July 23, 2003, the FERC issued an Order that the rates for transmission service of seven companies, including us, may be unjust, unreasonable, or unduly discriminatory or preferential. We are operating under FERC-approved rates through December 2008. In addition, the FERC ordered transitional payments, known as Seams Elimination Charge Adjustment (SECA), effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, we are obligated to pay SECA charges to other utilities but we receive a net benefit from these transitional payments. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter. All motions for rehearing are pending. The hearing is scheduled to begin May 1, 2006. Beginning May 2005, we began receiving these FERC ordered transitional payments and have received over $27.7 million of SECA collections, net of SECA charges, through March 2006. We have entered several bi-lateral settlement agreements with certain parties to resolve the matter, although many SECA claims are still outstanding. Our management believes that appropriate reserves have been established in the event that SECA collections are required to be refunded. The ultimate outcome of the proceeding establishing SECA rates is uncertain at this time. However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on our results of operations.

On May 31, 2005, the FERC instituted a proceeding under Federal Power Act Section 206 concerning the justness and reasonableness of PJM’s rate design. This proceeding sets the rates for hearing and requests that all of PJM members, which include us, address the justness and reasonableness of the current rate design. On November 22, 2005, we, along with ten other transmission owners, filed in support of PJM’s existing rate design. We cannot determine what effect, if any, the outcome of this proceeding may have on our future recovery of transmission revenues. A hearing began April 18, 2006 in this case.

Update on Environmental Considerations

Air and Water Quality

On October 27, 2003, the United States Environmental Protection Agency (USEPA) published its final rules regarding the equipment replacement provision (ERP) of the routine maintenance, repair and replacement (RMRR) exclusion of the Clean Air Act (CAA).  Subsequently, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules. On March 17, 2006, the D.C. Circuit struck down the ERP rule. It is unclear what impact this will have on USEPA’s October 20, 2005 proposal to revise the emissions test for existing electric generating units.  The proposed rule seeks comments on two different hourly emissions test options as well as the USEPA’s current method of measuring previous actual emission levels to projected emission levels after the modification. Also available for comment is a third option which tests emissions output based upon emissions per unit of energy produced. We cannot predict the outcome of this rulemaking or its impact on current environmental litigation.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions from electric utilities. The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States. On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR). The final rules were signed on March 10, 2005 and were published on May 12, 2005. On August 24, 2005, the USEPA proposed additional revisions to the CAIR and initiated reconsideration on one issue. On March 15, 2006, the USEPA announced it had completed its review of the requests for reconsideration and determined that it would propose no changes to CAIR and denied the requests for stay. We have determined that CAIR requirements will have a material effect on our operations, requiring the installation of FGD equipment and continual operation of the currently-installed Selective Catalytic Reduction (SCR) equipment. As a result, we are proceeding with the installation and have begun the construction of FGD equipment at various generating units.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants. The final Clean Air Mercury Rule (CAM-R) was signed March 15, 2005 and was published on May 18, 2005. The final rules will have a material effect on our operations. We anticipate that the FGDs being planned to meet the requirements of CAIR may be adequate to meet the Phase I requirements of CAM-R. We expect that additional controls will be needed to meet the Phase II requirements of CAM-R that go into effect January 1, 2018. On March 29, 2005, nine states filed lawsuits against USEPA, opposing the regulatory approach taken by USEPA. On March 31, 2005, various groups requested that USEPA stay implementation of CAM-R. On August 4, 2005, the United States Court of Appeals for the District of Columbia denied the motion for stay. On October 21, 2005, USEPA initiated reconsideration proceedings on a number of issues. We cannot predict the outcome of the reconsideration proceedings on the ongoing lawsuits on this matter.

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

On January 5, 2005, the USEPA published its final nonattainment designations for the national ambient air quality standard for Fine Particulate Matter 2.5 (PM 2.5) designations.  These designations included counties and partial counties in which we operate and/or own generating facilities.  On March 4, 2005, we and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  On November 30, 2005, the court ordered USEPA to decide on all petitions for reconsideration by January 20, 2006. On January 20, 2006, USEPA denied the petitions for reconsideration. The Ohio Environmental Protection Agency (Ohio EPA) will have three years to develop regulations to attain and maintain compliance with the PM 2.5 national ambient air quality standard.  We cannot determine the outcome of the petition for review or the effect such Ohio EPA regulations will have on its operations.

RISK FACTORS

This quarterly report and other documents that we file with the SEC and other regulatory agencies, as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in us is provided in our most recent 10-K and may be obtained as discussed on page 2, ‘Available Information.’  Any updates are provided in Part II, Item 1A “Risk Factors” of this quarterly report. If any of these events occur, our business, financial position or results of operation could be materially affected.

OVERVIEW

2006 Compared to 2005

Our operating income for the first quarter of 2006 increased $24.1 million or 26% compared to the first quarter of 2005, primarily due to a higher gross margin of $31.5 million. Total revenues of $339.1 million in the first quarter of 2006 exceeded total revenues for the first quarter of 2005 by $34 million or 11% resulting from increases in retail market rates, wholesale sales volume and ancillary revenues associated with participation in an RTO, partially offset by lower retail sales volume and wholesale market rates. Cost of revenues increased $2.5 million or 2%, representing a $6.2 million increase in fuel costs, offset by a $3.7 million decrease in purchased power costs. Operating expenses of $114.1 million in the first quarter of 2006 were $7.4 million higher compared to 2005 primarily resulting from a $5.4 million increase in operations and maintenance costs. Interest expense decreased by $4.6 million, primarily due to greater capitalized interest and debt refinancings during the third quarter of 2005. Other income (deductions) decreased $7.2 million, primarily due to the $12.4 million gain recognized on the sale of pollution control emission allowances during the first quarter of 2005. Income tax expense increased by $8.7 million due to increased pre-tax income partially offset by a lower effective tax rate due to the phase-out of the Ohio Franchise Tax.

RESULTS OF OPERATIONS

Income Statement Highlights

		Three Months Ended March 31,
$ in millions		2006	2005

Revenues		$339.1	$305.1
Less:	Fuel	83.9	77.7
	Purchased power	25.6	29.3
Gross margin		$229.6	$198.1

Gross margin as a percentage of revenues		67.7%	64.9%

Operating income		$115.5	$91.4

Revenues

Revenues increased 11% to $339.1 million in the first quarter of 2006 compared to $305.1 million for the first quarter of 2005 reflecting higher average rates for retail revenues, greater wholesale sales volume and increased ancillary revenues associated with participation in an RTO. These increases were partially offset by lower retail sales volume and lower wholesale average rates.

Retail revenues increased $16.5 million in the first quarter of 2006 compared to the retail revenues in the first quarter of 2005, primarily resulting from $20.9 million related to higher average rates and $0.2 million of higher miscellaneous revenues, offset by decreased sales volume of $4.6 million. The higher average rates were primarily the result of higher rates charged for the rate stabilization plan, regulated asset recovery and a change in the customer mix of sales. Wholesale revenue increased $15.3 million, primarily related to a $18.0 million increase related to higher sales volume, offset by a $2.7 million decrease in average market rates. During the first quarter of 2006, RTO ancillary revenues were $17.7 million, compared to $15.5 million during the first quarter of 2005. Heating degree-days were down 13% to 2,514 for the first quarter of 2006 compared to 2,897 for the same period in 2005.

Gross Margin, Fuel and Purchased Power

Gross margin of $229.6 million in the first quarter of 2006 increased by $31.5 million from $198.1 million in the first quarter of 2005. As a percentage of total revenues, gross margin increased by 2.8 percentage points to 67.7% from 64.9%. This improvement is primarily the result of an increase in revenues, offset by increased fuel costs. Fuel costs increased by $6.2 million or 8% in the three months ended March 31, 2006 compared to the same period in 2005 primarily resulting from higher sales volumes supplied by our plants. Purchased power costs decreased by $3.7 million or 13% in the first quarter of 2006 compared to the same period in 2005 primarily resulting from $4.8 million related to lower purchase power volume and $0.2 million in lower average market prices, offset in part by $1.3 million in increased ancillary charges associated with moving power.

Operation and Maintenance Expense

Operation and maintenance expense increased $5.4 million or 11% for the three months ended March 31, 2006 compared to the same period in 2005 resulting from a $2.6 million increase in service operations costs relating to electric line clearance and electric system overhead and substations costs; $2.4 million in mark-to-market adjustments for restricted stock units (RSUs); a $1.7 million increase in injuries and damages reserves; and a $1.3 million increase in Low-Income Payment Program costs. These increases were partially offset by a $1.0 million decrease in Directors’ and Officers’ liability insurance costs.

Depreciation and Amortization

Depreciation and amortization increased $1.3 million in the first quarter of 2006 compared to the first quarter of 2005 primarily reflecting a higher plant base.

General Taxes

General taxes for the first quarter of 2006 were relatively flat compared to the first quarter of 2005.

Amortization of Regulatory Assets, net

Amortization expense was $0.6 million higher during the first quarter of 2006 as compared to the same period in 2005, primarily due to the amortization of regulatory assets related to approval received in the first quarter of 2006 from the Public Utilities Commission of Ohio (PUCO) to begin recovery of billing services costs and RTO administrative fees. The rate rider for the billing costs is expected to be in place for five years, and the rate rider for the RTO administrative fees is expected to continue for three years.

Investment Income

Investment income increased $0.8 million during the first quarter of 2006 as compared to the first quarter of 2005 primarily resulting from a $0.7 million net gain on Master Trust investments (related to deferred compensation) and a $0.3 million increase in interest income earned on additional cash available for short-term investments.

Interest Expense

Interest expense decreased $4.6 million or 41% in the first quarter of 2006 compared to the first quarter of 2005, primarily relating to $2.3 million of greater capitalized interest resulting from increased capital expenditures for pollution control equipment at the generating plants and $2.2 million of lower interest expense reflecting the 2005 refinancing of pollution control bonds at reduced interest rates, lower debt service charges associated with DPL Inc.’s early retirement of ESOP debt, and the elimination of the interest penalty resulting from the delayed exchange offer registration of the 5.125% First Mortgage Bonds due 2013 that was completed during the second quarter of 2005. (See Note 6 of Notes to Consolidated Financial Statements.)

Other Income (Deductions)

Other income (deductions) for the first quarter ended March 31, 2006 decreased $7.2 million compared to the first quarter ended March 31, 2005. This decrease is primarily attributable to a $12.4 million gain realized from the sale of pollution control emission allowances in the first quarter of 2005, as compared to no sales of such allowances during the first quarter of 2006. This decrease was offset by $4.7 million in reduced investment management fees.

Income Tax Expense

Income taxes increased $8.7 million reflecting higher book income offset in part by a 0.1% decrease in the effective tax rate for the first quarter of 2006 compared to the first quarter of 2005 due primarily to the phase-out of the Ohio Franchise Tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $79 million at March 31, 2006, compared to $46.2 million at December 31, 2005, a total increase of $32.8 million. This increase was primarily attributed to $143.5 million in cash generated from operating activities, offset by $110.5 million in capital expenditures and $0.2 million in dividends paid on preferred stock.

We generated net cash from operating activities of $143.5 million and $115 million for the first quarter of 2006 and 2005, respectively. The net cash provided by operating activities in both quarters was primarily the result of operating profitability, and by cash provided by certain assets and liabilities. The tariff-based revenue from our business continues to be the principal source of cash from operating activities. Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides us with a reasonably predictable cash flow from utility operations.

Net cash flows used for investing activities were $110.5 million in the first quarter of 2006 and $42.7 million in the first quarter of 2005 to provide funding for capital expenditures.

Net cash flows used for financing activities were $0.2 million in the first quarter of 2006 compared to $75.2 million in the first quarter of 2005. Net cash flows used for financing activities for each of these periods were to pay dividends on preferred stock and, for 2005, to pay dividends on common stock to our parent company.

We have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and have certain other contingent commitments. We believe our cash flows from operations, the credit facilities (existing or future arrangements), and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, capital expenditures and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors.  If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and long-term debt, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives. A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

Capital expenditures were $110.5 million and $42.7 million for the first quarter of 2006 and 2005, respectively, and are expected to approximate an aggregate amount of $360 million in 2006. Planned construction additions for 2006 primarily relate to our environmental compliance program, power plant equipment, and our transmission and distribution system.

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

Debt and Debt Covenants

At March 31, 2006, our scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.7 million for the remainder of 2006, $0.9 million in 2007, $0.7 million in 2008, $0.7 million in 2009 and $0.7 million in 2010. Substantially all of our property is subject to the mortgage lien securing the first mortgage bonds. Debt maturities in 2006 are expected to be financed with internal funds. Certain debt agreements contain reporting and financial covenants for which we are in compliance as of March 31, 2006 and expect to be in compliance during the near term.

Issuance of additional amounts of first mortgage bonds is limited by the provisions of our mortgage; however, management believes that we continue to have sufficient capacity to issue first mortgage bonds to satisfy our requirements in connection with our construction programs. The amounts and timing of future financings will depend upon market and other conditions, interest rate increases, levels of electric sales and construction plans.

We have a $100 million unsecured revolving credit agreement that is renewable annually and expires on May 30, 2010. This facility may be increased up to $150 million. The facility contains one financial covenant: our total debt to total capitalization ratio is not to exceed 0.65 to 1.00. This covenant is currently met. We had no outstanding borrowings under this credit facility at March 31, 2006. Fees associated with this credit facility are approximately $0.2 million per year. Changes in credit ratings, however, may affect the applicable interest rate for our revolving credit agreement.

During the first quarter of 2006, the Ohio Air Quality Development Authority (OAQDA) awarded us the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the OAQDA’s 2005 volume cap carryforward. The financing is expected to be used to partially fund the ongoing FGD projects.

On February 17, 2006, we renewed our $10 million Master Letter of Credit Agreement for one year with a financial lending institution. This agreement supports performance assurance needs in the ordinary course of business. We have certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions. As of March 31, 2006, we had two outstanding letters of credit for a total of $2.2 million.

There are no inter-company debt collateralizations or debt guarantees between us and our parent. None of our debt obligations are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Credit Ratings

Currently, our senior secured debt credit ratings are as follows:

	Rating	Outlook	Effective

Fitch Ratings (a)	A	Stable	April 2006

Moody’s Investors Service	Baa1	Under review for possible upgrade	April 2006

Standard & Poor’s Corp.	BBB-	Positive	April 2005

(a) Upgraded in April of 2006

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual and Commercial Commitments

We enter into various contractual and other long-term obligations that may affect the liquidity of our operations. At March 31, 2006, these include:

Long Term Obligations

		Payment Year
$ in millions	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Long-term debt	$682.9	$—	$—	$—	$682.9
Interest payments	463.9	34.3	68.7	68.7	292.2
Pension and postretirement payments	260.2	17.1	46.3	47.4	149.4
Capital leases	3.7	0.9	1.7	1.1	—
Operating leases	0.9	0.5	0.4	—	—
Fuel and limestone contracts (a)	755.1	291.5	279.0	97.5	87.1
Other long-term obligations	550.2	376.7	167.6	5.9	—
Total long-term obligations	$2,716.9	$721.0	$563.7	$220.6	$1,211.6

(a) DP&L operated units

Long-term debt:

Long-term debt as of March 31, 2006, consists of our first mortgage bonds and tax-exempt pollution control bonds and includes an unamortized debt discount. (See Note 6 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of March 31, 2006, we had estimated future benefit payments as outlined in Note 4 of Notes to Consolidated Financial Statements. These estimated future benefit payments are projected through 2016.

Capital leases:

As of March 31, 2006, we had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of March 31, 2006, we had several operating leases with various terms and expiration dates. Not included in this total is approximately $88,000 per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Fuel and limestone contracts:

We have entered into various long-term coal contracts to supply portions of our coal requirements for our generating plants and a long-term contract to supply limestone for the operation of our FGDs. Coal contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year. Our long-term barge transportation agreement will expire August 31, 2006; however, we are in the process of finalizing the terms for our new agreement and expect to conclude this process by the end of the second quarter of 2006.

Other contractual obligations:

As of March 31, 2006, we had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations. At March 31, 2006, these include:

Credit facilities:

We have a $100 million, 364-day unsecured credit facility that is renewable annually and expires on May 30, 2010. At March 31, 2006, there were no borrowings outstanding under this credit agreement. The new facility may be increased up to $150 million.

Guarantee:

We own a 4.9% equity ownership interest in an electric generation company. As of March 31, 2006, we could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

MARKET RISK

As a result of our operating, investing and financing activities, we are subject to certain market risks, including fluctuations in interest rates and changes in commodity prices for electricity, coal, environmental emissions and gas. Commodity pricing exposure includes the impacts of weather, market demand, potential coal supplier contract breaches or defaults, increased competition and other economic conditions. For purposes of potential risk analysis, we use sensitivity analyses to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 21% of our first quarter 2006 revenues were from sales of excess energy and capacity in the wholesale market. Energy and capacity in excess of the needs of existing retail customers are sold in the wholesale market when we can identify opportunities with positive margins. As of March 31, 2006, a hypothetical increase or decrease of 10% in annual wholesale revenues could result in approximately a $17 million increase or decrease to net income, assuming no increases or decreases in fuel and purchased power costs.

Fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total revenues in 2006 and 2005 were 32% and 35%, respectively. We have approximately 95% of the total expected coal volume needed for 2006 under contract. The percentage of coal under contract at our individual facilities is as low as 90%. Contracted coal volumes at certain facilities exceed 100% of the expected need. Due to the differences in contracted volumes at various facilities, it is expected we will be in the spot market for more than 5% of our 2006 coal volume at some facilities while we may make no spot purchases at other facilities. We may have excess coal volumes to meet 2007 needs at some facilities. The majority of our contracted coal is purchased at fixed prices. Some contracts provide for periodic adjustment and some are priced based on market indices. Substantially all contracts have features that limit price escalations in any given year. Our 2006 emission allowance (SO2) consumption is expected to be similar to 2005.  Our holdings of 2006 SO2 allowances are approximately equal to our expected needs.  There may be small exchanges of allowances between 2006 and future years to balance our 2006 position.  We do not expect to purchase allowances outright for 2006. The exact consumption of SO2 allowances will depend on market prices for power, availability of our generating units and the actual sulfur content of the coal burned. Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on weather normalized sales, fuel costs are forecasted to be flat in 2006 compared to 2005 and are forecasted to increase approximately 5% in 2007 compared to 2006. This forecast assumes coal prices will increase approximately 10% in 2006 as compared to 2005 and remain flat in 2007 as compared to 2006.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity. We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of March 31, 2006, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs, excluding RTO services, could result in approximately a $24 million increase or decrease to net income.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our results are exposed to fluctuations in interest rates, which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by interest rate fluctuations. Our long-term debt represents publicly-held secured notes with fixed interest rates. At March 31, 2006, we had no short-term borrowings.

The carrying value of our debt was $686.6 million at March 31, 2006, consisting of our first mortgage bonds, our tax-exempt pollution control bonds and our capital leases. The fair value of this debt was $676.0 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at March 31, 2006, are as follows:

	Contractual Debt
Expected Maturity	Amount
Date	($ in millions)	Average Rate

2006	$0.7	5.3%
2007	0.9	5.3%
2008	0.7	5.8%
2009	0.7	5.8%
2010	0.7	5.8%
Thereafter	682.9	5.0%
Total	$686.6

Fair Value	$676.0

Debt maturities in 2006 are expected to be financed with internal funds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of DP&L and our majority-owned subsidiaries. Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP. Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis. All material intercompany accounts and transactions are eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported. Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; valuation allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; litigation; and assets and liabilities related to employee benefits. Actual results may differ from those estimates. Refer to our 2005 annual report on Form 10-K for a complete listing of our critical accounting policies and estimates.

THE DAYTON POWER AND LIGHT COMPANY

OPERATING STATISTICS

	Three Months Ended
	March 31,
	2006	2005

Sales (millions of kWh)

Residential	1,468	1,535
Commercial	893	885
Industrial	988	1,010
Other retail	338	331
Total retail	3,687	3,761

Wholesale	819	617

Total sales	4,506	4,378

Revenues ($ in thousands)

Residential	$130,631	$125,932
Commercial	65,890	57,174
Industrial	30,835	29,784
Other retail	20,669	18,884
Other miscellaneous revenues	2,984	2,782
Total retail	251,009	234,556

Wholesale	70,360	55,061

RTO ancillary revenues	17,704	15,502

Total revenues	$339,073	$305,119

Electric customers at end of period	514,380	511,180

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the “Market Risk” section of Item 2.

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to us and our subsidiaries are communicated to the CEO and CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Part II. Other Information

Item 1. Legal Proceedings

On August 24, 2004, we, DPL and MVE filed a Complaint against Peter H. Forster, formerly DPL’s Chairman; Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer; and Stephen F. Koziar, formerly DPL’s Chief Executive Officer and President (collectively, the Defendants) in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements with the Defendants, and the propriety of the distributions from the plans to the Defendants, and alleging that the Defendants breached their fiduciary duties and breached their consulting and employment contracts. We, DPL and MVE seek, among other things, damages in excess of $25,000, disgorgement of all amounts improperly withdrawn by the Defendants from the plans and a court order declaring that we, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.

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

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in DPL Inc.’s financial asset portfolio and against outside counsel to us and DPL concerning purported entitlements in connection with the purchase of those investments. We, DPL and MVE are not defendants in that case; however, the three of us are parties to an indemnification agreement with respect to the purchaser defendants. We, DPL and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the New York lawsuit. On August 18, 2005, the Ohio court issued a preliminary injunction against Mr. Forster and Ms. Muhlenkamp that precludes them from pursuing certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit that are identical to the issues raised in the pending Ohio lawsuit in the New York court or any other forum other than the Ohio litigation. In addition, the New York court has stayed the New York litigation pending the outcome of the Ohio litigation. Mr. Forster and Ms. Muhlenkamp have appealed the preliminary injunction and the appeal is pending at the Ohio Supreme Court. The parties continue to proceed with the discovery phase of the litigation, and a number of motions have been filed and briefed with respect to document discovery and depositions.

We continue to evaluate all of the matters relevant to this litigation and are considering other claims against Defendants Forster, Muhlenkamp and Koziar that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and DPL investments, the calculation of benefits under the Supplemental Executive Retirement Program (SERP) and financial reporting with respect to such benefits, and with respect to Mr. Koziar, the fulfillment of duties owed to us as our legal counsel. Cumulatively through March 31, 2006, we have accrued for accounting purposes, obligations of approximately $52 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts. We dispute Defendants’ entitlement to any of those sums and, as noted above, we are pursuing litigation against them contesting all such claims.

On or about June 24, 2004, the SEC commenced a formal investigation into issues raised as a result of previously disclosed matters brought up by one of our executives during the 2003 year-end financial closing process (the Memorandum). We are cooperating with the investigation.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified us that it has initiated an inquiry involving the subject matters covered by our internal investigation. We are cooperating with this investigation.

On June 24, 2004, the Internal Revenue Service (IRS) began an audit of tax years 1998 through 2003 and issued a series of data requests to us including issues raised in the Memorandum. The staff of the IRS has requested that we provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements. On September 1, 2005, the IRS issued an audit report for tax years 1998 through 2003 that shows proposed changes to our federal income tax liability for each of those years. The proposed changes result in a total tax deficiency, penalties and interest of approximately $23.9 million. On November 4, 2005, we filed a written protest to one of the proposed changes. On April 3, 2006, the IRS agreed to revise its audit report for tax years 1998 through 2003. The revised audit report resulted in a total tax deficiency, penalties and interest of approximately $1.2 million. We had previously made a deposit with the IRS of approximately $1.3 million that we requested on April 14, 2006 be applied to offset the $1.2 million tax deficiency, penalties and interest for tax years 1998 through 2003. We believe that once the Joint Committee completes its review of the revised audit report for tax years 1998 through 2003 that we will receive a Closing Agreement from the IRS and will have no further exposure for these tax years.

On February 13, 2006, we received correspondence from the Ohio Department of Taxation (ODT) notifying us that ODT has completed their examination and review of our Ohio Corporation Franchise Tax Returns for tax years 2002 through 2004 and that the final proposed audit adjustments result in a balance due of $90.8 million before interest and penalties. We have reviewed the proposed audit adjustments and are vigorously contesting the ODT findings and notice of assessment through all administrative and judicial means available. On March 29, 2006, we filed petitions for reassessment with the ODT to protest each assessment as well as request corrected assessments for each tax year. We believe we have recorded adequate tax reserves related to the proposed adjustments; however, we cannot predict the outcome, which could be material to our results of operations and cash flows.

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

In June 2002, a contractor’s employee received a verdict against DP&L for injuries he sustained while working at a DP&L power station. The Adams County Court of Common Pleas awarded the contractor’s employee compensatory damages of approximately $0.8 million and prejudgment interest of approximately $0.6 million. On April 28, 2004, the 4th District Court of Appeals upheld this verdict except the award for prejudgment interest. On September 1, 2004, the Ohio Supreme Court refused to hear the case, so the matter was remanded to the Adams County Court of Common Pleas for a re-determination of the amount of prejudgment interest that should be awarded. The trial court heard this matter on October 15, 2004. On November 1, 2004, DP&L paid approximately $976 thousand to the contractor’s employee to satisfy the judgment and post-judgment interest. On December 6, 2004, the Adams County Court of Common Pleas ruled that prejudgment interest should be reduced to approximately $30 thousand. Both parties appealed this decision. On January 25, 2006, the Fourth District Court of Appeals ruled in DP&L’s favor, finding it owed no prejudgment interest to Plaintiff. The parties have settled the prejudgement interest matter for a nominal amount.

Item 1A. Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in us is provided in our most recent Annual Report on Form 10-K and may be obtained as discussed on page 2, ‘Available Information.’  If any of these events occur, our business, financial position or results of operation could be materially affected. The following risk factors are additions to our 2005 Annual Report on Form 10-K discussion on risk factors.

Greenhouse gas (GHG) emissions, consisting primarily of carbon dioxide emissions, are presently unregulated. Numerous bills have been introduced in Congress to regulate GHG emissions, but to date none have passed. Future regulation of GHG emissions is uncertain. However, such regulation would be expected to impose costs on our operations. Such costs could include measures as advanced by various constituencies, including a carbon tax; investments in energy efficiency; installation of CO2 emissions control technology, to the extent such technology exists; purchase of emission allowances, should a trading mechanism be developed; or the use of higher cost, lower CO2 emitting fuels. We will continue to make prudent investments in energy efficiency that reduces our GHG emissions intensity.

In August of 2006, an electric supply contract with Wright Patterson Air Force Base (WPAFB) is set to expire. WPAFB represents approximately 1% of our annual revenues. It is unknown at this time whether WPAFB will choose to return to our standard offer rate or choose to bid out their electric supply; however, we do not anticipate a material impact on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no submissions to the security holder in the first quarter.

Item 5. Other Information

None

Item 6. Exhibits

10.1	DPL Inc. Executive Incentive Compensation Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 2, 2006, file #1-9052)

10.2	DPL Inc. 2006 Equity and Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on March 2, 2006, file #1-9052)

10.3	Form of Performance Shares Agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on March 2, 2006, file #1-9052)

10.4	DPL Inc. Severance Pay and Change of Control Plan (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on March 2, 2006, file #1-9052)

10.5	DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on March 2, 2006, file #1-9052)

10.6

Participant Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke, dated February 28, 2006 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on March 2, 2006, file #1-9052)

10.7

Participant Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and W. Steven Wolff, dated February 24, 2006 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed on March 2, 2006, file #1-9052)

10.8

Participant Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and James V. Mahoney, dated March 7, 2006 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2006, file #1-9052)

10.9

Participant Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and Arthur G. Meyer, dated March 6, 2006 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2006, file #1-9052)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DAYTON POWER AND LIGHT COMPANY
(Registrant)

Date:	May 3, 2006	/s/ James V. Mahoney
James V. Mahoney
President and Chief Executive Officer
(principal executive officer)

	May 3, 2006	/s/ John J. Gillen
John J. Gillen
Senior Vice President and Chief Financial Officer
(principal financial and principal accounting officer)

	May 3, 2006	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller