Form 10-Q
period 2008-06-30
DAYTON POWER & LIGHT CO; DPL INC
filed 2008-07-24
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-9052	DPL INC.	31-1163136
(An Ohio Corporation)
1065 Woodman Drive
Dayton, Ohio 45432
937-224-6000

1-2385	THE DAYTON POWER AND LIGHT COMPANY	31-0258470
(An Ohio Corporation)
1065 Woodman Drive
Dayton, Ohio 45432
937-224-6000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

DPL Inc.	Yes ☒	No ☐
The Dayton Power and Light Company	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large			Smaller
	accelerated	Accelerated	Non-accelerated	reporting
	filer	filer	filer	company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

As of July 22, 2008, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	113,609,122

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

This combined Form 10-Q is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DPL Inc. and The Dayton Power and Light Company

DPL Inc. and The Dayton Power and Light Company file current, annual and quarterly reports, proxy statements (DPL Inc. only), and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference room.  Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

Our public internet site is http://www.dplinc.com.  We make available, free of charge, through our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of our directors and executive officers, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Part I – Financial Information

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 94% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our,” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Item 1 – Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions except per share amounts	2008	2007	2008	2007

Revenues	$378.8	$343.1	$794.9	$722.8

Cost of revenues:
Fuel	68.4	63.5	130.3	153.8
Purchased power	86.1	83.2	169.1	135.4
Total cost of revenues	154.5	146.7	299.4	289.2

Gross margin	224.3	196.4	495.5	433.6

Operating expenses:
Operation and maintenance	69.8	61.5	132.2	130.8
Depreciation and amortization	34.0	35.5	67.2	69.0
General taxes	32.5	27.5	62.3	55.5
Amortization of regulatory assets	2.4	2.5	5.5	5.4
Total operating expenses	138.7	127.0	267.2	260.7

Operating income	85.6	69.4	228.3	172.9

Net gain on settlement of executive litigation	—	31.0	—	31.0
Investment income	0.9	5.3	2.6	8.3
Interest expense	(25.0)	(19.4)	(46.0)	(42.5)
Other income (deductions)	0.2	(0.2)	(0.5)	0.6
Total other income/(expense)	(23.9)	16.7	(43.9)	(2.6)

Earnings from continuing operations before income tax	61.7	86.1	184.4	170.3

Income tax expense	14.1	32.5	59.5	65.5

Earnings from continuing operations	47.6	53.6	124.9	104.8
Earnings from discontinued operations, net of tax	—	5.1	—	10.0

Net Income	$47.6	$58.7	$124.9	$114.8

Average number of common shares outstanding (millions)
Basic	109.4	107.9	109.4	107.7
Diluted	117.3	119.5	116.8	119.4

Earnings per share of common stock
Basic:
Earnings from continuing operations	$0.43	$0.50	$1.14	$0.98
Earnings from discontinued operations	—	0.04	—	0.09
Total Basic	$0.43	$0.54	$1.14	$1.07

Diluted:
Earnings from continuing operations	$0.41	$0.45	$1.07	$0.88
Earnings from discontinued operations	—	0.04	—	0.08
Total Diluted	$0.41	$0.49	$1.07	$0.96

Dividends paid per share of common stock	$0.275	$0.260	$0.550	$0.520

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
$ in millions	2008	2007

Cash flows from operating activities:
Net income	$124.9	$114.8
Less: Earnings from discontinued operations, net of tax	—	(10.0)
Earnings from continuing operations	124.9	104.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.2	69.0
Net gain on settlement of executive litigation	—	(31.0)
Gain on sale of aircraft	—	(6.0)
Amortization of regulatory assets	5.5	5.4
Deferred income taxes	28.5	14.0
Captive insurance provision	(0.5)	0.3
Changes in certain assets and liabilities:
Accounts receivable	(12.2)	(42.2)
Accounts payable	36.1	28.1
Accrued taxes payable	(38.6)	(30.8)
Accrued interest payable	(0.8)	(6.1)
Prepayments	(0.1)	(0.2)
Inventories	(0.9)	(11.4)
Deferred compensation assets	(3.8)	4.6
Deferred compensation obligations	(6.7)	1.3
Other	1.8	20.3
Net cash provided by operating activities	200.4	120.1

Cash flows from investing activities:
Capital expenditures	(118.4)	(178.9)
Proceeds from the sale of peaking units, net	—	151.0
Proceeds from the sale of aircraft	—	7.4
Investment funds held in trust	—	(2.2)
Net cash used for investing activities	(118.4)	(22.7)

Cash flows from financing activities:
Exercise of stock options	1.1	14.5
Tax impact related to exercise of stock options	0.1	0.5
Retirement of long-term debt	(100.0)	(225.0)
Withdrawal of restricted funds held in trust, net	20.5	10.1
Dividends paid on common stock	(59.9)	(55.8)
Repurchase of pollution control bonds	(90.0)	—
Withdrawals from revolving credit facility	90.0	95.0
Repayment of borrowings from revolving credit facility	—	(95.0)
Net cash used for financing activities	(138.2)	(255.7)

Cash and cash equivalents:
Net change	(56.2)	(158.3)
Balance at beginning of period	134.9	262.2
Cash and cash equivalents at end of period	$78.7	$103.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$43.4	$47.2
Income taxes paid, net	$70.4	$79.3
Non-cash financing and investing activities:
Restricted funds held in trust	$16.5	$2.2
Accruals for capital expenditures	$36.2	$59.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$78.7	$134.9
Restricted funds held in trust	16.5	37.0
Accounts receivable, less provision for uncollectible accounts of $1.3 and $1.5, respectively	248.2	241.2
Inventories, at average cost	105.9	105.0
Taxes applicable to subsequent years	27.4	48.0
Other current assets	18.0	11.8
Total current assets	494.7	577.9

Property:
Property, plant and equipment	5,113.9	5,011.6
Less: Accumulated depreciation and amortization	(2,292.1)	(2,234.6)
Total net property	2,821.8	2,777.0

Other noncurrent assets:
Regulatory assets	160.4	165.2
Other deferred assets	49.5	46.5
Total other noncurrent assets	209.9	211.7

Total Assets	$3,526.4	$3,566.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

			At	At
			June 30,	December 31,
	$ in millions		2008	2007

	LIABILITIES AND SHAREHOLDERS’ EQUITY

	Current liabilities:
	Current portion - long-term debt		$175.7	$100.7
	Accounts payable		189.9	163.1
	Accrued taxes		111.7	110.8
	Accrued interest		25.2	25.8
	Revolving credit borrowings		90.0	—
	Other current liabilities		27.7	27.2
	Total current liabilities		620.2	427.6

	Noncurrent liabilities:
	Long-term debt		1,276.4	1,541.5
	Deferred taxes		403.7	374.9
	Unamortized investment tax credit		39.4	40.7
	Insurance and claims costs		19.5	20.0
	Other deferred credits		198.7	266.3
	Total noncurrent liabilites		1,937.7	2,243.4

	Cumulative preferred stock not subject to mandatory redemption		22.9	22.9

	Commitments and contingencies (Note 10)

	Common shareholders’ equity:
	Common stock, at par value of $0.01 per share:
	June 2008	December 2007
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	113,609,122	113,558,444	1.1	1.1
	Warrants		50.0	50.0
	Common stock held by employee plans		(29.0)	(39.7)
	Accumulated other comprehensive loss		(11.9)	(9.2)
	Retained earnings		935.4	870.5
	Total common shareholders’ equity		945.6	872.7

	Total Liabilities and Shareholders’ Equity		$3,526.4	$3,566.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007

Revenues	$376.4	$341.2	$790.3	$718.7

Cost of revenues:
Fuel	65.9	62.3	126.6	151.8
Purchased power	87.8	83.8	171.7	136.5
Total cost of revenues	153.7	146.1	298.3	288.3

Gross margin	222.7	195.1	492.0	430.4

Operating expenses:
Operation and maintenance	66.0	72.4	125.6	131.8
Depreciation and amortization	31.5	33.1	62.2	63.8
General taxes	32.3	27.4	61.8	55.0
Amortization of regulatory assets	2.4	2.5	5.5	5.4
Total operating expenses	132.2	135.4	255.1	256.0

Operating income	90.5	59.7	236.9	174.4

Net gain on settlement of executive litigation	—	35.3	—	35.3
Investment income	4.2	4.7	5.7	6.2
Interest expense	(11.2)	(4.8)	(17.8)	(10.2)
Other income (deductions)	0.1	(0.2)	(0.6)	0.6
Total other income/(expense)	(6.9)	35.0	(12.7)	31.9

Earnings before income tax	83.6	94.7	224.2	206.3

Income tax expense	20.3	35.6	71.9	77.4

Net income	63.3	59.1	152.3	128.9

Preferred dividends	0.2	0.2	0.4	0.4

Earnings on common stock	$63.1	$58.9	$151.9	$128.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
$ in millions	2008	2007

Cash flows from operating activities:
Net income	$152.3	$128.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.2	63.8
Net gain on settlement of executive litigation	—	(35.3)
Amortization of regulatory assets	5.5	5.4
Deferred income taxes	27.2	14.0
Changes in certain assets and liabilities:
Accounts receivable	(13.7)	(42.1)
Accounts payable	34.5	30.0
Accrued taxes payable	(37.3)	(31.9)
Accrued interest payable	—	0.2
Prepayments	0.2	0.7
Inventories	(0.9)	(12.4)
Deferred compensation assets	1.3	4.7
Deferred compensation obligations	(6.7)	1.3
Other	(11.7)	18.3
Net cash provided by operating activities	212.9	145.6

Cash flows from investing activities:
Capital expenditures	(117.7)	(177.0)
Net cash used for investing activities	(117.7)	(177.0)

Cash flows from financing activities:
Short-term loan from parent	—	105.0
Withdrawals from revolving credit facility	90.0	95.0
Repurchase of pollution control bonds	(90.0)	—
Repayment of borrowings from revolving credit facility	—	(95.0)
Withdrawal of restricted funds held in trust, net	20.5	10.1
Dividends paid on preferred stock	(0.4)	(0.4)
Repayment of short-term loan from parent	(20.0)	—
Dividends paid on common stock held by parent	(80.0)	(125.0)
Net cash used for financing activities	(79.9)	(10.3)

Cash and cash equivalents:
Net change	15.3	(41.7)
Balance at beginning of period	13.2	46.1
Cash and cash equivalents at end of period	$28.5	$4.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$15.2	$9.7
Income taxes paid, net	$69.9	$78.5
Non-cash financing and investing activities:
Restricted funds held in trust	$16.5	$—
Accruals for capital expenditures	$36.2	$59.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$28.5	$13.2
Restricted funds held in trust	16.5	37.0
Accounts receivable, less provision for uncollectible accounts of $1.3 and $1.5, respectively	232.5	221.8
Inventories, at average cost	104.5	103.6
Taxes applicable to subsequent years	27.3	48.0
Other current assets	19.5	13.4
Total current assets	428.8	437.0

Property:
Property, plant and equipment	4,858.8	4,757.0
Less: Accumulated depreciation and amortization	(2,211.8)	(2,159.1)
Total net property	2,647.0	2,597.9

Other noncurrent assets:
Regulatory assets	160.4	165.2
Other deferred assets	65.2	76.6
Total other noncurrent assets	225.6	241.8

Total Assets	$3,301.4	$3,276.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

	At	At
	June 30,	December 31,
$ in millions	2008	2007

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt	$0.7	$0.7
Accounts payable	187.1	161.9
Accrued taxes	116.8	112.7
Accrued interest	13.1	12.9
Revolving credit borrowings	90.0	—
Short-term debt owed to parent	—	20.9
Other current liabilities	27.7	26.9
Total current liabilities	435.4	336.0

Noncurrent liabilities:
Long-term debt	784.3	874.6
Deferred taxes	390.5	367.0
Unamortized investment tax credit	39.4	40.7
Other deferred credits	198.5	266.2
Total noncurrent liabilities	1,412.7	1,548.5

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 10)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	782.6	784.8
Accumulated other comprehensive (loss) income	(2.0)	6.5
Retained earnings	649.4	577.6
Total common shareholder’s equity	1,430.4	1,369.3

Total Liabilities and Shareholder’s Equity	$3,301.4	$3,276.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 – telephone (937) 224-6000.

DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial, and governmental customers in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPL Energy Resources (DPLER), an affiliate, to satisfy the electric requirements of their retail customers.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 514,000 retail customers.  DP&L also purchases retail peak load requirements from DPL Energy LLC (DPLE), one of DPL’s wholly owned subsidiaries.  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.

DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly owned) include DPLE, which engages in the operation of peaking generating facilities; DPLER, which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance sources to us and our subsidiaries.   DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly owned and provides financing to DPL, DP&L, and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment - Electric.

Financial Statement Presentation

We prepare consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America.  The condensed consolidated financial statements include the accounts of DPL and DP&L and their majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.  Interim results for the three months and six months ended June 30, 2008 may not be indicative of our results that will be realized for the full year ending December 31, 2008.

Pursuant to the Securities and Exchange Commission (SEC) rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.  In the opinion of our management, the condensed consolidated financial statements in this report contain all adjustments necessary to fairly state our financial condition as of June 30, 2008; our results of operations for the three months and six months ended June 30, 2008; and our cash flows for the six months ended June 30, 2008 in accordance with GAAP.  Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the revenue and expenses of the periods reported.  We record liabilities for probable estimated losses in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.

Judgments and uncertainties affecting the application of these estimates may result in materially different amounts being reported under different conditions or circumstances that may affect our financial position and results of operations.  Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Reclassifications

During the quarter ended December 31, 2007, we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our prior period cash flow statements.  Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities.  Accordingly, the Condensed Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.  As a result of these reclassifications, cash provided by operating activities for DPL increased by $7.7 million from $112.4 million to $120.1 million for the six months ended June 30, 2007. This same adjustment also increased cash used for capital expenditures to $178.9 million from $171.2 million for the six months ended June 30, 2007.  Cash provided by operating activities for DP&L increased by $7.7 million from $137.9 million to $145.6 million for the six months ended June 30, 2007.  This same adjustment also increased cash used for capital expenditures to $177.0 million from $169.3 million for the six months ended June 30, 2007.  The reclassifications did not impact operating income or net income, working capital, any earnings per share measures, or net change in cash and cash equivalents as previously reported.

Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues in the accompanying Condensed Consolidated Statements of Results of Operations for the three months and six months ended June 30, 2008 and 2007, respectively, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007
State/local excise taxes	$11.7	$12.2	$26.1	$26.4

Recently Adopted Accounting Standards

Accounting for Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those standards.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 does not expand the use of fair value in any new circumstances.  SFAS 157 did not have a material effect on our overall results of operations, financial position, or cash flows.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Amendment of FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts”

We adopted Staff Position FIN 39-1, “Amendment of FASB Interpretation 39” (FSP FIN 39-1), on January 1, 2008.  FSP FIN 39-1 amends paragraph 10 of FIN 39 to “permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph.”  We do not have receivables or payables in relation to cash collateral.  All collateral either posted or received is in the form of a letter of credit or parental guarantee.  FSP FIN 39-1 did not have a material effect on our overall results of operations, financial position, or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

We adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), on January 1, 2008.  The FASB ratified the EITF consensus that a realized income tax benefit from dividends that are charged to retained earnings, and are paid to employees for equity classified non-vested equity shares, should be recognized as an increase in additional paid-in capital and should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 did not have a material effect on our overall results of operations, financial position, or cash flows.

Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R), effective for fiscal years beginning after December 15, 2008.  Under SFAS 141R, an acquiring entity in a business combination is required to recognize all assets acquired and liabilities assumed in the transaction.  The revised standard also establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed.  The rule requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination.  We have evaluated the impact of adopting SFAS 141R and have determined it will not have a material impact on our overall results of operations, financial position, or cash flows.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160), effective for fiscal years beginning after December 15, 2008.  SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interests.  We have evaluated the impact of adopting SFAS 160 and have determined it will not have a material impact on our overall results of operations, financial position, or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment to FASB Statement No. 133” (SFAS 161), effective for fiscal years beginning after November 15, 2008.  SFAS 161 requires an entity to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are currently evaluating SFAS 161 and do not expect these new rules to have a material impact on our overall results of operations, financial position, or cash flows.

GAAP Hierarchy

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), effective for fiscal years beginning after December 15, 2008.  SFAS 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  We have evaluated the impact of adopting SFAS 162 and have determined it will not have a material impact on our overall results of operations, financial position, or cash flows.

Participating Securities and Earnings per Share (EPS)

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method. We are currently evaluating the impact of adopting FSP EITF 03-6-1 and have not yet determined the significance of these new rules on our overall results of operations, financial position, or cash flows.

2.     Supplemental Financial Information

DPL Inc.

	At	At
	June 30,	December 31,
$ in millions	2008	2007

Accounts receivable, net:
Retail customers	$63.0	$71.7
Unbilled revenue	74.0	68.4
Partners in commonly-owned plants	60.1	56.7
PJM including financial transmission rights	23.1	23.2
Wholesale customers	9.3	12.7
Refundable franchise tax	—	5.2
Other	20.0	4.8
Provision for uncollectible accounts	(1.3)	(1.5)
Total accounts receivable, net	$248.2	$241.2

Inventories, at average cost:
Fuel and emission allowances	$70.3	$70.5
Plant materials and supplies	35.4	34.1
Other	0.2	0.4
Total inventories, at average cost	$105.9	$105.0

Other current assets:
Prepayments	$6.1	$5.9
Current deferred income taxes	3.0	2.1
Deposits and other advances	1.6	1.1
Other	7.3	2.7
Total other current assets	$18.0	$11.8

Property, plant and equipment:
Construction work in process	$208.7	$364.5
Property, plant and equipment	4,905.2	4,647.1
Total property, plant and equipment	$5,113.9	$5,011.6

Other deferred assets:
Master Trust assets	$13.0	$9.6
Prepaid pension	12.2	9.9
Unamortized debt expense	8.7	10.9
Investments	8.4	8.8
Commercial activities tax benefit	6.8	6.8
Other	0.4	0.5
Total other deferred assets	$49.5	$46.5

Accounts payable:
Trade payables	$75.6	$65.6
Fuel accruals	59.0	34.4
Other	55.3	63.1
Total accounts payable	$189.9	$163.1

Other current liabilities:
Customer security deposits	$19.6	$19.2
Low income service plan	2.3	2.2
Pension and retiree benefits payable	0.8	0.8
Other	5.0	5.0
Total other current liabilities	$27.7	$27.2

Other deferred credits:
Asset retirement obligations - regulated property	$94.2	$91.5
Pension and retiree benefits	39.4	40.6
SECA net revenue subject to refund	20.1	20.1
Deferred compensation obligations	16.0	20.4
Asset retirement obligations - generation property	12.6	12.5
Litigation and claims reserve	4.8	4.3
Employee benefit reserves	4.3	4.3
Customer advances in aid of construction	3.4	3.5
Taxes payable	—	65.3
Other	3.9	3.8
Total other deferred credits	$198.7	$266.3

2.     Supplemental Financial Information (continued)

DP&L

	At	At
	June 30,	December 31,
$ in millions	2008	2007

Accounts receivable, net:
Retail customers	$65.7	$71.8
Unbilled revenue	63.0	60.5
Partners in commonly-owned plants	60.1	56.7
PJM including financial transmission rights	23.1	23.1
Wholesale customers	1.9	3.5
Refundable franchise tax	—	3.1
Other	20.0	4.6
Provision for uncollectible accounts	(1.3)	(1.5)
Total accounts receivable, net	$232.5	$221.8

Inventories, at average cost:
Fuel and emission allowances	$70.3	$70.5
Plant materials and supplies	34.0	32.7
Other	0.2	0.4
Total inventories, at average cost	$104.5	$103.6

Other current assets:
Prepayments	$7.4	$7.5
Current deferred income taxes	3.0	2.1
Deposits and other advances	1.6	0.9
Other	7.5	2.9
Total other current assets	$19.5	$13.4

Property, plant and equipment:
Construction work in process	$208.3	$363.8
Property, plant and equipment	4,650.5	4,393.2
Total property, plant and equipment	$4,858.8	$4,757.0

Other deferred assets:
Master Trust assets	$44.4	$56.0
Prepaid pension	12.2	9.9
Unamortized debt expense	7.7	9.6
Other	0.9	1.1
Total other deferred assets	$65.2	$76.6

Accounts payable:
Trade payables	$75.6	$64.8
Fuel accruals	56.5	34.1
Other	55.0	63.0
Total accounts payable	$187.1	$161.9

Other current liabilities:
Customer security deposits	$19.6	$19.2
Low income service plan	2.3	2.2
Pension and retiree benefits payable	0.8	0.8
Other	5.0	4.7
Total other current liabilities	$27.7	$26.9

Other deferred credits:
Asset retirement obligations - regulated property	$94.2	$91.5
Pension and retiree benefits	39.3	40.5
SECA net revenue subject to refund	20.1	20.1
Deferred compensation obligations	16.0	20.4
Asset retirement obligations - generation property	12.6	12.5
Litigation and claims reserve	4.8	4.3
Employee benefit reserves	4.3	4.3
Customer advances in aid of construction	3.4	3.5
Taxes payable	—	65.3
Other	3.8	3.8
Total other deferred credits	$198.5	$266.2

2.     Supplemental Financial Information (continued)

DPL Inc.

	Six Months Ended June 30,
$ in millions	2008	2007
Cash flows - other:
Deposits and other advances	$0.2	$17.0
Other	1.6	3.3
Total cash flows - other	$1.8	$20.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$47.6	$58.7	$124.9	$114.8
Net change in unrealized gains (losses) on financial instruments	(0.2)	(1.9)	(0.4)	(1.5)
Net change in deferred gains (losses) on cash flow hedges	(1.3)	(0.8)	(4.7)	(4.4)
Net change in unrealized gains (losses) on pension and postretirement benefits	0.6	0.6	1.0	1.1
Deferred income taxes related to unrealized gains and (losses)	0.3	0.8	1.4	1.9
Comprehensive income	$47.0	$57.4	$122.2	$111.9

DP&L

	Six Months Ended June 30,
$ in millions	2008	2007

Cash flows - other:
Deposits and other advances	$—	$16.4
Other	(11.7)	1.9
Total cash flows - other	$(11.7)	$18.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$63.3	$59.1	$152.3	$128.9
Net change in unrealized gains (losses) on financial instruments	(2.1)	(8.8)	(10.3)	(0.4)
Net change in deferred gains (losses) on cash flow hedges	(1.3)	(0.8)	(4.7)	(4.4)
Net change in unrealized gains (losses) on pension and postretirement benefits	0.5	0.5	1.0	1.1
Deferred income taxes related to unrealized gains and (losses)	1.0	3.5	5.5	2.1
Comprehensive income	$61.4	$53.5	$143.8	$127.3

3.     Discontinued Operations

On February 13, 2005, DPL’s subsidiaries, MVE, Inc. (MVE) and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  During 2005, MVE and MVIC completed the sale of their interests in forty-three funds and a portion of another of those private equity funds.  During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The ownership interest in these funds was transferred in 2006 and 2007, at which time DPL recognized previously deferred gains.  During the three months ended March 31, 2007, the remaining $7.9 million ($4.9 million after tax) of deferred gains (net of associated expenses) relating to this transaction were recorded in discontinued operations.

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 11 of Notes to Condensed Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, restricted stock units, MVE incentives, stock options, and reimbursement of legal fees.  The reversal of accruals related to the performance of the financial asset portfolio was recorded in discontinued operations.  Additionally, a portion of the $25 million settlement expense was allocated to discontinued operations.  These transactions resulted in a gain of $8.1 million, net of associated expenses ($5.1 million after tax), on the settlement of litigation being recorded in discontinued operations during the three months ended June 30, 2007.

There were no discontinued operations recorded during the three months and six months ended June 30, 2008.

4.     Long-term Debt

DPL Inc.

	At	At
	June 30,	December 31,
$ in millions	2008	2007
DP&L - First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L - Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L - Pollution control series maturing 2040 - variable rate	—	90.0
DP&L - Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
	784.4	874.4

DPL Inc. - Note to Capital Trust II 8.125% due 2031	195.0	195.0
DPL Inc. - Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. - Senior Notes 8.00% Series due 2009	—	175.0
DP&L - Obligations for capital leases	0.9	1.3
Unamortized debt discount	(1.3)	(1.6)
Total	$1,276.4	$1,541.5

(a)   Weighted average interest rate at June 30, 2008 and December 31, 2007, respectively.

DP&L

	At	At
	June 30,	December 31,
$ in millions	2008	2007
DP&L - First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L - Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L - Pollution control series maturing 2040 - variable rate	—	90.0
DP&L - Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
	784.4	874.4

DP&L - Obligations for capital leases	0.9	1.3
Unamortized debt discount	(1.0)	(1.1)
Total	$784.3	$874.6

(a)   Weighted average interest rate at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $175.7 million through June 30, 2009; $0.7 million from July 1, 2009 through June 30, 2010; $0.2 million from July 1, 2010 through June 30, 2011; $297.4 million from July 1, 2011 through June 30, 2012; and none from July 1, 2012 through June 30, 2013.

At June 30, 2008, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.7 million through June 30, 2009; $0.7 million from July 1, 2009 through June 30, 2010; $0.2 million from July 1, 2010 through June 30, 2011; and none from July 1, 2011 through June 30, 2013.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

At June 30, 2008, the $175 million 8.00% Senior Notes due March 31, 2009 are reflected within the current portion of long-term debt in DPL’s Condensed Consolidated Balance Sheet.

On March 1, 2007, pursuant to our strategy of reducing long-term debt, DPL redeemed the $225 million 8.25% Senior Notes when they became due.  On May 15, 2008, DPL redeemed the $100 million 6.25% Senior Notes when they became due.

During the three months ended March 31, 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue, over the next three years, up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing is to be used to partially fund ongoing flue gas desulfurization (FGD) capital projects.  The Public Utilities Commission of Ohio (PUCO) approved DP&L’s application for this additional financing on July 26, 2006.

On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the Bonds, when due, is insured by an insurance policy issued by Financial Guaranty Insurance Company.  DP&L used the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing, and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen, and Stuart generating stations.

On November 15, 2007, the OAQDA issued $90 million of insured, collateralized, variable rate OAQDA Revenue bonds due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The variable interest rate on these bonds had been determined via a Dutch-auction that was reset every 35 days.  On April 4, 2008, these OAQDA Revenue bonds were converted from 35-day auction rate securities to 7-day variable rate demand notes (VRDNs).  At that time, the trustee, on behalf of DP&L, purchased all of the issued and outstanding bonds from the bondholders at par value and placed them in a custody account.  These bonds have not been legally cancelled and can be re-issued at the discretion of DP&L at any time.  These VRDNs were purchased using funds provided by DP&L’s revolving line of credit at a borrowing rate of LIBOR plus 0.27% and will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives.  Accordingly, at June 30, 2008, the $90 million variable rate OAQDA Revenue bonds are not treated as being outstanding in the Condensed Consolidated Balance Sheets for both DPL and DP&L.

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement replacing its $100 million facility.  This agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  As of June 30, 2008, the outstanding borrowings under this credit facility amounted to $90 million.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sub-limit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel, and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of June 30, 2008, DP&L had no outstanding letters of credit against the facility.  As reviewed in the preceding paragraph, on April 4, 2008, $90 million was drawn on this facility to purchase the VRDNs.

During the second quarter ended June 30, 2007, DPL provided a short-term loan to DP&L for $105 million.  DP&L paid down $15 million of this loan during the third quarter ended September 30, 2007, an additional $70 million during the fourth quarter ended December 31, 2007, and the final $20 million during the first quarter ended March 31, 2008.  This short-term loan did not violate any covenants in our other debt instruments.  There are no other intercompany debt collateralizations or debt guarantees between DPL, DP&L, and their affiliates.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

5.     Income Taxes

On June 27, 2008, we entered into a $42.0 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42 million payment will be made to the ODT by July 31, 2008.  Due to this settlement agreement, the balance of our unrecognized state tax liabilities recorded at March 31, 2008, in the amount of $56.3 million, was reversed resulting in a recorded income tax benefit of $8.5 million, net of federal tax impact, during the three months ended June 30, 2008.

DPL’s effective income tax rate for the three months ended June 30, 2008 was 22.9% as compared to 37.7% for the three months ended June 30, 2007.  DPL’s effective income tax rate for the six months ended June 30, 2008 was 32.3% as compared to 38.5% for the six months ended June 30, 2007.

DP&L’s effective income tax rate for the three months ended June 30, 2008 was 24.3% as compared to 37.6% for the three months ended June 30, 2007.  DP&L’s effective income tax rate for the six months ended June 30, 2008 was 32.1% as compared to 37.5% for the six months ended June 30, 2007.

The decreases in the effective tax rates for DPL and DP&L in both periods was primarily the result of the $8.5 million income tax benefit discussed above.

We currently have no uncertain tax positions but will continue to examine tax positions taken in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We recognize interest and penalties related to unrecognized tax positions in income taxes.  As of June 30, 2008, we do not have any interest accrued related to uncertain tax positions.

6.     Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  We also have unfunded liabilities related to retirement benefits for certain active, terminated, and retired key executives.  These liabilities totaled approximately $1.0 million at June 30, 2008 and $0.9 million at December 31, 2007.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits, while qualified employees who retired after 1987 are eligible for life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended June 30, 2008 and 2007 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2008	2007	2008	2007
Service cost	$0.8	$1.1	$—	$—
Interest cost	4.1	4.1	0.4	0.3
Expected return on assets (a)	(6.0)	(5.4)	(0.1)	(0.1)

Amortization of unrecognized:
Actuarial (gain) loss	0.7	0.9	(0.2)	(0.3)
Prior service cost	0.6	0.6	—	—
Transition obligation	—	—	—	0.1
Net periodic benefit cost	$0.2	$1.3	$0.1	$—

(a)       The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

The net periodic benefit cost of the pension and postretirement benefit plans for the six months ended June 30, 2008 and 2007 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2008	2007	2008	2007
Service cost	$1.6	$2.2	$—	$—
Interest cost	8.2	8.2	0.8	0.7
Expected return on assets (a)	(12.0)	(10.9)	(0.2)	(0.2)

Amortization of unrecognized:
Actuarial (gain) loss	1.4	1.8	(0.4)	(0.5)
Prior service cost	1.2	1.2	—	—
Transition obligation	—	—	—	0.1
Net periodic benefit cost	$0.4	$2.5	$0.2	$0.1

(a)       The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments:

$ in millions	Pension	Postretirement
2008	$9.9	$1.3
2009	$20.0	$2.6
2010	$20.3	$2.6
2011	$20.5	$2.5
2012	$21.0	$2.4
2013 – 2017	$110.6	$9.8

7.     Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007
Stock options	$—	$—	$—	$—
Restricted stock units	—	—	(0.1)	0.1
Performance shares	0.4	0.4	0.6	0.8
Restricted shares	0.1	0.1	0.2	0.1
Non-employee directors’ RSUs	0.1	0.1	0.2	0.1
Management performance shares	0.1	—	0.1	—
Share-based compensation included in operations and maintenance expense	$0.7	$0.6	$1.0	$1.1
Income tax benefit	(0.2)	(0.2)	(0.3)	(0.4)
Total share-based compensation, net of tax	$0.5	$0.4	$0.7	$0.7

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL believes it has sufficient treasury stock to satisfy all outstanding share-based awards.

Summarized share-based compensation activity for the six months ended June 30, 2008 and 2007 was as follows:

	Options		RSUs		Performance Shares
	2008	2007	2008	2007	2008	2007
Outstanding at beginning of year	946,500	5,091,500	22,976	1,345,995	142,108	154,768
Granted	—	—	—	—	93,298	74,714
Dividends	—	—	—	—	—	—
Exercised	(50,000)	(520,000)	(1,605)	—	—	(22,462)
Expired	—	—	—	—	(37,426)	(21,583)
Forfeited	—	(3,620,000)	(1,603)	(1,295,997)	(7,253)	(14,172)
Outstanding at period end	896,500	951,500	19,768	49,998	190,727	171,265
Exercisable at period end	896,500	941,500	—	—	—	—

	Restricted Shares		Director RSUs		Mgt. Performance Shares
	2008	2007	2008	2007	2008	2007
Outstanding at beginning of year	42,200	19,000	13,573	—	—	—
Granted	20,000	16,400	15,752	13,552	39,144	—
Dividends	—	—	382	99	—	—
Exercised	(1,000)	—	(13,721)	(142)	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	—	(1,553)	—	—
Outstanding at period end	61,200	35,400	15,986	11,956	39,144	—
Exercisable at period end	—	—	—	—	—	—

On May 28, 2008, the Board of Directors granted a compensation award for select management employees.  A total of 39,144 shares were granted.  The grants have a three year requisite service period from January 1, 2008 to December 31, 2010 and certain performance conditions during the performance period.  The Management Performance Shares can only be awarded in DPL common shares.

8.     Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (SFAS 157), which provides a framework for measuring fair value under GAAP.  SFAS 157 requires that the impact of this change in accounting for fair valued assets and liabilities be recorded as an adjustment to beginning retained earnings in the period of adoption.  We did not have any adjustments to beginning retained earnings at adoption.

FSP SFAS 157-2 allows for a deferral from the SFAS 157 disclosures for non-financial assets or liabilities until fiscal years beginning after November 15, 2008.  We did not elect this deferral and have disclosed an additional layer to an asset retirement obligation.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 inputs are defined as quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets and liabilities include equity securities held in various deferred compensation trusts and futures contracts that are traded in an active exchange market.

Level 2

Level 2 inputs are observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities include open-ended investment funds and forward contracts with quoted prices from over-the-counter (OTC) markets or direct broker quotes that are traded less frequently than exchange-traded instruments.

Level 3

Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Our Level 3 assets and liabilities include asset retirement obligations that are initially recognized at fair value.

Valuations of assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and performance risk.  With the issuance of SFAS 157, the accounting industry clarified that these values must also take into account our own credit standing.  We incorporate credit risk into valuations by requiring or posting margin as requested by/of counterparties.

The fair value of assets and liabilities measured on a recurring basis was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
			Level 1		Level 2		Level 3
			Based on Quoted
	Fair Value at		Prices in Active		Other Observable		Unobservable
	June 30, 2008		Market		Inputs		Inputs
$ in millions	DPL	DP&L (a)	DPL	DP&L (a)	DPL	DP&L	DPL	DP&L
Assets
Master Trust Assets	$12.9	$44.2	$—	$31.3	$12.9	$12.9	$—	$—
Derivative Assets	2.5	2.5	2.4	2.4	0.1	0.1	—	—
Total	$15.4	$46.7	$2.4	$33.7	$13.0	$13.0	$—	$—

Liabilities
Derivative Liabilities	$5.1	$5.1	$—	$—	$5.1	$5.1	$—	$—
Total	$5.1	$5.1	$—	$—	$5.1	$5.1	$—	$—

(a)       DP&L holds DPL stock in the Master Trust that is eliminated in consolidation.

Generally, for financial assets held by the Master Trust and for heating oil futures, fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as financial transmission rights where the quoted prices are from a relatively inactive market; forward power contracts which are valued using prices on the New York Mercantile Exchange (NYMEX) for similar contracts on the OTC market; and open-ended funds that are valued using the end of day Net Asset Value (NAV).

The fair value of assets and liabilities measured on a non-recurring basis was determined as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
			Level 1		Level 2		Level 3
			Based on Quoted		Based on
	Fair Value at		Prices in Active		Other Observable		Unobservable
	June 30, 2008		Market		Inputs		Inputs
$ in millions	DPL	DP&L	DPL	DP&L	DPL	DP&L	DPL	DP&L
Asset retirement obligations recorded during period	$0.2	$0.2	$—	$—	$—	$—	$0.2	$0.2

The fair value of an asset retirement obligation (ARO) is estimated by discounting expected cash outflows to their present value.  Cash outflows are based on approximate future disposal cost as determined by market information, historical information, or management judgment.  DP&L added an additional layer to the asbestos removal ARO in the amount of $0.2 million during the three months ended June 30, 2008 due to a change in estimate.

At June, 30, 2008, DPL had $40.1 million of investments in money market mutual funds classified as cash and cash equivalents in its Condensed Consolidated Balance Sheet.  The money market funds have quoted prices that are generally equivalent to par.

9.     Earnings per Share

Basic earnings per share (EPS) is based on the weighted-average number of DPL common shares outstanding during the year.  Diluted EPS is based on the weighted-average number of DPL common and common-equivalent shares outstanding during the year, except in periods where the inclusion of such common-equivalent shares is anti-dilutive.  Excluded from outstanding shares for these weighted-average computations are shares held by DP&L’s Master Trust Plan for deferred compensation and unreleased shares held by DP&L’s Employee Stock Ownership Plan (ESOP).

The following table represents common-equivalent shares excluded from the calculation of diluted EPS because they were anti-dilutive.  These shares may be dilutive in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2008	2007	2008	2007

Common equivalent shares	0.3	—	0.3	—

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income after discontinued operations:

	Three Months Ended June 30,
	2008			2007
$ in millions except per	Net		Per	Net		Per
share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$47.6	109.4	$0.43	$58.7	107.9	$0.54

Effect of Dilutive Securities:
Restricted stock units		—			0.7
Warrants		7.7			9.9
Stock options, performance and restricted shares		0.2			1.0

Diluted EPS	$47.6	117.3	$0.41	$58.7	119.5	$0.49

	Six Months Ended June 30,
	2008			2007
$ in millions except per	Net		Per	Net		Per
share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$124.9	109.4	$1.14	$114.8	107.7	$1.07

Effect of Dilutive Securities:
Restricted stock units		—			1.0
Warrants		7.2			9.5
Stock options, performance and restricted shares		0.2			1.2

Diluted EPS	$124.9	116.8	$1.07	$114.8	119.4	$0.96

10.  Commitments and Contingencies

Contractual Obligations

There have been no material changes, outside the ordinary course of business, to the information disclosed in the contractual obligations table in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007 except those relating to the following transactions:

•                  On April 4, 2008, DP&L repurchased all of the issued and outstanding $90 million variable rate OAQDA Revenue bonds from the bondholders and placed them in a custody account.  This transaction is further discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.

•                  On June 27, 2008, DPL entered into a $42 million settlement agreement with the ODT resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42 million payment will be made to the ODT by July 31, 2008.  This transaction is further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

•                  At December 31, 2007, DP&L had contractual obligations relating to the installation of FGD equipment in the amount of $144 million.  During the three months ended June 30, 2008, the installation of FGD equipment on Stuart station units 1 and 2 was substantially completed and the equipment put into test operation.  The open contractual obligations relating to the installation of FGD equipment was therefore reduced to $32.1 million at June 30, 2008.  It is expected that these open contractual obligations will be satisfied within the next twelve months.

Commercial Commitments

With the exception of the transactions discussed in the preceding paragraph, there have been no other material changes, outside the ordinary course of business, to our commercial commitments as disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2008, cannot be reasonably determined.

Coal Supply Agreement

In February 2007 we filed a lawsuit against a coal supplier seeking damages incurred due to the supplier’s failure to supply approximately 1.5 million tons of coal to two jointly owned plants under a coal supply agreement, of which approximately 570 thousand tons is our share.  The supplier has denied liability and while trial is scheduled for November 2008, we are also attempting to resolve this dispute through mediation.  We are unable to determine the ultimate resolution of this matter at this time.  In accordance with accounting for gain contingencies, we will not record an amount for this matter until it is resolved.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We have been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  We record liabilities for probable estimated loss in accordance with SFAS 5 as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations and financial position.

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, including depositions, and most expert reports have been submitted.  Settlement negotiations are ongoing.

Notices of Violation Involving Wholly-Owned Plants

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the O.H. Hutchings station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA and Ohio EPA, and DP&L has provided data to those agencies regarding its maintenance expenses and operating results and recommendations that had previously been made by consultants to DP&L.  Additional information was provided to the U.S. Department of Justice (US DOJ) in response to a request made on January 28, 2008.  DP&L met with the US DOJ and USEPA on July 15, 2008 to discuss a possible resolution of this matter.  A settlement of this matter could include a combination of capital projects, future commitments for compliance, and civil penalties of an unspecified amount.  At this time, DP&L is unable to determine the timing, costs, or method by which the issues may be resolved.

Notices of Violation Involving Co-Owned Plants

On March 13, 2008, Duke Energy Ohio Inc., the operator of the Zimmer generating station, received a NOV and a Finding of Violation from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the Station in areas including SO2, opacity, and increased heat input.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of this matter.  Duke Energy Ohio Inc. is expected to act on behalf of itself and the co-owners with respect to this matter.  At this time, DP&L is unable to determine whether any additional actions will take place with respect to this matter.

Environmental Regulation and Litigation Related to Air Quality

On February 8, 2008, a three-judge panel of the Court of Appeals, D.C. Circuit, struck down the USEPA regulations that were designed to establish a trading program for mercury emissions, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” mercury as a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  The USEPA and a group representing utilities filed a request for rehearing en banc (i.e., a rehearing before all the D.C. Circuit judges).  That request was denied on May 20, 2008.  The parties have a 90-day window to file a petition for certiorari with the U.S. Supreme Court (until August 20, 2008).  If the petition is not filed by the parties or if it is not accepted by the Supreme Court, or if the Supreme Court grants certiorari and upholds the D.C. Circuit’s decision, EPA will have to move forward to set Maximum Available Control Technology (MACT) standards for coal- and oil-fired electric generating units.  It is likely the EPA would take at least three years to gather new data to promulgate updated MACT standards and another three years for the regulations to become effective.  At this time, DP&L is unable to determine the impact of promulgation of new MACT standards on its financial position or results of operations.

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA’s Clean Air Interstate Rule (CAIR) and its associated Federal Implementation Plan. This decision remands these issues back to the USEPA.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual nitrogen oxide (NOx) emission allowances and made modifications to an existing trading program for sulfur dioxide (SO2) that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program.  In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.   The overall impact of the court’s decision, and the actions the EPA will take in response to this decision, on DPL and DP&L is not known at this time, however, the court’s decision may impact future sales of excess allowances. We do not expect this decision to have a material effect on our financial position.

Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004, the USEPA issued final rules pursuant to the CAA governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the court issued an opinion, on January 25, 2007, remanding several aspects of the rule to USEPA for reconsideration.  Several parties petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Briefs will be submitted to the Court this summer and oral arguments will likely be held in November or December 2008 with a potential decision rendered in 2009.

On February 5, 2008, we received a letter from Ohio EPA indicating that they intend to impose a compliance schedule, as part of the final National Pollutant Discharge Elimination System (NPDES) Permit, that requires us to implement one of two diffuser options for the discharge of water from the Stuart station into the Ohio River as identified in the thermal discharge study conducted pursuant to requirements contained in a previous permit. The two diffuser options identified by Ohio EPA could cost approximately $33 million based on preliminary cost estimates, of which our pro-rata ownership share would be approximately $11.5 million.  On March 6, 2008, representatives from DP&L met with Ohio EPA to discuss the issue and reiterate the Company’s position that diffusers were not cost-effective.  We agreed to explore other potential solutions and share findings with Ohio EPA.

11.  Executive Litigation

On May 21, 2007, we settled litigation with three of our former executives.  As part of this settlement, these former executives relinquished and dismissed all their claims, including those related to certain deferred compensation, RSUs, MVE incentives, stock options and legal fees.  The RSUs and stock options relinquished and forfeited were 1.3 million and 3.6 million, respectively.  Prior to the settlement date, DPL had accrued obligations of approximately $64.2 million, of which DP&L had accrued obligations of approximately $60.3 million.  Included in these amounts was approximately $3.1 million associated with the forfeiture of stock options.  In exchange for our payment of $25 million, all of these claims were settled.  The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation.

As a result of this settlement, DPL realized a net pre-tax gain in continuing and discontinued operations of approximately $31.0 million and $8.1 million, respectively.  The net gain was comprised of the reversal of the $64.2 million of accrued obligations less the $25 million settlement.  The obligations related to the discontinued operations were associated with the management of DPL’s financial asset portfolio, which was conducted in MVE.  The MVE operations were discontinued in 2005 with the sale of the financial asset portfolio.  The $25 million settlement expense was allocated between continuing and discontinued operations based on the proportionate share of continuing and discontinued obligations.

Similarly, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.  Accrued obligations associated with the former executives’ litigation were recorded by DP&L since the obligations were associated with our non-qualified benefit plans.  DP&L had no ownership of DPL’s discontinued financial asset portfolio business; therefore, these liabilities were reversed and DP&L’s net pre-tax gain was recorded within continuing operations.

As part of this transaction, DPL and DP&L recorded a $3.2 million realized gain which was reflected in investment income during the three months ended June 30, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 94% of DPL’s total consolidated asset base.  Throughout this report the terms “we,” “us,” “our,” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in this section.

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas, oil, and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; performance of our suppliers and other counterparties; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels and regulations, rate structures or tax laws; changes in federal and/or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development of Regional Transmission Organizations (RTOs), including PJM Interconnection, L.L.C. (PJM) to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in our purchasing processes, pricing, delays, employee, contractor, and supplier performance and availability; significant delays associated with large construction projects;

growth in our service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; and the risks and other factors discussed in DPL’s and DP&L’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of the document in which they are made.  We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related footnotes included in Part 1 – Financial Information.

BUSINESS OVERVIEW

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 – telephone (937) 224-6000.

DPL’s principal subsidiary is DP&L.  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPL Energy Resources (DPLER), an affiliate, to satisfy the electric requirements of their retail customers.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 514,000 retail customers.  DP&L also purchases retail peak load requirements from DPL Energy LLC (DPLE), one of DPL’s wholly owned subsidiaries.  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.

DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly owned) include DPLE, which engages in the operation of peaking generating facilities; DPLER, which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance sources to us and our subsidiaries.   DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly owned and provides financing to DPL, DP&L and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment - Electric.

As we look forward, there are a number of issues that we believe may have a significant impact on our business and operations described above.  The following issues mentioned below are not meant to be exhaustive but to provide insight to matters that have or are likely to have an effect on our industry and business:

•                  Clean Air Interstate Rule (CAIR) decision by the U.S. Court of Appeals for the District of Columbia Circuit

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the United States Environmental Protection Agency’s (USEPA) CAIR and its associated Federal Implementation Plan. This decision remands these issues back to the USEPA.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual nitrogen oxide (NOx) emission allowances and made modifications to an existing trading program for sulfur dioxide (SO2) that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program.  The court’s decision may impact future sales of excess allowances, however, we do not expect this decision to have a material effect on our financial position.

•                  Ohio Senate Bill 221

On May 1, 2008, substitute Senate Bill 221, an Ohio electric energy bill, was signed by the Governor and will become effective July 31, 2008.  This bill is further discussed in the Updates/Other Matters section below.  We are currently in the process of reviewing the bill and evaluating its ramifications.  While the overall financial impact of this new legislation on DPL and DP&L will not be known for some time, implementation of the new legislation by DPL and DP&L may materially impact our financial condition.

•                  Greenhouse Gases

The rules issued by the USEPA and Ohio Environmental Protection Agency (Ohio EPA) that require substantial reductions in sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury emissions may impact our business and operations.  We are installing (and have installed) emission control technology and are taking other measures to comply with required reductions.

In addition to the requirements related to emissions of SO2, NOX and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide (CO2).  This concern has led to increased interest in legislation at the federal level and actions at the state level as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the USEPA has the authority to regulate CO2 emissions from motor vehicles under the Clean Air Act (CAA).  Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of CO2 and other greenhouse gases on generation facilities, the cost of such reductions could be material.

•                  Fuel Prices

Recently, the coal market has experienced significant price increases.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel for our anticipated electric sales.  We have entered into contracts to hedge our exposure to fuel requirements and other energy-related commodities.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent our suppliers do not meet their contractual commitments or we are not hedged against price volatility, our results of operations, financial position, or cash flows could be materially affected.

•                  Credit Market

The current global credit crisis may adversely affect our business and financial results.  During 2007, higher interest rates, falling property prices, and a significant increase in the number of sub-prime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and the six months ended June 30, 2008.  The anticipated future delinquencies among high-risk, or sub-prime, borrowers in the United States is expected to continue in the foreseeable future.  The widespread dispersion of credit risk related to mortgage delinquencies and defaults through the securitization of mortgage-backed securities (MBS), sales of collateralized debt obligations (CDOs) and the creation of structured investment vehicles (SIVs), as well as the unclear impact on large banks of MBS, CDOs, and SIVs, caused banks to reduce their loans to each other or make them at higher interest rates.  Similarly, the ability of corporations to obtain funds through the issuance of debt was negatively impacted.  We issue debt to cover the costs of certain of our operations and expenditures and the inability to issue such debt on reasonable terms, or at all, could negatively affect our business and financial results.  See Note 4 of Notes to Condensed Consolidated Financial Statements which discusses recent actions taken by DP&L associated with its auction rate securities.

UPDATES / OTHER MATTERS

Competition and Regulation Updates

Ohio Matters Updates

Ohio Retail Rates

On May 1, 2008, substitute Senate Bill 221, an Ohio electric energy bill, was signed by the Governor and will become effective July 31, 2008.  This new law states that all Ohio distribution utilities must file either an electric security plan or a market rate option to be in effect January 1, 2009.  Under the market rate option, the retail generation price will be set by a periodic competitive bid process after the utility demonstrates that it can meet certain market criteria and bid requirements set out in the bill.  Also, under this option, utilities that still own generation in the state are required to phase in the market rate option over a period of not less than five years.  An electric security plan which may allow for adjustments to the standard offer for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its electric security plan, the utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  On July 2, 2008, the Public Utilities Commission of Ohio (PUCO) issued the first set in a series of rules related to implementation of the new law, including what information must be included in an electric security plan as well as a market rate option.  DP&L is preparing to file its comments on the rules.

This new law contains annual targets relating to advanced energy portfolio standards, renewable energy, and energy efficiency standards.  The standards require that by the year 2025, 25% of the total number of kilowatt hours of electricity sold by the utility to retail electric consumers must come from alternative energy resources, which include “advanced energy resources” such as distributed generation, clean coal, advanced nuclear, energy efficiency, and fuel cell technology; and “renewable energy resources” such as solar, hydro, wind, geothermal, and biomass. At least half of the 25% must be generated from renewable energy resources, including 0.5% from solar energy.   In addition, the proposed bill requires annual energy efficiency reductions that reach 22.3% by 2025 and peak demand reduction requirements that reach 7.75% by 2018.  The advanced energy portfolio and energy efficiency standards begin to phase in during 2009, with increases in requirement percentages each year.  If any targets are not met, compliance penalties will apply.  Rules relating to implementation of these targets are expected to be issued later this summer.  While the overall financial impact of this bill will not be known for some time, implementation of the bill could have a material impact on our financial condition.

Federal Matters Updates

As a member of PJM, DP&L is subject to charges and costs associated with PJM operations as approved by the Federal Energy Regulatory Commission (FERC).  FERC Orders issued in 2007, regarding the allocation of costs of large transmission facilities within PJM, could result in additional costs being allocated to DP&L of approximately $12 million or more annually by 2012.  DP&L filed a notice of appeal to the U.S. Court of Appeals, D.C. Circuit on March 18, 2008.  The appeal has been consolidated with other appeals taken by other interested parties of the same FERC Orders and the consolidated cases have been assigned to the 7th Circuit.  The Company cannot predict the outcome or timing of a decision in the appeals.

As a member of PJM, the value of DP&L’s generation capacity is affected by changes in and the clearing results of the PJM capacity construct.  The construct utilizes a Reliability Pricing Model (RPM) that changes the way generation capacity is priced and planned for by PJM.  PJM held a series of auctions with the most recent taking place in May 2008 for the 2011/2012 planning year.  The results of these auctions have not had a material impact on our results of operations, financial position or cash flows.  The FERC decisions establishing RPM have been appealed by various entities to a Federal appeals court.  RPM remains in effect pending the outcome of the appeal.  DP&L has intervened and supports the FERC decisions.  On March 19, 2008, a large coalition of consumers filed a motion to request a FERC Technical Conference to evaluate whether the RPM construct is performing as expected, and proposed that the RPM market should be modified or replaced.  In a related, but separate action, many of the same group of consumers filed a complaint, on May 30, 2008, alleging that bidding approaches and others actions taken by unspecified market participants have resulted in unjust and unreasonable rates of $26 billion across PJM.  The complaint seeks reduced RPM capacity prices beginning June 1, 2008.  On July 3, 2008, DP&L filed in opposition to the complaint individually and as part of a coalition of companies.  DP&L is unable to predict the eventual outcome of the proceeding.

On September 28, 2007, the Internal Revenue Service (IRS) published proposed regulations which would change the treatment of transactions involving the provision of insurance between members of a consolidated tax group.  If adopted, these regulations would affect the tax position previously held by Miami Valley Insurance Company (MVIC), our captive insurance company, that provides insurance to us and our subsidiaries.  The IRS requested comments by December 27, 2007.  MVIC filed comments as part of a coalition formed for this purpose which included captive insurance companies and parent companies, captive insurance industry associations and insurance departments of numerous states which have captive insurance regulations.  These entities all opposed the IRS’ proposed regulations.  After review of all comments received, on February 20, 2008, the IRS withdrew the part of its proposed regulation that would have eliminated the current taxation structure of single-parent captive insurance companies filing a consolidated tax return with their parent.  Therefore, there has been no adverse impact on DPL, DP&L, or MVIC.

In April 2008, DPL was notified that the IRS would audit its 2005 federal income tax return.  That IRS audit has commenced and DPL cannot determine the outcome of the audit.

Environmental Updates

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.

As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”
(SFAS 5), as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.   DPL, through its wholly owned captive insurance subsidiary MVIC, has an actuarially calculated reserve for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

Sierra Club Litigation Update

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, including depositions, and most expert reports have been submitted.  Settlement negotiations are ongoing.

Notices of Violation Involving Wholly Owned Plants

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the O.H. Hutchings station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA and Ohio EPA, and DP&L has provided data to those agencies regarding its maintenance expenses and operating results and recommendations that had previously been made by consultants to DP&L.  Additional information was provided to the U.S. Department of Justice in response to a request made on January 28, 2008.  DP&L met with the US DOJ and USEPA on July 15, 2008 to discuss a possible resolution of this matter.  A settlement of this matter could include a combination of capital projects, future commitments for compliance and civil penalties of an unspecified amount.  At this time, DP&L is unable to determine the timing, costs, or method by which the issues may be resolved.

Notices of Violation Involving Co-Owned Plants

On March 13, 2008, Duke Energy Ohio Inc., the operator of the Zimmer generating station, received a NOV and a Finding of Violation from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the Station in areas including SO2, opacity, and increased heat input.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of this matter.  Duke Energy Ohio Inc. is expected to act on behalf of itself and the co-owners with respect to this matter.  At this time, DP&L is unable to determine whether any additional actions will take place with respect to this matter.

Environmental Regulation and Litigation Related to Air Quality

On February 8, 2008, a three-judge panel of the Court of Appeals, D.C. Circuit, struck down the USEPA regulations that were designed to establish a trading program for mercury emissions, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” mercury as a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  The USEPA and a group representing utilities filed a request for rehearing en banc (i.e., a rehearing before all the D.C. Circuit judges).  That request was denied on May 20, 2008.  The parties have a 90-day window to file a petition for certiorari with the U.S. Supreme Court (until August 20, 2008).  If the petition is not filed by the parties or if it is not accepted by the Supreme Court, or if the Supreme Court grants certiorari and upholds the D.C. Circuit’s decision, EPA will have to move forward to set Maximum Available Control Technology (MACT) standards for coal- and oil-fired electric generating units.  It is likely the EPA would take at least three years to gather new data to promulgate updated MACT standards and another three years for the regulations to become effective.  At this time, DP&L is unable to determine the impact of promulgation of new MACT standards on its financial position or results of operations.

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA’s CAIR and its associated Federal Implementation Plan. This decision remands these issues back to the USEPA.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program.  In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.   The overall impact of the court’s decision, and the actions the EPA will take in response to this decision, on DPL and DP&L is not known at this time, however, the court’s decision may impact future sales of excess allowances. We do not expect this decision to have a material effect on our financial position.

Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007 remanding several aspects of the rule to USEPA for reconsideration.  Several parties petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Briefs will be submitted to the Court this summer and oral argument will likely be held in November or December 2008.  A decision may be rendered in 2009.

On February 5, 2008, we received a letter from Ohio EPA indicating that they intend to impose a compliance schedule, as part of the final National Pollutant Discharge Elimination System (NPDES) Permit, that requires us to implement one of two diffuser options for the discharge of water from the Stuart station into the Ohio River as identified in the thermal discharge study conducted pursuant to requirements contained in a previous permit.  The two diffuser options identified by Ohio EPA could cost approximately $33 million based on preliminary cost estimates, of which our pro-rata share would be approximately $11.5 million.  On March 6, 2008, representatives from DP&L met with Ohio EPA to discuss the issue and reiterate our position that diffusers were not cost-effective.  We agreed to explore other potential solutions and share findings with Ohio EPA.

FGD Project Implementation

Installation of the flue gas desulfurization (FGD) equipment on Stuart station units 1 and 2 was completed during the three months ended June 30, 2008.  The equipment is currently in physical test operation which is expected to be finalized during the third quarter of 2008.

FINANCIAL OVERVIEW

As more fully discussed in later sections of this Form 10-Q, the following were significant themes and events for the three months and six months ended June 30, 2008:

•                  During the three months and six months ended June 30, 2008, DP&L sold excess emission allowances to various counterparties realizing total net gains of $4.0 million and $30.5 million, respectively.

•                  DPL’s revenues for both the three months and six months ended June 30, 2008 increased 10% over the same periods in 2007 mainly due to the effect of the environmental investment rider combined with wholesale and capacity revenue increases.  For the three months and six months ended June 30, 2008, DPL’s fuel costs, excluding the gains from the sale of emission allowances discussed above, increased by 12% and 4%, respectively, over the same periods in 2007, mainly due to an increase in generation output.  For the three months and six months ended June 30, 2008, purchased power costs increased by 3% and 25%, respectively, mainly due to increased capacity charges.  Operation and maintenance expense increased 13% for the three months ended June 30, 2008, primarily due to a 2007 $14.5 million insurance recovery, as well as a 2007 net gain of $6.0 million realized from the sale of DPL’s corporate aircraft.  Operation and maintenance expense remained relatively flat over the six month periods.

•                  DP&L’s revenues for both the three months and six months ended June 30, 2008 increased 10% over the same periods in 2007 mainly due to the effect of the environmental investment rider combined with wholesale and capacity revenue increases.  For the three months and six months ended June 30, 2008, DP&L’s fuel costs, excluding the gains from the sale of emission allowances discussed above, increased by 10% and 3%, respectively, over the same periods in 2007, mainly due to an increase in generation output.  For the three months and six months ended June 30, 2008, purchased power costs increased by 5% and 26%, respectively, mainly due to increased capacity charges.  Operation and maintenance expense decreased 9% and 5% for the three months and six months ended June 30, 2008, respectively.

•                  On June 27, 2008, we entered into a $42.0 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42 million payment will be made to the ODT by July 31, 2008.  Due to this settlement agreement, the balance of our unrecognized state tax liabilities recorded at March 31, 2008, in the amount of $56.3 million, was reversed resulting in a recorded income tax benefit of $8.5 million, net of federal tax impact, during the three months ended June 30, 2008.

RESULTS OF OPERATIONS – DPL Inc.

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of DP&L and all of DP&L’s consolidated subsidiaries.  DP&L provides approximately 99% of the total revenues of DPL.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights – DPL

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007

Revenues:
Retail	$287.0	$284.2	$605.1	$588.7
Wholesale	39.8	30.4	96.9	87.1
RTO revenues	28.2	21.5	53.1	37.2
Capacity revenues	20.7	4.3	33.9	4.3
Other revenues	3.1	2.7	5.9	5.5
Total revenues	$378.8	$343.1	$794.9	$722.8

Cost of revenues:
Fuel	$72.4	$64.8	$160.8	$155.0
Gains from sale of emission allowances (a)	(4.0)	(1.3)	(30.5)	(1.2)
Purchased power	54.4	66.2	113.4	106.0
RTO charges (b)	12.6	13.0	24.5	25.4
Capacity charges (b)	19.1	4.0	31.2	4.0
Gross margins (c)	$224.3	$196.4	$495.5	$433.6

Gross margin as a percentage of revenues	59%	57%	62%	60%

Operating income	$85.6	$69.4	$228.3	$172.9

Basic earnings per share:
Continuing operations	$0.43	$0.50	$1.14	$0.98
Discontinued operations	$—	$0.04	$—	$0.09
Total basic	$0.43	$0.54	$1.14	$1.07

(a)              Gains from the sale of emission allowances are included in fuel costs in the Condensed Consolidated Statements of Results of Operations.

(b)              RTO and capacity charges are included in total purchased power in the Condensed Consolidated Statements of Results of Operations.

(c)               For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. – Revenues

Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, DPL’s retail sales volume is impacted by the number of heating and cooling degree days occurring during a year.  Since DPL plans to utilize its internal generating capacity to supply its retail customers’ needs first, increases in retail demand will decrease the volume of internal generation available to be sold in the wholesale market and vice versa.

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DPL’s wholesale sales volume each hour of the year include wholesale market prices; DPL’s retail demand; retail demand elsewhere throughout the entire wholesale market area; DPL and non-DPL plants’ availability to sell into the wholesale market and weather conditions across the multi-state region. DPL’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities not being utilized to meet its retail demand.

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2008 vs. 2007	2008 vs. 2007

Retail
Rate	$16.9	$25.4
Volume	(14.8)	(9.5)
Other	0.7	0.5
Total retail change	$2.8	$16.4

Wholesale
Rate	$11.5	$23.2
Volume	(2.1)	(13.4)
Total wholesale change	$9.4	$9.8

RTO and other
RTO and other revenues	$23.5	$45.9

Total revenues	$35.7	$72.1

For the three months ended June 30, 2008, revenues increased $35.7 million, or 10%, to $378.8 million from $343.1 million for the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales and an increase in RTO revenue, partially offset by lower retail and wholesale sales volume.  Retail revenues increased $2.8 million resulting primarily from a 6% increase in average retail rates due largely to the second phase of the environmental investment rider (EIR), partially offset by a 5% decrease in sales volume.  This resulted in a favorable $16.9 million price variance and an unfavorable $14.8 million sales volume variance for retail revenues.  Wholesale revenues increased $9.4 million for the three months ended June 30, 2008 primarily as a result of a 41% increase in wholesale average rates, partially offset by a 7% decrease in sales volume.  This resulted in a favorable $11.5 million wholesale price variance and an unfavorable $2.1 million volume variance.  For the three months ended June 30, 2008, RTO and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $23.5 million compared to the same period in the prior year.  This increase primarily resulted from additional income of $16.4 million and $6.7 million realized from the PJM capacity auction and PJM transmission and congestion revenues, respectively.

For the six months ended June 30, 2008, revenues increased $72.1 million, or 10%, to $794.9 million from $722.8 million for the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales and an increase in RTO revenue, partially offset by lower retail and wholesale sales volume.  Retail revenues increased $16.4 million resulting primarily from a 4% increase in average retail rates due largely to the second phase of the environmental investment rider (EIR), partially offset by a 2% decrease in sales volume.  This resulted in a favorable $25.4 million price variance and an unfavorable

$9.5 million sales volume variance for retail revenues.  Wholesale revenues increased $9.8 million for the six months ended June 30, 2008 primarily as a result of a 32% increase in wholesale average rates, partially offset by a 15% decrease in sales volume.  This resulted in a favorable $23.2 million wholesale price variance and an unfavorable $13.4 million volume variance.  For the six months ended June 30, 2008, RTO and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $45.9 million compared to the same period in the prior year.  This increase primarily resulted from additional income of $29.6 million and $15.9 million realized from the PJM capacity auction and PJM transmission and congestion revenues, respectively.

DPL Inc. – Cost of Revenues

Fuel costs, which include coal net of sales, gas, oil, and emission allowance sales and costs, increased $4.9 million, or 8%, in the three months ended June 30, 2008 compared to the same period in 2007, primarily due to a 15% increase in generation output, partially offset by an increase in net gains of $2.7 million realized from the sale of DP&L’s excess emission allowances.  Purchased power increased $2.9 million in the three months ended June 30, 2008 compared to the same period in 2007.  The increase in purchased power primarily results from a $25.3 million increase relating to higher average market rates and a $15.1 million increase in RTO capacity charges, partially offset by a $37.1 million decrease relating to lower volumes of purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unanticipated outages, or when market prices are below the marginal costs associated with our generating facilities.

Fuel costs, which include coal net of sales, gas, oil, and emission allowance sales and costs, decreased $23.5 million, or 15%, in the six months ended June 30, 2008 compared to the same period in 2007, primarily due to an increase in net gains of $29.3 million realized from the sale of DP&L’s excess emission allowances, partially offset by an increase in the usage of fuel due mainly to a 5% increase in generation output.    Purchased power increased $33.7 million in the six months ended June 30, 2008 compared to the same period in 2007.  The increase in purchased power primarily results from a $47.4 million increase relating to higher average market rates and a $27.2 million increase in RTO capacity charges, partially offset by a $40.0 million decrease relating to lower volumes of purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unanticipated outages, or when market prices are below the marginal costs associated with our generating facilities.

DPL Inc. – Gross Margins

For the three months ended June 30, 2008, gross margin of $224.3 million increased $27.9 million, or 14%, from $196.4 million in the same period of the prior year.  As a percentage of total revenues, gross margin increased to 59% in 2008 compared to 57% in 2007.

For the six months ended June 30, 2008, gross margin of $495.5 million increased $61.9 million, or 14%, from $433.6 million in the same period of the prior year.  As a percentage of total revenues, gross margin increased to 62% in 2008 compared to 60% in 2007.

These gross margin results reflect the impact of revenues and cost of revenues discussed above.

DPL Inc. – Operation and Maintenance

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2008 vs. 2007	2008 vs. 2007
Insurance settlement	$14.5	$14.5
Gain on sale of corporate aircraft	6.0	6.0
Generating facilities operating expenses	4.7	4.5
Legal costs	(10.1)	(15.9)
Boiler maintenance costs	(4.6)	(1.5)
Turbine maintenance costs	(1.1)	0.1
Deferred compensation (mark-to-market adjustments)	(0.5)	(6.4)
Other, net	(0.6)	0.1
Total operation and maintenance expense	$8.3	$1.4

For the three months ended June 30, 2008, operation and maintenance expense increased $8.3 million, or 13%, compared to the same period in 2007.  This variance was primarily the result of a $14.5 million insurance settlement in 2007 reimbursing us for legal fees relating to the litigation with the three former executives, the gain on sale of the corporate aircraft of $6.0 million which was also realized in 2007, and an increase of $4.7 million in operating expenses for the generating facilities.  These increases were partially offset by a $10.1 million decrease in legal costs due largely to the litigation settlement with three of our former executives in May 2007, and decreased costs for boiler and turbine maintenance of $4.6 million and $1.1 million, respectively.

For the six months ended June 30, 2008, operation and maintenance expense increased $1.4 million, or 1%, compared to the same period in 2007.  This variance was primarily the result of a $14.5 million insurance settlement in 2007 reimbursing us for legal fees relating to the litigation with the three former executives, the gain on sale of the corporate aircraft of $6.0 million which was also realized in 2007, and an increase of $4.5 million in operating expenses for the generating facilities.  These increases were partially offset by a $15.9 million decrease in legal costs due largely to the litigation settlement with three of our former executives in May 2007, a $6.4 million decrease in deferred compensation costs (mark-to-market adjustments) primarily associated with deferred compensation liabilities for the former executives, and a $1.5 million decrease in boiler maintenance costs.

DPL Inc. – General Taxes

For the three months ended June 30, 2008, general taxes increased $5.0 million, to $32.5 million, compared to the same period in 2007.  This increase was primarily the result of increased property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

For the six months ended June 30, 2008, general taxes increased $6.8 million, to $62.3 million, compared to the same period in 2007.  This increase was primarily the result of increased property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

DPL Inc. – Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  In exchange for our payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, restricted stock units (RSUs), MVE incentives, stock options, and legal fees.  As a result of this settlement, during the second quarter ended June 30, 2007, DPL realized a net pre-tax gain in continuing operations of approximately $31.0 million.

DPL Inc. – Investment Income

For the three months ended June 30, 2008, investment income decreased $4.4 million, to $0.9 million, compared to the same period in 2007.  This decrease was primarily the result of $3.2 million gains realized in 2007 from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives, as well as lower cash and short-term investment balances combined with overall lower market yields on investments in 2008 compared to 2007.

For the six months ended June 30, 2008, investment income decreased $5.7 million, to $2.6 million, compared to the same periods in 2007.  This decrease was primarily the result of $3.2 million gains realized in 2007 from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives, as well as lower cash and short-term investment balances combined with overall lower market yields on investments in 2008 compared to 2007.

DPL Inc. – Interest Expense

Interest expense for the three months ended June 30, 2008 increased $5.6 million, or 29%, compared to the same period in 2007 resulting primarily from lower capitalized interest and the write-off of unamortized debt issuance costs relating to DP&L’s $90 million variable rate pollution control bonds following their repurchase from the bondholders on April 4, 2008.  The increases were partially offset by the redemption of the $100 million 6.25% Senior Notes in May 2008.

Interest expense for the six months ended June 30, 2008 increased $3.5 million, or 8%, compared to the same period in 2007 resulting primarily from lower capitalized interest, additional interest expense associated with DP&L’s $90 million variable rate pollution control bonds issued November 15, 2007, and the write-off of unamortized debt issuance costs relating to the above-mentioned pollution control bonds following their repurchase from the bondholders on April 4, 2008.  These increases were partially offset by the redemption of the $225 million 8.25% Senior Notes in March 2007 and the $100 million 6.25% Senior Notes in May 2008.

DPL Inc. – Other Income (Deductions)

Other Income (Deductions) for the three months ended June 30, 2008 did not experience any significant fluctuations from the same period of the prior year.

For the six months ended June 30, 2008, other deductions of $0.5 million changed from other income of $0.6 million recorded for the same period of the prior year.  This change from other income to other deductions primarily resulted from $0.7 million of gains realized from the sale of NOx allowances in the same period of 2007.

DPL Inc. – Income Tax Expense

For the three months ended June 30, 2008, income taxes from continuing operations decreased $18.4 million, or 57%, compared to the same period in 2007, primarily reflecting a decrease in pre-tax book income, a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax, and a decrease in tax expense due to the settlement of the Ohio Franchise Tax issues.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

For the six months ended June 30, 2008, income taxes from continuing operations decreased $6.0 million, or 9%, compared to the same period in 2007, primarily reflecting a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax and a decrease in tax expense due to the settlement of the Ohio Franchise Tax issues, which was partially offset by an increase in pre-tax book income.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS – The Dayton Power and Light Company (DP&L)

Income Statement Highlights – DP&L

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2008	2007	2008	2007

Revenues:
Retail	$248.7	$246.3	$531.5	$518.1
Wholesale	78.8	69.0	171.8	159.0
RTO revenues	28.2	21.6	53.1	37.3
Capacity revenues	20.7	4.3	33.9	4.3
Total revenues	$376.4	$341.2	$790.3	$718.7

Cost of revenues:
Fuel	$69.9	$63.6	$157.1	$153.0
Gains from sale of emission allowances (a)	(4.0)	(1.3)	(30.5)	(1.2)
Purchased power	56.1	66.8	116.0	107.2
RTO charges (b)	12.6	13.0	24.5	25.3
Capacity charges (b)	19.1	4.0	31.2	4.0
Gross margins (c)	$222.7	$195.1	$492.0	$430.4

Gross margin as a percentage of revenues	59%	57%	62%	60%

Operating Income	$90.5	$59.7	$236.9	$174.4

(a)	Gains from the sale of emission allowances are included in fuel costs in the Condensed Consolidated Statements of Results of Operations.
(b)	RTO and capacity charges are included in total purchased power in the Condensed Consolidated Statements of Results of Operations.
(c)

For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L – Revenues

Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, DP&L’s retail sales volume is impacted by the number of heating and cooling degree days occurring during a year.  Since DP&L plans to utilize its internal generating capacity to supply its retail customers’ needs first, increases in retail demand will decrease the volume of internal generation available to be sold in the wholesale market and vice versa.

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DP&L’s wholesale sales volume each hour of the year include wholesale market prices; DP&L’s retail demand, retail demand elsewhere throughout the entire wholesale market area; DP&L and non-DP&L plants’ availability to sell into the wholesale market and weather conditions across the multi-state region.  DP&L’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities that are not being utilized to meet its retail demand.

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2008 vs. 2007	2008 vs. 2007

Retail
Rate	$14.5	$21.3
Volume	(12.8)	(8.3)
Other	0.7	0.4
Total retail change	$2.4	$13.4

Wholesale
Rate	$14.4	$37.3
Volume	(4.6)	(24.5)
Total wholesale change	$9.8	$12.8

RTO and capacity
RTO and capacity revenues	$23.0	$45.4

Total revenues	$35.2	$71.6

For the three months ended June 30, 2008, revenues increased $35.2 million, or 10%, to $376.4 million from $341.2 million in the same period of the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, and an increase in RTO revenue, partially offset by lower retail and wholesale sales volume.  Retail revenues increased $2.4 million resulting primarily from a 6% increase in average retail rates due largely to the second phase of the EIR, partially offset by a 5% decrease in sales volume.  This resulted in a favorable $14.5 million price variance and an unfavorable $12.8 million sales volume variance for retail revenues.  Wholesale revenues increased $9.8 million, for the three months ended June 30, 2008, primarily as a result of a 22% increase in wholesale average rates, partially offset by a 7% decrease in sales volume.  This resulted in a favorable $14.4 million wholesale price variance and an unfavorable $4.6 million volume variance.  For the three months ended June 30, 2008, RTO and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $23.0 million compared to the same period in the prior year.  This increase primarily resulted from additional income of $16.4 million and $6.6 million realized from the PJM capacity auction and PJM transmission and congestion revenues, respectively.

For the six months ended June 30, 2008, revenues increased $71.6 million, or 10%, to $790.3 million from $718.7 million in the same period of the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, and an increase in RTO revenue, partially offset by lower retail and wholesale sales volume.  Retail revenues increased $13.4 million resulting primarily from a 4% increase in average retail rates due largely to the second phase of the EIR, partially offset by a 2% decrease in sales volume.  This resulted in a favorable $21.3 million price variance and an unfavorable $8.3 million sales volume variance for retail revenues.  Wholesale revenues increased $12.8 million for the six months ended June 30, 2008, primarily as a result of a 28% increase in wholesale average rates, partially offset by a 15% decrease in sales volume.  This resulted in a favorable $37.3 million wholesale price variance and an unfavorable $24.5 million volume variance.  For the six months ended June 30, 2008, RTO and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $45.4 million compared to the same period in the prior year.  This increase primarily resulted from additional income of $29.6 million and $15.8 million realized from the PJM capacity auction and PJM transmission and congestion revenues, respectively.

DP&L – Cost of Revenues

Fuel costs, which include coal net of sales, gas, oil, and emission allowance sales and costs, increased $3.6 million, or 6%, in the three months ended June 30, 2008, compared to the same period in 2007, primarily due to a 15% increase in generation output, partially offset by an increase in net gains of $2.7 million realized from the sale of DP&L’s excess emission allowances.  Purchased power increased $4.0 million in the three months ended June 30, 2008 compared to the same period in 2007.  The increase in purchased power primarily results from a $27.6 million increase relating to higher average market rates and a $15.1 million increase in RTO capacity charges, partially offset by a $38.3 million decrease relating to lower volumes of purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unanticipated outages or when market prices are below the marginal costs associated with our generating facilities.

Fuel costs, which include coal net of sales, gas, oil, and emission allowance sales and costs, decreased $25.2 million, or 17%, in the six months ended June 30, 2008, compared to the same period in 2007, primarily due to an increase in net gains of $29.3 million realized from the sale of DP&L’s excess emission allowances, partially offset by an increase in the usage of fuel due mainly to a 5% increase in generation output.  Purchased power increased $35.2 million in the six months ended June 30, 2008 compared to the same period in 2007.  The increase in purchased power primarily results from a $50.7 million increase relating to higher average market rates and a $27.1 million increase in RTO capacity charges, partially offset by a $41.9 million decrease relating to lower volumes of purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unanticipated outages or when market prices are below the marginal costs associated with our generating facilities.

DP&L – Gross Margins

For the three months ended June 30, 2008, gross margin of $222.7 million increased $27.6 million, or 14%, from $195.1 million in the same period of the prior year.  As a percentage of total revenues, gross margin increased to 59% in 2008 compared to 57% in 2007.

For the six months ended June 30, 2008, gross margin of $492.0 million increased $61.6 million, or 14%, from $430.4 million in the same period of the prior year.  As a percentage of total revenues, gross margin increased to 62% in 2008 compared to 60% in 2007.

These gross margin results reflect the impact of revenues and cost of revenues discussed above.

DP&L – Operation and Maintenance

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2008 vs. 2007	2008 vs. 2007
Boiler maintenance costs	$(4.6)	$(1.5)
Deferred compensation (mark-to-market adjustments)	(2.7)	(5.4)
Legal costs	(2.4)	(2.4)
Turbine maintenance costs	(1.1)	0.1
Generating facilities operating expenses	3.8	7.2
Other, net	0.6	(4.2)
Total operation and maintenance expense	$(6.4)	$(6.2)

For the three months ended June 30, 2008, operation and maintenance expense decreased $6.4 million compared to the same period in 2007.  This variance was primarily the result of a $4.6 million decrease related to boiler maintenance costs, a $2.7 million decrease in deferred compensation costs (mark-to-market adjustments) primarily associated with deferred liabilities for three of our former executives, and a $2.4 million decrease in legal.  These decreases were partially offset by a $3.8 million increase related to operating expenses for the generating facilities.

For the six months ended June 30, 2008, operation and maintenance expense decreased $6.2 million compared to the same period in 2007.  This variance was primarily the result of a $5.4 million decrease in deferred compensation costs (mark-to-market adjustments) primarily associated with deferred liabilities for three of our former executives, a $2.4 million decrease in legal costs, and a decrease of $1.5 million relating to boiler maintenance costs.  These decreases were partially offset by a $7.2 million increase related to operating expenses for the generating facilities.

DP&L – General Taxes

For the three months ended June 30, 2008, general taxes increased $4.9 million, to $32.3 million, compared to the same period in 2007.  This increase was primarily the result of increased property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

For the six months ended June 30, 2008, general taxes increased $6.8 million, to $61.8 million, compared to the same period in 2007.  This increase was primarily the result of increased property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

DP&L – Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled litigation with three of our former executives.  In exchange for our payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, RSUs, MVE incentives, stock options, and legal fees.  As a result of this settlement, during the second quarter ended June 30, 2007, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.

DP&L – Interest Expense

Interest expense for the three months ended June 30, 2008 increased $6.4 million compared to the same period of the prior year primarily as a result of lower capitalized interest and the write-off of unamortized debt issue costs relating to DP&L’s $90 million variable rate pollution control bonds following their repurchase from the bondholders on April 4, 2008.

Interest expense for the six months ended June 30, 2008 increased $7.6 million compared to the same period of the prior year primarily as a result of lower capitalized interest, additional interest expense associated with DP&L’s $90 million variable rate pollution control bonds issued November 15, 2007, and the write-off of unamortized debt issue costs relating to the above-mentioned pollution control bonds following their repurchase from the bondholders on April 4, 2008.

DP&L – Other Income (Deductions)

Other Income (Deductions) for the three months ended June 30, 2008 did not experience any significant fluctuations from the same period of the prior year.

For the six months ended June 30, 2008, other deductions of $0.6 million changed from other income of $0.6 million for the same period in the prior year.  This change from other income to other deductions primarily resulted from $0.7 million of gains realized from the sale of NOx allowances in the same period of 2007.

DP&L – Income Tax Expense

For the three months ended June 30, 2008, income taxes decreased $15.3 million, or 43%, compared to the same period in the prior year, primarily reflecting a decrease in pre-tax book income, a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax, and a decrease in tax expense due to the settlement of the Ohio Franchise Tax issues.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

For the six months ended June 30, 2008, income taxes decreased $5.5 million, or 7%, compared to the same period in the prior year, primarily reflecting a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax and a decrease in tax expense due to the settlement of the Ohio Franchise issues, which was partially offset by an increase in pre-tax book income.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity, and capital requirements include the consolidated results of DP&L and all of DP&L’s consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

During the fourth quarter ended December 31, 2007, we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our prior period cash flow statements.  Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities.  Accordingly, the Condensed Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.  See Note 1 of Notes to Condensed Consolidated Financial Statements.

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $78.7 million at June 30, 2008, compared to $134.9 million at December 31, 2007, a decrease of $56.2 million.  The decrease in cash and cash equivalents is primarily attributed to cash used to retire $100.0 million in long-term debt, $118.4 million in capital expenditures, and $59.9 million in dividends paid on common stock, partially offset by cash provided by operating activities of $200.4 million and $20.5 million restricted funds drawn to fund pollution control capital expenditures.  At June 30, 2008, DPL had $16.5 million in restricted funds held in trust relating to the 2007 issuance of $90.0 million in pollution control bonds.  On April 4, 2008, DP&L repurchased the bonds from bondholders, and will hold them in trust while it continues to evaluate market conditions and explore suitable long-term financing alternatives.  See Note 4 of Notes to Condensed Consolidated Financial Statements.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $28.5 million at June 30, 2008, compared to $13.2 million at December 31, 2007, an increase of $15.3 million.  The increase in cash and cash equivalents was primarily attributed to $212.9 million in cash generated from operating activities, and $20.5 million restricted funds drawn to fund pollution control capital expenditures, partially offset by $117.7 million in capital expenditures, $80.0 million in dividends paid on common stock to our parent DPL, and a $20.0 million short-term loan repayment to DPL.  At June 30, 2008, DP&L had $16.5 million in restricted funds held in trust relating to the 2007 issuance of $90.0 million in pollution control bonds.  On April 4, 2008, DP&L repurchased the bonds from bondholders, and will hold them in trust while it continues to evaluate market conditions and explore suitable long-term financing alternatives.  See Note 4 of Notes to Condensed Consolidated Financial Statements.

On or before July 31, 2008, DPL and DP&L will make a $42 million payment to the Ohio Department of Taxation (ODT) in accordance with the settlement agreement reached on June 27, 2008.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

Operating Activities

For the six months ended June 30, 2008 and 2007, cash flows from operations were as follows:

Net Cash provided by Operating Activities

	Six Months Ended
	June 30,
$ in millions	2008	2007

DPL	$200.4	$120.1

DP&L	$212.9	$145.6

The tariff-based revenue from our energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes coupled with the rate relief approved by the PUCO will provide us with a reasonably predictable gross cash flow from operations.

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $200.4 million and $120.1 million in the six month periods ended June 30, 2008 and 2007, respectively.  The net cash provided by operating activities for 2008 and 2007 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest, and taxes.  The fluctuations in working capital result from the timing of payments made and cash receipts from our utility customers.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $212.9 million and $145.6 million in the six month periods ended June 30, 2008 and 2007, respectively.  The net cash provided by operating activities for 2008 and 2007 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest and taxes.  The fluctuations in working capital result from the timing of payments made and cash receipts from our utility customers.

Investing Activities

For the six months ended June 30, 2008 and 2007, cash flows from investing activities were as follows:

Net Cash used for Investing Activities

	Six Months Ended
	June 30,
$ in millions	2008	2007

DPL	$(118.4)	$(22.7)

DP&L	$(117.7)	$(177.0)

DPL’s Cash used for Investing Activities

DPL’s net cash used for investing activities was $118.4 million and $22.7 million in the six month periods ended June 30, 2008 and 2007, respectively.  For 2008, net cash flows used for investing activities were related to capital expenditures.  Net cash flows used for investing activities for the six months ended June 30, 2007 were related to capital expenditures that were largely offset by proceeds from the sale of two peaking units and an aircraft.

DP&L’s Cash used for Investing Activities

DP&L’s net cash used for investing activities were $117.7 million and $177.0 million in the six month periods ended June 30, 2008 and 2007, respectively.  Net cash flows used for investing activities during both these periods were related to capital expenditures.

Financing Activities

For the six months ended June 30, 2008 and 2007, cash flows from financing activities were as follows:

Net Cash used for Financing Activities

	Six Months Ended
	June 30,
$ in millions	2008	2007

DPL	$(138.2)	$(255.7)

DP&L	$(79.9)	$(10.3)

DPL’s Cash used for Financing Activities

DPL’s net cash used for financing activities in the six months ended June 30, 2008 was $138.2 million compared to $255.7 million during the same period of the prior year.  Net cash flows used for financing activities in the six months ended June 30, 2008 were primarily the result of cash used to redeem the $100 million 6.25% Senior Notes on May 15, 2008 and to pay dividends of $59.9 million to stockholders, partially offset by withdrawals of $20.5 million from the restricted funds held in trust.  Net cash flows used for financing activities in the six months ended June 30, 2007 were the result of cash used to redeem the $225 million 8.25% Senior Notes on March 1, 2007 and to pay dividends to stockholders of $55.8, partially offset by cash received from the exercise of stock options, including tax effect, of $15.0 million and the $10.1 million of restricted funds held in trust.

DP&L’s Cash used for Financing Activities

DP&L’s net cash used for financing activities in the six months ended June 30, 2008 were $79.9 million compared to $10.3 million during the same period of the prior year.  Net cash flows used for financing activities in the six months ended June 30, 2008 were primarily the result of cash used to pay common stock dividends of $80.0 million to our parent DPL and a short-term loan repayment to DPL of $20.0 million, partially offset by withdrawals of $20.5 million from restricted funds held in trust.  Net cash flows used for financing activities for 2007 were the result of cash used to pay common stock dividends to our parent DPL of $125.0 million and preferred dividends to third parties of $0.4 million, partially offset by $105.0 million from short-term borrowings from our parent DPL and $10.1 million of withdrawals from the trust set up as a result of issuing the $100 million 4.8% Series pollution control bonds in September 2006.

DPL and DP&L have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and have certain contingent commitments such as guarantees.  We believe our cash flows from operations, the credit facilities (existing or future arrangements), the senior notes and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, capital expenditures, and other financing requirements for the foreseeable future.  Our ability to generate positive cash flows is dependent on general economic conditions, competitive pressures and other business and risk factors described in Item 1a of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007 and supplemented by those described in Item 1a of this quarterly report.  If we are unable to generate sufficient cash flows, or otherwise comply with the terms of our credit facilities, the senior notes and other long-term debt, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.  A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

DPL’s construction additions were $106.5 million and $193.5 million during the six month periods ended June 30, 2008 and 2007, respectively.  DPL is expected to spend approximately $118.5 million for the remainder of 2008.

DP&L’s construction additions were $105.8 million and $192.0 million during the six month periods ended June 30, 2008 and 2007, respectively.  DP&L is expected to spend approximately $117.2 million for the remainder of 2008.  Planned construction additions for 2008 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  DPL, through its subsidiary DP&L, is projecting to spend an estimated $510 million in capital projects for the period 2008 through 2010.   In our Annual Report of Form 10-K for the fiscal year ended December 31, 2007, we reported our estimated capital spending to be approximately $490 million.  This change is primarily due to expected cost increases relating to the ongoing flue gas desulfurization project at Stuart station.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds, and the reasonable cost of external funds.  We expect to finance our construction additions in 2008 with a combination of cash on hand, short-term financing, long-term debt, and cash flows from operations.

Debt

During the three months ended March 31, 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue, over three years, up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.   On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  These funds were placed in escrow with a trustee and, as of April 3, 2007, DP&L had drawn out the entirety of the funds.

On November 15, 2007, the OAQDA issued $90 million of insured, collateralized, variable rate OAQDA Revenue bonds due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  DP&L subsequently repurchased these bonds from the bondholders on April 4, 2008.  This transaction is further discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.

Debt Covenants

There have been no changes to our debt covenants as disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.  We are in compliance with all our debt covenants.

Credit Ratings

Our rating agencies upgraded our corporate credit and debt ratings.  The following table outlines the rating of each company and date of the upgrade:

	DPL Inc.	DP&L	Outlook	Effective

Fitch Ratings	BBB+	A+	Positive	April 2008
Moody’s Investors Service	Baa2	A2	Positive	July 2008
Standard & Poor’s Corp.	BBB-	A-	Positive	April 2008

Off-Balance Sheet Arrangements

DPL Inc. - Guarantees

In the normal course of business, DPL enters into various agreements with our wholly owned generating subsidiary DPLE providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  There have been no material changes to our guarantees as disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.

Contractual Obligations

There have been no material changes, outside the ordinary course of business, to the information disclosed in the contractual obligations table in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007 except those relating to the following transactions:

•

On April 4, 2008, DP&L repurchased all of the issued and outstanding $90 million variable rate OAQDA Revenue bonds from the bondholders and placed them in a custody account. This transaction is further discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.

•

On June 27, 2008, DPL entered into a $42 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006. The $42 million payment will be made to the ODT by July 31, 2008. This transaction is further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

•

At December 31, 2007, DP&L had contractual obligations relating to the installation of FGD equipment in the amount of $144 million. During the three months ended June 30, 2008, the installation of FGD equipment on Stuart station units 1 and 2 was substantially completed and the equipment put into test operation. The open contractual obligations relating to the installation of FGD equipment was therefore reduced to $32.1 million at June 30, 2008. It is expected that these open contractual obligations will be satisfied within the next twelve months.

Commercial Commitments

With the exception of the transactions discussed in the preceding paragraph, there have been no material changes, outside the ordinary course of business, to our commercial commitments as disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.

MARKET RISK

In the normal course of business, we are subject to certain market risks including, but not limited to, changes in commodity prices for electricity, coal, environmental emissions and gas, and fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, increased competition, and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Our Risk Management Committee (RMC) is responsible for establishing risk management policies and the monitoring and reporting of risk exposures. The RMC meets on a regular basis with the objective of identifying, assessing, and quantifying material risk issues and developing strategies to manage these risks.

Commodity Pricing Risk

Recently, the coal market has experienced significant price increases.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  We have responded to increases in the price of coal by entering into contracts to hedge our exposure to fuel requirements and other energy-related commodities.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent we are not hedged against price volatility, our results of operations, financial position, or cash flows could be materially affected.

Approximately 12% of DPL’s and 22% of DP&L’s electric revenues for the six months ended June 30, 2008 were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold in the wholesale market when we can identify opportunities with positive margins. As of June 30, 2008, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately a $13.1 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.  As of June 30, 2008, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $23.3 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in the six months ended June 30, 2008 and 2007 were 53% and 52%, respectively.   DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs were 54% and 53% for the six month periods ending June 30, 2008 and 2007, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2008 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2008 due to planned emission control upgrades.  We do not expect to purchase SO2 allowances for 2008.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the timing of emission control equipment upgrade completion, and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOX allowances for 2008.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on higher volume and price (and excluding the effect of emission allowance sales), fuel costs are forecast to be 5% to 15% higher in 2008 compared to 2007.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of June 30, 2008, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $37.1 million increase or decrease to net income.  As of June 30, 2008, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $37.1 million increase or decrease to net income.

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  At June 30, 2008, we maintained only fixed rate long-term debt.  As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, we repurchased $90 million of our OAQDA Revenue bonds on April 4, 2008.  This repurchase reduces our exposure to fluctuations in interest rates.

The carrying value of DPL’s debt was $1,542.1 million at June 30, 2008, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, DPL’s unsecured notes, DP&L’s revolving  credit facility, and DP&L’s capital leases.  The fair value of this debt was $1,508.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

The carrying value of DP&L’s debt was $875.0 million at June 30, 2008, consisting of DP&L’s first mortgage bonds, tax-exempt pollution control bonds, revolving credit facility, and capital leases.  The fair value of this debt was $826.9 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

CRITICAL ACCOUNTING ESTIMATES

DPL’s and DP&L’s condensed consolidated financial statements are prepared in accordance with GAAP.  In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities.  These assumptions, estimates and judgments are based on our historical experience and assumptions that we believed to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; income taxes; valuation of regulatory assets and liabilities; the valuation of insurance and claims costs; the valuation of assets and liabilities related to employee benefits; and the valuation of contingent and other obligations.  Actual results may differ from those estimates.  Refer to our Annual Report of Form 10-K  for the fiscal year ended December 31, 2007 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

ELECTRIC SALES AND REVENUES

	DPL Inc.				DP&L (a)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Electric sales (millions in kWh)
Residential	1,089	1,133	2,769	2,771	1,089	1,133	2,769	2,771
Commercial	987	1,005	1,946	1,937	987	1,005	1,946	1,937
Industrial	996	1,117	1,963	2,094	996	1,117	1,963	2,094
Other retail	369	376	716	714	369	376	716	714
Total retail	3,441	3,631	7,394	7,516	3,441	3,631	7,394	7,516

Wholesale	520	558	1,419	1,678	520	558	1,419	1,678

Total	3,961	4,189	8,813	9,194	3,961	4,189	8,813	9,194

Operating revenues ($in thousands)
Residential	$113,921	$114,340	$269,590	$262,317	$113,921	$114,340	$269,590	$262,317
Commercial	85,767	81,064	164,671	155,762	79,137	75,888	153,409	146,875
Industrial	60,070	62,993	118,207	120,489	33,301	34,905	64,687	66,524
Other retail	25,021	24,304	47,852	45,830	20,183	19,659	39,079	38,067
Other miscellaneous revenues	2,173	1,433	4,749	4,283	2,188	1,453	4,747	4,317
Total retail	$286,952	$284,134	$605,069	$588,681	$248,730	$246,245	$531,512	$518,100

Wholesale	39,854	30,418	96,925	87,103	78,755	68,975	171,810	159,007

RTO and capacity revenues	48,969	25,894	87,022	41,556	48,968	25,894	87,022	41,556

Other revenues, net of fuel costs	3,042	2,694	5,899	5,493	—	—	—	—

Total	$378,817	$343,140	$794,915	$722,833	$376,453	$341,114	$790,344	$718,663

Electric customers at end of period
Residential	456,308	456,098	456,308	456,098	456,308	456,098	456,308	456,098
Commercial	49,961	49,450	49,961	49,450	49,961	49,450	49,961	49,450
Industrial	1,800	1,818	1,800	1,818	1,800	1,818	1,800	1,818
Other	6,473	6,377	6,473	6,377	6,473	6,377	6,473	6,377

Total	514,542	513,743	514,542	513,743	514,542	513,743	514,542	513,743

(a)   DP&L sells power to DPLER (a subsidiary of DPL).  These sales are classified as wholesale on DP&L’s financial statements and retail sales for DPL.  The kWh volumes contain all volumes distributed on the DP&L system which include the retail sales by DPLER.  The sales for resale volumes are omitted to avoid duplicate reporting.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Part I of Item 2 of this report.

Item 4.  Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO.  We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2008, cannot be reasonably determined.

The information set forth below is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our Annual Report of Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10 Q for the three months ended March 31, 2008.  Information concerning the legal proceedings discussed in the UPDATES/OTHER MATTERS – Environmental Updates section of Part 1, Item 2 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

State Income Tax Audit

On February 13, 2006, we received correspondence from the Ohio Department of Taxation (ODT) notifying us that ODT had completed its examination and review of our Ohio Corporation Franchise Tax Returns for tax years 2002 through 2004 and that the final proposed audit adjustments resulted in a balance due of $90.8 million before interest and penalties.  On March 29, 2006, we filed petitions for reassessment with the ODT to protest each assessment as well as request corrected assessments for each tax year.  On October 12, 2006, we signed a Memorandum of Understanding with the ODT that stated if the ODT’s positions are ultimately sustained in judicial proceedings, the total additional tax liability that we would be subject to for tax years 2002 through 2004 would be no more than $50.7 million before interest as opposed to the $90.8 million stated in the ODT’s correspondence of February 13, 2006.  We reviewed the proposed audit adjustments and vigorously contested the ODT findings and notice of assessment through administrative processes.  On June 27, 2008, we entered into a $42 million settlement agreement with ODT resolving all outstanding audit issues for tax years 1998 through 2006, including the Board of Tax Appeals issue which was discussed in our Annual Report Form 10-K for the fiscal year ended December 31, 2007.  This settlement is further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, including depositions, and most expert reports have been submitted.  Settlement negotiations are ongoing.

Insurance Recovery Claim

On May 16, 2007, DPL filed an insurance claim with Energy Insurance Mutual (EIM) to recoup legal expenses associated with our litigation against three of our former executives.  The litigation against the former executives was settled on May 21, 2007.  Mediation with EIM on this claim occurred on May 29, 2008, at which time the parties did not reach agreement.  DPL and EIM are currently scheduling arbitration of this insurance claim.

Item 1a – Risk Factors

We consider the risk factors provided in our most recent Annual Report on Form 10-K and the risk factors set forth below to be the most significant in your decision to invest in our stock.  The Form 10-K may be obtained as discussed on Page 4 of this report.  If any of these events occur, our business, financial position or results of operation could be materially affected.

Clean Air Interstate Rule (CAIR) decision by the U.S. Court of Appeals for the District of Columbia Circuit

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA’s CAIR and its associated Federal Implementation Plan. This decision remands these issues back to the USEPA.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual nitrogen oxide (NOx) emission allowances and made modifications to an existing trading program for sulfur dioxide (SO2) that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program.

In the fourth quarter of 2007, DP&L began a program for selling excess emissions allowances, including annual NOx emission allowances and SO2 emissions allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.   The overall impact of the court’s decision, and the actions the EPA will take in response to this decision, on DPL and DP&L is not known at this time, however, the court’s decision may impact  future sales of excess allowances. We do not expect this decision to have a material effect on our financial position.

Senate Bill 221

On May 1, 2008, substitute Senate Bill 221, an Ohio electric energy bill, was signed by the Governor and will become effective July 31, 2008.  This new law states that all Ohio distribution utilities must file either an electric security plan or a market rate option to be in effect January 1, 2009.  Under the market rate option, the retail generation price will be set by a periodic competitive bid process after the utility demonstrates that it can meet certain market criteria and bid requirements set out in the bill.  Also, under this option, utilities that still own generation in the state are required to phase in the market rate operation over a period of not less than five years.  An electric security plan which may allow for adjustments to the standard offer for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its electric security plan, the utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  On July 2, 2008, the Public Utilities Commission of Ohio (PUCO) issued the first set in a series of rules related to implementation of the new law, including what information must be included in an electric security plan as well as a market rate option.  DP&L is preparing to file its comments on the rules.

The new law contains annual targets relating to advanced energy portfolio standards, renewable energy, and energy efficiency standards.  The standards require that, by 2025, 12.5% of the generation used to supply standard offer generation service by the utility must come from advanced energy resources, which may include distributed generation, cogeneration, clean coal technology, nuclear technology, or energy efficiency.  By 2025, another 12.5% of the generation used to supply standard offer generation service by the utility must come from renewable energy resources, of which 0.5% must come from solar energy resources.  In addition, the proposed bill requires annual energy efficiency reductions that reach 22.3% by 2025 and peak demand reduction requirements that reach 7.75% by 2018.  The advanced energy portfolio and energy efficiency standards begin to phase in during 2009, with increases in requirement percentages each year.  If any targets are not met, compliance penalties will apply.  Rules relating to implementation of these targets are expected to be issued later this summer.

While the overall financial impact of this new legislation on DPL and DP&L will not be known for some time, implementation of the new legislation by DPL and DP&L may materially impact our financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

DPL held its Annual Meeting of Shareholders on April 23, 2008, at which security holders elected the three directors nominated for three-year terms expiring 2011.  The results of the voting were as follows:

			BROKER
	FOR	WITHHELD	NON-VOTE
Paul M. Barbas	92,095,761	1,273,802	—
Barbara S. Graham	92,060,151	1,309,412	—
Glenn E. Harder	92,030,185	1,339,378	—

The other directors whose terms of office continued after the Annual Meeting are Paul R. Bishop, Frank G. Gallaher, and General Lester L. Lyles (Ret.) (each of the class of 2009) and Robert D. Biggs, W August Hillenbrand, and Ned J. Sifferlen (each of the class of 2010).

Security holders also voted to ratify the selection of KPMG LLP as DPL’s independent auditor for 2008.  The results of the voting were as follows:

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTE
92,248,030	597,324	524,208	—

Security holders also voted on a shareholder proposal to dissolve DPL and our non-utility subsidiaries.  The results of the voting were as follows:

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTE
2,549,862	70,588,289	1,769,898	18,461,513

Item 5 – Other Information

None

Item 6 – Exhibits

DPL	DP&L	Exhibit Number	Exhibit	Location
X		10(a)	Restricted Stock Agreement by and between DPL Inc. and Paul M. Barbas dated May 6, 2008.	Exhibit 99.1 to Form 8-K filed on May 8, 2008 (File No. 1-9052)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	July 23, 2008	/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

	July 23, 2008	/s/ John J. Gillen
John J. Gillen Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

	July 23, 2008	/s/ Frederick J. Boyle
Frederick J. Boyle Vice President, Chief Accounting Officer and Controller
(principal accounting officer)