Form 10-K
period 2008-12-31
DAYTON POWER & LIGHT CO; DPL INC
filed 2009-02-27
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(An Ohio Corporation)
1065 Woodman Drive Dayton, Ohio 45432
937-224-6000

Each of the following classes or series of securities registered pursuant to Section 12 (b) of the Act is registered on the New York Stock Exchange:

Registrant	Description
DPL Inc.	Common Stock, $0.01 par value and Preferred Share Purchase Rights

The Dayton Power and Light Company	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

DPL Inc.	Yes ☒	No ☐
The Dayton Power and Light Company	Yes ☐	No ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

DPL Inc.	☐
The Dayton Power and Light Company	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

	Large Accelerated filer	Accelerated filer	Non-Accelerated filer	Smaller reporting company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

The aggregate market value of DPL Inc.’s common stock held by non-affiliates of DPL Inc. as of June 30, 2008 was approximately $3.0 billion based on a closing sale price of $26.38 on that date as reported on the New York Stock Exchange.  All of the common stock of The Dayton Power and Light Company is owned by DPL Inc.  As of February 24, 2009, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding
DPL Inc.	Common Stock, $0.01 par value and Preferred Share Purchase Rights	115,962,529

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

This combined Form 10-K is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of DPL’s definitive proxy statement for its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

DPL Inc. and The Dayton Power and Light Company

Index to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2008

PART I

Item 1 - Business

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L). DP&L is the principal subsidiary of DPL providing approximately 98% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base. Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

WEBSITE ACCESS TO REPORTS

DPL and DP&L file current, annual and quarterly reports and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC). You may read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549, USA. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

Our public internet site is http://www.dplinc.com. We make available, free of charge, through our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of our directors and executive officers and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

ORGANIZATION

DPL is a regional energy company organized in 1985 under the laws of Ohio. Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 — telephone (937) 224-6000.

DPL’s principal subsidiary is DP&L. DP&L is a public utility incorporated in 1911 under the laws of Ohio. DP&L sells electricity to residential, commercial, industrial, and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 515,000 retail customers. Principal industries served include automotive, food processing, paper, plastic, manufacturing and defense. DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area. DP&L sells any excess energy and capacity into the wholesale market. DP&L also sells electricity to DPL Energy Resources, Inc. (DPLER), an affiliate, to satisfy the electric requirements of its retail customers.

DPL’s other significant subsidiaries (all of which are wholly-owned) include: DPL Energy, LLC (DPLE), which engages in the operation of peaking generating facilities and sells power in wholesale markets; DPLER, which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), which is our captive insurance company that provides insurance to us and our subsidiaries.

DPL and DP&L conduct their principal business in one business segment — Electric.

DPL, DP&L, and its subsidiaries employed 1,588 persons as of January 30, 2009, of which 1,365 were full-time employees and 223 were part-time employees. Approximately 54% of our employees are under a collective bargaining agreement. During 2008, we negotiated a new three-year collective bargaining agreement with the covered employees. See Collective Bargaining Agreement below.

SIGNIFICANT DEVELOPMENTS

Credit Rating Upgrades

The rating agencies maintained our debt credit ratings but revised the outlook to positive. The following table outlines the rating and outlook of each company and the date each outlook was revised:

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BBB+	A+	Positive	April 2008
Moody’s Investors Service	Baa2	A2	Positive	July 2008
Standard & Poor’s Corp.	BBB-	A-	Positive	April 2008

Pollution Control Bonds

On November 15, 2007, The Ohio Air Quality Development Authority (OAQDA) issued $90 million of collateralized, variable rate OAQDA Revenue Bonds, 2007 Series A due November 1, 2040. In turn, DP&L borrowed these funds from the OAQDA. The payment of principal and interest on the bonds when due was insured by an insurance policy issued by Financial Guaranty Insurance Company (FGIC). During the first quarter of 2008, all three credit rating agencies downgraded FGIC. These downgrades, as well as the downgrades of our major bond insurers, resulted in auction rate security bonds carrying substantially higher interest rates in succeeding auctions and incurring failed auctions. On April 4, 2008, DP&L converted the 2007 Series A Bonds from Auction Rate Securities to Variable Rate Demand Notes. At that time, DP&L purchased these notes out of the market and placed them with the Trustee to be held until the capital markets corrected. These notes were redeemed in December 2008 (see below).

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040. In turn, DP&L borrowed these funds from the OAQDA. The payment of principal and interest on the bonds when due is backed by a standby letter of credit issued by a syndicated bank group credit facility. DP&L is using $10 million of these bonds to finance its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at the Conesville generating station. The remaining $90 million was used to redeem the 2007 Series A Bonds. The above transactions are further discussed in Note 7 of Notes to Consolidated Financial Statements.

Long-Term Debt Redemption

DPL redeemed the $100 million 6.25% Senior Notes on their maturity date of May 15, 2008.

Ohio Senate Bill 221

On May 1, 2008, substitute Senate Bill 221 (SB 221), an Ohio electric energy bill, was signed by the Governor and went into effect July 31, 2008. Among other requirements, this new law contains annual targets relating to advanced energy portfolio standards, renewable energy, demand reduction, and energy efficiency standards. The bill is further discussed under Ohio Retail Rates in Item 1 — COMPETITION AND REGULATION below.

Income Tax Settlement

On June 27, 2008, we entered into a $42 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006. The $42 million payment was made to the ODT in July 2008. Due to this settlement agreement, the balance of our unrecognized state tax liabilities recorded at December 31, 2007, in the amount of $56.3 million, was reversed resulting in a recorded income tax benefit of $8.5 million, net of federal tax impact, in 2008. See Note 8 of Notes to Consolidated Financial Statements.

Clean Air Interstate Rule (CAIR) decision by the U.S. Court of Appeals for the District of Columbia Circuit

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the U.S. Environmental Protection Agency’s (USEPA’s) Clean Air Interstate Rule (CAIR) and its associated Federal Implementation Plan. This decision remanded these issues back to the USEPA. The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone. CAIR created interstate trading programs for annual nitrogen oxide (NOX) emission allowances and made modifications to an existing trading program for sulfur dioxide (SO2) that were to take effect in 2010. The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing. On December 23, 2008, the court reversed part of its decision that vacated CAIR. Thus, CAIR currently remains in effect, but the USEPA remains subject to the court’s order to revise the program.

FGD Project Implementation

Installation and testing of flue gas desulfurization (FGD) equipment on all four units at the Stuart station was successfully completed by August 2008. This FGD equipment is currently in service.

Storm Costs

On September 14, 2008, the Midwest region was severely affected by hurricane-force winds which resulted in significant property damage and disruptions to the supply of electric energy to retail customers. Through December 31, 2008, we deferred approximately $13 million of incremental operation and maintenance costs associated with storm restoration efforts for that storm and other major storms in 2008. On December 31, 2008, DP&L filed a request for an accounting order with the Public Utilities Commission of Ohio (PUCO) seeking to defer these incremental costs. On January 14, 2009, the PUCO granted that authority.

Collective Bargaining Agreement

In August 2008, we began negotiations with employees covered under our collective bargaining agreement which expired October 31, 2008. On October 24, 2008, we reached an agreement with these employees on a new three-year labor agreement. This agreement was ratified by the covered employees on November 12, 2008.

Sales of Coal and Excess Emission Allowances

During 2008, DP&L sold coal and excess emission allowances to various counterparties realizing a total net gain of $118.2 million. This gain is recorded as a component of DP&L’s fuel costs and reflected in operating income.

Warrants Exercised

On September 18, 2008, Lehman Brothers Inc. exercised 12 million DPL warrants under a cashless exercise transaction. Each warrant was exercisable for one share of DPL common stock, subject to anti-dilution adjustments (e.g., stock split, stock dividend) at an exercise price of $21.00 per common share. This exercise resulted in the issuance of 2.3 million shares of common stock from DPL’s shares held in treasury.

Increase in Dividends on DPL’s Common Stock

On December 10, 2008, DPL’s Board of Directors authorized a quarterly dividend rate increase of approximately 4%, increasing the quarterly dividend per DPL common share from $.275 to $.285. If this increase were maintained, the annualized dividend rate would increase from $1.10 per share to $1.14 per share.

ELECTRIC SALES AND REVENUES

	DPL Inc.			DP&L (a)
	2008	2007	2006	2008	2007	2006
Electric sales (millions of kWh)
Residential	5,533	5,535	5,218	5,533	5,535	5,218
Commercial	3,959	3,990	3,835	3,959	3,990	3,835
Industrial	3,986	4,241	4,286	3,986	4,241	4,286
Other retail	1,454	1,468	1,428	1,454	1,468	1,428
Total Retail	14,932	15,234	14,767	14,932	15,234	14,767

Wholesale	2,240	3,364	3,651	2,173	3,364	3,651

Total	17,172	18,598	18,418	17,105	18,598	18,418

Operating revenues ($ in thousands)
Residential	$544,561	$532,956	$490,514	$544,561	$532,956	$490,514
Commercial	332,010	321,051	300,908	308,934	301,455	278,082
Industrial	240,041	244,260	240,450	133,832	132,359	130,119
Other retail	97,592	94,568	88,307	78,905	77,184	88,203
Other miscellaneous revenues	9,042	13,340	11,174	9,046	13,387	11,215
Total retail	1,223,246	1,206,175	1,131,353	1,075,278	1,057,341	998,133

Wholesale	149,874	180,254	174,114	293,500	331,722	309,885

RTO revenues	217,357	118,389	77,231	204,074	118,389	77,231

Other revenues, net of fuel costs	11,080	10,911	10,821	—	—	—

Total	$1,601,557	$1,515,729	$1,393,519	$1,572,852	$1,507,452	$1,385,249

Electric customers at end of period
Residential	456,770	456,989	457,054	456,770	456,989	457,054
Commercial	50,190	49,875	49,284	50,190	49,875	49,284
Industrial	1,797	1,818	1,822	1,797	1,818	1,822
Other	6,517	6,443	6,349	6,517	6,443	6,349

Total	515,274	515,125	514,509	515,274	515,125	514,509

(a)  DP&L sells power to DPLER (a subsidiary of DPL). These sales are classified as wholesale sales for DP&L and retail sales for DPL. The kWh volumes contain all volumes distributed on the DP&L system which include the retail sales by DPLER. The sales for resale volumes are omitted to avoid duplicate reporting.

ELECTRIC OPERATIONS AND FUEL SUPPLY

	2008 Summer Generating Capacity

(Amounts in MWs)	Coal Fired	Peaking Units	Total

DPL	2,778	919	3,697

DP&L	2,778	435	3,213

DPL’s present summer generating capacity, including peaking units, is approximately 3,697 MW. Of this capacity, approximately 2,778 MW, or 75%, is derived from coal-fired steam generating stations and the balance of approximately 919 MW, or 25%, consists of combustion turbine and diesel peaking units.

DP&L’s present summer generating capacity, including peaking units, is approximately 3,213 MW. Of this capacity, approximately 2,778 MW, or 86%, is derived from coal-fired steam generating stations and the balance of approximately 435 MW, or 14%, consists of combustion turbine and diesel peaking units.

Combustion turbine output is dependent on ambient conditions and is higher in the winter than in the summer. Our all-time net peak load was 3,270 MW, occurring August 8, 2007.

Approximately 89% of the existing steam generating capacity is provided by certain generating units owned as tenants in common with Duke Energy-Ohio (or its subsidiaries The Cincinnati Gas & Electric Company [CG&E], or Union Heat, Light & Power) and AEP (or its subsidiary Columbus Southern Power [CSP]). As tenants in common, each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share. DP&L’s remaining steam generating capacity (approximately 301 MW) is derived from a generating station owned solely by DP&L. Additionally, DP&L, CG&E and CSP own, as tenants in common, 884 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

In 2008, we generated 99.4% of our electric output from coal-fired units and 0.6% from oil and natural gas-fired units.

The following table sets forth DP&L’s and DPLE’s generating stations and, where indicated, those stations which DP&L owns as tenants in common.

				Approximate Summer
				MW Rating
Station	Ownership*	Operating Company	Location	DPL Portion	Total
Coal Units
Hutchings	W	DP&L	Miamisburg, OH	301	301
Killen	C	DP&L	Wrightsville, OH	402	600
Stuart	C	DP&L	Aberdeen, OH	820	2,340
Conesville-Unit 4	C	CSP	Conesville, OH	129	780
Beckjord-Unit 6	C	CG&E	New Richmond, OH	207	414
Miami Fort-Units 7 & 8	C	CG&E	North Bend, OH	368	1,020
East Bend-Unit 2	C	CG&E	Rabbit Hash, KY	186	600
Zimmer	C	CG&E	Moscow, OH	365	1,300

Combustion Turbines or Diesel
Hutchings	W	DP&L	Miamisburg, OH	23	23
Yankee Street	W	DP&L	Centerville, OH	107	107
Monument	W	DP&L	Dayton, OH	12	12
Tait Diesels	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Units 1-3	W	DP&L	Moraine, OH	256	256
Killen	C	DP&L	Wrightsville, OH	12	18
Stuart	C	DP&L	Aberdeen, OH	3	10
Montpelier Units 1-4	W	DPLE	Montpelier, IN	192	192
Tait Units 4-7	W	DPLE	Moraine, OH	292	292
Total approximate summer generating capacity				3,697	8,287

*W	= Wholly-Owned
C	= Commonly-Owned

In addition to the above, DP&L also owns a 4.9% equity ownership interest in Ohio Valley Electric Corporation (OVEC), an electric generating company. OVEC has two plants in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of approximately 2,265 MW. DP&L’s share of this generation capacity is approximately 111 MW.

DPL has substantially all of the total expected coal volume needed to meet its retail and firm wholesale sales requirements for 2009 under contract. The majority of the contracted coal is purchased at fixed prices. Some contracts provide for periodic adjustments and some are priced based on market indices. Substantially all contracts have features that limit price escalations in any given year.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages, and generation plant mix. Based on higher volume and price, fuel costs excluding gains from the sale of emission allowances are forecasted to be 25% to 35% higher in 2009 compared to 2008.

Our emission allowance consumption was reduced in 2008 due to the installation of flue gas desulfurization equipment (scrubbers) at the Killen and J.M. Stuart electric generating stations.  Due to the installation of this emission control equipment and barring any changes in the regulatory environment in which we operate, we expect to have emission allowance inventory in excess of our needs, which we plan to sell during 2009 and in future periods.  We did not purchase SO2 allowances or NOX allowances during 2008, nor do we plan to purchase any in 2009.

The gross average cost of fuel consumed per kilowatt-hour (kWh) was as follows:

	Average Cost of Fuel Consumed (¢/kWh)
	2008	2007	2006

DPL	2.28	1.97	2.00

DP&L	2.22	1.91	1.94

SEASONALITY

The power generation and delivery business is seasonal and weather patterns have a material impact on operating performance.  In the region we serve, demand for electricity is generally greater in the summer months associated with cooling and in the winter months associated with heating as compared to other times of the year.  Historically, our power generation and delivery operations have generated less revenue and income when weather conditions are warmer in the winter and cooler in the summer.

RATE REGULATION AND GOVERNMENT LEGISLATION

DP&L’s sales to retail customers are subject to rate regulation by the PUCO.  DP&L’s transmission rates and wholesale electric rates to municipal corporations, rural electric co-operatives and other distributors of electric energy are subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act.

Ohio law establishes the process for determining retail rates charged by public utilities.  Regulation of retail rates encompasses the timing of applications, the effective date of rate increases, the recoverable costs basis upon which the rates are based and other related matters.  Ohio law also established the Office of the Ohio Consumers’ Counsel (OCC), which has the authority to represent residential consumers in state and federal judicial and administrative rate proceedings.

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL.  The legislation extends the PUCO’s supervisory powers to a holding company system’s general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service.  Based on existing PUCO and FERC authorization, regulatory assets and liabilities are recorded on the consolidated balance sheets.  See Note 3 of Notes to Consolidated Financial Statements.

COMPETITION AND REGULATION

Ohio Matters

Ohio Retail Rates

Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier.  DP&L continues to have the exclusive right to provide delivery service in its state certified territory and the obligation to supply retail generation service to customers that do not choose an alternative supplier.  The PUCO maintains jurisdiction over DP&L’s delivery of electricity, standard service offer, and other retail electric services.

On May 1, 2008, substitute Senate Bill 221 (SB 221), an Ohio electric energy bill, was signed by the Governor and went into effect July 31, 2008.  This new law states that all Ohio distribution utilities must file either an electric security plan or a market rate option to be in effect January 1, 2009.  Under the market rate option, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements set out in the bill.  Also, under this option, utilities that still own generation in the state are required to phase in the market rate option over a period of not less than five years.  An electric security plan may allow for adjustments to the standard offer for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; and the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its electric security plan, the utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  Both the market rate option and electric security plan option involve a “substantially excessive earnings” test based on the earnings of other companies with similar business and financial risks.  The PUCO issued three sets of rules related to implementation of the new law.  These rules address topics such as the information that must be included in an electric security plan as well as a market rate option, the significantly excessive earnings test requirements, corporate separation revisions, rules relating to the recovery of transmission and ancillary service costs, electric service and safety standards dealing with the statewide line extension policy, and rules relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.

SB 221 and the implementation rules contain targets relating to advanced energy portfolio standards, renewable energy, demand reduction, and energy efficiency standards.  The standards require that, by the year 2025, 25% of the total number of kilowatt hours of electricity sold by the utility to retail electric consumers must come from alternative energy resources, which include “advanced energy resources” such as distributed generation, clean coal, advanced nuclear, energy efficiency, and fuel cell technology; and “renewable energy resources” such as solar, hydro, wind, geothermal, and biomass. At least half of the 25% must be generated from renewable energy resources, including 0.5% from solar energy.  The advanced energy portfolio and energy efficiency standards begin in 2009 with increases in required percentages each year.  SB 221 and the implementation rules do not include interim annual targets for energy efficiency and peak demand reductions, but require that energy efficiency programs save 22.3% compared to a baseline energy usage by 2025 and that peak demand reductions reach 7.75% by 2018.  If any targets are not met, compliance penalties will apply.

DP&L provided comments on the rules as did many other interested parties.  While the overall financial impact of this bill will not be known for some time, implementation of the bill and compliance with its requirements could have a material impact on our financial condition.

In compliance with SB 221, DP&L filed its electric security plan at the PUCO on October 10, 2008.  This plan contained three parts: 1) a standard offer plan; 2) a customer conservation and energy management plan; and 3) an alternative energy plan.  The standard offer plan stated that DP&L intends to maintain its current rate plan through December 31, 2010, and addressed compliance issues related to the PUCO rules.

On February 24, 2009, DP&L filed a Stipulation and Recommendation (the Stipulation) signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties.  The material terms agreed to under the Stipulation include the following:

•                  DP&L’s current rate plan will be extended through 2012.

•                  DP&L will be permitted to implement a fuel and purchased power recovery mechanism beginning January 1, 2010 which will track and adjust fuel and purchased power costs on a quarterly basis.

•                  The rate stabilization surcharge remains a non-bypassable provider of last resort charge at its current rate amount, but may be bypassable by customers served by a government aggregator beginning 2011.

•                  The last phase of the environmental investment rider increase will occur in 2010 as previously approved by the PUCO and thereafter will remain at that level through 2012.

•                  DP&L’s base distribution and generation rates will be frozen through 2012.

•                  DP&L may seek recovery of certain cost increases such as storm damage expenses, regulatory or tax changes, costs associated with new climate change or carbon regulations, certain costs associated with the operation of the Hutchings station, costs associated with transmission cost recovery rider (TCRR), and Regional Transmission Organization costs not covered by the TCRR.

•                  The significantly excessive earnings test will not apply to DP&L until 2012.

•                  DP&L will be permitted to begin its energy efficiency and demand response programs immediately with recovery scheduled to begin in 2009, with a two year reconciliation.  DP&L’s smart grid deployment initiative will be revised and resubmitted to the PUCO for approval by September 2009 with the anticipation that the plans and recovery will begin January 1, 2010 also with a two year reconciliation.

•                  DP&L’s proposed alternative energy plans will be approved and recovery of these costs will begin in 2009 with an annual reconciliation.

•                  Mercantile (large use) customers can obtain exemption from the energy efficiency rider if self-directed energy and demand programs generate reductions equal to or greater than DP&L’s energy and demand reduction benchmarks.

The Stipulation may be approved, modified or rejected by the PUCO.  A final decision from the PUCO regarding the Stipulation is expected by the end of the second quarter of 2009.

As a member of PJM, DP&L is subject to charges and costs associated with PJM operations as approved by the FERC.  FERC Orders issued in 2007 regarding the allocation of costs of large transmission facilities within PJM, could result in additional costs being allocated to DP&L of approximately $12 million or more annually by 2012.  DP&L filed a notice of appeal to the U.S. Court of Appeals, D.C. Circuit on March 18, 2008.  The appeal has been consolidated with other appeals taken by other interested parties of the same FERC Orders and the consolidated cases have been assigned to the 7th Circuit.  The Company cannot predict the outcome or timing of a decision on the appeals.  On November 7, 2008, DP&L filed a request at the PUCO for authority to defer costs associated with transmission, capacity, ancillary service and other PJM related charges incurred as a member of PJM.  DP&L sought deferral until such time as it files to seek recovery of these costs from retail ratepayers.  On February 19, 2009, the PUCO approved DP&L’s request to defer these costs.  DP&L anticipates filing a request with the PUCO before the end of April 2009 seeking to recover these costs.

Ohio Competitive Considerations and Proceedings

As of December 31, 2008, four unaffiliated marketers were registered as Competitive Retail Electric Service (CRES) providers in DP&L’s service territory.  While there has been some customer switching associated with unaffiliated marketers, it represented less than 0.12% of sales in 2008.  DPLER, an affiliated company, is also a registered CRES provider and accounted for 99.4% of the total kWh supplied by CRES providers within DP&L’s service territory in 2008.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, none of these communities have aggregated their generation load.

Federal Matters

Like other electric utilities and energy marketers, DP&L and DPLE may sell or purchase electric products on the wholesale market.  DP&L and DPLE compete with other generators, power marketers, privately and municipally-owned electric utilities and rural electric cooperatives when selling electricity.  The ability of DP&L and DPLE to sell this electricity will depend on how DP&L’s and DPLE’s price, terms and conditions compare to those of other suppliers.

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a Regional Transmission Organization (RTO).  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.  The role of the RTO is to administer an electric marketplace and ensure reliability of the transmission grid.  PJM ensures the reliability of the high-voltage electric power system serving 51 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid, administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

As a member of PJM, the value of DP&L’s generation capacity is affected by changes in and the clearing results of the PJM capacity market.  The market utilizes a Reliability Pricing Model (RPM) that changes the way generation capacity is priced and planned for by PJM.  PJM held a series of capacity auctions, the results of which have not had a material impact on our results of operations, financial position or cash flows.  The FERC decisions establishing RPM have been appealed by various entities to a Federal appeals court.  RPM remains in effect pending the outcome of the appeal.  DP&L has intervened in support of the FERC decisions.  On March 19, 2008, a large coalition of consumers filed a motion to request a FERC Technical Conference to evaluate whether the RPM market is performing as expected, and proposed that the RPM market structure should be modified or replaced.  In a related but separate action, many of the same group of consumers filed a complaint, on May 30, 2008, alleging that bidding approaches and other actions taken by unspecified market participants have resulted in unjust and unreasonable allocation of costs of $26 billion across PJM.  On September 18, 2008, FERC dismissed the complaint, but directed PJM and its stakeholders to evaluate the design of the RPM with the intention of making changes on a prospective basis.  After numerous stakeholder meetings failed to result in a consensus, PJM filed on December 12, 2008 to modify certain RPM rules and requested FERC to initiate a formal settlement proceeding.  FERC held four settlement conferences in January 2009; however, on January 15, 2009, the settlement judge recommended the process be terminated as the parties had reached an impasse.  Certain parties, including PJM, may make partial or contested settlement proposals.  A FERC ruling on PJM’s latest tariff filing proposing changes to the RPM rules remains pending.  DP&L is unable to predict any potential changes in the PJM capacity market that may result from these proceedings.

DP&L provides transmission and wholesale electric service to twelve municipal customers in its service territory, which in turn distribute electricity principally within their incorporated limits.  DP&L also maintains an interconnection agreement with one municipality that has the capability to generate a portion of its own energy requirements.   Approximately one percent of total electricity sales in 2008 represented sales to these municipalities.

In April 2008, DPL was notified that the IRS would audit its 2005 and 2006 federal income tax returns.  That IRS audit has commenced and, at this time, DPL cannot determine the outcome of the audit.

We have been informed that we will be subject to a routine audit beginning in June 2009 by the North American Electric Reliability Corporation (NERC).  NERC is the FERC-certified electric reliability organization responsible for developing and enforcing mandatory reliability standards.

ENVIRONMENTAL CONSIDERATIONS

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  The environmental issues that may impact us include:

•                     The Federal Clean Air Act (CAA) and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions.

•                     Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating plants require additional permitting or pollution control technology, and/or whether emissions from coal-fired generating plants cause or contribute to global climate changes.

•                     Rules issued by the United States Environmental Protection Agency (USEPA) and Ohio Environmental Protection Agency (Ohio EPA) that require substantial reductions in SO2, particulates, mercury and NOX emissions.  DPL is installing (and has installed) emission control technology and is taking other measures to comply with required reductions.

•                     The Federal Clean Water Act (FCWA), which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits. In July 2004, the USEPA adopted a new Clean Water Act rule to reduce the number of fish and other aquatic organisms affected by cooling water intakes at power plants.

•                     Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion by-products, which the EPA has determined are not hazardous waste subject to the Resource Conservation and Recovery Act (RCRA).

As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5) “Accounting for Contingencies,” as discussed in Note 1 of Notes to Consolidated Financial Statements.   DPL, through its wholly-owned captive insurance subsidiary MVIC, has an actuarially calculated reserve for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

In addition to the requirements related to emissions of SO2, particulates, mercury, and NOX noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide (CO2).  This concern has led to increased interest in legislation at the federal level and actions at the state level as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the USEPA has the authority to regulate carbon dioxide emissions from motor vehicles under the CAA.  Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.  Environmental advocacy groups are also focusing considerable attention on carbon dioxide emissions from power generation facilities and their potential role in climate change.  Although several bills have been introduced in Congress that would compel CO2 emission reductions, no bills have passed to date.  Future changes in environmental regulations governing these pollutants could make some of our electric generating units uneconomical to maintain or operate.  In addition, any legal obligation would require extensive mitigation efforts and, in the case of CO2 legislation, would raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to DPL and DP&L of such reductions could be material.

Environmental Regulation and Litigation Related to Air Quality

Regulation Proceedings — Air

In 1990, the federal government amended the CAA to further regulate air pollution.  Under the law, the USEPA sets limits on how much of a pollutant can be in the air anywhere in the United States.  The CAA allows individual states to have stronger pollution controls, but states are not allowed to have weaker pollution controls than those set for the whole country. The CAA has a material effect on our operations and such effects are detailed below with respect to certain programs under the CAA.

On October 27, 2003, the USEPA published final rules regarding the equipment replacement provision (ERP) of the routine maintenance, repair and replacement (RMRR) exclusion of the CAA.  Subsequently, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules.  As a result of the stay, the Ohio EPA delayed its previously announced intent to adopt the RMRR rule.  On October 20, 2005, USEPA proposed to revise the emissions test for existing electric generating units.  At this time, we are unable to determine the impact of the ERP appeal or the outcome of the proposed emissions test.

In a regulation proceeding relating to the same issue decided by the U.S. Supreme Court in the Duke Energy case discussed below, the USEPA issued a proposed rule in October 2005 concerning the test for measuring whether modifications to electric generating units should trigger application of New Source Review (NSR) standards under the CAA.  The proposed rule seeks comments on two different hourly emissions test options as well as the USEPA’s current method of measuring previous actual emission levels to projected actual emission levels after the modification.  A third option that tests emissions increase based upon emissions per unit of energy output is also available for comment.  We cannot predict the outcome of this rulemaking or its impact on current environmental litigation.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap SO2 and NOX emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed the Clean Air Interstate Rule (CAIR).  The final rules were signed on March 10, 2005 and were published on May 12, 2005.  CAIR created an interstate trading program for annual NOX emission allowances and made modifications to an existing trading program for SO2.  On August 24, 2005, the USEPA proposed additional revisions to the CAIR.  On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision to vacate the USEPA’s CAIR and its associated Federal Implementation Plan and remanded to the USEPA with instructions to issue new regulations that conformed with the procedural and substantive requirements of the Clean Air Act.  The Court’s decision, in part, invalidated the new NOX annual emission allowance trading program and the modifications to the SO2 emission trading program established by the March 10, 2005 rules, and created uncertainty regarding future NOX and SO2 emission reduction requirements and their timing.  The USEPA and a group representing utilities filed a request for a rehearing en banc on September 24, 2008.  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the Clean Air Act requirements and the Court’s July 11, 2008 decision.

We cannot predict the timing or the outcome of any new regulations relating to CAIR.  CAIR has and will continue to have a material effect on our operations.  In 2007, the Ohio EPA revised their State Implementation Plan (SIP) to incorporate a CAIR program consistent with the IAQR.  The Ohio EPA had been awaiting approval from the USEPA when the U.S. Court of Appeals issued its July 11, 2008 decision.  As a result of the December 23, 2008 order, the Ohio EPA continues to expect to receive that approval.

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The court’s CAIR decision affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances in 2008.  The long-term impact of the court’s decision, and of the actions the USEPA or others will take in response to this decision, on DPL and DP&L is not fully known at this time and could have an adverse effect on us.  In January 2009, we resumed selling excess allowances due to the revival of the trading market.

The regulations as promulgated tended to promote decisions to install Flue Gas Desulfurization (FGD) equipment and continuous operations of the currently installed Selective Catalytic Reduction (SCR) equipment.  DP&L has installed FGD and SCR equipment on the single unit at the Killen generating station and on all four units at the Stuart generating station.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants.  The USEPA “de-listed” mercury as a hazardous air pollutant from coal-fired and oil-fired utility plants and, instead, proposed a cap-and-trade approach to regulate the total amount of mercury emissions allowed from such sources.  The final Clean Air Mercury Rule (CAMR) was signed March 15, 2005 and was published on May 18, 2005.  On March 29, 2005, nine states sued USEPA, opposing the cap-and-trade regulatory approach taken by USEPA.  In 2007, the Ohio EPA adopted rules implementing the CAMR program.  On February 8, 2008, the Court of Appeals struck down the USEPA regulations, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  A request for rehearing before the entire Court of Appeals was denied and a petition for a writ of certiorari was filed with the U.S. Supreme Court on September 17, 2008.  If the petition is not accepted by the Supreme Court, or if the Supreme Court grants certiorari and upholds the D.C. Circuit Court’s decision, USEPA will have to move forward to set Maximum Available Control Technology (MACT) standards for coal- and oil-fired electric generating units.  We anticipate that it will take a few years for the USEPA to gather new data to promulgate updated MACT standards and for the regulations to become effective.  At this time, DP&L is unable to determine the impact of the promulgation of new MACT standards on its financial position or results of operations.

If the U.S. Court of Appeals’ ruling is not reversed, we cannot project the final costs we may incur to comply with any resulting mercury restriction regulations.

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone non-attainment boundaries for the metropolitan areas within Ohio.  On April 15, 2004, the USEPA issued its list of ozone non-attainment designations.  Since these initial designations, the Ohio EPA has recommended that nine areas designated non-attainment be designated as attainment.  Currently USEPA has redesignated eight of those areas as attainment for the eight-hour ozone national ambient air quality standards, including counties where DP&L owns and/or operates a number of facilities.  In redesignating these counties as attainment, the Ohio EPA submitted and USEPA approved amendments to the SIP that include maintenance plans for these areas.  In June 2007, the Ohio EPA submitted a plan to USEPA for attaining the eight-hour ozone standard for the Cincinnati-Hamilton area in which DP&L owns a number of facilities.  DP&L cannot determine the outcome of this redesignation effort at this time.

On January 5, 2005, the USEPA published its final non-attainment designations for the national ambient air quality standard for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On March 4, 2005, DP&L and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  On November 30, 2005, the court ordered USEPA to decide on all petitions for reconsideration by January 20, 2006.  On January 20, 2006, USEPA denied the petitions for reconsideration.  Petitioners submitted their principal briefs in February 2008, their reply briefs in August 2008, and their final briefs in September 2008.  Oral argument had been scheduled but, on December 19, 2008, the D.C. Circuit on its own motion indicated it will reschedule oral argument at a later date.  DP&L cannot determine the outcome of the petition for review or the effect such Ohio EPA regulations will have on its operations.

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

Sierra Club Litigation

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the U.S. District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  On August 7, 2008, a consent decree was filed in the U.S. District Court in full settlement of these CAA claims.  Under the terms of the consent decree, DP&L and the other owners of the Stuart generating station agreed to: (i) certain emission targets related to NOx, SO2 and particulate matter; (ii) make energy efficiency and renewable energy commitments that are conditioned on receiving PUCO approval for the recovery of costs; (iii) forfeit 5,500 sulfur dioxide allowances; and (iv) provide funding to a third party non-profit organization to establish a solar water heater rebate program.  DP&L and the other owners of the station also entered into an attorneys’ fee agreement to pay a portion of the Sierra Club’s attorney and expert witness fees.  The parties to the lawsuit filed a joint motion on October 22, 2008, seeking an order by the U.S. District Court approving the consent decree with funding for the third party non-profit organization set at $300,000.  On October 23, 2008, the U.S. District Court approved the consent decree.  We have determined that the terms of the consent decree will not have a material impact on our overall results of operations, financial position, or cash flows.

Litigation Involving Co-Owned Plants

In March 2000, as amended in June 2004, the U.S. Department of Justice filed a complaint in an Indiana federal court against Cinergy Corp. (now part of Duke Energy) and two Cinergy subsidiaries for alleged violations of the CAA at various generation units operated by PSI Energy, Inc. and CG&E, including generation units co-owned by DP&L (Beckjord Unit 6 and Miami Fort Unit 7).  Prior to trial, plaintiffs chose not to pursue allegations that had been made with respect to Miami Fort 7.  On May 22, 2008, the jury rendered a verdict in favor of Cinergy with respect to the allegations made involving projects at Beckjord Unit 6.  The jury found for the plaintiffs with respect to units at one of Duke Energy’s wholly-owned facilities.  In mid-December 2008, the judge ordered a retrial after hearing arguments regarding the potential prejudicial effect of Duke’s failure to disclose that certain of its witnesses were paid for their time and expertise.  No date has been established for retrying the case and DP&L is unable to predict the outcome or timing of any retrial.

In November 2004, various residents of the Village of Moscow, Ohio sued CG&E, as the operator of Zimmer generating station (co-owned by CG&E, DP&L and CSP), for alleged violations of the CAA and air pollution nuisances.  CG&E, on behalf of all co-owners, is leading the defense of this matter.

Notices of Violation Involving Co-Owned Plants

On March 13, 2008, Duke Energy Ohio Inc., the operator of the Zimmer generating station, received a Notice of Violation (NOV) and a Finding of Violation from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the Station in areas including SO2, opacity and increased heat input.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of this matter.  Duke Energy Ohio Inc. is expected to act on behalf of itself and the co-owners with respect to this matter.  At this time, DP&L is unable to predict the outcome of this matter.

In June 2000, the USEPA issued a NOV to the DP&L-operated Stuart generating station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.

In November 1999, the USEPA filed civil complaints and NOVs against operators and owners of certain generation facilities for alleged violations of the CAA.  Generation units operated by CG&E (Beckjord Unit 6) and CSP (Conesville Unit 4) and co-owned by DP&L were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  DP&L was not identified in the NOVs, civil complaints or state actions.

In December 2007, the Ohio EPA issued a NOV to the DP&L-operated Killen generating station (co-owned by DP&L and CG&E) for alleged violations of the CAA.  The NOVs alleged deficiencies in the continuous monitoring of opacity.  A compliance plan has been submitted to the Ohio EPA.  To date, no further actions have been taken by the Ohio EPA.

Other Issues Involving Co-Owned Plants

In 2006, DP&L detected a malfunction with its emission monitoring system at the DP&L-operated Killen generating station (co-owned by DP&L and CG&E) and ultimately determined its SO2 and NOx emissions data were under reported.  DP&L has petitioned the USEPA to accept an alternative methodology for calculating actual emissions for 2005 and the first quarter 2006.  DP&L has sufficient allowances in its general account to cover the understatement and is working with the USEPA to resolve the matter.  Management does not believe the ultimate resolution of this matter will have a material impact on results of operations, financial position or cash flows.

Notices of Violation Involving Wholly-Owned Plants

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the O.H. Hutchings station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA, the U.S. Department of Justice and Ohio EPA.  DP&L has provided data to those agencies regarding its maintenance expenses and operating results.  On December 15, 2008, DP&L received a request from the USEPA for additional documentation with respect to those issues and other Clean Air Act issues including issues relating to capital expenses and any changes in capacity or output of the units at the O.H. Hutchings station.  DP&L is complying with that request.  DP&L is unable to determine the timing, costs, or method by which the issues may be resolved.

Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007 remanding several aspects of the rule to USEPA for reconsideration.  Several parties petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Briefs were submitted to the Court last summer and oral arguments were held in December 2008.

On May 4, 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System permit (the Permit) for J.M. Stuart Station that continued our authority to discharge water from the station into the Ohio River.  During the three-year term of the Permit, we conducted a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.  In December 2006, we submitted an application for the renewal of the Permit that was due to expire on June 30, 2007.  In July 2007 we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008 we received a letter from Ohio EPA indicating that they intended to impose a compliance schedule as part of the final Permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in the thermal discharge study.   On March 6, 2008, representatives from DP&L met with Ohio EPA to discuss the issue and reiterate our position that diffusers were not cost-effective.  We agreed to explore other potential solutions and share findings with Ohio EPA.  On June 6, 2008, DP&L sent a letter to Ohio EPA stating that we would be willing to restrict public access to the thermal discharge during the warmest months of the year.  On August 22, 2008, we received word from Ohio EPA that this option would be acceptable and would be incorporated in the NPDES permit, which was received in draft form on November 12, 2008, subject to comment and the review of the USEPA.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the draft permit and the timing for issuance of a final permit is uncertain.

Environmental Regulation and Litigation Related to Land Use and Solid Waste Disposal

DP&L has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a Potentially Responsible Party (PRP) at two sites pursuant to state and federal laws.

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be PRPs for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with USEPA to conduct the RI/FS.  Information available to DP&L does not demonstrate that it contributed hazardous substances to the site.  Should USEPA pursue a civil action, DP&L will challenge it.

In December 2003, DP&L and other parties received a special notice that the USEPA considers us to be PRPs for the clean-up of hazardous substances at the Tremont City landfill site.  Information available to DP&L does not demonstrate that it contributed hazardous substances to the site.

In November 2007, a PRP group contacted DP&L seeking our financial participation in a settlement that the group had reached with the federal government with respect to the clean-up of an industrial site once owned by Carolina Transformer, Inc.  DP&L’s business records clearly show we did not conduct business with Carolina Transformer that would require our participation in any clean-up of the site.  DP&L has declined to participate in the clean-up of this site.

In August 2006, Ohio EPA issued draft rules for interested party comment related to the disposal of industrial waste.  DP&L, through the Ohio Electric Utility Institute, submitted comments on the draft rules.  DP&L cannot predict the impact of the draft rules on future operations.

Capital Expenditures for Environmental Matters

Test operations of the flue gas desulfurization (FGD) equipment on all four units at the Stuart generating station were completed during 2008.  The equipment is currently in service.

DPL’s construction additions were approximately $228 million, $347 million and $352 million in 2008, 2007 and 2006, respectively, and are expected to approximate $150 million for 2009.  DP&L’s construction additions were approximately $225 million, $344 million and $349 million in 2008, 2007 and 2006, respectively.  Planned construction additions of DP&L for 2009 are expected to approximate $147 million and relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.  All environmental additions made during the past three years pertain to DP&L and approximate $90 million, $206 million and $246 million in 2008, 2007 and 2006, respectively.

Item 1A - Risk Factors

This annual report and other documents that we file with the SEC and other regulatory agencies, as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.

Future operating results are subject to fluctuations based on a variety of factors, including but not limited to: unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; changes in fuel and purchased power costs, emissions allowance costs, or availability constraints; environmental compliance; and electric transmission system constraints.

The following is a listing of risk factors that DPL and DP&L consider to be the most significant to your decision to invest in our stock.  If any of these events occur, our business, results of operations, financial position or cash flows could be materially affected.

Senate Bill 221

We operate in a rapidly changing industry with evolving industry standards and regulations.  In recent years a number of federal and state developments aimed at promoting competition triggered industry restructuring.  Regulatory factors such as changes in the policies and procedures that set rates; changes in tax laws, tax rates and environmental laws and regulations; changes in DP&L’s ability to recover expenditures for environmental compliance, fuel and purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases could affect our results of operations, financial condition or cash flows.  Additionally, financial or regulatory accounting principles or policies imposed by governing bodies can increase our operational, monitoring and information technology costs affecting our results of operations and financial condition.

Before 2001, Ohio electric utilities provided electric generation, transmission and distribution services as a single product to retail customers at prices set by the PUCO.  In 1999, Ohio enacted legislation that partially deregulated utility service, effective January 1, 2001, making retail generation service a competitive service.  Customers may choose to take generation service from CRES providers that register with the PUCO but are otherwise unregulated.  In connection with this deregulation of the electric industry in Ohio, electric utilities have had to restructure their service and their rates to accommodate competition.

Many of the requirements of the Ohio deregulation law were premised on the assumption that the wholesale generation market and, in turn, the retail generation market, would fully develop by the end of 2005, and that the price for generation for even those customers who choose to continue to purchase the service from the regulated utility would be set purely by the market.  That did not occur.  As a result, the PUCO and the utilities, including DP&L, put rate stabilization plans in place to provide standard offer service to customers at tariffed rates.  DP&L’s plan was the only one to continue through 2010.

On May 1, 2008, substitute Senate Bill 221, an Ohio electric energy bill, was signed by the Governor and became effective July 31, 2008.  This new law states that all Ohio distribution utilities must file either an electric security plan or a market rate option to be in effect January 1, 2009.  An electric security plan may allow for adjustments to the standard offer for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its electric security plan, the utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms. Both the market rate option and the electric security plan option involve a “substantially excessive earnings” test based on the earnings of other companies with similar business and financial risks.

The new law also contains annual targets relating to advanced energy portfolio standards, renewable energy, and energy efficiency standards.  The standards require that, by 2025, 12.5% of the generation used to supply standard offer generation service by the utility must come from advanced energy resources, which may include distributed generation, cogeneration, clean coal technology, nuclear technology or energy efficiency.  By 2025, another 12.5% of the generation used to supply standard offer generation service by the utility must come from renewable energy resources, of which 0.5% must come from solar energy resources.  In addition, the proposed bill requires annual energy efficiency reductions that reach 22.3% by 2025 and peak demand reduction requirements that reach 7.75% by 2018.  The advanced energy portfolio and energy efficiency standards begin in 2009, with increases in required percentages each year.  If any targets are not met, compliance penalties will apply.

In compliance with substitute Senate Bill 221, DP&L filed its electric security plan on October 10, 2008.  On February 24, 2009, DP&L filed a Stipulation and Recommendation (the Stipulation) signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties.  The PUCO has the authority to approve, modify or reject the Stipulation.  The Stipulation is further discussed under Ohio Retail Rates in Item 1 — COMPETITION AND REGULATION.  While the overall impact of Senate Bill 221 is not known, implementation of the bill and compliance with its requirements could have a material impact on us.  The outcome of this proceeding should be known by the end of the second quarter of 2009.

Clean Air Interstate Rule (CAIR) decision by the U.S. Court of Appeals for the District of Columbia Circuit

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the U.S. Environmental Protection Agency’s (USEPA’s) Clean Air Interstate Rule (CAIR) and its associated Federal Implementation Plan. This decision remanded these issues back to the USEPA.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  On December 23, 2008, the court reversed part of its decision that vacated CAIR.  Thus, CAIR currently remains in effect, but the USEPA remains subject to the court’s order to revise the program.

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The court’s CAIR decision has affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances in 2008.  The long-term impact of the court’s decision, and of the actions the USEPA or others will take in response to this decision, on DPL and DP&L is not fully known at this time and could have an adverse effect on us.  In January 2009, we resumed selling excess allowances due to the revival of the trading market.

Credit Market

The current global credit crisis may adversely affect our business and financial results.  Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  Liquidity and credit concerns were further exacerbated in September 2008 with Lehman Brothers’ bankruptcy filing, the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac, and the U.S. government loan to AIG.  Because of this, the ability of corporations to obtain funds through the issuance of debt was negatively impacted.  Disruptions in the credit markets make it harder and more expensive to obtain funding for our business.  We issue debt to cover the costs of certain of our operations and expenditures and the inability to issue such debt on reasonable terms, or at all, could negatively affect our business and financial results.  If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability.

Market performance and other changes may decrease the value of benefit plan assets, which could require significant additional funding.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under DPL’s and DP&L’s pension and postretirement benefit plans. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets, as was experienced in 2008, will increase the funding requirements under our pension and postretirement benefit plans if the actual asset returns do not recover these declines in value in the foreseeable future. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. The Pension Protection Act, enacted in August 2006, requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans may increase in the future. In addition, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans. If market conditions continue to be unfavorable, our results of operations, financial position or cash flows could be adversely impacted.

Fuel and Commodity Prices

Recently, the coal market has experienced significant price volatility.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Coal exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the years ending December 31, 2009 and 2010, we have hedged our coal requirements with coal mine operators and financial institutions to meet our committed sales.  However, we may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent our suppliers do not meet their contractual commitments, we cannot secure adequate coal supplies in a timely or cost-effective manner or we are not hedged against price volatility, our results of operations, financial position or cash flows could be materially affected.  As part of its electric security plan filing, DP&L requested regulatory authority to defer fuel and fuel related costs that exceed the amount that is in current rates.  On February 24, 2009, DP&L filed a Stipulation and Recommendation (the Stipulation) signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties.  The Stipulation includes the implementation of a fuel and purchased power recovery mechanism beginning January 1, 2010 which will track and adjust fuel costs on a quarterly basis.  The PUCO has the authority to approve, modify or reject the Stipulation.  The Stipulation is further discussed under Ohio Retail Rates in Item 1 — COMPETITION AND REGULATION.  A final decision from the PUCO regarding the Stipulation is expected by the end of the second quarter of 2009.

Customer Switching

Changes in our customer base, including government aggregation, could lead to the entrance of competitors in our marketplace, affecting our results of operations, financial condition or cash flows.  Although retail generation service has been a competitive service since January 1, 2001, the competitive generation market has not developed in DP&L’s service territory to any significant degree.  The following are factors that could result in increased switching by customers to CRES providers in the future:

•                  DP&L’s Standard Service Offer

Customers that take service from a CRES provider are able to bypass the Environmental Investment Rider (EIR).  Because this charge increases each year through 2010, the price that a CRES provider can offer to save customers money changes each year.  Depending on the development of the wholesale market and the level of wholesale prices, CRES providers could become more active in DP&L’s service territory.

•                  CRES Supplier Initiatives

Customers can elect to take generation service from a CRES provider offering services to customers in DP&L’s service territory.  As of December 31, 2008, five CRES providers have been certified by the PUCO to provide generation service to DP&L customers.  One of those five, DPL Energy Resources, Inc. (DPLER), is a wholly-owned affiliate of DPL.  DPLER supplied 99.4% of the total kWh consumed by customers served by CRES providers in DP&L’s service territory in 2008.  Depending on the development of the wholesale market and the level of wholesale prices, CRES providers could become more active in DP&L’s service territory and may begin to offer prices lower than DP&L’s standard offer.  This could result in more switching by DP&L’s customers and a further loss of revenues by DP&L.

•                  Governmental Aggregation Programs

DP&L could also experience customer switching through “governmental aggregation.”  Under this program, municipalities may contract with a CRES provider to provide generation service to the customers located within the municipal boundaries.  Several communities in DP&L’s service territory have passed ordinances allowing them to become government aggregators.  Although an aggregation program has not yet been implemented, that too could change if CRES providers offer prices below DP&L’s standard offer.

Risks Associated with Our Pre-determined Rates

DP&L has provided service at rates governed by the PUCO-approved transition, market development and rate stabilization plans.  The protection afforded by retail fuel clause recovery mechanisms was eliminated effective January 1, 2001 by the implementation of customer choice in Ohio.  Likewise, through the RSS Stipulation, DP&L extended its commitment to maintain pre-determined rates for generation through December 31, 2010, and in exchange is permitted to charge two new rate riders to offset increases in fuel and environmental costs.  Beginning January 1, 2006, a RSS was implemented that recovered approximately $65 million additional revenue in 2006, net of customer discounts.  The EIR could result in approximately $35 million additional revenue each year, net of customer discounts and assuming insignificant levels of customer switching.  The PUCO ruled this rider will be bypassable by all customers who take service from alternative generation suppliers.  Accordingly, the rates DP&L is allowed to charge may or may not match its expenses at any given time.  Therefore, during this period (or possibly earlier by order of the PUCO), while DP&L will be subject to prevailing market prices for electricity, it would not necessarily be able to charge rates that produce timely or full recovery of its expenses.  DP&L has historically maintained its rates at consistent levels since 1994 when the final phase of DP&L’s last traditional rate case was implemented.  However, as DP&L operates under its PUCO-approved RSS Stipulation, there can be no assurance that DP&L will be able to timely or fully recover unanticipated levels of expenses, including but not limited to those relating to fuel, coal and purchased power, compliance with environmental regulation, reliability initiatives and capital expenditures for the maintenance or repair of its plants or other properties.

Regional Transmission Organizational Risks

On October 1, 2004, in compliance with Ohio law, DP&L turned over control of its transmission functions and fully integrated into PJM.  The price at which DPL and DP&L can sell its generation capacity and energy is now more dependent upon the overall operation of the PJM market.  While DP&L can continue to make bi-lateral transactions to sell its generation through a willing-buyer and willing-seller relationship, any transactions that are not pre-arranged are subject to market conditions at PJM.  The rules governing the various regional power markets also change from time to time which could affect DP&L’s costs and revenues.  DP&L incurs fees and costs to participate in the RTO.  We may be limited with respect to the price at which power may be sold from certain generating units and we may be required to expand our transmission system according to decisions made by the RTO rather than our internal planning process.  While RTO transmission rates were initially designed to be revenue neutral, various proposals and proceedings currently taking place at FERC may cause transmission rates to change from time to time.  In addition, developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights may have a financial impact on DP&L.  Likewise, in December 2006, FERC approved PJM’s Reliability Pricing Model (RPM).  RPM became effective in 2007 and provides forward and locational pricing for generation capacity.  The financial impact of RPM on DP&L will depend on a variety of factors, including the market behavior of various participants.  At this time, the RPM auction results are expected to have no material financial impact to DPL.  Because the RTO market rules are continuing to evolve, we cannot fully assess the impact that these power markets or other ongoing RTO developments may have on DP&L.  On February 19, 2009, the PUCO approved DP&L’s request to defer costs associated with transmission, capacity, ancillary service and other PJM related charges incurred as a member of PJM.  DP&L anticipates filing a request with the PUCO before the end of April 2009 seeking to recover these costs.  Also, on February 24, 2009, DP&L filed a Stipulation and Recommendation (the Stipulation) signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties.  The Stipulation states that DP&L may seek recovery of RTO costs which are not covered by other recovery mechanisms.  The PUCO has the authority to approve, modify or reject the Stipulation.  The Stipulation is further discussed under Ohio Retail Rates in Item 1 — COMPETITION AND REGULATION.  A final decision from the PUCO regarding the Stipulation is expected by the end of the second quarter of 2009.  If in the future we are unable to defer or recover these costs, it could have a material adverse effect on us.

As a member of PJM, DP&L and DPLE are subject to certain additional risks including those associated with the allocation among PJM members of losses caused by unreimbursed defaults of other participants in PJM markets and those associated with complaint cases filed against PJM that may seek refunds of revenues previously earned by PJM members including DP&L and DPLE.

PJM Infrastructure Risks

Annually, PJM performs a review of the capital additions required to provide reliable electric transmission services throughout its territory.  PJM traditionally allocated the costs of constructing these facilities to those entities that benefited directly from the additions.  On April 19, 2007, the FERC issued an order that modified the traditional method of allocating costs associated with new high voltage planned transmission facilities.  FERC ordered that the cost of new high-voltage facilities be socialized across the PJM region.  The costs of the new facilities at lower voltages will continue to be assigned to the load centers that benefit from the new facilities.  In a companion order also issued on April 19, 2007, FERC did not change the existing allocation of costs associated with existing transmission facilities, upholding the existing PJM rate design.  The overall impact of FERC’s orders cannot be definitively assessed at this time because not all new planned construction is likely to happen.  The additional costs allocated to DP&L for new large transmission approved projects were immaterial in 2008 and are not expected to be material in 2009, but could rise to approximately $12 million or more annually by 2012.  As a result, in 2008 DP&L sought and obtained PUCO authority to defer costs associated with these new high-voltage transmission projects for future recovery through retail rates.  If in the future we are unable to defer or recover these costs, it could have a material adverse effect on us.

Reliance on Third Parties

We rely on many suppliers for the purchase and delivery of inventory, including coal and equipment components, to operate our energy production, transmission and distribution functions.  Unanticipated changes in our purchasing processes, delays and supplier availability may affect our business and operating results.  In addition, we rely on others to provide professional services, such as, but not limited to, actuarial calculations, internal audit services, payroll processing and various consulting services.

Historically, some of our coal suppliers have not performed their contracts as promised and have failed to timely deliver all coal as specified under their contracts.  Such failure could significantly reduce DP&L’s inventory of coal and may cause DP&L to purchase higher priced coal on the spot market.  When the failure is for a short period of time, DP&L can absorb the irregularity due to existing inventory levels.  If we are required to purchase a substantial amount of coal on the spot market for a significant period of time, it may materially impact our cost of operations.

DP&L is a co-owner in certain generation facilities where it is a non-operating partner.  DP&L does not procure the fuel for these facilities, but is responsible for its proportionate share of the cost of fuel procured at these facilities.  Partner operated facilities do not always have realized coal costs that are equal to our co-owners’ projections, and we are responsible for our proportionate share of any increase in coal costs.

Greenhouse Gases

The rules issued by the USEPA and Ohio Environmental Protection Agency (Ohio EPA) that require substantial reductions in SO2, NOx and mercury emissions may impact our business and operations.  We are installing (and have installed) emission control technology and are taking other measures to comply with required reductions.

In addition to the requirements related to emissions of SO2, NOx and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gasses, including most significantly, CO2.  This concern has led to increased interest in legislation at the federal level and actions at the state level, as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the USEPA has the authority to regulate CO2 emissions from motor vehicles under the Clean Air Act (CAA).  Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community.  There are also indications that the new government administration formed in 2009 is likely to pursue aggressive policies to limit greenhouse gas emissions and that legislation is likely to be passed in the future.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of CO2 and other greenhouse gasses on generation facilities, the cost of achieving such reduction could be material to us.

Environmental Compliance

Our facilities (both wholly-owned and co-owned with others) are subject to continuing federal and state environmental laws and regulations.  We own a non-controlling, minority interest in several generating stations operated by CG&E or its affiliate, Union Heat, Light & Power, and CSP.  These parties will take steps to ensure that these stations remain in compliance with applicable environmental laws and regulations.  As a non-controlling owner in these generating stations, we will be responsible for our pro rata share of these expenditures based upon our ownership interest.

During 2008, a major spill occurred at an ash pond owned by the Tennessee Valley Authority (TVA) as a result of a dike failure and generated a significant amount of national news coverage.  DP&L has ash ponds at the Killen and J.M. Stuart stations which it operates, and also at other generating stations operated by others but in which DP&L has an ownership interest.  We frequently inspect our ash ponds and do not anticipate any failures like that which occurred at TVA.  It is widely expected that the federal government will consider imposing additional monitoring, testing, or construction standards with respect to ash ponds.  DP&L is unable to assess the timing or impact of any such governmental response that may occur or whether it would be limited to the type of ash pond operated by TVA or applied more broadly.

Flue Gas Desulfurization Project

We have constructed and placed into service flue gas desulfurization (FGD) facilities at our Killen and J. M. Stuart electric generating stations.  The operation of this FGD equipment is required for the achievement of certain emission targets.  We are also co-owners of electric generating stations operated by other investor-owned utilities, who are in various stages of constructing FGD facilities at these generating stations.  In the event that we experience significant FGD equipment operational failure or significant construction delays at those electric generating stations where we are co-owners but not the operators, we may not meet certain emission targets that could result in a substantial increase in our operating costs to these facilities beginning in 2009.

Our Stock Price May Fluctuate

The market price of DPL’s common stock has fluctuated over a wide range.  Over the past three years, the market price of our common stock has fluctuated with a low of $19.16 and a high of $31.91.  The global markets in recent years have experienced significant price and volume variations that have often been unrelated to our operating performance.  Over the previous year, the global markets have increasingly been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions but, more recently, in companies in a number of other industries and in the broader markets.  The market price of our common stock may continue to significantly fluctuate in the future and may be affected adversely by factors such as actual or anticipated change in our operating results, acquisition activity, changes in financial estimates by securities analysts, general market conditions, rumors and other factors, which factors may increase price volatility and be exacerbated by continued disruption in the global markets at large.

Economic Conditions

Economic pressures, as well as changing market conditions and other factors related to physical energy and financial trading activities, which include price, credit, liquidity, volatility, capacity, transmission and interest rates can have a significant effect on our operations and the operations of our retail, industrial and commercial customers.  The direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, and other factors.  Many of these factors have disproportionately impacted Ohio, which is the only state in which DPL and DP&L sell electricity.

DPL and DP&L’s results of operations may be negatively affected by sustained downturns or a sluggish economy, all of which are beyond our control.  Sustained downturns, recession or a sluggish economy generally affect the markets in which DP&L operates and negatively influences DP&L’s energy operations.  A falling, slow or sluggish economy could reduce the demand for energy in areas in which we are doing business.  Our commercial and industrial customers use our energy in the production of their products.  During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of energy they require for production.

Regulatory Uncertainties and Litigation

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, and taxation, which are rapidly changing and subject to additional changes in the future.  As further described in Item 3 - “Legal Proceedings,” we are also currently involved in various pieces of litigation in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to our organization and could affect our future operating results.

Warrant Exercise

DPL’s warrant holders could exercise their warrants to purchase 19.6 million shares of common stock at their discretion until March 12, 2012.  As a result, DPL could be required to issue up to 19.6 million common shares in exchange for the receipt of the exercise price of $21.00 per share or pursuant to a cashless exercise process.  The exercise of all warrants would have a dilutive effect on us and would increase the number of common shares outstanding and increase our common share of dividend costs, thus affecting any existing guidance on earnings per share and our cash flows.

Internal Controls

Our internal controls, accounting policies and practices, and internal information systems are designed to enable us to capture and process transactions in a timely and accurate manner in compliance with generally accepted accounting principles (GAAP) in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations.  We implemented corporate governance, internal control and accounting rules issued in connection with the Sarbanes-Oxley Act of 2002 (the “Act”).  Our internal controls and policies have been and continue to be closely monitored by management and our Board of Directors to ensure continued compliance with Section 404 of the Act.  While we believe these controls, policies, practices and systems are adequate to verify data integrity, unanticipated and unauthorized actions of employees, temporary lapses in internal controls due to shortfalls in oversight or resource constraints could lead to improprieties and undetected errors that could impact our results of operations, financial condition or cash flows.

Collective Bargaining Agreements

Approximately 54% of our employees are under a collective bargaining agreement which is in effect until October 31, 2011.  If collective bargaining agreements expire before new agreements are reached, we would attempt to persuade our employees to continue working while negotiations continue.  We believe that we maintain a satisfactory relationship with our employees; however, it is possible that labor disruptions affecting some or all of our operations could occur during the period of the bargaining agreement or at the expiration of collective bargaining agreements before new agreements are negotiated.  Lengthy strikes by our employees would have an adverse effect on our operations and financial condition.

Cyber Security and Terrorism

Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results. We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition. In addition, our generation plants, fuel storage facilities, transmission and distribution facilities may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products. Any such disruption could result in a material decrease in revenues and significant additional costs to repair and insure our assets, which could have a material adverse effect on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

Information relating to our properties is contained in Item 1 — ELECTRIC OPERATIONS AND FUEL SUPPLY and Note 4 of Notes to Consolidated Financial Statements.

Substantially all property and plants of DP&L are subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated as of October 1, 1935 with the Bank of New York, as Trustee (Mortgage).

Item 3 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2008, cannot be reasonably determined.

Insurance Recovery Claim

On May 16, 2007, DPL filed a claim with Energy Insurance Mutual (EIM) to recoup legal expenses associated with our litigation against former executives.  That claim is pending.

State Income Tax Audit Reviews

On February 13, 2006, we received correspondence from the Ohio Department of Taxation (ODT) notifying us that ODT has completed their examination and review of our Ohio Corporation Franchise Tax Returns for tax years 2002 through 2004 and that the final proposed audit adjustments result in a balance due of $90.8 million before interest and penalties.  On June 27, 2008, we entered into a $42.0 million settlement agreement with the ODT resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42.0 million was paid to the ODT in July 2008.

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  On August 7, 2008, a consent decree was filed in the United States District Court in full settlement of these CAA claims.  Under the terms of the consent decree, the co-owners of the Stuart generating station agreed to: (i) certain emission targets related to NOx, SO2 and particulate matter; (ii) make energy efficiency and renewable energy commitments that are conditioned on receiving Public Utilities Commission of Ohio approval for the recovery of costs; (iii) forfeit 5,500 sulfur dioxide allowances; and (iv) provide funding to a third party non-profit organization to establish a solar water heater rebate program.  DP&L and the other owners of the station also entered into an attorney fee agreement to pay a portion of the Sierra Club’s attorney and expert witness fees.  On October 23, 2008, the United States District Court approved the consent decree with funding for the third party non-profit organization set at $300,000.  We have determined that the terms of the consent decree will not have a material impact on our overall results of operations, financial position or cash flows.

Governmental and Regulatory Inquiries

On March 10, 2004, DPL’s and DP&L’s Corporate Controller, sent a memorandum (the Memorandum) to the Chairman of the Audit Committee of our Board of Directors.  The Memorandum expressed the Corporate Controller’s “concerns, perspectives and viewpoints” regarding financial reporting and governance issues within DPL and DP&L.  In response the Board initiated an internal investigation whose findings and recommendations led to corrective action taken regarding internal controls, process issues and the tone at the top.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified DPL and DP&L that it had initiated an inquiry involving matters connected to our internal investigation.  This inquiry remains pending.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Memorandum.  This investigation remains pending.

Additional information relating to legal proceedings involving DPL and DP&L is contained in Item 1 -  ENVIRONMENTAL CONSIDERATIONS, Item 1 — COMPETITION AND REGULATION, and Item 8 — Note 18 of Notes to Consolidated Financial Statements and is incorporated by reference into this Item.

Item 4 - Submission of Matters to a Vote of Security Holders

NONE

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

As of February 24, 2009, there were 21,534 holders of record of DPL common equity, excluding individual participants in security position listings. The following table presents the high and low per share sales prices for DPL common stock as reported by the New York Stock Exchange for each quarter of 2008 and 2007:

	2008		2007
	High	Low	High	Low
First Quarter	$30.18	$24.58	$31.44	$27.56
Second Quarter	$28.70	$26.10	$31.91	$28.08
Third Quarter	$26.76	$23.00	$29.36	$26.04
Fourth Quarter	$24.59	$19.16	$30.83	$26.05

DP&L’s common stock is held solely by DPL and, as a result, is not listed for trading on any stock exchange.

As long as DP&L preferred stock is outstanding, DP&L’s Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its common stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1.2 million.  As of December 31, 2008, all earnings reinvested in the business of DP&L were available for DP&L common stock dividends.  We expect all 2008 earnings reinvested in the business of DP&L to be available for DP&L common stock dividends, payable to DPL.

On December 10, 2008, DPL’s Board of Directors authorized a quarterly dividend rate increase of approximately 4%, increasing the quarterly dividend per DPL common share from $.275 to $.285.  If this increase were maintained, the annualized dividend rate would increase from $1.10 per share to $1.14 per share.

Additional information concerning dividends paid on DPL common stock is set forth under Selected Quarterly Information in Item 8 — Financial Statements and Supplementary Data.

Information regarding DPL’s equity compensation plans as of December 31, 2008 is disclosed in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates such information by reference from DPL’s proxy statement for the 2009 Annual Meeting of Shareholders.

The following graph compares the cumulative 5-year total return to shareholders on DPL Inc.’s common stock relative to the cumulative total returns of the Dow Jones US Industrial Average index, the S&P Utilities index, and the S&P Electric Utilities index. An investment of $1,000 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each index on December 31, 2003 and its relative performance is tracked through December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among DPL Inc., The Dow Jones US Industrial Average Index,

The S&P Electric Utilities Index And The S&P Utilities Index

*   $1000 invested on 12/31/03 in stock or index-including reinvestment of dividends.

 Fiscal year ending December 31.

Copyright © 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

In U.S. Dollars	12/03	12/04	12/05	12/06	12/07	12/08

DPL Inc.	1,000	1,255	1, 348	1,495	1,653	1,331
Dow Jones US Industrial Average	1,000	1,053	1,071	1,275	1,389	945
S&P Electric Utilities	1,000	1,266	1,489	1,835	2,259	1,675
S&P Utilities	1,000	1,243	1,452	1,757	2,097	1,490

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 - Selected Financial Data

	For years ended December 31,
($ in millions except per share amounts or as indicated)	2008	2007	2006	2005	2004

DPL Inc.

Basic earnings (loss) per share of common stock:
Continuing operations (c)	$2.22	$1.97	$1.12	$1.03	$1.01
Discontinued operations	$—	$0.09	$0.12	$0.44	$0.80
Cumulative effect of accounting change (a)	$—	$—	$—	$(0.03)	$—
Total basic earnings per common share	$2.22	$2.06	$1.24	$1.44	$1.81

Diluted earnings (loss) per share of common stock:
Continuing operations (c)	$2.12	$1.80	$1.03	$0.97	$1.00
Discontinued operations	$—	$0.08	$0.12	$0.41	$0.78
Cumulative effect of accounting change (a)	$—	$—	$—	$(0.03)	$—
Total dilutive earnings per common share	$2.12	$1.88	$1.15	$1.35	$1.78

Dividends declared per share	$1.10	$1.04	$1.00	$0.96	$0.96
Dividend payout ratio	49.5%	50.5%	80.7%	66.7%	53.0%

Total Electric sales (millions of kWh)	17,172	18,598	18,418	17,906	18,465

Results of Operations:
Revenues	$1,601.6	$1,515.7	$1,393.5	$1,284.9	$1,199.9
Earnings from continuing operations, net of tax (c)	$244.5	$211.8	$125.6	$124.7	$121.5
Earnings (loss) from discontinued operations, net of tax	$—	$10.0	$14.0	$52.9	$95.8
Cumulative effect of accounting change, net of tax	$—	$—	$—	$(3.2)	$—
Net Income	$244.5	$221.8	$139.6	$174.4	$217.3

Financial Position items at December 31, :
Total Assets	$3,675.1	$3,566.6	$3,612.2	$3,791.7	$4,165.5
Long-term Debt (b)	$1,376.1	$1,541.5	$1,551.8	$1,677.1	$2,117.3
Total construction additions	$227.8	$346.7	$351.6	$179.7	$98.0

Senior unsecured debt ratings at December 31, :
Fitch Ratings	BBB+	BBB+	BBB	BBB-	BB
Moody’s Investors Service	Baa2	Baa2	Baa3	Ba1	Ba3
Standard & Poor’s Corporation	BBB-	BBB-	BB	BB-	B+

Number of Shareholders - Common Stock	21,628	22,771	24,434	26,601	28,079

The Dayton Power and Light Company

Total Electric sales (millions of kWh)	17,105	18,598	18,418	17,906	18,465

Results of Operations:
Revenues	$1,572.9	$1,507.4	$1,385.2	$1,276.9	$1,192.2
Earnings on Common Stock (c)	$284.9	$270.7	$241.6	$210.9	$208.1

Financial Position items at December 31, :
Total Assets	$3,435.8	$3,276.7	$3,090.3	$2,738.6	$2,641.4
Long-term Debt (b)	$884.0	$874.6	$785.2	$685.9	$686.6

Senior secured debt ratings at December 31,:
Fitch Ratings	A+	A+	A	A-	BBB
Moody’s Investors Service	A2	A2	A3	Baa1	Baa3
Standard & Poor’s Corporation	A-	BBB+	BBB	BBB-	BBB-

Number of Shareholders - Preferred Stock	256	281	290	329	357

(a)       In 2005, we recorded a cumulative effect of an accounting change related to an additional obligation in response to FASB Interpretation Number (FIN) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”

(b)       Excludes current maturities of long-term debt.

(c)        In the fourth quarter of 2006, DPL entered into agreements to sell two of its peaking facilities resulting in a $44.2 million ($71 million pre-tax) impairment charge.  The sale was finalized in April 2007.  During 2006, DPL recorded a $37.3 million ($61.2 million pre-tax) charge for early redemption of debt.  DP&L recorded a $2.5 million ($4.1 million pre-tax) charge for early redemption of debt in 2006.  In May 2007, DPL settled the litigation with the former executives resulting in a $19.7 million ($31 million pre-tax) gain.  In April 2007, DPL also recouped legal costs  associated with the litigation with the former executives from one of its insurers resulting in a $9.2 million ($14.5 million pre-tax) gain.  In 2008, DPL sold coal and excess emission allowances to various counterparties, realizing net gains of $58.2 million ($83.4 million pre-tax) and $24.3 million ($34.8 million pre-tax), respectively.  Also, in June 2008, DPL entered into a $42 million tax settlement with Ohio Department of Taxation resulting in a recorded income tax benefit of $8.5 million.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 98% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; performance of our suppliers; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws; changes in federal and/or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development and operation of Regional Transmission Organizations (RTOs), including PJM Interconnection, L.L.C. (PJM) to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability; significant delays associated with large construction projects; growth in our service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; and the risks and other factors discussed in this report and other DPL and DP&L filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of the document in which they are made.  We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion should be read in conjunction with the accompanying financials and related footnotes included in Item 8 — Financial Statements and Supplementary Data.

BUSINESS OVERVIEW

DPL is a regional electric energy and utility company and through its principal subsidiary, DP&L, is primarily engaged in the generation, transmission and distribution of electricity in West Central Ohio. DPL and DP&L strive to achieve disciplined growth in energy margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth through efficient operations and strong customer and regulatory relations. More specifically, DPL and DP&L’s strategy is to match energy supply with load or customer demand, maximizing profits while effectively managing exposure to movements in energy and fuel prices and utilizing the transmission and distribution assets that transfer electricity at the most efficient cost while maintaining the highest level of customer service and reliability.

We operate and manage generation assets and are exposed to a number of risks. These risks include but are not limited to electricity wholesale price risk, fuel supply and price risk and power plant performance.  We attempt to manage these risks through various means. For instance, we operate a portfolio of wholly-owned and jointly-owned generation assets that is diversified as to coal source, cost structure and operating characteristics. We are focused on the operating efficiency of these power plants and maintaining their availability.

We operate and manage transmission and distribution assets in a rate-regulated environment. Accordingly, this subjects us to regulatory risk in terms of the costs that we may recover and the investment returns that we may collect in customer rates. We are focused on delivering electricity and maintaining high standards of customer service and reliability in a cost-effective manner.

As we look forward, there are a number of issues that we believe may have a significant impact on our business and operations described above.  The following issues mentioned below are not meant to be exhaustive but to provide insight to matters that have or are likely to have an effect on our industry and business:

CREDIT MARKETS

The current global credit crisis may adversely affect our business and financial results.  Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  Liquidity and credit concerns were further exacerbated in September 2008 with Lehman Brothers’ bankruptcy filing, the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac, and the U.S. government loan to AIG.  Because of this, the ability of corporations to obtain funds through the issuance of debt was negatively impacted.  Disruptions in the credit markets make it harder and more expensive to obtain funding for our business.  We issue debt to cover the costs of certain of our operations and expenditures and the inability to issue such debt on reasonable terms, or at all, could negatively affect our business and financial results.  If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability.

REGULATORY ENVIRONMENT

•                  Clean Air Interstate Rule (CAIR) decision by the U.S. Court of Appeals for the District of Columbia Circuit

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the United States Environmental Protection Agency’s (USEPA) CAIR and its associated Federal Implementation Plan. This decision remanded these issues back to the USEPA.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual nitrogen oxide (NOx) emission allowances and made modifications to an existing trading program for sulfur dioxide (SO2) that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  On December 23, 2008, the court reversed part of its decision that vacated CAIR.  Thus, CAIR currently remains in effect, but the USEPA remains subject to the court’s order to revise the program.

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The court’s CAIR decision has affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances.  The overall impact of the court’s decision, and of the actions the USEPA or others will take in response to this decision, on DPL and DP&L is not fully known at this time and could have an adverse effect on us.  In January 2009, we resumed selling excess allowances due to the revival of the trading market.

•                  Senate Bill 221 and ESP filing

On May 1, 2008, substitute Senate Bill 221, an Ohio electric energy bill, was signed by the Governor and went into effect July 31, 2008.  In compliance with SB 221, DP&L filed its electric security plan at the PUCO on October 10, 2008.  This plan contained three parts: 1) a standard offer plan; 2) a customer conservation and energy management plan; and 3) an alternative energy plan.  The standard offer plan stated that DP&L intends to maintain its current rate plan through December 31, 2010, and addressed compliance issues related to the PUCO rules.  On February 24, 2009, DP&L filed a Stipulation and Recommendation (the Stipulation) signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties.  The PUCO has the authority to approve, modify or reject the Stipulation.  The Stipulation is further discussed under Ohio Retail Rates in Item 1 — COMPETITION AND REGULATION.  A final decision from the PUCO regarding the Stipulation is expected by the end of the second quarter of 2009.

•                  Greenhouse Gases

The rules issued by the United States Environmental Protection Agency (USEPA) and Ohio Environmental Protection Agency ( Ohio EPA) that require substantial reductions in SO2, mercury and NOX emissions may impact our business and operations.  We are installing (and have installed) emission control technology and are taking other measures to comply with required reductions.

In addition to the requirements related to emissions of SO2, NOX and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide (CO2).  This concern has led to increased interest in legislation at the federal level and actions at the state level as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the USEPA has the authority to regulate CO2 emissions from motor vehicles under the Clean Air Act (CAA).  Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of CO2 and other greenhouse gases on generation facilities, the cost to DPL and DP&L of such reductions could be material.

•      Storm Costs

On September 14, 2008, the Midwest region was severely affected by hurricane-force winds which resulted in significant property damage and disruptions to the supply of electric energy to retail customers.  Through December 31, 2008, we deferred approximately $13 million of incremental operation and maintenance costs associated with storm restoration efforts related to this storm and other major storms in 2008.  On December 31, 2008, DP&L filed a request for an accounting order with the PUCO seeking to defer these incremental costs.  On January 14, 2009 the PUCO granted that authority.

•                  Transmission, Ancillary Service and Capacity Costs

As a member of PJM Interconnection, L.L.C. (PJM), DP&L is subject to charges associated with PJM operations as approved by the Federal Energy Regulatory Commission (FERC).  On November 7, 2008, DP&L filed a request at the PUCO for authority to defer costs associated with transmission, capacity, ancillary service and other PJM related charges incurred as a member of PJM.  DP&L sought deferral until such time as it files to seek recovery of these costs from retail ratepayers.  On February 19, 2009, the PUCO approved DP&L’s request to defer these costs.  DP&L anticipates filing a request with the PUCO before the end of April 2009 seeking to recover these costs.

FUEL AND RELATED COSTS

•                  Fuel and Commodity Prices

Recently, the coal market has experienced significant price volatility.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Coal exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the years ending December 31, 2009 and 2010, we have hedged our coal requirements with coal mine operators and financial institutions to meet our committed sales.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent our suppliers do not meet their contractual commitments or we are not hedged against price volatility, our results of operations, financial position or cash flows could be materially affected.  As part of its electric security plan filing, DP&L requested regulatory authority to defer fuel and fuel related costs that exceed the amount that is in current rates.  On February 24, 2009, DP&L filed a Stipulation and Recommendation (the Stipulation) signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties.  The Stipulation is further discussed under Ohio Retail Rates in Item 1 — COMPETITION AND REGULATION.  The Stipulation includes the implementation of a fuel and purchased power recovery mechanism beginning January 1, 2010 which will track and adjust fuel costs on a quarterly basis.  The PUCO has the authority to approve, modify or reject the Stipulation.  A final decision from the PUCO regarding the Stipulation is expected by the end of the second quarter of 2009.

•                  Sales of Coal and Excess Emission Allowances

During 2008, DP&L sold coal and excess emission allowances to various counterparties realizing total net gains of $83.4 million and $34.8 million, respectively.  These gains are recorded as a component of DP&L’s fuel costs and reflected in operating income.  Coal sales are impacted by a range of factors but can be largely attributed to the following: variation in power demand, the market price of power compared to the cost to produce power; as well as optimization opportunities in the coal market.  Sales of excess emission allowances are impacted, among other factors, by: general economic conditions; fluctuations in market demand and pricing; availability of excess inventory available for sale; and changes to the regulatory environment in which we operate.  The combined impact of these factors on our ability to sell coal and emission allowances in 2009 and beyond is not fully known at this time and could materially impact the amount of gains that will be recognized in the future.

FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were the significant themes and events for 2008:

•                  For the year ended December 31, 2008, DPL’s basic and diluted earnings per share (EPS) of $2.22 and $2.12, respectively, increased over the basic and dilutive EPS for the same period in 2007 by $0.16 and $0.24, respectively.

•                  Revenues for DPL and DP&L increased by 6% and 4%, respectively, over 2007 primarily due to increased RTO capacity and other RTO revenues, and increased retail prices, partially offset by decreased retail and wholesale sales volume.

•                  Fuel costs for both DPL and DP&L, excluding the gains from the sale of emission allowances discussed below, decreased by 16% over 2007 mainly due to decreased generation output and gains from the sale of coal (see below).

•                  During the year ended December 31, 2008, DP&L sold excess emission allowances to various counterparties realizing total net gains of $34.8 million compared to net gains of $1.2 million realized in 2007.

•                  During 2008, DP&L also realized total net gains of $83.4 million from coal sales to various counterparties related to both DP&L and partner-operated generating facilities.  In 2007, the net gains realized from similar sales amounted to $0.6 million.

Net gains realized from both emission allowance and coal sales are recorded as a component of fuel costs and reflected in operating income.

•                  Purchased power costs for DPL and DP&L increased by 31% and 27%, respectively, over 2007 mainly due to increased RTO capacity and other RTO charges, partially offset by reduced purchased power volumes.

•                  DPL redeemed the $100 million 6.25% Senior Notes on their May 15, 2008 maturity date.

•                  On June 27, 2008, DPL entered into a $42.0 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42.0 million payment was made to the ODT in July 2008.  Due to this settlement agreement, the balance of the unrecognized state tax liabilities recorded at March 31, 2008, in the amount of $56.3 million, was reversed, resulting in a recorded income tax benefit in 2008 of $8.5 million, net of federal tax impact.

•                  On September 18, 2008, Lehman Brothers Inc. exercised 12 million DPL warrants under a cashless exercise transaction.  Each warrant was exercisable for one common share, subject to anti-dilution adjustments (e.g., stock split, stock dividend) at an exercise price of $21.00 per common share.  This exercise resulted in the issuance of 2.3 million shares of DPL common stock from DPL’s shares held in treasury.

•                  On November 15, 2007, The Ohio Air Quality Development Authority (OAQDA) issued $90 million of collateralized, variable rate OAQDA Revenue Bonds, 2007 Series A due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due was insured by an insurance policy issued by Financial Guaranty Insurance Company (FGIC).  During the first quarter of 2008, all three credit rating agencies downgraded FGIC.  These downgrades, as well as the downgrades of our major bond insurers, resulted in auction rate security bonds carrying substantially higher interest rates in succeeding auctions and incurring failed auctions.  On April 4, 2008, DP&L converted the 2007 Series A Bonds from Auction Rate Securities to Variable Rate Demand Notes.  At that time, DP&L purchased these notes out of the market and placed them with the Trustee to be held until the capital markets corrected.  These notes were redeemed in December 2008 as discussed in the following paragraph.

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due is backed by a standby letter of credit issued by a syndicated bank group credit facility.  DP&L is using $10 million of these bonds to finance its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at the Conesville generation station.  The remaining $90 million was used to redeem the 2007 Series A Bonds.  The above transactions are further discussed in Note 7 of Notes to Consolidated Financial Statements.

•                  On December 10, 2008, DPL’s Board of Directors authorized a quarterly dividend rate increase of approximately 4%, increasing the quarterly dividend per DPL common share from $.275 to $.285.  If this increase were maintained, the annualized dividend rate would increase from $1.10 per share to $1.14 per share.

•                  The four FGD units were completed, tested and are fully operational at the Stuart station.  The increased operating costs and depreciation in 2008 are mainly associated with these units.

RESULTS OF OPERATIONS — DPL Inc.

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L and all of DP&L’s consolidated subsidiaries.  DP&L provides approximately 98% of the total revenues of DPL.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights — DPL

$ in millions	2008	2007	2006

Revenues:
Retail	$1,223.3	$1,206.2	$1,131.4
Wholesale	149.9	180.3	174.1
RTO revenues	110.4	87.4	77.2
RTO capacity revenues	106.9	30.9	—
Other revenues	11.1	10.9	10.8
Total revenues	$1,601.6	$1,515.7	$1,393.5

Cost of revenues:
Fuel costs	$361.2	$330.0	$349.1
Gains from sale of coal	(83.4)	(0.6)	—
Gains from sale of emission allowances	(34.8)	(1.2)	—
Net fuel	243.0	328.2	349.1

Purchased power	148.7	156.9	109.6
RTO charges	127.8	101.9	49.4
RTO capacity charges	100.9	28.4	—
Total purchased power	377.4	287.2	159.0

Total cost of revenues	$620.4	$615.4	$508.1

Gross margins (a)	$981.2	$900.3	$885.4

Gross margin as a percentage of revenues	61.3%	59.4%	63.5%

Operating income	$435.5	$370.1	$281.0

Basic earnings per share:
Continuing operations	$2.22	$1.97	$1.12
Discontinued operations	—	0.09	0.12
Total basic	$2.22	$2.06	$1.24

Diluted earnings per share:
Continuing operations	$2.12	$1.80	$1.03
Discontinued operations	—	0.08	0.12
Total diluted	$2.12	$1.88	$1.15

(a)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. — Revenues

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

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DPL’s wholesale sales volume each hour of the year include wholesale market prices; DPL’s retail demand; retail demand elsewhere throughout the entire wholesale market area; and DPL and non-DPL plants’ availability to sell into the wholesale market and weather conditions across the multi-state region. DPL’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities not being utilized to meet its retail demand.

The following table provides a summary of changes in revenues from prior periods:

$ in millions	2008 vs. 2007	2007 vs. 2006

Retail
Rate	$45.1	$38.4
Volume	(23.7)	34.1
Other miscellaneous	(4.3)	2.3
Total retail change	$17.1	$74.8

Wholesale
Rate	$29.8	$19.8
Volume	(60.2)	(13.6)
Total wholesale change	$(30.4)	$6.2

RTO capacity and other
RTO capacity and other revenues	$99.2	$41.2

Total revenues change	$85.9	$122.2

For the year ended December 31, 2008, revenues increased $85.9 million, or 6%, over the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales and an increase in RTO capacity and other RTO revenues, partially offset by lower retail and wholesale sales volume.

•                  The net increase in retail revenues results primarily from a 4% increase in average retail rates due largely to the second phase of an environmental investment rider, partially offset by a 2% decrease in sales volume.

•                  The decrease in retail sales volume is primarily a result of milder weather which caused cooling degree days to decrease 26% and a 6% decrease in volume of sales to industrial customers.  The lower sales to industrial customers is largely a direct result of the downturn in the economy which has severely affected the automotive and other related industries in the region resulting in plant closures and reduced production.  These decreases were partially offset by an increase in heating degree days of 9%.

•                  The net decrease in wholesale revenues is primarily a result of a 33% decrease in sales volume due largely to unplanned outages, partially offset by a 25% increase in wholesale average rates.

•                  RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $99.2 million over the same period of the prior year.  This increase primarily resulted from additional income realized from the PJM capacity auction and other RTO revenues.

For the year ended December 31, 2007, revenues increased $122.2 million, or 9%, over the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTO capacity and other RTO revenues, partially offset by lower wholesale sales volume.

•                  The net increase in retail revenues results primarily from a 3% increase in weather driven sales volume as total degree days increased 9%, and a 3% increase in average retail rates primarily relating to the environmental investment and storm recovery riders.

•                  The net increase in wholesale revenues is primarily a result of a 12% increase in wholesale average rates, partially offset by an 8% decrease in sales volume.

•                  RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves and capacity payments under the RPM construct, increased $41.2 million over the same period in 2006. This increase primarily resulted from additional income realized from the PJM capacity auction, the PJM transmission losses and congestion credits, and from other RTO revenues.

DPL Inc. — Cost of Revenues

For the year ended December 31, 2008:

•                  Fuel costs, which include coal (net of sales), gas, oil, and emission allowance sales and costs, decreased $85.2 million, or 26%, compared to the same period in 2007, primarily due to increases in net gains of $33.6 million from the sale of DP&L’s excess emission allowances and $82.8 million realized from the sale of DP&L’s coal combined with a decrease in the usage of fuel due mainly to a 6% decrease in generation output largely attributable to unplanned outages.  These decreases were partially offset by increased fuel prices.  The successful installation of FGD equipment at Miami Fort, Killen and Stuart stations has allowed us the ability to burn coal with a wide range of sulfur content and, accordingly, we purchase and sell coal as we seek to achieve optimum levels of production efficiency.  Gains or losses from sales of coal and emission allowances are recorded as components of fuel costs.

•                  Purchased power costs increased $90.2 million, or 31%, compared to the same period in 2007.  The increase in purchased power primarily results from a $15.3 million increase relating to higher average market rates and a $98.4 million increase in RTO capacity and other RTO charges, partially offset by a $23.5 million decrease relating to lower volumes of purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

For the year ended December 31, 2007:

•                  Fuel costs decreased by $20.9 million, or 6%, in 2007 compared to the same period in 2006 primarily due to a decrease in the usage of fuel due mainly to a 4% decrease in generation output resulting from scheduled and unscheduled plant outages, as well as a 2% decrease in average fuel prices.

•                  Purchased power costs increased $128.2 million in 2007 compared to the same period in 2006.  The increase in purchased power primarily resulted from a $57.6 million increase related to higher purchased power volume and a $80.9 million increase in RTO capacity and other RTO charges, partially offset by a $10.4 million decrease related to lower average market rates.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

DPL Inc. — Gross Margins

During 2008, gross margin of $981.2 million increased $80.9 million, or 9%, from $900.3 million in 2007.  As a percentage of total revenues, gross margin increased to 61% in 2008 compared to 59% in 2007.

During 2007, gross margin of $900.3 million increased $14.9 million, or 2%, from $885.4 million in 2006.  As a percentage of total revenues, gross margin decreased to 59% in 2007 as compared to 64% in 2006.

These gross margin results reflect the impact of revenues and cost of revenues discussed above.

DPL Inc. - Operation and Maintenance

$ in millions	2008 vs. 2007
Legal costs	$(17.6)
Deferred compensation (primarily mark-to-market adjustments)	(8.1)
Employee stock ownership plan (ESOP) expenses	(7.1)
Pension	(2.4)
Insurance settlement	14.5
Generating facilities operating expenses	11.1
Gain on sale of corporate aircraft	6.0
Turbine maintenance costs	4.1
Boiler maintenance costs	1.0
Other, net	(1.8)
Total operation and maintenance expense	$(0.3)

During the year ended December 31, 2008, operation and maintenance expense decreased $0.3 million, or less than 1%, as compared to 2007.  This variance was primarily due to:

•                  a decrease in legal costs due largely to the litigation settlement with three of our former executives in May 2007,

•                  a decrease in deferred compensation costs (primarily mark-to-market adjustments) associated to a large degree with deferred compensation liabilities for the former executives,

•                  a decrease in employee compensation expense associated with the ESOP due mainly to the additional shares that were released from the ESOP in 2007, and

•                  lower pension costs primarily due to the plan funding made in November 2007.

These decreases were partially offset by:

•                  the 2007 insurance settlement which reimbursed us for legal fees relating to the litigation with three former executives,

•                  an increase in operating expenses largely due to the operation of flue gas desulfurization (FGD) and Selective Catalytic Reduction (SCR) equipment, and related gypsum disposal,

•                  the gain on sale of the corporate aircraft realized in 2007, and

•                  an increase in turbine maintenance costs incurred due to an unplanned outage at a jointly-owned production unit.

$ in millions	2007 vs. 2006
Boiler maintenance costs	$17.7
Generating facilities operating expenses	9.4
Employee stock ownership plan (ESOP) expenses	4.4
Turbine maintenance costs	3.5
Overhead line and substation maintenance costs	3.0
Insurance settlement	(14.5)
Gain on sale of corporate aircraft	(6.0)
Legal costs	(4.2)
Employee benefits including pension	(0.4)
Other, net	(5.5)
Total operation and maintenance expense	$7.4

During the year ended December 31, 2007, operation and maintenance expense increased $7.4 million, or 3%, as compared to 2006.  This variance was primarily due to:

•                  an increase in boiler maintenance costs largely attributable to timing of scheduled outages,

•                  an increase in operating expenses largely due to the operation of the FGD and SCR equipment, and related gypsum disposal,

•                  an increase in employee compensation expense associated with the ESOP due mainly to additional shares being released from the ESOP, and

•                  increases in turbine maintenance costs as well as overhead line and substation maintenance costs.

These increases were partially offset by:

•                  an insurance settlement reimbursing us for legal fees relating to the litigation with the three former executives,

•                  a gain on the sale of the corporate aircraft,

•                  a decrease in legal costs primarily resulting from the settlement of the litigation with the former executives, and

•                  a decrease in employee benefits costs resulting from a $5.2 million reduction in pension expense, partially offset by a $4.8 million increase in employee benefits.

DPL Inc. — Depreciation and Amortization

During 2008, depreciation and amortization expense increased $2.9 million as compared to 2007.  This increase was primarily a result of higher plant balances due largely to installation of the FGD equipment, partially offset by the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007.

During 2007, depreciation and amortization expense decreased $17.0 million as compared to 2006, primarily due to:

•                  the absence of depreciation for the peaking units sold in April 2007 which reduced the expense by $10.0 million, and

•                  the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007, reducing the expense by $9.5 million.

This decrease was partially offset by a $2.4 million increase to the expense related to increased plant balances primarily resulting from the installation of pollution control equipment.

DPL Inc. — General Taxes

During 2008, general taxes increased $13.7 million as compared to 2007, primarily as a result of higher property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

There were no significant fluctuations in the general taxes in 2007 as compared to 2006.

DPL Inc. — Amortization of Regulatory Assets

There were no significant fluctuations in the amortization of regulatory assets in 2008 as compared to 2007.

During 2007, amortization of regulatory assets increased $3.2 million as compared to 2006, primarily reflecting the amortization of incremental 2004/2005 severe storm costs that began on August 1, 2006.

DPL Inc. — Investment Income

During 2008, investment income decreased $7.7 million as compared to 2007.  This decrease was primarily the result of:

•                  $3.2 million of gains realized in 2007 from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation which were used for the settlement payment to the three former executives, and

•                  lower cash and short-term investment balances combined with overall lower market yields on investments in 2008 compared to 2007.

During 2007, investment income decreased $6.5 million as compared to 2006.  This decrease was primarily the result of lower interest income relating to lower cash and short-term investment balances in 2007 compared to 2006. This decrease was partially offset by $3.2 million in realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives.

DPL Inc. — Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled litigation with three former executives.  In exchange for our payment of $25 million, the three former executives relinquished and dismissed all of their claims, including those related to deferred compensation, restricted stock units (RSUs), MVE incentives, stock options and legal fees.  As a result of this settlement, during 2007, DPL realized a net pre-tax gain in continuing operations of approximately $31.0 million.  See Note 15 of Notes to Consolidated Financial Statements.

DPL Inc. — Interest Expense

During 2008, interest expense increased $9.7 million, or 12%, as compared to 2007 primarily as a result of:

•                  $12.9 million of lower capitalized interest due to the completion of the FGD projects at Miami Fort, Killen, and Stuart stations,

•                  the write-off of unamortized debt issuance costs amounting to $1.6 million relating to pollution control bonds following their repurchase from the bondholders on April 4, 2008  (See Note 7 of Notes to Consolidated Financial Statements) and

•                  $0.9 million of additional interest expense associated with DP&L’s $90 million variable rate pollution control bonds issued November 15, 2007 and repurchased on April 4, 2008.

These increases were partially offset by a $7.0 million interest expense reduction due to the redemption of the $225 million 8.25% Senior Notes in March 2007 and the $100 million 6.25% Senior Notes in May 2008.

During 2007, interest expense decreased $21.2 million, or 21%, as compared to the same period in 2006 primarily as a result of:

•                  $15.5 million less interest associated with the redemption of DPL debt ($225 million, 8.25% Senior Notes) and

•                  $9.1 million of greater capitalized interest primarily related to increased pollution control capital expenditures.

These decreases were partially offset by an additional $3.4 million of interest expense associated with DP&L’s $100 million, 4.8% Series pollution control bonds issued September 13, 2006.

DPL Inc. — Other Income (Deductions)

During 2008, other deductions of $1.0 million changed from other income of $2.9 million recorded in 2007.  The change from other income to other deductions primarily resulted from the recognition in 2007 of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

During 2007, other income of $2.9 million increased $4.1 million from other deductions of $1.2 million recorded for the same period of the prior year. The increase primarily resulted from the recognition of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

DPL Inc. — Income Tax Expense

During 2008, income taxes decreased $19.6 million, or 16%, as compared to 2007, primarily due to a decrease in the effective tax rate reflecting:

•                  the phase-out of the Ohio Franchise Tax (see below), and

•                  the settlement of the Ohio Franchise Tax issue which resulted in a recorded benefit of $8.5 million in 2008.

During 2007, income taxes from continuing operations increased $52.7 million, or 76%, as compared to 2006 primarily due to:

•                  an increase in pre-tax book income,

•                  a decrease in the effective tax rate primarily resulting from the phase-out of the Ohio Franchise Tax (see below), and

•                  adjustments recorded in 2006 to true-up book tax expense to the tax return.

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill included phasing-out the Ohio Franchise Tax, phasing-out the Ohio Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax.  The Ohio Franchise Tax phase-out is complete as of December 31, 2008.

RESULTS OF OPERATIONS — The Dayton Power and Light Company (DP&L)

Income Statement Highlights — DP&L

$ in millions	2008	2007	2006

Revenues:
Retail	$1,075.3	$1,057.4	$998.1
Wholesale	293.5	331.7	309.9
RTO revenues	108.3	87.4	77.2
RTO capacity revenues	95.8	30.9	—
Total revenues	$1,572.9	$1,507.4	$1,385.2

Cost of revenues:
Fuel costs	$349.6	$317.2	$335.2
Gains from sale of coal	(83.4)	(0.6)	—
Gains from sale of emission allowances	(34.8)	(1.2)	—
Net fuel	231.4	315.4	335.2

Purchased power	152.4	170.0	122.5
RTO charges	126.6	101.9	49.4
Capacity charges	100.9	28.4	—
Total purchased power	379.9	300.3	171.9

Total cost of revenues	$611.3	$615.7	$507.1

Gross margins (a)	$961.6	$891.7	$878.1

Gross margins as a percentage of revenues	61.1%	59.2%	63.4%

Operating Income	$436.6	$375.1	$402.5

(a)       For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L — Revenues

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

The following table provides a summary of changes in revenues from prior periods:

$ in millions	2008 vs. 2007	2007 vs. 2006

Retail
Rate	$43.0	$25.8
Volume	(20.8)	31.2
Other miscellaneous	(4.3)	2.3
Total retail change	$17.9	$59.3

Wholesale
Rate	$79.2	$46.2
Volume	(117.4)	(24.4)
Total wholesale change	$(38.2)	$21.8

RTO capacity and other
RTO capacity and other revenues	$85.8	$41.1

Total revenues change	$65.5	$122.2

For the year ended December 31, 2008, revenues increased $65.5 million, or 4%, over the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, and an increase in RTO capacity and other RTO revenues, partially offset by lower retail and wholesale sales volume.

•                  The net increase in retail revenues results primarily from a 4% increase in average retail rates due largely to the second phase of an environmental investment rider, partially offset by a 2% decrease in sales volume.

•                  The decrease in retail sales volume is primarily a result of milder weather which caused cooling degree days to decrease 26% and a 6% decrease in volume of sales to industrial customers.  The lower sales to industrial customers is largely a direct result of the downturn in the economy which has severely affected the automotive and other related industries in the region resulting in plant closures and reduced production.  These decreases were partially offset by an increase in heating degree days of 9%.

•                  The net decrease in wholesale revenues is primarily a result of a 35% decrease in sales volume due largely to unplanned outages, partially offset by a 37% increase in wholesale average rates.

•                  RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $85.8 million over the same period of the prior year.  This increase resulted from additional income realized from the PJM capacity auction and other RTO revenues.

For the year ended December 31, 2007, revenues increased $122.2 million, or 9%, over the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTO capacity and other RTO revenues. These increases were partially offset by lower wholesale sales volume.

•                  The net increase in retail revenues results primarily from a 3% increase in weather driven sales volume as total degree days increased 9%, and a 3% increase in the average retail rates primarily relating to the environmental investment and storm recovery riders.

•                  The net increase in wholesale revenues is primarily a result of a 15% increase in wholesale average rates, partially offset by an 8% decrease in sales volume.

•                  RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves and capacity payments under the RPM construct, increased $41.1 million over the same period in 2006. This increase primarily resulted from additional income realized from the PJM capacity auction, the PJM transmission losses and congestion credits and from other RTO revenues.

DP&L — Cost of Revenues

For the year ended December 31, 2008:

•                  Fuel costs, which include coal (net of sales), gas, oil, and emission allowance sales and costs, decreased $84.0 million, or 27%, compared to the same period in 2007, primarily due to increases in net gains of $33.6 million from the sale of DP&L’s excess emission allowances and $82.8 million realized from the sale of DP&L’s coal combined with a decrease in the usage of fuel due mainly to a 6% decrease in generation output largely attributable to unplanned outages.  These decreases were partially offset by increased fuel prices.  The successful installation of FGD equipment at Miami Fort, Killen and Stuart stations has allowed us the ability to burn coal with a wide range of sulfur content and, accordingly, we purchase and sell coal as we seek to achieve optimum levels of production efficiency.  Gains or losses from sales of coal and emission allowances are recorded as components of fuel costs.

•                  Purchased power costs increased $79.6 million, or 27%, compared to the same period in 2007.  The increase in purchased power primarily results from a $11.8 million increase relating to higher average market rates and a $97.2 million increase in RTO capacity and other RTO charges, partially offset by a $29.3 million decrease relating to lower volumes of purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

For the year ended December 31, 2007:

•                  Fuel costs decreased by $19.8 million, or 6%, in 2007 compared to the same period in 2006 primarily due to a decrease in the usage of fuel due mainly to a 4% decrease in generation output resulting from scheduled and unscheduled plant outages, as well as a 2% decrease in average fuel prices.

•                  Purchased power costs increased $128.4 million in 2007 compared to the same period in 2006.  The increase in purchased power primarily resulted from a $59.5 million increase related to higher purchased power volume and a $80.9 million increase in RTO capacity and other RTO charges, partially offset by a $12.1 million decrease related to lower average market rates.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

DP&L — Gross Margins

During 2008, gross margin of $961.6 million increased $69.9 million, or 8%, from $891.7 million in 2007.  As a percentage of total revenues, gross margin increased to 61% in 2008 as compared to 59% in 2007.

During 2007, gross margin of $891.7 million increased $13.6 million, or 2%, from $878.1 million in 2006.  As a percentage of total revenues, gross margin decreased to 59% in 2007 compared to 63% in 2006.

These gross margin results reflect the impact of revenues and cost of revenues discussed above.

DP&L — Operation and Maintenance

$ in millions	2008 vs. 2007
Employee stock ownership plan (ESOP) expense	$(7.0)
Deferred compensation (primarily mark-to-market adjustments)	(5.8)
Legal costs	(3.9)
Pension	(2.4)
Generating facilities operating expenses	11.1
Turbine maintenance costs	4.1
Boiler maintenance costs	1.0
Other, net	(5.1)
Total operation and maintenance expense	$(8.0)

During the year ended December 31, 2008, operation and maintenance expense decreased $8.0 million as compared to 2007.  This variance was primarily due to:

•                  a decrease in employee compensation expense associated with the ESOP due mainly to the additional shares that were released from the ESOP in 2007,

•                  a decrease in deferred compensation costs (primarily mark-to-market adjustments) associated to a large degree with deferred compensation liabilities for the former executives,

•                  a decrease in legal fees, and

•                  lower pension costs primarily due to the plan funding made in November 2007.

These decreases were partially offset by:

•                  an increase in operating expenses at our generating facilities largely due to the operation of the FGD and SCR equipment, and related gypsum disposal, and

•                  an increase in turbine maintenance costs incurred due to an unplanned outage at a jointly-owned production unit.

$ in millions	2007 vs. 2006
Boiler maintenance costs	$17.7
Generating facilities operating expenses	9.4
Employee stock ownership plan (ESOP) expense	4.4
Turbine maintenance costs	3.5
Overhead line and substation maintenance costs	3.0
Employee benefits including pension	(0.3)
Other, net	1.6
Total operation and maintenance expense	$39.3

During the year ended December 31, 2007, operation and maintenance expense increased $39.3 million, or 17%, as compared to 2006.  This variance was primarily due to:

•                  an increase in boiler maintenance costs largely attributable to timing of scheduled outages,

•                  an increase in operating expenses largely due to the operation of the FGD and SCR equipment, and related gypsum disposal,

•                  an increase in employee compensation expense associated with the ESOP due mainly to additional shares being released from the ESOP, and

•                  increases in turbine maintenance costs as well as overhead line and substation maintenance costs.

These increases were partially offset by a $0.3 million decrease in employee benefits costs resulting from a $5.1 million reduction in pension expense, partially offset by a $4.8 million increase in employee benefits.

DP&L — Depreciation and Amortization

During 2008, depreciation and amortization expense increased $3.3 million as compared to 2007.  This increase was primarily a result of higher plant balances due largely to the installation of FGD equipment, partially offset by the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007.

During 2007, depreciation and amortization expense decreased $5.5 million as compared to 2006, primarily reflecting the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007, reducing the expense by $9.5 million. This decrease was partially offset by an increase to the expense related to increased plant balances primarily resulting from the installation of pollution control equipment.

DP&L — General Taxes

During 2008, general taxes increased $13.9 million as compared to 2007, primarily as a result of higher property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

There were no significant fluctuations in the general taxes in 2007 as compared to 2006.

DP&L — Amortization of Regulatory Assets

There were no significant fluctuations in the amortization of regulatory assets in 2008 as compared to 2007.

During 2007, amortization of regulatory assets increased $3.2 million as compared to 2006, primarily reflecting the amortization of incremental 2004/2005 severe storm costs that began on August 1, 2006.

DP&L — Investment Income

During 2008, investment income decreased $16.7 million as compared to 2007.  This decrease was primarily the result of:

•                  $14.8 million of gains realized in 2007 on the transfer of DPL common stock to the DP&L Retirement Income Plan Trust (Pension) and

•                  $3.2 million of gains realized in 2007 from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation which were used for the settlement payment to the three former executives.

During 2007, investment income increased $17.0 million as compared to 2006.  This increase was primarily the result of:

•                  a realized gain of $14.8 million on the transfer of DPL common stock to the DP&L Retirement Income Plan Trust (Pension) and

•                  $3.2 million in realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives.

DP&L — Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  In exchange for our payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, RSUs, MVE incentives, stock options and legal fees.  As a result of this settlement, during the second quarter ended June 30, 2007, DP&L realized a net pre-tax gain in continuing operations of $35.3 million.  See Note 15 of Notes to Consolidated Financial Statements.

DP&L — Interest Expense

During 2008, interest expense increased $14.2 million as compared to the same period in 2007 primarily from:

•                  $12.9 million of lower capitalized interest due to the completion of the FGD projects at Miami Fort, Killen, and Stuart stations,

•                  The write-off of unamortized debt issuance costs amounting to $1.6 million relating to pollution control bonds following their repurchase from the bondholders on April 4, 2008 (See Note 7 of Notes to Consolidated Financial Statements), and

•                  $0.9 million of additional interest expense associated with DP&L’s $90 million variable rate pollution control bonds issued November 15, 2007 and repurchased on April 4, 2008.

During 2007, interest expense decreased $1.1 million, or 5%, as compared to 2006 primarily as a result of $9.1 million of greater capitalized interest primarily related to increased pollution control capital expenditures.  This decrease was partially offset by

•                  $3.4 million of additional interest expense associated with DP&L’s $100 million, 4.8% Series pollution control bonds issued September 13, 2006 and

•                  $2.8 million in additional interest on a short-term loan from DPL.

DP&L — Other Income (Deductions)

During 2008, other deductions of $1.1 million changed from other income of $2.9 million recorded in 2007.  The change from other income to other deductions primarily resulted from the recognition in 2007 of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

During 2007, other income of $2.9 million increased $4.1 million from other deductions of $1.2 million recorded for the same period of the prior year. The increase primarily resulted from the recognition of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

DP&L — Income Tax Expense

During 2008, income taxes decreased $22.9 million, or 16%, as compared to 2007, primarily due to a decrease in the effective tax rate reflecting:

•                  the phase-out of the Ohio Franchise Tax (see below), and

•                  the settlement of the Ohio Franchise Tax issue which resulted in a recorded benefit of $8.5 million in 2008.

During 2007, income taxes from continuing operations increased $0.9 million compared to 2006 due to:

•                  an increase in pre-tax book income,

•                  a decrease in the effective tax rate primarily reflecting the phase-out of the Ohio Franchise Tax (see below) and

•                  adjustments recorded in 2006 to true-up book tax expense to the tax return.

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill included phasing-out the Ohio Franchise Tax, phasing-out the Ohio Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax.  The Ohio Franchise Tax phase-out is complete as of December 31, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements, includes the consolidated results of its principal subsidiary DP&L and all of DP&L’s consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

On July 27, 2005, DPL’s Board authorized the repurchase of up to $400 million of common stock from time to time in the open market or through private transactions.  DPL completed this share repurchase program through a series of open market purchases on August 21, 2006.  This resulted in 14.9 million shares being repurchased at an average price of $26.91 per share and at a total cost of $400 million.  These shares are currently held as treasury shares at DPL.  No shares were repurchased during 2007 or 2008.

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $62.5 million at December 31, 2008, compared to $134.9 million at December 31, 2007, a decrease of $72.4 million.  The decrease in cash and cash equivalents was primarily attributed to $243.6 million in capital expenditures, $190.0 million used to retire long-term debt and pollution control bonds, and $120.5 million in dividends paid on common stock, partially offset by $363.2 million in cash generated from operating activities, $98.4 million in net proceeds from the issuance of pollution control bonds, and net withdrawals of $22.5 million from restricted funds to pay for pollution control capital expenditures.  At December 31, 2008, DPL had $14.5 million restricted funds held in trust that will be used to fund pollution control capital expenditures.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $20.8 million at December 31, 2008, compared to $13.2 million at December 31, 2007, an increase of $7.6 million.  The increase in cash and cash equivalents was primarily attributed to $394.6 million in cash generated from operating activities and net withdrawals of $22.5 million from restricted funds to pay for pollution control capital expenditures, partially offset by $242.0 million in capital expenditures and $155.0 million in dividends paid on common stock to the parent.  At December 31, 2008, DP&L had $14.5 million restricted funds held in trust that will be used to fund pollution control capital expenditures.

Operating Activities

For the years ended December 31, 2008, 2007 and 2006, cash flows from operations were as follows:

Net Cash provided by Operating Activities

$ in millions	2008	2007	2006

DPL	$363.2	$318.1	$286.8

DP&L	$394.6	$353.0	$343.8

The tariff-based revenue from our energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial and industrial classes coupled with the rate relief approved by the PUCO for 2006 through 2010 provides us with a reasonably predictable gross cash flow from operations.

DPL’s Cash provided by Operating Activities

The net cash provided by operating activities for 2008 was primarily the result of cash received from utility customers and from the sales of coal and excess emission allowances, partially offset by the $42 million payment made to the Ohio Department of Taxation (ODT) upon settlement of outstanding tax issues.  For 2007 and 2006, net cash provided by operating activities was primarily the result of cash received from utility customers.  These cash receipts were partially offset by cash used for fuel, purchased power, operating expenditures, interest and taxes.  The year-to-year fluctuations in working capital result from the sale of coal and excess emission allowances in 2008 and from the timing of payments made and cash receipts from our utility customers.

DP&L’s Cash provided by Operating Activities

The net cash provided by operating activities for 2008 was primarily the result of cash received from utility customers and from the sales of coal and excess emission allowances, partially offset by the $42 million payment made to the ODT upon settlement of outstanding tax issues.  For 2007 and 2006, net cash provided by operating activities was primarily the result of cash received from utility customers.  These cash receipts were partially offset by cash used for fuel, purchased power, operating expenditures, interest and taxes.  The year-to-year fluctuations in working capital result from the sale of coal and excess emission allowances in 2008 and from the timing of payments made and cash receipts from our utility customers.

Investing Activities

For the years ended December 31, 2008, 2007 and 2006, cash flows used for investing activities were as follows:

Net Cash used for Investing Activities

$ in millions	2008	2007	2006

DPL	$(248.5)	$(187.8)	$(207.6)

DP&L	$(242.0)	$(343.2)	$(332.9)

DPL’s Cash used for Investing Activities

Net cash flows used for investing activities in 2008 were primarily related to capital expenditures.  Net cash flows used for investing activities in 2007 were for capital expenditures, partially offset by the sale of peakers and aircraft.  Net cash flows used for investing activities in 2006 were related to capital expenditures and the purchases of short-term investments and securities, partially offset by the sale of short-term investments and securities.

DP&L’s Cash used for Investing Activities

Net cash flows used for investing activities for 2008, 2007 and 2006 were due to capital expenditures.

Financing Activities

For the years ended December 31, 2008, 2007 and 2006, cash flows used for financing activities were as follows:

Net Cash used for Financing Activities

$ in millions	2008	2007	2006

DPL	$(187.1)	$(257.6)	$(412.8)

DP&L	$(145.0)	$(42.7)	$(11.0)

DPL’s Cash used for Financing Activities

Net cash flows used for financing activities in 2008 were primarily the result of cash used to redeem the $100.0 million 6.25% Senior Notes on May 15, 2008 and the $90.0 million OAQDA Revenue Bonds, 2007 Series A on December 4, 2008.  Also, $120.5 million was used to pay dividends to common stockholders.  These uses of cash were partially offset by net proceeds of $98.4 million related to the issuance of $100 million variable rate Revenue Refunding Bonds Series A and B, on December 4, 2008, as well as net withdrawals of $22.5 million from the trust set up as a result of issuing pollution control bonds.  Net cash flows used for financing activities in 2007 were primarily the result of cash used to redeem the $225.0 million 8.25% Senior Notes on March 1, 2007, and to pay dividends to common stockholders of $111.7 million.  These uses of cash were partially offset by $63.2 million of withdrawals from the trust set up as a result of issuing pollution control bonds.  Net cash flows used for financing activities in 2006 were the result of cash used to repurchase $400.0 million of common stock and pay dividends to common stockholders of $112.4 million.  These uses of cash were partially offset by $89.9 million of withdrawals from the trust set up as a result of issuing pollution control bonds.

On December 10, 2008, DPL’s Board of Directors raised the quarterly dividend on DPL’s common stock to $0.285 per share effective with the next dividend declaration date.  This increase, if maintained, results in a current annualized dividend rate of $1.14 per DPL common share.

DP&L’s Cash used for Financing Activities

Net cash flows used for financing activities in 2008 were primarily the result of cash used to redeem the $90.0 million OAQDA Revenue Bonds, 2007 Series A on December 4, 2008, to pay common stock dividends of $155.0 million to our parent DPL, and to repay a short-term loan to DPL of $20.0 million.  These uses of cash were partially offset by net proceeds of $98.4 million related to the issuance of $100 million variable rate Revenue Refunding Bonds Series A and B on December 4, 2008, as well as net withdrawals of $22.5 million from the trust set up as a result of issuing pollution control bonds.  Net cash flows used for financing activities for 2007 were primarily the result of cash used to pay common stock dividends to DPL of $125.0 million, partially offset by $63.2 million of withdrawals from the trust set up as a result of issuing pollution control bonds and net cash received from the issuance of short-term debt.  Net cash flows used for financing activities for 2006 were primarily the result of cash used to pay common stock dividends to DPL of $100.0 million, partially offset by $89.9 million of withdrawals from the trust set up as a result of issuing pollution control bonds.

Future Liquidity Requirements

In addition to its working capital requirements for 2009, DPL is projecting to spend approximately $150 million on capital expenditures relating primarily to its transmission and distribution system, plant and equipment and its environmental compliance program.  Also, DPL’s $175 million 8.00% Senior Notes become due in March 2009.  We expect to fund these liquidity requirements using a combination of projected cash from operations, cash on hand and short-term borrowings.  In reviewing our future liquidity requirements, we considered the following:

•                  DPL has a $220 million unsecured revolving credit facility expiring in November 2011 and this facility may be increased by an additional $50 million at any time at the option of DPL.  We had no outstanding borrowings under this credit facility at December 31, 2008.  Three banks participate in this facility.

•                  Our future capital expenditures are expected to decrease relative to prior years and are projected to approximate a total of $475 million for the three-year period 2009, 2010 and 2011.

•                  Cash flows generated from operations are expected to remain strong in the foreseeable future.  Our ability to generate positive cash flows is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of this Form 10-K.  We have not seen any material increase in our provision for bad debts or in our customer disconnections for non-payment of electric services.

Despite the unprecedented turmoil in the credit markets during recent months, we believe that our existing sources of liquidity will be sufficient to meet our future cash obligations and those of our subsidiaries.  A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

CONSTRUCTION ADDITIONS

	Actual			Projected
$ in millions	2008	2007	2006	2009	2010	2011

DPL Inc.	$228	$347	$352	$150	$150	$175

DP&L	$225	$344	$349	$147	$148	$173

DPL’s construction additions were $228 million, $347 million and $352 million in 2008, 2007 and 2006, respectively, and are expected to approximate $150 million in 2009.  Planned construction additions for 2009 relate to DP&L’s environmental compliance program, power plant equipment and its transmission and distribution system.

DP&L’s construction additions were $225 million, $344 million and $349 million in 2008, 2007 and 2006, respectively, and are expected to approximate $147 million in 2009.  Planned construction additions for 2009 relate to DP&L’s environmental compliance program, power plant equipment and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  DPL, through its subsidiary DP&L, is projecting to spend an estimated $475 million in capital projects for the period 2009 through 2011.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt and Debt Covenants

On March 25, 2004, DPL completed a $175 million private placement of unsecured 8.00% Series Senior Notes due March 2009.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, DPL was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  DPL failed: (1) to have a registration statement declared effective; and (2) to complete the exchange offer according to this timeline.  As a result, DPL had been accruing additional interest at a rate of 0.5% per year for each of these two violations, up to an additional interest rate not to exceed in the aggregate 1.0% per year.  As each violation was cured, the additional interest rate decreased by 0.5% per annum.  DPL’s exchange offer registration statement for these securities was declared effective by the U.S. Securities and Exchange Commission on June 27, 2006.  As a result, on June 27, 2006, DPL ceased accruing 0.5% of the additional interest.  On July 31, 2006, DPL ceased accruing the other 0.5% of additional interest when the exchange of registered notes for the unregistered notes was completed.

During the first quarter 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue, over the next three years, up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing was to be used to partially fund the flue gas desulfurization capital projects.  The PUCO approved DP&L’s application for this additional financing on July 26, 2006.

On November 15, 2007, The Ohio Air Quality Development Authority (OAQDA) issued $90 million of collateralized, variable rate OAQDA Revenue Bonds, 2007 Series A due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due was insured by an insurance policy issued by Financial Guaranty Insurance Company (FGIC).  During the first quarter of 2008, all three credit rating agencies downgraded FGIC.  These downgrades, as well as the downgrades of our major bond insurers, resulted in auction rate security bonds carrying substantially higher interest rates in succeeding auctions and incurring failed auctions.  On April 4, 2008, DP&L converted the 2007 Series A Bonds from Auction Rate Securities to Variable Rate Demand Notes.  At that time, DP&L purchased these notes out of the market and placed them with the Trustee to be held until the capital markets corrected.  These notes were redeemed in December 2008 as discussed in the following paragraph.

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due is backed by a standby letter of credit issued by a syndicated bank group credit facility.  DP&L is using $10 million of these bonds to finance its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at the Conesville generation station.  The remaining $90 million was used to redeem the 2007 Series A Bonds.  The above transactions are further discussed in Note 7 of Notes to Consolidated Financial Statements.

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement replacing its $100 million facility.  This agreement had a five-year term that expires on November 21, 2011 and that provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant;  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met with a ratio of 0.39 to 1.00.  DP&L had no outstanding borrowings under this credit facility at December 31, 2008.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest.  This revolving credit agreement also contains a $50 million letter of credit sub-limit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2008, DP&L had no outstanding letters of credit against the facility.

During the second quarter ended June 30, 2007, DPL provided a short-term loan to DP&L in the amount of $105 million.  DP&L paid down $15 million of this loan during the third quarter ended September 30, 2007, an additional $70 million during the fourth quarter ended December 31, 2007, and the final $20 million during the first quarter ended March 31, 2008.  This short-term loan does not affect our debt covenants.  There are no other inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Credit Ratings

Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BBB+	A+	Positive	April 2008
Moody’s Investors Service	Baa2	A2	Positive	July 2008
Standard & Poor’s Corp.	BBB-	A-	Positive	April 2008

Off-Balance Sheet Arrangements

DPL Inc. - Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned generating subsidiary DPLE providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

At December 31, 2008, DPL had $35.3 million of guarantees to third parties for future financial or performance assurance under such agreements, on behalf of DPLE.  The guarantee arrangements entered into by DPL with these third parties cover all present and future obligations of DPLE to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our consolidated balance sheets was $1.6 million at December 31, 2008 and $0.5 million at December 31, 2007.

In two separate transactions in November and December 2006, DPL also agreed to be a guarantor of the obligations of DPLE regarding the sale in April 2007 of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL agreed to guarantee the obligations of DPLE over a multiple year period as follows:

$ in millions	2008	2009	2010
Darby	$23.0	$15.3	$7.7

Greenville	$11.1	$7.4	$3.7

In 2008, neither DPL nor DP&L incurred any losses related to the guarantees of DPLE’s obligations and  we believe it is unlikely that either DPL or DP&L would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s obligations.

DP&L — Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2008, DP&L could be responsible for the repayment of 4.9%, or $51.2 million, of a $1,045 million debt obligation that matures in 2026.  This would only happen if this electric generation company defaulted on its debt payments.

Other than the guarantees discussed above, DPL and DP&L do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on results of operations, financial condition, or cash flows.

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2008, these include:

		Payment Year
$ in millions	Total	2009	2010-2011	2012-2013	Thereafter
DPL Inc.

Long-term debt	$1,551.8	$175.0	$297.4	$470.0	$609.4
Interest payments	937.1	79.7	145.7	105.6	606.1
Pension and postretirement payments	244.9	22.8	46.7	48.6	126.8
Capital leases	1.3	0.7	0.6	—	—
Operating leases	0.8	0.4	0.3	0.1	—
Coal contracts (a)	1,675.1	514.2	539.8	168.4	452.7
Limestone contracts	52.2	4.7	10.8	11.5	25.2
Reserve for uncertain tax positions	1.9	—	1.9	—	—
Other contractual obligations	97.3	40.5	46.9	8.5	1.4
Total contractual obligations	$4,562.4	$838.0	$1,090.1	$812.7	$1,821.6

DP&L

Long-term debt	$884.4	$—	$—	$470.0	$414.4
Interest payments	519.9	40.0	79.9	73.9	326.1
Pension and postretirement payments	244.9	22.8	46.7	48.6	126.8
Capital leases	1.3	0.7	0.6	—	—
Operating leases	0.8	0.4	0.3	0.1	—
Coal contracts (a)	1,675.1	514.2	539.8	168.4	452.7
Limestone contracts	52.2	4.7	10.8	11.5	25.2
Reserve for uncertain tax positions	1.9	—	1.9	—	—
Other contractual obligations	99.5	41.6	48.0	8.5	1.4
Total contractual obligations	$3,480.0	$624.4	$728.0	$781.0	$1,346.6

(a)   Total at DP&L-operated units

Long-term debt:

DPL’s long-term debt as of December 31, 2008, consists of DP&L’s first mortgage bonds, tax-exempt pollution control bonds and DPL unsecured senior notes.  These long-term debt figures include current maturities and unamortized debt discounts.  During 2008, the OAQDA issued $100 million of tax-exempt pollution control bonds which mature in 2040.  In turn, DP&L borrowed the proceeds of the bonds and issued $100 million of its First Mortgage Bonds to secure its payment obligations.

DP&L’s long-term debt as of December 31, 2008, consists of first mortgage bonds and tax-exempt pollution control bonds.  These long-term debt figures include current maturities and unamortized debt discounts.  During 2008, the OAQDA issued $100 million of tax-exempt pollution control bonds which mature in 2040.  In turn, DP&L borrowed the proceeds of the bonds and issued $100 million of its First Mortgage Bonds to secure its payment obligations.

See Note 7 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of December 31, 2008, DPL, through its principal subsidiary, DP&L, had estimated future benefit payments as outlined in Note 9 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2018.

Capital leases:

As of December 31, 2008, DPL, through its principal subsidiary, DP&L, had one capital lease that expires in September 2010.

Operating leases:

As of December 31, 2008, DPL, through its principal subsidiary, DP&L, had several operating leases with various terms and expiration dates.

Coal contracts:

DPL, through its principal subsidiary, DP&L, has entered into various long-term coal contracts to supply the coal requirements for the generating plants it operates.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DPL, through its principal subsidiary, DP&L, has entered into various limestone contracts to supply limestone for its generating facilities.

Reserve for uncertain tax positions:

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of December 31, 2008, our total reserve for uncertain tax positions is $1.9 million.  See Note 1 of Notes to Consolidated Financial Statements.

Other contractual obligations:

As of December 31, 2008, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

At December 31, 2008, the commercial commitments that may affect the liquidity of our operations include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five year facility that expires on November 21, 2011.  At December 31, 2008, there were no borrowings outstanding under this credit agreement.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.

MARKET RISK

During the conduct of our business, we are subject to certain market risks including, but not limited to, changes in commodity prices for electricity, coal, environmental emissions and gas, and fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, increased competition and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Our Risk Management Committee (RMC) is responsible for establishing risk management policies and the monitoring and reporting of risk exposures. The RMC meets on a regular basis with the objective of identifying, assessing and quantifying material risk issues and developing strategies to manage these risks.

Commodity Pricing Risk

Recently, the coal market has experienced unprecedented price volatility.  We are now in a market for coal that clears on international, rather than solely domestic supply and consumption.  Our domestic price is increasingly affected by international supply disruptions and demand balance.  Exports from the U.S. have increased in recent years and domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  We have responded to increases in the price of coal by entering into contracts to hedge our exposure to fuel requirements and other energy-related commodities.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent we are not able to hedge against price volatility, our results of operations, financial position or cash flows could be materially affected.

Approximately 16% of DPL’s and 25% of DP&L’s 2008 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold in the wholesale market when we can identify opportunities with positive margins. As of December 31, 2008, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately an $11 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.  As of December 31, 2008, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $21 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in 2008 and 2007 were 33% and 42%, respectively.   DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in 2008 and 2007 were 34% and 43%, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2009 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2009 due to emission control upgrades.  We do not expect to purchase SO2 allowances for 2009.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the timing of emission control equipment upgrade completion and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOX allowances for 2009.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on higher volume and price, fuel costs excluding gains from the sale of emission allowances are forecasted to be 25% to 35% higher in 2009 compared to 2008.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of December 31, 2008, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $30 million increase or decrease to net income.  As of December 31, 2008, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $29 million increase or decrease to net income.

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL has fixed-rate long-term debt and DP&L has both fixed and variable-rate long-term debt.  DP&L’s variable-rate debt is comprised of publicly held pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indexes can be affected by market demand, supply, market interest rates and other economic conditions.

On November 15, 2007, The Ohio Air Quality Development Authority (OAQDA) issued $90 million of collateralized, variable rate OAQDA Revenue Bonds, 2007 Series A due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due was insured by an insurance policy issued by Financial Guaranty Insurance Company (FGIC).  During the first quarter of 2008, all three credit rating agencies downgraded FGIC.  These downgrades, as well as the downgrades of our major bond insurers, resulted in auction rate security bonds carrying substantially higher interest rates in succeeding auctions and incurring failed auctions.  On April 4, 2008, DP&L converted the 2007 Series A Bonds from Auction Rate Securities to Variable Rate Demand Notes.  At that time, DP&L purchased these notes out of the market and placed them with the Trustee to be held until the capital markets corrected.  These notes were redeemed in December 2008 (see below).

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due is backed by a standby letter of credit issued by a syndicated bank group credit facility.  DP&L is using $10 million of these bonds to finance its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at the Conesville generating station.  The remaining $90 million was used to redeem the 2007 Series A Bonds.  The above transactions are further discussed in Note 7 of Notes to Consolidated Financial Statements.

The carrying value of DPL’s debt was $1,551.8 million at December 31, 2008, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds,  DPL’s unsecured notes and DP&L’s capital lease.  The fair value of this debt was $1,470.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DPL Inc

							Carrying value at	Fair value at
							December 31,	December 31,
$ in millions	2009	2010	2011	2012	2013	Thereafter	2008	2008
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	N/A	N/A	N/A	N/A	N/A	0.8%	0.8%

Fixed-rate debt	$175.7	$0.6	$297.4	$—	$470.0	$508.1	$1,451.8	$1,370.5
Average interest rate	8.0%	2.0%	6.9%	N/A	5.1%	6.1%	6.2%

Total							$1,551.8	$1,470.5

The carrying value of DP&L’s debt was $884.7 million at December 31, 2008, consisting of first mortgage bonds, tax-exempt pollution control bonds and a capital lease.  The fair value of this debt was $815.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L

							Carrying value at	Fair value at
							December 31,	December 31,
$ in millions	2009	2010	2011	2012	2013	Thereafter	2008	2008
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	N/A	N/A	N/A	N/A	N/A	0.8%	0.8%

Fixed-rate debt	$0.7	$0.6	$—	$—	$470.0	$313.4	$784.7	$715.7
Average interest rate	2.0%	2.0%	N/A	N/A	5.1%	4.8%	5.0%

Total							$884.7	$815.7

Debt maturities occurring in 2009 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

CRITICAL ACCOUNTING ESTIMATES

DPL’s and DP&L’s consolidated financial statements are prepared in accordance with US GAAP.  In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities.  These assumptions, estimates and judgments are based on our historical experience and assumptions that we believed to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; revenue recognition including unbilled revenues; income taxes; valuation of regulatory assets and liabilities; the valuation of asset retirement obligations; the valuation of insurance and claims costs; the valuation of assets and liabilities related to employee benefits; and the valuation of contingent and other obligations.

Impairments and Assets Held for Sale:  In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  We determine the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available or independent appraisals, if required.  In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values.  An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows.  The measurement of impairment loss is the difference between the carrying amount and fair value of the asset.  Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell.  We determine the fair value of these assets in the same manner as described for assets held and used.

Revenue Recognition (including Unbilled Revenue):  We consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collection is reasonably assured.  The determination of the energy sales to customers is based on the reading of their meters, which occurs on a systematic basis throughout the month.  We recognize revenues using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  At the end of each month, unbilled revenues are determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, projected line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class.  Given our estimation method and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Income Taxes:  Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities.  The interpretation of tax laws involves uncertainty, since taxing authorities may interpret them differently. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material.  Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  Taking into consideration the uncertainty and judgment involved in the determination and filing of income taxes, FIN 48 establishes standards for recognition and measurement, in financial statements, of positions taken, or expected to be taken, by an entity on its income tax returns.  Positions taken by an entity on its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by taxing authorities with full knowledge of all relevant information.

Deferred income tax assets and liabilities are provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes.  We evaluate quarterly the probability of realizing deferred tax assets by reviewing a forecast of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets.  Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets.

Regulatory Assets and Liabilities:  Application of FASB Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) requires us to reflect the effect of rate regulation in our Consolidated Financial Statements.  For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies.  When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, we defer these costs as regulatory assets that otherwise would be expensed by nonregulated companies.  Likewise, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates and when revenue is collected from customers for expenditures that are not yet incurred.  Regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the recovery period authorized by the regulator.

We evaluate whether or not recovery of our regulatory assets through future rates is probable and make various assumptions in our analyses.  The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period the assessment is made.  We currently believe the recovery of our regulatory assets is probable.  See Note 3 of Notes to Consolidated Financial Statements.

Asset Retirement Obligations:  In accordance with FASB Statement of Financial Accounting Standards No.143, “Accounting for Asset Retirement Obligations” (SFAS 143) and FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  We make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to asset retirement obligations.  These assumptions and estimates are based on historical experience and assumptions that we believe to be reasonable at the time.

Insurance and Claims Costs:  In addition to insurance provided through third-party providers, our wholly-owned captive subsidiary (MVIC) provides insurance coverage solely to us and to our subsidiaries.  Insurance and Claims Costs on the consolidated balance sheets includes insurance reserves of approximately $17.6 million and $20.0 million for 2008 and 2007, respectively, based on actuarial methods and loss experience data.  Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of insured events occurring.  There is uncertainty associated with the loss estimates, and actual results may differ from the estimates.  Modification of these loss estimates, based on experience and changed circumstances, is reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits:  We account and disclose pension and postretirement benefits in accordance with the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pensions and other Postretirement Plans, an amendment to FASB Statements 87, 88, 106 and 132R” (SFAS 158).  SFAS 158 requires the use of assumptions, such as the discount rate and long-term rate of return on assets, in determining the obligations, annual cost, and funding requirements of the plans.

For 2009, we are maintaining our long-term rate of return assumptions of 8.50% for pension and 6.00% for other postretirement benefits assets that reflect the effect of recent trends on our long-term view.  We have increased our assumed discount rate to 6.25% for pension and postretirement benefits expense to reflect current interest rate conditions.  Changes in other components used in the determination of pension and postretirement benefits costs will result in an increase of pension costs of $5.5 million, excluding any special adjustments required under SFAS 88.  We do not anticipate any special adjustments to expense in 2009.

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

Contingent and Other Obligations:  During the conduct of our business, we are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, insurance and other risks.  We periodically evaluate our exposure to such risks and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with generally accepted accounting principles.  In recording such reserves, we may make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to contingent and other obligations.  These assumptions and estimates are based on historical experience and assumptions and may be subject to change.  We, however, believe such estimates and assumptions are reasonable.

LEGAL AND OTHER MATTERS

A discussion of LEGAL AND OTHER MATTERS is described in Note 18 of Notes to Consolidated Financial Statements and in Item 3 - LEGAL PROCEEDINGS.  A discussion of environmental matters affecting both DPL and DP&L is described in Item 1 — ENVIRONMENTAL CONSIDERATIONS.  Such discussions are incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

The information required by this item of Form 10-K is set forth in the MARKET RISK section under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8 - Financial Statements and Supplementary Data

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 98% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

DPL INC.

CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	For the years ended December 31,
$ in millions except per share amounts	2008	2007	2006

Revenues	$1,601.6	$1,515.7	$1,393.5

Cost of revenues:
Fuel	243.0	328.2	349.1
Purchased power	377.4	287.2	159.0
Total cost of revenues	620.4	615.4	508.1

Gross margin	981.2	900.3	885.4

Operating expenses:
Operation and maintenance	272.5	272.8	265.4
Impairment of peaking stations	—	—	71.0
Depreciation and amortization	137.7	134.8	151.8
General taxes	125.5	111.8	108.6
Amortization of regulatory assets	10.0	10.8	7.6
Total operating expenses	545.7	530.2	604.4

Operating income	435.5	370.1	281.0

Other income / (expense), net
Investment income	3.6	11.3	17.8
Net gain on settlement of executive litigation	—	31.0	—
Interest expense	(90.7)	(81.0)	(102.2)
Other income (deductions)	(1.0)	2.9	(1.2)
Total other income / (expense), net	(88.1)	(35.8)	(85.6)

Earnings from continuing operations before income tax	347.4	334.3	195.4

Income tax expense	102.9	122.5	69.8
Earnings from continuing operations	244.5	211.8	125.6
Earnings from discontinued operations, net of tax	—	10.0	14.0
Net Income	$244.5	$221.8	$139.6

Average number of common shares outstanding (millions)
Basic	110.2	107.9	112.3
Diluted	115.4	117.8	121.9

Earnings per share of common stock
Basic:
Earnings from continuing operations	$2.22	$1.97	$1.12
Earnings from discontinued operations	—	0.09	0.12
Total Basic	$2.22	$2.06	$1.24

Diluted:
Earnings from continuing operations	$2.12	$1.80	$1.03
Earnings from discontinued operations	—	0.08	0.12
Total Diluted	$2.12	$1.88	$1.15

Dividends paid per share of common stock	$1.10	$1.04	$1.00

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
$ in millions	2008	2007	2006
Cash flows from operating activities:
Net income	$244.5	$221.8	$139.6
Less: Income from discontinued operations	—	(10.0)	(14.0)
Income from continuing operations	244.5	211.8	125.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.7	134.8	151.8
Impairment of peaking stations	—	—	71.0
Amortization of regulatory assets	10.0	10.8	7.6
Net gain on settlement of executive litigation	—	(31.0)	—
Net gain on sale of aircraft	—	(6.0)	—
Deferred income taxes	40.3	0.3	(32.7)
Changes in certain assets and liabilities:
Accounts receivable	(9.1)	(19.1)	(36.4)
Deposits and other advances	(8.9)	16.4	(8.5)
Accounts payable	27.0	(0.5)	19.9
Accrued taxes payable	(65.4)	21.3	(12.7)
Accrued interest payable	(0.8)	(9.4)	4.9
Prepayments	(1.1)	(0.9)	5.4
Inventories	(0.2)	(19.6)	(5.2)
Deferred compensation assets	(4.4)	3.3	0.4
Deferred compensation obligations	(8.4)	1.1	2.3
Other	2.0	4.8	(6.6)
Net cash provided by operating activities	363.2	318.1	286.8

Cash flows from investing activities:
Capital expenditures	(243.6)	(346.2)	(335.6)
Proceeds from sale of property - peakers	—	151.0	—
Proceeds from sale of property - aircraft	—	7.4	—
Purchases of short-term investments and securities	(4.9)	—	(856.0)
Sales of short-term investments and securities	—	—	984.0
Net cash used for investing activities	(248.5)	(187.8)	(207.6)

Cash flows from financing activities:
Exercise of stock options	2.2	14.6	7.8
Tax impact related to exercise of stock options	0.3	1.3	1.9
Retirement of long-term debt	(100.0)	(225.0)	—
Retirement of pollution control bonds	(90.0)	—	—
Issuance of pollution control bonds, net	98.4	90.0	100.0
Pollution control bond proceeds held in trust	(10.0)	(90.0)	(100.0)
Withdrawal of restricted funds held in trust, net	32.5	63.2	89.9
Dividends paid on common stock	(120.5)	(111.7)	(112.4)
Withdrawals from revolving credit facility	115.0	95.0	—
Repayment of borrowings from revolving credit facility	(115.0)	(95.0)	—
Purchase of Company’s common stock	—	—	(400.0)
Net cash used for financing activities	(187.1)	(257.6)	(412.8)

Cash and cash equivalents:
Net change	(72.4)	(127.3)	(333.6)
Balance at beginning of period	134.9	262.2	595.8
Cash and cash equivalents at end of period	$62.5	$134.9	$262.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$86.8	$87.8	$91.4
Income taxes paid, net	$127.3	$115.6	$113.6
Non-cash financing and investing activities:
Restricted funds held in trust	$14.5	$37.0	$10.1
Accruals for capital expenditures	$34.1	$45.6	$43.0

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$62.5	$134.9
Restricted funds held in trust	14.5	37.0
Accounts receivable, less provision for uncollectible accounts of $1.1 and $1.5, respectively	259.9	241.2
Inventories, at average cost	105.1	105.0
Taxes applicable to subsequent years	58.0	48.0
Other current assets	27.0	11.8
Total current assets	527.0	577.9

Property:
Property, plant and equipment	5,227.0	5,011.6
Less: Accumulated depreciation and amortization	(2,350.6)	(2,234.6)
Total net property	2,876.4	2,777.0

Other noncurrent assets:
Regulatory assets (Note 3)	233.7	165.2
Other assets	38.0	46.5
Total other noncurrent assets	271.7	211.7

Total Assets	$3,675.1	$3,566.6

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED BALANCE SHEETS

			At December 31,
	$ in millions		2008	2007

	LIABILITIES AND SHAREHOLDERS’ EQUITY

	Current liabilities:
	Current portion - long-term debt		$175.7	$100.7
	Accounts payable		178.3	163.1
	Accrued taxes		130.4	110.8
	Accrued interest		25.0	25.8
	Other current liabilities		34.5	27.2
	Total current liabilities		543.9	427.6

	Noncurrent liabilities:
	Long-term debt		1,376.1	1,541.5
	Deferred taxes		433.7	374.9
	Unamortized investment tax credit		38.0	40.7
	Insurance and claims costs		17.6	20.0
	Other deferred credits		267.3	266.3
	Total noncurrent liabilities		2,132.7	2,243.4

	Cumulative preferred stock not subject to mandatory redemption		22.9	22.9

	Commitments and contingencies (Note 17)

	Common shareholders’ equity:
	Common stock, at par value of $0.01 per share:
	December 2008	December 2007
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	115,961,880	113,558,444	1.2	1.1
	Warrants		31.0	50.0
	Common stock held by employee plans		(27.6)	(39.7)
	Accumulated other comprehensive loss		(44.6)	(9.2)
	Retained earnings		1,015.6	870.5
	Total common shareholders’ equity		975.6	872.7

	Total Liabilities and Shareholders’ Equity		$3,675.1	$3,566.6

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Common
					Stock	Accumulated
	Common Stock (a)		Other		Held by	Other
	Outstanding		Paid-in		Employee	Comprehensive	Retained
$ in millions	Shares	Amount	Capital	Warrants	Plans	Income/(Loss)	Earnings	Total

Beginning balance	127,526,404	$1.3	$25.1	$50.0	$(86.1)	$(14.2)	$1,062.0	$1,038.1

2006:
Net income							139.6
Net change in unrealized gains (losses) on financial instruments						1.6
Net change in deferred gains (losses) on cash flow hedges						0.7
Minimum pension liability						11.8
Deferred income taxes related to unrealized gains (losses)						(29.9)
Total comprehensive income								123.8
Common stock dividends (b)							(112.4)	(112.4)
Treasury shares purchased (c)	(14,862,432)	(0.1)	(389.3)					(389.4)
Treasury stock reissued	355,000		360.4				(352.6)	7.8
Tax effects to equity			1.8					1.8
Employee / Director stock plans			1.8		17.1		(0.1)	18.8
Other		(0.1)	0.2					0.1
FAS 158 adjustment						23.5		23.5
Ending balance	113,018,972	$1.1	$(0.0)	$50.0	$(69.0)	$(6.5)	$736.5	$712.1

2007:
Net income							221.8
Net change in unrealized gains (losses) on financial instruments						(1.4)
Net change in deferred gains (losses) on cash flow hedges						(7.2)
Net change in unrealized gains (losses) on pension and postretirement benefits						3.4
Deferred income taxes related to unrealized gains (losses)						2.5
Total comprehensive income								219.1
Common stock dividends (b)							(111.7)	(111.7)
Treasury stock reissued	539,472		(8.0)				24.0	16.0
Tax effects to equity			1.3					1.3
Employee / Director stock plans			6.6		29.2		(0.1)	35.7
Other			0.1		0.1			0.2
Ending balance	113,558,444	$1.1	$(0.0)	$50.0	$(39.7)	$(9.2)	$870.5	$872.7

2008:
Net income							244.5
Net change in unrealized gains (losses) on financial instruments						(0.8)
Net change in deferred gains (losses) on cash flow hedges						(1.3)
Net change in unrealized gains (losses) on pension and postretirement benefits						(33.1)
Deferred income taxes related to unrealized gains (losses)						(0.2)
Total comprehensive income								209.1
Common stock dividends (b)							(120.5)	(120.5)
Treasury stock reissued	2,403,436	0.1	(0.2)	(19.0)			21.4	2.3
Tax effects to equity			0.3					0.3
Employee / Director stock plans			(0.2)		12.1		(0.1)	11.8
Other			0.1				(0.2)	(0.1)
Ending balance	115,961,880	$1.2	$(0.0)	$31.0	$(27.6)	$(44.6)	$1,015.6	$975.6

(a)          $0.01 par value, 250,000,000 shares authorized.

(b)          Common stock dividends per share were $1.00 in 2006, $1.04 in 2007, and $1.10 in 2008.

(c)           Number of shares outstanding at December 31, 2005 were not affected by the December 30, 2005 transaction to purchase 406,000 shares as the share repurchase was settled in early January 2006.  DPL completed the share repurchase program in August 2006.

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	For the years ended December 31,
$ in millions	2008	2007	2006

Revenues	$1,572.9	$1,507.4	$1,385.2

Cost of revenues:
Fuel	231.4	315.4	335.2
Purchased power	379.9	300.3	171.9
Total cost of revenues	611.3	615.7	507.1

Gross margin	961.6	891.7	878.1

Operating expenses:
Operation and maintenance	263.0	271.0	231.7
Depreciation and amortization	127.8	124.5	130.0
General taxes	124.2	110.3	106.3
Amortization of regulatory assets	10.0	10.8	7.6
Total operating expenses	525.0	516.6	475.6

Operating income	436.6	375.1	402.5

Other income / (expense), net
Investment income	7.0	23.7	6.7
Net gain on settlement of executive litigation	—	35.3	—
Interest expense	(36.5)	(22.3)	(23.4)
Other income (deductions)	(1.1)	2.9	(1.2)
Total other income / (expense), net	(30.6)	39.6	(17.9)

Earnings before income tax	406.0	414.7	384.6

Income tax expense	120.2	143.1	142.2

Net Income	285.8	271.6	242.4

Preferred dividends	0.9	0.9	0.8

Earnings on common stock	$284.9	$270.7	$241.6

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
$ in millions	2008	2007	2006
Cash flows from operating activities:
Net income	$285.8	$271.6	$242.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127.8	124.5	130.0
Net gain on settlement of executive litigation	—	(35.3)	—
Gain on transfer of assets to pension	—	(14.8)	—
Amortization of regulatory assets	10.0	10.8	7.6
Deferred income taxes	38.1	(3.0)	(16.3)
Changes in certain assets and liabilities:
Accounts receivable	(6.6)	(18.9)	(29.0)
Deposits and other advances	(9.2)	15.8	(11.0)
Accounts payable	26.9	1.9	21.4
Accrued taxes payable	(56.5)	19.6	0.5
Accrued interest payable	—	0.3	1.3
Prepayments	(1.3)	—	5.5
Inventories	(0.2)	(20.6)	(5.2)
Deferred compensation assets	0.7	3.4	2.5
Deferred compensation obligations	(8.4)	1.1	0.1
Other	(12.5)	(3.4)	(6.0)
Net cash provided by operating activities	394.6	353.0	343.8

Cash flows from investing activities:
Capital expenditures	(242.0)	(343.2)	(332.9)
Net cash used for investing activities	(242.0)	(343.2)	(332.9)

Cash flows from financing activities:
Issuance of short-term debt	—	105.0	—
Payment of short-term debt	(20.0)	(85.0)	—
Issuance of pollution control bonds, net	98.4	90.0	100.0
Pollution control bond proceeds held in trust	(10.0)	(90.0)	(100.0)
Retirement of pollution control bonds	(90.0)	—	—
Withdrawal of restricted funds held in trust, net	32.5	63.2	89.9
Withdrawals from revolving credit facility	115.0	—	—
Repayment of borrowings from revolving credit facility	(115.0)	—	—
Dividends paid on preferred stock	(0.9)	(0.9)	(0.9)
Dividends paid on common stock to parent	(155.0)	(125.0)	(100.0)
Net cash used for financing activities	(145.0)	(42.7)	(11.0)

Cash and cash equivalents:
Net change	7.6	(32.9)	(0.1)
Balance at beginning of period	13.2	46.1	46.2
Cash and cash equivalents at end of period	$20.8	$13.2	$46.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$33.4	$18.5	$77.9
Income taxes paid, net	$127.0	$114.7	$158.1
Non-cash financing and investing activities:
Restricted funds held in trust	$14.5	$37.0	$10.1
Accruals for capital expenditures	$34.1	$45.6	$43.0

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$20.8	$13.2
Restricted funds held in trust	14.5	37.0
Accounts receivable, less provision for uncollectible accounts of $1.1 and $1.5, respectively	225.4	221.8
Inventories, at average cost	103.8	103.6
Taxes applicable to subsequent years	57.9	48.0
Other current assets	24.1	13.4

Total current assets	446.5	437.0

Property:
Property, plant and equipment	4,970.9	4,757.0
Less: Accumulated depreciation and amortization	(2,265.5)	(2,159.1)

Net property	2,705.4	2,597.9

Other noncurrent assets:
Regulatory assets	233.7	165.2
Other assets	50.2	76.6

Total other noncurrent assets	283.9	241.8

Total Assets	$3,435.8	$3,276.7

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2008	2007

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt	$0.7	$0.7
Accounts payable	176.6	161.9
Accrued taxes	128.0	112.7
Accrued interest	12.9	12.9
Short-term debt owed to parent	—	20.9
Other current liabilities	34.0	26.9
Total current liabilities	352.2	336.0

Noncurrent liabilities:
Long-term debt	884.0	874.6
Deferred taxes	417.8	367.0
Unamortized investment tax credit	38.0	40.7
Other deferred credits	267.4	266.2
Total noncurrent liabilities	1,607.2	1,548.5

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 17)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	783.1	784.8
Accumulated other comprehensive (loss) / income	(37.5)	6.5
Retained earnings	707.5	577.6
Total common shareholder’s equity	1,453.5	1,369.3

Total Liabilities and Shareholder’s Equity	$3,435.8	$3,276.7

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Accumulated
	Common Stock (a)		Other	Other
	Outstanding		Paid-in	Comprehensive	Retained
$ in millions	Shares	Amount	Capital	Income/(Loss)	Earnings	Total

Beginning balance	41,172,173	$0.4	$783.4	$5.1	$290.5	$1,079.4

2006:
Net income					242.4
Net change in unrealized gains (losses) on financial instruments				3.9
Net change in deferred gains (losses) on cash flow hedges				0.7
Minimum pension liability				11.8
Deferred income taxes related to unrealized gains (losses)				(30.2)
Total comprehensive income						228.6
Common stock dividends					(100.0)	(100.0)
Preferred stock dividends					(0.8)	(0.8)
Tax effects to equity			1.8			1.8
Employee / Director stock plans			(1.6)			(1.6)
Other			0.1		(0.1)	—
FAS 158 adjustment				23.8		23.8
Ending balance	41,172,173	$0.4	$783.7	$15.1	$432.0	$1,231.2

2007:
Net income					271.6
Net change in unrealized gains (losses) on financial instruments				(11.9)
Net change in deferred gains (losses) on cash flow hedges				(7.2)
Net change in unrealized gains (losses) on pension and postretirement benefits				3.5
Deferred income taxes related to unrealized gains (losses)				7.1
Total comprehensive income						263.1
Common stock dividends					(125.0)	(125.0)
Preferred stock dividends					(0.9)	(0.9)
Tax effects to equity			1.3			1.3
Employee / Director stock plans			(0.3)			(0.3)
Other			0.1	(0.1)	(0.1)	(0.1)
Ending balance	41,172,173	$0.4	$784.8	$6.5	$577.6	$1,369.3

2008:
Net income					285.8
Net change in unrealized gains (losses) on financial instruments				(15.0)
Net change in deferred gains (losses) on cash flow hedges				(1.2)
Net change in unrealized gains (losses) on pension and postretirement benefits				(33.4)
Deferred income taxes related to unrealized gains (losses)				5.6
Total comprehensive income						241.8
Common stock dividends					(155.0)	(155.0)
Preferred stock dividends					(0.9)	(0.9)
Tax effects to equity			0.3			0.3
Employee / Director stock plans			(2.0)			(2.0)
Ending balance	41,172,173	$0.4	$783.1	$(37.5)	$707.5	$1,453.5

(a)  50,000,000 shares authorized.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

This report includes the combined filing of DPL and DP&L. DP&L is the principal subsidiary of DPL providing approximately 98% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base. Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

DPL’s results of operations, financial position and cash flows, include the consolidated results of its subsidiaries, including its principal subsidiary DP&L and all of its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Some of the Notes presented in this report are only applicable to DPL or DP&L as indicated. The other Notes apply to both registrants and the financial information presented is segregated by registrant.

1.     Summary of Significant Accounting Policies and Overview

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L). DP&L is a public utility incorporated in 1911 under the laws of Ohio. DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 515,000 retail customers. DP&L also sells electricity to DPL Energy Resources, Inc. (DPLER), an affiliate, to satisfy the electric requirements of its retail customers. Principal industries served include automotive, food processing, paper, plastic manufacturing and defense. DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area. DP&L sells any excess energy and capacity into the wholesale market.

DPL’s other significant subsidiaries (all of which are wholly-owned) include DPL Energy LLC (DPLE), which engages in the operation of peaking generating facilities; DPLER, which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance sources to us and our subsidiaries.

DPL and DP&L conduct their principal business in one business segment — Electric.

Basis of Consolidation

We prepare consolidated financial statements in accordance with generally accepted accounting principles (GAAP) in the United States of America. The consolidated financial statements include the accounts of DPL and DP&L and their majority-owned subsidiaries. Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis. All material intercompany accounts and transactions are eliminated in consolidation.

Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported.  We record liabilities for probable estimated losses in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Judgments and uncertainties affecting the application of these estimates may result in materially different amounts being reported under different conditions or circumstances that may affect our financial position and results of operations.  Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; the valuation allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies and assets and liabilities related to employee benefits.

Reclassifications

During the fourth quarter of 2007, we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our 2006 cash flow statements.  Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities.  Accordingly, the DPL and DP&L consolidated statements of cash flows for 2006 were reclassified to conform to the current presentation.  As a result of these reclassifications, cash provided by operating activities for DPL decreased by $21.9 million from $308.7 million to $286.8 million for the year ended December 31, 2006. This same adjustment also decreased cash used for capital expenditures within investing activities to $335.6 million from $357.5 million in 2006.  Cash provided by operating activities for DP&L decreased by $21.9 million from $365.7 million to $343.8 million for the year ended December 31, 2006. This same adjustment also decreased cash used for capital expenditures within investing activities to $332.9 million from $354.8 million in 2006. These reclassifications did not impact operating income or net income, working capital, any earnings per share measures or net change in cash and cash equivalents as previously reported.

Revenues

We consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collection is reasonably assured. The determination of the energy sales to customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. We recognize revenues using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities. At the end of each month, unbilled revenues are determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, projected line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class. Also included in revenues are amounts charged to customers through a surcharge for recovery of uncollected amounts from certain eligible low-income households. These charges for both DPL and DP&L were $12.1 million for 2008, $13.1 million for 2007, and $11.9 million for 2006.

Accounts Receivable

Our accounts receivable includes utility customer receivables, amounts due from our partners for jointly-owned property, wholesale and subsidiary customer receivables, and electric unbilled revenue. At December 31, 2008 and 2007, DPL’s accounts receivable include unbilled revenue of $82.5 million and $68.4 million, respectively. DP&L’s accounts receivable include unbilled revenue of $74.7 million and $60.5 million at December 31, 2008 and 2007, respectively. We also include miscellaneous accounts receivables such as refundable taxes. The amount is presented net of a provision for uncollectible accounts in the accompanying consolidated balance sheets.

Allowance for Uncollectible Accounts

We establish provisions for uncollectible accounts using both historical average credit loss percentages of accounts receivable balances to project future losses and specific provisions for known credit issues.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment. Property, plant and equipment are stated at cost. For regulated property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC ceases at either project completion or at the date specified by regulators. AFUDC capitalized in 2008, 2007 and 2006 was not material.

For unregulated property, cost includes direct labor, material and overhead expenses and interest capitalized during construction using FASB Statement of Accounting Standard No. 34, “Capitalization of Interest Cost.” Capitalized interest was $8.9 million in 2008, $21.8 million in 2007 and $12.9 million in 2006.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated Depreciation and Amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Depreciation

Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 2.7% in 2008, 2.9% in 2007 and 3.3% in 2006. In July 2007, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances during 2007. The results of the depreciation study concluded that DPL’s depreciation rates should be reduced due to projected asset lives beyond previously estimated useful lives. DPL adjusted the depreciation rates for its non-regulated generation property, effective August 1, 2007. For the period from August 1, 2007 to December 31, 2007, the reduction in depreciation expense increased income from continuing operations by approximately $9.5 million, increased net income by approximately $6.0 million, and increased basic EPS by approximately $0.06 per share. DPL’s depreciation expense was $137.7 million in 2008, $134.8 million in 2007, and $151.8 million in 2006.

The following is a summary of DPL’s property, plant and equipment with corresponding composite depreciation rates at December 31, 2008 and 2007:

DPL
		Composite		Composite
$ in millions	2008	Rate	2007	Rate
Regulated:
Transmission	$350.2	2.4%	$348.2	2.4%
Distribution	1,146.1	3.7%	1,104.2	3.6%
General	66.7	7.2%	65.0	8.9%
Non-depreciable	56.9	N/A	56.3	N/A
Total regulated	$1,619.9		$1,573.7

Unregulated:
Production	$3,403.0	2.4%	$3,024.4	2.6%
Other	31.8	3.5%	31.0	4.7%
Non-depreciable	18.7	N/A	18.0	N/A
Total unregulated	$3,453.5		$3,073.4

Total property in service	$5,073.4	2.7%	$4,647.1	2.9%
Construction work in process	153.6	N/A	364.5	N/A

Total property, plant and equipment	$5,227.0		$5,011.6

For DP&L’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 2.6% in 2008, 2.8% in 2007 and 3.2% in 2006. DP&L’s depreciation expense was $127.8 million in 2008, $124.5 million in 2007 and $130.0 million in 2006.

The following is a summary of DP&L’s property, plant and equipment with corresponding composite depreciation rates at December 31, 2008 and 2007:

DP&L
		Composite		Composite
$ in millions	2008	Rate	2007	Rate
Regulated:
Transmission	$350.2	2.4%	$348.2	2.4%
Distribution	1,146.2	3.7%	1,104.2	3.6%
General	66.7	7.2%	65.0	8.9%
Non-depreciable	56.9	N/A	56.3	N/A
Total regulated	$1,620.0		$1,573.7

Unregulated:
Production	$3,182.6	2.3%	$2,804.2	2.5%
Non-depreciable	15.3	N/A	15.3	N/A
Total unregulated	$3,197.9		$2,819.5

Total property in service	$4,817.9	2.6%	$4,393.2	2.8%
Construction work in process	153.0	N/A	363.8	N/A

Total property, plant and equipment	$4,970.9		$4,757.0

Asset Retirement Obligations

We recognize asset retirement obligations (AROs) in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (FIN 47). Both SFAS 143 and FIN 47 require legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. SFAS 143 and FIN 47 also require that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal AROs or not, be removed from a company’s accumulated depreciation reserve. Our legal obligations associated with the retirement of our long-lived assets consisted primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers and ash disposal facilities.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Management routinely updates these estimates as additional information becomes available.

Changes in the Liability for Generation Asset Retirement Obligations

$ in millions	2008	2007
Balance at January 1	$12.5	$11.7
Accretion expense	0.7	0.2
Additions	—	0.3
Settlements	(1.0)	(0.6)
Estimated cash flow revisions	1.0	0.9
Balance at December 31	$13.2	$12.5

We continue to record cost of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal asset retirement obligations associated with these assets. We have recorded $96.0 million and $91.5 million in estimated costs of removal at December 31, 2008 and 2007, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal expenditures actually incurred. See Note 3 of Notes to Consolidated Financial Statements.

Changes in the Liability for Transmission and Distribution Asset Retirement Obligations

$ in millions	2008	2007
Balance at January 1	$91.5	$86.2
Additions	8.3	8.0
Settlements	(3.8)	(2.7)
Balance at December 31	$96.0	$91.5

Regulatory Accounting

We apply the provisions of FASB Statement of Financial Accounting Standards No. 71, (SFAS 71) “Accounting for the Effects of Certain Types of Regulation,” to the transmission and distribution portion of our business. In accordance with SFAS 71, regulatory assets and liabilities are recorded in the consolidated balance sheets. Regulatory assets are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities represent current recovery of expected future costs.

We evaluate our regulatory assets each period and believe recovery of these assets is probable. We have received or requested a return on certain regulatory assets for which we are currently recovering or seeking recovery through rates. If we were required to terminate application of SFAS 71 for all of our regulated operations, we would have to write off the amounts of all regulatory assets and liabilities to the consolidated statement of results of operations at that time. See Note 3 of Notes to Consolidated Financial Statements.

Inventory

Inventories, carried at average cost, include coal, limestone, oil and gas used for electric generation, and materials and supplies for utility operations. We account for our emission allowances as inventory, and record emission allowance inventory at weighted average cost.  We calculate the weighted average cost by each vintage (year) for which emission allowances can be used and charge to fuel costs the weighted average cost of emission allowances used each quarter.

By the end of August 2008, we had successfully installed and placed into service flue gas desulfurization (FGD) equipment at our Killen and J.M. Stuart stations and are in the process of installing similar equipment at partner-operated facilities. The installation of the FGD equipment is expected to significantly reduce our future emissions resulting in emission allowance inventory in excess of our needs. Accordingly, we plan for and manage our excess allowances as part of our operations and record the net gains or losses from sales of these excess allowances as a component of our fuel costs and reflect these in operating income.

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

Income Taxes

We apply the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes with tax effects of differences, based on currently enacted income tax rates between the financial reporting and tax basis of accounting reported as deferred tax assets or liabilities in the consolidated balance sheets. Deferred tax assets are recognized for deductible temporary differences. Valuation allowances are provided against deferred tax assets unless it is more likely than not that the asset will be realized.

Investment tax credits, which have been used to reduce federal income taxes payable, have been deferred for financial reporting purposes. These deferred investment tax credits are amortized over the useful lives of the property to which they are related. For rate-regulated operations, additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable or refundable through future revenues.

We file a consolidated U.S. federal income tax return in conjunction with our subsidiaries. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 8 of Notes to Consolidated Financial Statements.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). There was no material impact to our overall results of operations, cash flows or financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

($ in millions)
Balance as of January 1, 2008	$56.3
Tax positions taken during prior periods	—
Tax positions taken during current period	1.9
Settlement with taxing authorities	(56.3)
Lapse of applicable statute of limitations	—
Balance as of December 31, 2008	$1.9

Of the December 31, 2008 balance of unrecognized tax benefits, $1.3 million is due to uncertainty in the timing of deductibility.

We recognize interest and penalties related to unrecognized tax benefits in income taxes. During 2008, as a result of the settlement of several uncertain tax positions, we reversed all interest related to unrecognized tax benefits. No interest or penalties have been accrued as of December 31, 2008.

Taxes for calendar years 2005 through 2007 remain open to examination by the jurisdictions in which we are subject to taxation. None of the unrecognized tax benefits are expected to significantly increase or decrease within the next twelve months.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

In January 2007, we adopted Emerging Issues Task Force (EITF) No. 6-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 6-03). EITF No. 6-03 requires a registrant to disclose how taxes collected from customers are presented in the financial statements, i.e., gross or net. DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues and general taxes in the accompanying Consolidated Statements of Results of Operations for the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006 as follows:

	Twelve Months Ended
	December 31,
$ in millions	2008	2007	2006
State/Local excise taxes	$52.3	$53.2	$51.3

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires a public entity to measure the cost of employee services received and paid with equity instruments to be based on the fair-value of such equity on the grant date. This cost is recognized in results of operations over the period in which employees are required to provide service. Liabilities initially incurred are based on the fair-value of equity instruments and are to be re-measured at each subsequent reporting date until the liability is ultimately settled. The fair-value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital. Cash retained from the excess tax benefits is presented in the statement of cash flows as financing cash inflows. The provisions of this statement became effective as of January 1, 2006. See Note 11 of Notes to Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents. DPL’s cash and cash equivalents were $62.5 million at December 31, 2008 and $134.9 million at December 31, 2007. DP&L’s cash and cash equivalents were $20.8 million at December 31, 2008 and $13.2 million at December 31, 2007. At December 31, 2008, we had $14.5 million restricted funds held in trust relating to the issuance of the $100 million pollution control bonds. See Note 7 of Notes to Consolidated Financial Statements. These restricted funds will be used to fund future pollution control capital expenditures.

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

Financial Derivatives

We follow FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), as amended. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheets and be measured at fair value. Changes in the fair value are recorded in earnings unless they are designated as a cash flow hedge of a forecasted transaction or qualify for the normal purchases and sales exception as discussed below.

We use forward contracts and options to reduce our exposure to changes in energy and commodity prices and as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full load requirements during times of peak demand or during planned and unplanned generation facility outages. We also hold forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. We use cash flow accounting under SFAS 133 guidance when the hedge is deemed to be effective and mark to market accounting when the hedge is not effective. See Note 10 of Notes to Consolidated Financial Statements.

Captive Insurance Subsidiary

In addition to insurance provided through third-party providers, a wholly-owned captive subsidiary of DPL provides insurance coverage solely to us and to our subsidiaries. Insurance and Claims Costs on the consolidated balance sheets includes insurance reserves of approximately $17.6 million and $20.0 million for 2008 and 2007, respectively. Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of insured events occurring. There is uncertainty associated with the loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits

In September 2006, the FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: recognize the funded status of a benefit plan; recognize as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. SFAS 158 was effective for fiscal years ending after December 15, 2006, except for the measuring of plan assets at the employer’s fiscal year end, which is effective for fiscal years ending after December 15, 2008. We adopted SFAS 158 effective December 31, 2006. We account and disclose pension and postretirement benefits in accordance with the provisions of SFAS 158. See Note 9 of Notes to Consolidated Financial Statements.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2008, cannot be reasonably determined.

Recently Adopted Accounting Standards

Accounting for Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), on January 1, 2008.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those standards.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 does not expand the use of fair value in any new circumstances.  SFAS 157 did not have a material effect on our overall results of operations, financial position or cash flows.  See Note 10 of Notes to Consolidated Financial Statements.

Amendment of FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts”

We adopted Staff Position FIN 39-1, “Amendment of FASB Interpretation 39” (FSP FIN 39-1), on January 1, 2008.  FSP FIN 39-1 amends paragraph 10 of FIN 39 to “permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph.”  FSP FIN 39-1 did not have an effect on our overall results of operations, financial position or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

We adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), on January 1, 2008.  The FASB ratified the EITF consensus that a realized income tax benefit from dividends that are charged to retained earnings, and are paid to employees for equity classified non-vested equity shares, should be recognized as an increase in additional paid-in-capital and should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 did not have a material effect on our overall results of operations, financial position or cash flows.

Determining Fair Value in an Inactive Market

We adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is not Active” (FSP SFAS 157-3), on its issuance date of October 10, 2008.  FSP SFAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key points.  FSP SFAS 157-3 did not have a material impact on our overall results of operations, financial position or cash flows.

Recently Issued Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (SFAS 161), effective for fiscal years beginning after November 15, 2008.  We will adopt SFAS 161 on January 1, 2009.  SFAS 161 requires an entity to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  We have evaluated the impact of adopting SFAS 161 and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Participating Securities and Earnings per Share (EPS)

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), effective for fiscal years beginning after December 15, 2008.  We will adopt FSP EITF 03-6-1 on January 1, 2009.  FSP EITF 03-6-1 clarifies that unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method.  We have evaluated the impact of adopting FSP EITF 03-6-1 and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Meaning of “Indexed to a Company’s Own Stock”

In June 2008, the FASB approved the consensus of the Emerging Issues Task Force (EITF) on “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5), effective for fiscal years beginning after December 15, 2008.  We will adopt EITF 07-5 on January 1, 2009.  EITF 07-5 gives guidance on when a financial instrument is considered to be indexed to a company’s own stock to meet the criteria for paragraph 11(a) of FASB Statement No. 133, “Accounting for Derivative Financial Instruments.”  We have evaluated the impact of adopting EITF 07-5 and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Disclosures about Pensions and Other Postretirement Benefits

In December 2008, the FASB issued Staff Position SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” [FSP SFAS 132(R)-1], effective for fiscal years ending after December 15, 2009.  FSP SFAS 132(R)-1 requires disclosures about benefit plan assets similar to the disclosure required in SFAS 157, “Fair Value Measurements.”  It also requires discussions on investment allocation decisions, major categories of plan assets, and significant concentrations of risk in plan assets for the period.  We are currently evaluating FSP SFAS 132(R)-1 and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

2.     Supplemental Financial Information

DPL Inc.

	At December 31,
$ in millions	2008	2007

Accounts receivable, net:
Unbilled revenue	$82.5	$68.4
Retail customers	70.8	71.7
Partners in commonly-owned plants	28.0	56.7
PJM including financial transmission rights	27.0	23.2
Coal sales	25.6	1.9
Refundable taxes	14.9	5.2
Wholesale and subsidiary customers	9.7	12.7
Other	2.5	2.9
Provision for uncollectible accounts	(1.1)	(1.5)
Total accounts receivable, net	$259.9	$241.2

Inventories, at average cost:
Fuel and emission allowances	$68.7	$70.5
Plant materials and supplies	36.3	34.1
Other	0.1	0.4
Total inventories, at average cost	$105.1	$105.0

Other current assets:
Deposits and other advances	$10.5	$1.1
Prepayments	7.1	5.9
Short-term investments	5.0	—
Current deferred income taxes	2.2	2.1
Other	2.2	2.7
Total other current assets	$27.0	$11.8

Property, plant and equipment:
Construction work in process	$153.6	$364.5
Property, plant and equipment	5,073.4	4,647.1
Total property, plant and equipment	$5,227.0	$5,011.6

Other deferred assets:
Master Trust assets	$13.3	$9.6
Unamortized debt expense	9.3	10.9
Investments	8.0	8.8
Commercial activities tax benefit	6.8	6.8
Prepaid pension	—	9.9
Other	0.6	0.5
Total other deferred assets	$38.0	$46.5

Accounts payable:
Trade payables	$68.7	$65.6
Fuel accruals	51.9	34.4
Other	57.7	63.1
Total accounts payable	$178.3	$163.1

Other current liabilities:
Customer security deposits	$19.8	$19.2
Low income service plan	2.4	2.2
Pension and retiree benefits payable	0.8	0.8
Other	11.5	5.0
Total other current liabilities	$34.5	$27.2

Other deferred credits:
Pension and retiree benefits	$100.5	$40.6
Asset retirement obligations - regulated property	96.0	91.5
SECA net revenue subject to refund	20.1	20.1
Deferred compensation obligations	14.0	20.4
Asset retirement obligations - generation property	13.2	12.5
Taxes payable	9.8	65.3
Litigation and claims reserve	2.1	4.3
Employee benefit reserves	4.4	4.3
Customer advances in aid of construction	3.4	3.5
Environmental reserves	—	0.1
Other	3.8	3.7
Total other deferred credits	$267.3	$266.3

DP&L

	At December 31,
$ in millions	2008	2007

Accounts receivable, net:
Unbilled revenue	$74.7	$60.5
Retail customers	70.8	71.7
Partners in commonly-owned plants	28.0	56.7
Coal sales	25.6	1.9
PJM including financial transmission rights	23.3	23.1
Wholesale and subsidiary customers	2.6	3.5
Refundable franchise tax	—	3.1
Other	1.5	2.8
Provision for uncollectible accounts	(1.1)	(1.5)
Total accounts receivable, net	$225.4	$221.8

Inventories, at average cost:
Fuel and emission allowances	$68.7	$70.5
Plant materials and supplies	35.0	32.7
Other	0.1	0.4
Total inventories, at average cost	$103.8	$103.6

Other current assets:
Deposits and other advances	$10.5	$0.9
Prepayments	8.9	7.5
Current deferred income taxes	2.3	2.1
Other	2.4	2.9
Total other current assets	$24.1	$13.4

Property, plant and equipment:
Construction work in process	$153.0	$363.8
Property, plant and equipent	4,817.9	4,393.2
Total property, plant and equipment	$4,970.9	$4,757.0

Other deferred assets:
Master Trust assets	$40.4	$56.0
Unamortized debt expense	8.6	9.6
Prepaid pension	—	9.9
Other	1.2	1.1
Total other deferred assets	$50.2	$76.6

Accounts payable:
Trade payables	$68.6	$64.8
Fuel accruals	50.4	34.1
Other	57.6	63.0
Total accounts payable	$176.6	$161.9

Other current liabilities:
Customer security deposits	$19.8	$19.2
Low income service plan	2.4	2.2
Pension and retiree benefits payable	0.8	0.8
Other	11.0	4.7
Total other current liabilities	$34.0	$26.9

Other deferred credits:
Pension and retiree benefits	$100.5	$40.5
Asset retirement obligations - regulated property	96.0	91.5
SECA net revenue subject to refund	20.1	20.1
Deferred compensation obligations	14.0	20.4
Asset retirement obligations - generation property	13.2	12.5
Taxes payable	9.8	65.3
Employee benefit reserves	4.4	4.3
Litigation and claims reserve	2.1	4.3
Customer advances in aid of construction	3.4	3.5
Other	3.9	3.8
Total other deferred credits	$267.4	$266.2

3.     Regulatory Matters

We apply the provisions of SFAS 71 to our regulated operations.  This accounting standard defines regulatory assets as the deferral of costs expected to be recovered in future customer rates and regulatory liabilities as current cost recovery of expected future expenditures.

Regulatory liabilities are reflected on the consolidated balance sheets under the caption entitled “Other Deferred Credits”.  Regulatory assets and liabilities on the consolidated balance sheets include:

	Type of	Amortization	At December 31,
$ in millions	Recovery (a)	Through	2008	2007
Regulatory Assets:
Deferred recoverable income taxes	C/B	Ongoing	$81.2	$65.8
Pension and postretirement benefits	C	Ongoing	83.3	41.5
Unamortized loss on reacquired debt	C	Ongoing	17.2	18.8
Electric Choice systems costs	F	2010	7.1	10.2
Regional transmission organization costs	C	2014	8.5	9.9
Deferred storm costs - 2004/2005	F	2008	—	1.9
Deferred storm costs - 2008	D		13.1	—
PJM administrative costs	F	2009	0.5	3.0
Power plant emission fees	C	Ongoing	6.3	4.7
Rate case expenses	F	2010	0.5	0.8
Settlement system costs	D		3.1	3.1
Customer conservation and energy management costs	D		8.3	1.3
PJM integration costs	F	2015	0.7	1.1
Other costs			3.9	3.1
Total regulatory assets			$233.7	$165.2

Regulatory Liabilities:
Asset retirement obligations - regulated property			$96.0	$91.5
Postretirement benefits			5.8	6.8
SECA net revenue subject to refund			20.1	20.1
Total regulatory liabilities			$121.9	$118.4

(a)       F — Recovery of incurred costs plus rate of return.

C — Recovery of incurred costs only.

B — Balance has an offsetting liability resulting in no impact on rate base.

D — Recovery not yet determined.

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

Pension and postretirement benefits represent the unfunded benefit obligation related to the transmission and distribution areas of our electric business.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered through rates.  This factor, combined with the historical precedents from the PUCO and the FERC, makes these costs probable of future rate recovery.

Unamortized loss on reacquired debt represents costs associated with the redemption of a series of bonds financed by another issue.  These costs are being amortized over the life of the original issue.

Electric Choice systems costs represent costs incurred to modify the customer billing system for unbundled rates and electric choice bills relative to other generation suppliers and information reports provided to the state administrator of the low-income electric program.  In March 2006, the PUCO issued an order that approved our tariff as filed.  We began collecting this rider immediately, and expect to recover all costs over five years.

Regional transmission organization costs represent costs incurred to join a Regional Transmission Organization (RTO) that controls the receipt and delivery of bulk power within the service area.  These costs are being amortized over a 10-year period that commenced in October 2004.

Deferred storm costs in 2007 include costs incurred by us to repair damage from December 2004 and January 2005 ice storms.  These costs were fully recovered by July 2008.  The costs recorded in 2008 relate to the reparation of damage caused by hurricane force winds in September 2008, as well as other major 2008 storms.  On January 14, 2009, the PUCO granted DP&L the authority to defer these costs with a return until such time that DP&L seeks recovery in a future rate proceeding.  We have yet to file for recovery of these 2008 costs.

PJM Interconnection, LLC (PJM) administrative costs contain the administrative fees billed by PJM to us as a member of the PJM RTO.  Pursuant to a PUCO order issued on January 25, 2006, these deferred costs will be recovered over a 3-year period from retail ratepayers beginning February 2006.

Power plant emission fees represent costs paid to the State of Ohio for environmental monitoring that are or will be recovered over various periods under a PUCO rate rider from customers.

Settlement system costs represent costs to implement a settlement system that reconciles the amount of energy a competitive retail electric service (CRES) supplier delivers to its customers and what its customers actually use.  Based on case precedent in other utilities’ cases, the cost of this system is recoverable through DP&L’s next transmission rate case that will be filed at the FERC.  The timing of this case is uncertain at this time.

PJM integration costs include infrastructure costs and other related expenses incurred by PJM and reimbursed by DP&L to integrate us into the RTO.  Pursuant to a FERC order, the costs are being recovered over a 10-year period beginning May 2005 from wholesale customers within PJM.

Rate case expenses represent costs incurred in connection with the Rate Stabilization Surcharge that was approved by the PUCO and implemented in January 2006.  These costs are being amortized over a five-year period.

PJM transmission expansion costs represent costs incurred as a result of PJM Regional Transmission Expansion Plan (RTEP) cost assignments.  On December 21, 2007, DP&L filed seeking PUCO authority to defer these costs for future recovery and was granted that authority by the PUCO on August 8, 2008.  These costs are included within Other costs.

Customer conservation and energy management costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of advanced metering infrastructure, as well as DSM program development and various new customer programs.  The portion of these costs related to energy efficiency will be recovered as part of the Stipulation Agreement beginning in 2009.  DP&L intends to file a request for the recovery of the remaining costs related to the advanced metering and smart grid portions of the case later in 2009.

Other costs include consumer education advertising regarding electric deregulation and rate case and are, or will be, recovered over various periods.

Regulatory Liabilities

Asset retirement obligations - regulated property reflect an estimate of amounts recovered in rates that are expected to be expended to remove existing transmission and distribution property from service upon retirement.

Postretirement benefits reflect a regulatory liability that was recorded for the portion of the unrealized gain on our postretirement trust assets related to the transmission and distribution areas of our electric business.  We have historically recorded these transactions on the accrual basis and this is how these costs have historically been recovered through rates.  This factor, combined with the historical precedents from the PUCO and the FERC, make it probable that these amounts will be reflected in future rates.

SECA (Seams Elimination Charge Adjustment) net revenue subject to refund represents our deferral of net revenues collected in 2005 and 2006.  SECA revenue and expenses represent FERC-ordered transitional payments for the use of transmission lines within PJM.  A hearing was held in early 2006 to determine if these transitional payments are subject to refund, but no ruling has been issued.  We began receiving and paying these transitional payments in May 2005.

4.  Ownership of Facilities

We and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses (as well as investments in fuel inventory, plant materials and operating supplies) and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of December 31, 2008, we had $109.0 million of construction work in progress at such facilities.  Our share of the operating cost of such facilities is included in the consolidated statement of results of operations and our share of the investment in the facilities is included in the consolidated balance sheets.

Our undivided ownership interest in such facilities at December 31, 2008, is as follows:

	DP&L Share		DP&L Investment
	Ownership (%)	Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Progress ($ in millions)
Production Units:
Beckjord Unit 6	50.0	210	$77	$54	$1
Conesville Unit 4	16.5	129	37	28	68
East Bend Station	31.0	186	197	127	1
Killen Station	67.0	402	604	264	2
Miami Fort Units 7&8	36.0	368	347	115	6
Stuart Station	35.0	820	661	225	25
Zimmer Station	28.1	365	1,056	585	6
Transmission (at varying percentages)			90	52	—
Total		2,480	$3,069	$1,450	$109

DPL’s share of operating costs associated with the jointly-owned generating facilities are included within the corresponding line in consolidated statements of results of operations.

5.  Assets Sales

Peaker Sales

During 2006, in connection with DPLE’s (wholly-owned subsidiary of DPL) decision to sell the Greenville Station and Darby Station electric peaking generation facilities, DPL concluded that the related assets were impaired.  Greenville Station consisted of four natural gas peaking units with a net book value of approximately $66 million.  Darby Station consisted of six natural gas peaking units with a net book value of approximately $156 million.  During the fourth quarter of 2006, DPL recorded a $71.0 million impairment charge to write-down the assets to their fair value.  The Greenville Station and Darby Station assets were sold by DPLE in April 2007 for $49.2 million and $102.0 million, respectively, in two separate transactions.

Aircraft Sale

On June 7, 2007, Miami Valley CTC, Inc. (indirect, wholly-owned subsidiary of DPL), sold its corporate aircraft and associated inventory and parts for $7.4 million.  The net book value of the assets sold was approximately $1.0 million, and severance and other costs of approximately $0.4 million were accrued.  Miami Valley CTC, Inc. recorded a net gain on the sale of approximately $6.0 million during the second quarter ending June 30, 2007, which is included in DPL’s operation and maintenance expense.

6.  Discontinued Operations

On February 13, 2005, DPL’s subsidiaries, MVE, Inc. (MVE) and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  During 2005, MVE and MVIC completed the sale of their interests in forty-three funds and a portion of another of those private equity funds.  During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The ownership interest in these funds was transferred in 2006 and 2007, at which time DPL recognized previously deferred gains.  DPL recognized $18.9 million of these previously deferred gains in 2006 and the remaining balance of these gains in the amount of $7.9 million, net of associated expenses ($4.9 million after tax), were recognized in 2007.  This transaction was recorded in discontinued operations for each period presented.

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 15 of Notes to Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, restricted stock units, MVE incentives, stock options and reimbursement of legal fees.  The reversal of accruals related to the performance of the financial asset portfolio was recorded in discontinued operations.  Additionally, a portion of the $25 million settlement expense was allocated to discontinued operations.  These transactions resulted in a net gain of $8.1 million, net of associated expenses ($5.1 million after tax), on the settlement of litigation being recorded in discontinued operations in 2007.

There were no discontinued operations recorded in 2008.

7.  Long-term Debt

DPL Inc.

		At December 31,
$ in millions		2008	2007
DP&L -	First mortgage bonds maturing
	2013 - 5.125%	$470.0	$470.0
DP&L -	Pollution control series maturing
	2036 - 4.80%	100.0	100.0
DP&L -	Pollution control series maturing
	2040 - variable rates: 3.85% - 7.81% (b)	—	90.0
DP&L -	Pollution control series maturing
	2040 - variable rates: 0.80% - 1.25% (b)	100.0	—
DP&L -	Pollution control series maturing
	through 2034 - 4.78% (a)	214.4	214.4
		884.4	874.4

DPL Inc. - Note to Capital Trust II 8.125% due 2031		195.0	195.0
DPL Inc. - Senior Notes 6.875% Series due 2011		297.4	297.4
DPL Inc. - Senior Notes 8.00% Series due 2009		—	175.0
DP&L - Obligations for capital leases		0.6	1.3
Unamortized debt discount		(1.3)	(1.6)
Total		$1,376.1	$1,541.5

(a)  Weighted average interest rate for 2008 and 2007.

(b)  Range of interest rates for 2008 and 2007.

DP&L

		At December 31,
$ in millions		2008	2007
DP&L -	First mortgage bonds maturing
	2013 - 5.125%	$470.0	$470.0
DP&L -	Pollution control series maturing
	2036 - 4.80%	100.0	100.0
DP&L -	Pollution control series maturing
	2040 - variable rates: 3.85% - 7.81% (b)	—	90.0
DP&L -	Pollution control series maturing
	2040 - variable rates: 0.80% - 1.25% (b)	100.0	—
DP&L -	Pollution control series maturing
	through 2034 - 4.78% (a)	214.4	214.4
		884.4	874.4

DP&L - Obligations for capital leases		0.6	1.3
Unamortized debt discount		(1.0)	(1.1)
Total		$884.0	$874.6

(a)  Weighted average interest rate for 2008 and 2007.

(b)  Range of interest rates for 2008 and 2007.

At December 31, 2008, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $175.7 million in 2009, $0.6 million in 2010, $297.4 million in 2011, $0 in 2012, and $470.0 million in 2013.

At December 31, 2008, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.7 million in 2009, $0.6 million in 2010, $0 in 2011 and 2012, and $470 million in 2013.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On March 1, 2007, pursuant to the Company’s strategy of reducing its long-term debt, DPL redeemed $225 million of 8.25% Senior Notes when they became due.  DPL also redeemed $100 million of 6.25% Senior Notes when they became due on May 15, 2008.

Debt and Debt Covenants

On March 25, 2004, DPL completed a $175 million private placement of unsecured 8.00% Series Senior Notes due March 2009.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, DPL was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  DPL failed: (1) to have a registration statement declared effective; and (2) to complete the exchange offer according to this timeline.  As a result, DPL had been accruing additional interest at a rate of 0.5% per year for each of these two violations, up to an additional interest rate not to exceed in the aggregate 1.0% per year.  As each violation was cured, the additional interest rate decreased by 0.5% per annum.  DPL’s exchange offer registration statement for these securities was declared effective by the U.S. Securities and Exchange Commission on June 27, 2006.  As a result, on June 27, 2006, DPL ceased accruing 0.5% of the additional interest.  On July 31, 2006, DPL ceased accruing the other 0.5% of additional interest when the exchange of registered notes for the unregistered notes was completed.

During the first quarter of 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to have issued, over the next three years, up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing is to be used to partially fund the ongoing flue gas desulfurization capital projects.  The PUCO approved DP&L’s application for this additional financing on July 26, 2006.

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement replacing its $100 million facility.  This agreement had a five-year term that expires on November 21, 2011 and that provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met with a ratio of 0.39 to 1.00.  DP&L had no outstanding borrowings under this credit facility at December 31, 2008.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest.  This revolving credit agreement also contains a $50 million letter of credit sub-limit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2008, DP&L had no outstanding letters of credit against the facility.

During the second quarter ended June 30, 2007, DPL entered into a short-term loan to DP&L for $105 million.  DP&L paid down $15 million of this loan during the third quarter ended September 30, 2007, an additional $70 million during the fourth quarter ended December 31, 2007, and the final $20 million during the first quarter ended March 31, 2008.  This short-term loan does not affect our debt covenants.  There are no other inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

On November 15, 2007, The Ohio Air Quality Development Authority (OAQDA) issued $90 million of collateralized, variable rate OAQDA Revenue Bonds, 2007 Series A due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due was insured by an insurance policy issued by Financial Guaranty Insurance Company (FGIC).  During the first quarter of 2008, all three credit rating agencies downgraded FGIC.  These downgrades, as well as the downgrades of our major bond insurers, resulted in auction rate security bonds carrying substantially higher interest rates in succeeding auctions and incurring failed auctions.  On April 4, 2008, DP&L converted the 2007 Series A Bonds from Auction Rate Securities to Variable Rate Demand Notes.  At that time, DP&L purchased these notes out of the market and placed them with the Trustee to be held until the capital markets corrected.  These notes were redeemed in December 2008 as discussed in the following paragraph.

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due is backed by a standby letter of credit issued by a syndicated bank group credit facility.  DP&L is using $10 million of these bonds to finance its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at the Conesville generation station.  The remaining $90 million was used to redeem the 2007 Series A Bonds.

8.  Income Taxes

On February 13, 2006, we received correspondence from the Ohio Department of Taxation (ODT) notifying us that ODT has completed their examination and review of our Ohio Corporation Franchise Tax Returns for tax years 2002 through 2004 and that the final proposed audit adjustments result in a balance due of $90.8 million before interest and penalties.  On June 27, 2008, we entered into a $42.0 million settlement agreement with the ODT resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42 million payment was made to the ODT in July 2008.  Due to this settlement agreement, the balance of our unrecognized state tax liabilities recorded at December 31, 2007, in the amount of $56.3 million, was reversed resulting in a recorded income tax benefit of $8.5 million, net of federal tax impact, in 2008.

For the years ended December 31, 2008, 2007 and 2006, DPL’s components of income tax were as follows:

DPL Inc.

	For the years ended December 31,
$ in millions	2008	2007	2006
Computation of Tax Expense
Federal income tax (a)	$121.9	$117.3	$68.7

Increases (decreases) in tax resulting from -
State income taxes, net of federal effect (b)	4.1	11.6	(4.0)
Depreciation	(4.3)	(4.8)	(3.1)
Investment tax credit amortized	(2.8)	(2.8)	(2.9)
Non-deductible compensation	—	—	0.2
Section 199 - domestic production deduction	(4.2)	(2.0)	(0.8)
Accrual (settlement) for open tax years (c)	(7.2)	2.7	5.1
Other, net (d)	(4.6)	0.5	6.6
Total tax expense (e)	$102.9	$122.5	$69.8

Components of Tax Expense
Taxes currently payable (b)	$62.7	$100.8	$109.3
Deferred taxes -
Depreciation and amortization	12.9	4.6	(37.9)
Investment loss	—	—	6.6
Compensation	2.7	16.6	—
Employee benefits	—	6.3	(3.4)
Accrual for open tax years (f)	21.5	—	—
Other	5.9	(3.0)	(1.9)
Deferred investment tax credit, net	(2.8)	(2.8)	(2.9)
Total tax expense (e)	$102.9	$122.5	$69.8

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2008	2007
Net Non-Current Assets (Liabilities)
Depreciation/property basis	$(416.7)	$(395.2)
Income taxes recoverable	(28.4)	(23.0)
Regulatory assets	(7.7)	(9.6)
Investment tax credit	13.3	14.3
Investment loss	0.1	0.1
Compensation and employee benefits	12.7	15.5
Insurance	0.8	1.1
Other (g)	(7.8)	21.9
Net non-current (liabilities)	$(433.7)	$(374.9)

Net Current Assets (h)
Other	$2.2	$2.1
Net current assets	$2.2	$2.1

(a)     The statutory tax rate of 35% was applied to pre-tax income from continuing operations before preferred dividends.

(b)     We have recorded $0.2 million, $0.5 million and $10.4 million in 2008, 2007 and 2006, respectively, for state tax credits available related to the consumption of coal mined in Ohio.  In addition, ($0.5) million in 2008, $0.9 million in 2007 and $1.0 million in 2006 was recorded as a result of the phase out of the Ohio Franchise Tax.

(c)     We have recorded ($40.7) million, $2.7 million and $5.1 million in 2008, 2007 and 2006, respectively, of tax provisions for tax deduction or income positions taken in prior tax returns that we believe were properly treated on such tax returns but for which it is possible that these positions may be contested.  The 2008 amount relates to the ODT settlement discussed above.

(d)     Includes ($3.8) million in 2008 and $5.0 million in 2006 of income tax expense related to adjustments from prior years.

(e)     Excludes $6.0 million in 2007 and $3.6 million in 2006 of income taxes reported as discontinued operations.

(f)      We recorded $21.5 million in 2008 related to federal tax impacts on the ODT settlement discussed above.

(g)     The Other non-current liabilities caption includes deferred tax assets related to state tax net operating loss carryforwards, net of related valuation allowances of $10.7 million in 2008 and $12.4 million in 2007.  As of December 31, 2008, all deferred tax assets related to net operating losses were either written off or valued at zero.

(h)     Amounts are included within other current assets in the consolidated balance sheets.

For the years ended December 31, 2008, 2007 and 2006, DP&L’s components of income tax were as follows:

DP&L

	For the years ended December 31,
$ in millions	2008	2007	2006
Computation of Tax Expense
Federal income tax (a)	$142.1	$145.1	$134.6

Increases (decreases) in tax resulting from -
State income taxes, net of federal effect (b)	2.6	9.6	2.4
Depreciation	(4.3)	(4.7)	(3.1)
Investment tax credit amortized	(2.8)	(2.8)	(2.9)
Non-deductible compensation	—	—	0.1
Section 199 - domestic production deduction	(4.2)	(2.0)	(0.8)
Accrual (settlement) for open tax years (c)	(7.2)	2.7	5.1
Other, net (d)	(6.0)	(4.8)	6.8
Total tax expense	$120.2	$143.1	$142.2

Components of Tax Expense
Taxes currently payable (b)	$82.1	$124.7	$158.5
Deferred taxes -
Depreciation and amortization	11.3	1.7	(17.1)
Compensation	2.7	19.5	—
Employee benefits	—	6.3	(3.4)
Accrual for open tax years (e)	21.5	—	—
Other	5.4	(6.3)	7.1
Deferred investment tax credit, net	(2.8)	(2.8)	(2.9)
Total tax expense	$120.2	$143.1	$142.2

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2008	2007
Net Non-Current Assets (Liabilities)
Depreciation/property basis	$(398.6)	$(378.5)
Income taxes recoverable	(28.4)	(23.0)
Regulatory assets	(13.3)	(9.6)
Investment tax credit	13.3	14.3
Compensation and employee benefits	12.7	15.5
Other (f)	(3.5)	14.3
Net non-current (liabilities)	$(417.8)	$(367.0)

Net Current Assets (g)
Other	$2.3	$2.1
Net current assets	$2.3	$2.1

(a)     The statutory tax rate of 35% was applied to pre-tax income from continuing operations before preferred dividends.

(b)     We have recorded $0.2 million, $0.5 million and $10.4 million in 2008, 2007 and 2006,  respectively, for state tax credits available related to the consumption of coal mined in Ohio.  In addition, ($0.9) million in 2008, ($0.5) million in 2007 and $3.1 million in 2006 was recorded as a result of the phase out of the Ohio Franchise Tax.

(c)     We have recorded ($40.7) million, $2.7 million and $5.1 million in 2008, 2007 and 2006, respectively, of tax provisions for tax deduction or income positions taken in prior tax returns that we believe were properly treated on such tax returns but for which it is possible that these positions may be contested.  The 2008 amount relates to the ODT settlement discussed above.

(d)     Includes ($3.5) million in 2008 and $5.0 million in 2006 of income tax expense related to adjustments from prior years.

(e)     We recorded $21.5 million in 2008 related to federal tax impacts on the ODT settlement discussed above.

(f)      The Other non-current liabilities caption includes deferred tax assets related to state tax net operating loss carryforwards, net of related valuation allowances of $0.3 million in 2007.  At December 31, 2008, there were no deferred tax assets or valuation allowances related to net operating losses on our books.

(g)     Amounts are included within other current assets in the consolidated balance sheets.

9.  Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  Benefits under this SERP have been frozen and no additional benefits can be earned.  We also have unfunded liabilities related to retirement benefits for certain active, terminated and retired key executives.  These liabilities totaled approximately $1.0 million at December 31, 2008.

On February 23, 2006, DPL’s Board of Directors approved a new compensation and benefits program that includes The DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (SEDCRP) which replaces our Supplemental Executive Retirement Plan (SERP) that was terminated as to new participants in 2000. The Compensation Committee of the Board of Directors designates the eligible employees.  Pursuant to the SEDCRP, we provide a supplemental retirement benefit to participants by crediting an account established for each participant in accordance with the Plan requirements.  We designate as hypothetical investment funds under the SEDCRP one or more of the investment funds provided under The Dayton Power and Light Company Employee Savings Plan. Each participant may change his or her hypothetical investment fund selection at specified times.  If a participant does not elect a hypothetical investment fund(s), then we select the hypothetical investment fund(s) for such participant.

A participant shall become 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or upon a change of control or the participant’s death or disability.  If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits, while qualified employees who retired after 1987 are eligible for life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

We adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” for the year ended December 31, 2006.  SFAS 158 requires that an entity’s funded status of its pension and other postretirement benefit obligations be recognized on the face of the financial statements and not just in the footnotes.

Regulatory assets and liabilities are recorded for the portion of the under- or over-funded obligations related to the transmission and distribution areas of our electric business.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered.  This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

The following tables set forth our pension and postretirement benefit plans’ obligations and assets recorded on the consolidated balance sheets as of December 31.  The amounts presented in the following tables for pension include both the defined benefit pension plan and the Supplemental Executive Retirement Plan in the aggregate, and use a measurement date of December 31, 2008.  The amounts presented for post-retirement include both health and life insurance benefits and use a measurement date of December 31, 2008.

$ in millions	Pension		Postretirement
	2008	2007	2008	2007
Change in Benefit Obligation During Year
Benefit obligation at January 1	$285.0	$294.5	$26.4	$27.1
Service cost	3.3	3.2	—	—
Interest cost	16.7	16.2	1.4	1.5
Plan amendments	6.9	—	—	—
Actuarial (gain) loss	2.0	(9.6)	(0.1)	0.6
Benefits paid	(19.3)	(19.3)	(2.5)	(2.8)
Benefit obligation at December 31	$294.6	$285.0	$25.2	$26.4

Change in Plan Assets During Year
Fair value of plan assets at January 1	$291.0	$266.4	$6.5	$7.0
Actual return on plan assets	(46.7)	16.1	0.2	0.3
Contributions to plan assets	0.4	27.8	2.1	2.0
Benefits paid	(19.3)	(19.3)	(2.7)	(2.9)
Medical reimbursements	—	—	0.1	0.1
Fair value of plan assets at December 31	$225.4	$291.0	$6.2	$6.5

Funded Status of Plan	$(69.2)	$6.0	$(19.0)	$(19.9)

Amounts Recognized in the
Consolidated Balance Sheets at December 31
Non-current assets	$—	$9.9	$—	$—
Current liabilities	(0.4)	(0.3)	(0.4)	(0.5)
Non-current liabilities	(68.8)	(3.6)	(18.6)	(19.4)
Net asset/(liability) at December 31	$(69.2)	$6.0	$(19.0)	$(19.9)

Amounts Recognized in Accumulated Other
Comprehensive Income, Regulatory Assets and
Regulatory Liabilities
Net transition obligation (asset)	$—	$—	$—	$—
Prior service cost (credit)	16.7	12.2	—	—
Net actuarial loss (gain)	129.9	59.7	(7.8)	(8.9)
Accumulated other comprehensive income, regulatory assets and regulatory liabilities, pre-tax	$146.6	$71.9	$(7.8)	$(8.9)

The accumulated benefit obligation for our defined benefit pension plans was $283.3 million and $274.6 million at December 31, 2008 and 2007, respectively.

The net periodic benefit cost (income) of the pension and postretirement benefit plans at December 31 were:

Net Periodic Benefit Cost (Income)	Pension			Postretirement
$ in millions	2008	2007	2006	2008	2007	2006
Service cost	$3.2	$3.2	$4.2	$—	$—	$—
Interest cost	16.7	16.2	16.6	1.4	1.5	1.5
Expected return on assets (a)	(24.1)	(22.0)	(21.7)	(0.4)	(0.5)	(0.5)
Amortization of unrecognized:
Actuarial (gain) loss	2.6	3.4	3.9	(0.9)	(0.9)	(1.3)
Prior service cost	2.4	2.4	2.6	—	—	—
Transition obligation	—	—	—	—	0.2	0.2
Net benefit cost (income) before adjustments	0.8	3.2	5.6	0.1	0.3	(0.1)

Settlement costs (b)	—	—	2.6	—	—	—
Special termination benefit costs (c)	—	—	0.3	—	—	—
Net benefit cost (income) after adjustments	$0.8	$3.2	$8.5	$0.1	$0.3	$(0.1)

(a)   The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-related value systematically over a three-year period.

(b)   The settlement cost related to a former officer who elected to receive a lump sum distribution in 2007 from the Supplemental Executive Retirement Plan.

(c)   In 2006 and 2005, special termination benefit costs were recognized as a result of 32 employees who participated in a voluntary early retirement program.  16 employees retired at various dates during 2005 and 16 additional employees retired at various dates during 2006; this program was completed as of April 1, 2006.

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income

	Pension		Postretirement
$ in millions	2008	2007	2008	2007
Net actuarial (gain)/loss	$72.8	$(3.7)	$0.2	$0.7
Prior service cost/(credit)	6.9	—	—	—
Reversal of amortization item:
Net actuarial (gain)/loss	(2.6)	(3.4)	0.9	0.9
Prior service cost/(credit)	(2.4)	(2.4)	—	—
Transition (asset)/obligation	—	—	—	(0.2)

Total recognized in accumulated other comprehensive income	$74.7	$(9.5)	$1.1	$1.4

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$75.5	$(6.3)	$1.2	$1.7

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are:

$ in millions	Pension	Postretirement
Net actuarial (gain)/loss	$4.5	$(0.2)
Prior service cost/(credit)	3.0	—

DP&L’s pension and postretirement plan assets were comprised of the following asset categories at December 31:

	Pension		Postretirement
Asset Category	2008	2007	2008	2007
Equity securities	39%	56%	0%	0%
Debt securities	45%	33%	100%	100%
Other	16%	11%	0%	0%
Total	100%	100%	100%	100%

Plan assets are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return benchmark.  Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and our financial condition.  Investment performance and asset allocation are measured and monitored on an ongoing basis.

On November 26, 2007, DP&L contributed $27.4 million in DPL common stock from its Master Trust assets to the Retirement Income Plan to fully fund the pension liability as of December 31, 2007.  DPL common stock is now 9% of plan assets.

Our expected return on plan asset assumptions, used to determine benefit obligations, are based on historical long-term rates of return on investment, which use the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors, such as inflation and interest rates, as well as asset diversification and portfolio rebalancing, are evaluated when long-term capital market assumptions are determined.  Peer data and historical returns are reviewed to verify reasonability and appropriateness.

Our overall expected long-term rate of return on assets is approximately 8.50% for pension plan assets and approximately 6.00% for retiree benefit plan assets.  This expected return is based exclusively on historical returns, without adjustments.  There can be no assurance of our ability to generate that rate of return in the future.

Our overall discount rate was evaluated in relation to the December 31, 2008 Hewitt Yield Curve which represents a portfolio of top-quartile AA-rated bonds used to settle pension obligations.  Peer data and historical returns were also reviewed to verify the reasonableness and appropriateness of our discount rate used in the calculation of benefit obligations and expense.

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:

	Pension		Postretirement
Benefit Obligation Assumptions	2008	2007	2008	2007
Discount rate for obligations	6.25%	6.00%	6.25%	6.00%
Rate of compensation increases	5.44%	5.44%	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were:

Net Periodic Benefit	Pension			Postretirement
Cost (Income) Assumptions	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Expected rate of return on plan assets	8.50%	8.50%	8.50%	6.00%	6.75%	6.75%
Rate of compensation increases	5.44%	5.44%	5.44%	N/A	N/A	N/A

The assumed health care cost trend rates at December 31 are as follows:

	Expense		Benefit Obligations
Health Care Cost Assumptions	2008	2007	2008	2007
Current health care cost trend rate	10.00%	10.00%	9.50%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Ultimate health care cost trend rate - year	2013	2012	2014	2013

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation:

Effect of Change in Health
Care Cost Trend Rate ($ in millions)	Increase 1%	Decrease 1%

Service cost plus interest cost	$0.1	$(0.1)
Benefit obligation	$1.5	$(1.4)

The following benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments
$ in millions	Pension	Postretirement

2009	$20.1	$2.7
2010	$20.5	$2.7
2011	$20.9	$2.6
2012	$21.5	$2.5
2013	$22.2	$2.4
2014 - 2018	$117.1	$9.7

We expect to contribute $0.4 million to our pension plans and $2.7 million to our other postretirement benefit plans in 2009.

The Pension Protection Act (the Act) of 2006 contained new requirements for our single employer defined benefit pension plans. In addition to establishing a 100% funding target for plan years beginning after December 31, 2008, the Act also limits some benefits if the funded status of pension plans drops below certain thresholds.  Among other restrictions under the Act, if the funded status of a plan falls below a predetermined ratio which will increase to 80%, lump-sum payments to new retirees are limited to 50% of amounts that otherwise would have been paid and new benefit improvements may not go into effect.  This 80% funding threshold will be phased-in through 2011 with 65% being the applicable ratio for 2008.  For the 2008 plan year, the funded status of our defined benefit pension plan as calculated under the requirements of the Act was 83% and is estimated to be 80% for the 2009 plan year.  The Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), which was signed into law on December 23, 2008, grants plan sponsors certain relief from funding requirements and benefit restrictions of the Act.  DPL and DP&L are in the process of evaluating the impact of this legislation on the funding requirements and benefits restrictions of the Act.  We do not expect the requirements of the Act to have a material impact on our overall results of operations, financial position or cash flows.

10.  Financial Instruments

In the normal course of business, DPL and DP&L enter into various financial instruments, including derivative financial instruments.  A description of these financial instruments is as follows:

Derivatives

We use derivatives principally to manage the risk of changes in market prices for commodities. The derivatives that we use to hedge these risks are governed by our risk management policies for forward contracts, futures, options, and swaps. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. The objective of the hedging program is generally to mitigate financial risks while ensuring that sufficient volumes are available to meet our requirements.  We monitor and value derivative positions monthly as part of our risk management processes.

We use published sources for pricing when possible to mark positions to market. We rely on modeled valuations only when no other method exists.

Cash Flow Hedges

Our risk management processes identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The mark-to-market value of cash flow hedges as determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. The effective portion of the hedging transaction is recognized in Other Comprehensive Income (OCI) and transferred to earnings when the hedged forecasted transaction takes place or when the hedged forecasted transaction is no longer probable of occurring.  The ineffective portion of the cash flow hedge is recognized in earnings in the current period.

These instruments are used to hedge the risk of price changes for sales and purchases of power.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.  Power hedges are usually transacted over a 1 to 3 month period.  We recognized unrealized losses on our forward power cash flow hedges of $0.3 million and $1.5 million in OCI in 2008 and 2007, respectively.  Approximately $0.3 million of accumulated losses in OCI related to the above mentioned power hedges are expected to be reclassified to earnings over the next twelve months.

Changes in interest rates expose DPL and DP&L to risk as a result of the issuance of corporate bonds.  In 2003 we entered into an interest rate hedge to manage this risk.  The balance of the remaining deferred gain from the interest rate hedge in OCI was $17.2 million and $19.7 million in 2008 and 2007 respectively.  Approximately $2.5 million of accumulated gains in OCI related to the above referenced interest rate hedge are expected to be reclassified to earnings over the next twelve months.

The following table provides information concerning gains or losses recognized in OCI for the cash flow hedges:

	December 31,		December 31,		December 31,
	2008		2007		2006
	Power and	Interest Rate	Power and	Interest Rate	Power and	Interest Rate
$ in millions	Capacity	Hedge	Capacity	Hedge	Capacity	Hedge

Beginning accumulated derivative (gain) / loss in OCI	$1.5	$(19.7)	$(3.2)	$(22.1)	$0.3	$(24.6)

Net change associated with current period hedging transactions	(7.4)	—	0.5	—	(9.4)	—

Net amount of any reclassifications into earnings	6.2	2.5	4.2	2.4	5.9	2.5

Ending accumulated derivative (gain) / loss in OCI	$0.3	$(17.2)	$1.5	$(19.7)	$(3.2)	$(22.1)

Mark to Market

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty.

Master Trust Assets

DP&L established a Master Trust to hold assets for the benefit of employees participating in DP&L’s Deferred Compensation Plan and other employee benefit purposes and these assets are not used for general operating purposes.  These assets are primarily comprised of mutual funds and DPL common stock. The DPL common stock held by the Master Trust in DP&L’s consolidated balance sheet is eliminated in consolidation and is not reflected in DPL’s consolidated balance sheet. These assets are valued using current public market prices on a quarterly basis.  Any unrealized gains or losses are recognized in Other Comprehensive Income until the securities are sold.

DPL recognized $6.2 million of unrealized gains on the Master Trust assets in OCI in both 2008 and 2007 and $6.6 million and $5.9 million of unrealized losses in OCI in 2008 and 2007, respectively.  DP&L recognized $17.0 million and $31.2 million of unrealized gains and $6.6 million and $5.9 million of unrealized losses in OCI in 2008 and 2007, respectively.  No unrealized gains or losses are expected to be transferred to earnings in 2009.

Transfer of Master Trust Assets to Pension

On October 26, 2007, the Board of Directors approved a resolution permitting the transfer of 925,000 shares of DPL Inc. common stock from the DP&L Master Trust to The Dayton Power and Light Company Retirement Income Plan Trust (Pension).  This transaction was completed on November 26, 2007, contributing shares of common stock with a fair value of $27.4 million to the Pension and resulting in a fully funded status at December 31, 2007.

Long-term Debt

Long-term debt is fair valued based on current public market prices for disclosure purposes only.  Unrealized gains or losses are not recognized in the financial statements, as long-term debt is presented at amortized cost in the financial statements.  The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2009 to 2040.

The fair values of our financial instruments and debt are based on market quotes of similar instruments and represent estimates of possible value that may not be realized in the future. The table below presents the fair value and cost of these instruments at December 31, 2008 and 2007.

	At December 31,
	2008		2007
$ in millions	Cost	Fair Value	Cost	Fair Value
DPL Inc.
Assets
Master Trust Assets	$13.6	$13.1	$9.2	$9.6
Derivative Assets	—	—	0.4	0.4
Total Assets	$13.6	$13.1	$9.6	$10.0

Liabilities
Debt	$1,551.8	$1,470.5	$1,642.2	$1,664.3
Derivative Liabilities	—	6.6	—	1.5
Total Liabilities	$1,551.8	$1,477.1	$1,642.2	$1,665.8

DP&L
Assets
Master Trust Assets	$29.9	$40.2	$30.5	$56.0
Derivative Assets	—	—	0.4	0.4
Total Assets	$29.9	$40.2	$30.9	$56.4

Liabilities
Debt	$884.7	$815.7	$875.3	$871.5
Derivative Liabilities	—	6.6	—	1.5
Total Liabilities	$884.7	$822.3	$875.3	$873.0

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

FSP SFAS 157-2 allows for a deferral from the SFAS 157 disclosures for non-financial assets or liabilities until fiscal years beginning after November 15, 2008.  We did not elect this deferral and have disclosed additional layers to several asset retirement obligations.

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

The fair value of assets and liabilities measured on a recurring basis was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
			Level 1		Level 2		Level 3
			Based on Quoted		Based on
	Fair Value at		Prices in Active		Other Observable		Unobservable
	December 31, 2008		Market		Inputs		Inputs
$ in millions	DPL	DP&L (a)	DPL	DP&L (a)	DPL	DP&L	DPL	DP&L
Assets
Master Trust Assets	$13.1	$40.2	$—	$27.1	$13.1	$13.1	$—	$—
Derivative Assets	—	—	—	—	—	—	—	—
Total	$13.1	$40.2	$—	$27.1	$13.1	$13.1	$—	$—

Liabilities
Derivative Liabilities	$6.6	$6.6	$6.3	$6.3	$0.3	$0.3	$—	$—
Total	$6.6	$6.6	$6.3	$6.3	$0.3	$0.3	$—	$—

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

The fair value of assets and liabilities measured on a non-recurring basis was determined as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
			Level 1		Level 2		Level 3
			Based on Quoted		Based on
	Fair Value at		Prices in Active		Other Observable		Unobservable
	December 31, 2008		Market		Inputs		Inputs
$ in millions	DPL	DP&L	DPL	DP&L	DPL	DP&L	DPL	DP&L
Asset retirement
obligations recorded
during period	$0.6	$0.6	$—	$—	$—	$—	$0.6	$0.6

The fair value of an asset retirement obligation (ARO) is estimated by discounting expected cash outflows to their present value.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or management judgment.  During the three months ended December 31, 2008, DP&L added an additional layer to several asbestos removal and ash landfill AROs in the amount of $0.6 million due to changes in the cost and timing estimates for asbestos removal and ash landfill closures and the acceleration of the removal of some asbestos.

At December 31, 2008, DPL had $15.0 million in money market mutual funds classified as cash and cash equivalents in its consolidated balance sheet.

11.  Stock-Based Compensation

The following table summarizes share-based compensation expense:

	Twelve Months Ended
	December 31,
$ in millions	2008	2007	2006
Stock options	$—	$—	$1.3
Restricted stock units	(0.1)	—	3.0
Performance shares	0.9	1.5	2.0
Restricted shares	0.3	0.3	—
Non-employee directors’ RSUs	0.5	0.3	—
Management performance shares	0.3	—	—
Share-based compensation included in operations and maintenance expense	1.9	2.1	6.3
Income tax expense	(0.7)	(0.7)	(2.2)
Total share-based compensation, net of tax	$1.2	$1.4	$4.1

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL has sufficient treasury stock to satisfy all outstanding share-based awards.

Determining Fair Value

Valuation and Amortization Method — We estimate the fair value of stock options and RSUs using a Black-Scholes-Merton model; performance shares are valued using a Monte Carlo simulation; restricted shares are valued at the closing market price on the day of grant and the Directors’ RSUs are valued at the closing market price on the day prior to the grant date.  We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Volatility — Our expected volatility assumptions are based on the historical volatility of DPL stock. The volatility range captures the high and low volatility values for each award granted based on its specific terms.

Expected Life — The expected life assumption represents the estimated period of time from grant until exercise and reflects historical employee exercise patterns.

Risk-Free Interest Rate — The risk-free interest rate for the expected term of the award is based on the corresponding yield curve in effect at the time of the valuation for U.S. Treasury bonds having the same term as the expected life of the award, i.e., a five year bond rate is used for valuing an award with a five year expected life.

Expected Dividend Yield — The expected dividend yield is based on DPL’s current dividend rate, adjusted as necessary to capture anticipated dividend changes and the 12 month average DPL stock price.

Expected Forfeitures — The forfeiture rate used to calculate compensation expense is based on DPL’s historical experience, adjusted as necessary to reflect special circumstances.

Stock Options

In 2000, DPL’s Board of Directors adopted and DPL’s shareholders approved The DPL Inc. Stock Option Plan.  On April 26, 2006, DPL’s shareholders approved The DPL Inc. 2006 Equity and Performance Incentive Plan (EPIP).  With the approval of the EPIP, no new awards will be granted under The DPL Inc. Stock Option Plan, but shares relating to awards that are forfeited or terminated under The DPL Inc. Stock Option Plan may be granted under the EPIP.  As of December 31, 2008, there were no unvested stock options.

Summarized stock option activity was as follows:

	Twelve Months Ended
	December 31,
	2008	2007	2006
Options:
Outstanding at beginning of year	946,500	5,091,500	5,486,500
Granted	—	—	—
Exercised	(110,000)	(525,000)	(355,000)
Forfeited (a)	—	(3,620,000)	(40,000)
Outstanding at year-end	836,500	946,500	5,091,500
Exercisable at year-end	836,500	946,500	5,081,500

Weighted average option prices per share:
Outstanding at beginning of year	$24.09	$21.95	$21.86
Granted	$—	$—	$—
Exercised	$18.56	$26.79	$21.00
Forfeited	$—	$20.38	$15.88
Outstanding at year-end	$24.64	$24.09	$21.95
Exercisable at year-end	$24.64	$24.09	$21.94

(a)       As a result of the settlement of the former executive litigation on May 21, 2007, 3.6 million outstanding options shown above were forfeited in the second quarter of 2007 and another approximately one million disputed options not shown above were also forfeited.

The following table reflects information about stock options outstanding at December 31, 2008:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of Exercise		Contractual	Exercise		Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$14.95 - $21.00	510,000	1.6 years	$20.98	510,000	$20.98
$21.01 - $29.63	326,500	2.6 years	$28.82	326,500	$28.82

The following table reflects information about stock option activity during the period:

	Twelve Months Ended
	December 31,
$ in millions	2008	2007	2006
Weighted-average grant date fair value of options granted during the period	$—	$—	$—
Intrinsic value of options exercised during the period	$1.0	$2.3	$2.5
Proceeds from stock options exercised during the period	$2.2	$14.6	$7.8
Excess tax benefit from proceeds of stock options exercised	$0.3	$1.3	$1.9
Fair value of shares that vested during the period	$—	$—	$1.3
Unrecognized compensation expense	$—	$—	$0.1
Weighted average period to recognize compensation expense (in years)	—	—	1.0

No options were granted during 2006, 2007 or 2008.

Restricted Stock Units (RSUs)

RSUs were granted to certain key employees prior to 2001.  As a result of the settlement of the former executive litigation, all disputed RSUs were forfeited by the three former executives.  There were 10,120 RSUs outstanding as of December 31, 2008, none of which has vested. The non-vested RSUs will be paid in cash upon vesting and will vest as follows:  6,809 in 2009 and 3,311 in 2010.  Non-vested RSUs are valued quarterly at fair value using the Black-Scholes-Merton model to determine the amount of compensation expense to be recognized.  Non-vested RSUs do not earn dividends.

		Weighted-Avg.
	Number of	Grant Date
$ in millions	RSUs	Fair Value
Non-vested at January 1, 2008	22,976	$0.5
Granted in 2008	—	$—
Vested in 2008	(11,253)	$(0.2)
Forfeited in 2008	(1,603)	$—
Non-vested at December 31, 2008	10,120	$0.3

Summarized RSU activity was as follows:

	Twelve Months Ended
	December 31,
	2008	2007	2006
RSUs:
Outstanding at beginning of year	22,976	1,334,339	1,319,399
Granted	—	—	—
Dividends	—	11,656	46,434
Exercised	(11,253)	(20,097)	(22,516)
Forfeited	(1,603)	(1,302,922)	(8,978)
Outstanding at period end	10,120	22,976	1,334,339
Exercisable at period end	—	—	—

Compensation expense is recognized each quarter based on the change in the market price of DPL common shares.

As of December 31, 2008, 2007 and 2006, liabilities recorded for outstanding RSUs were $0.2 million, $0.6 million and $36.9 million, respectively, which are included in “Other deferred credits” on the consolidated balance sheets.  The decrease in the liability between 2006 and 2007 is due to the executive litigation settlement and the forfeiture of 1.3 million RSUs.  See Note 15 of Notes to Consolidated Financial Statements.

The following table shows the assumptions used in the Black-Scholes-Merton model to calculate the fair value of the non-vested RSUs during the respective periods:

	Twelve Months Ended
	December 31,
	2008	2007	2006
Expected volatility	24.8% - 28.1%	6.1% - 15.3%	9.5% - 17.3%
Weighted-average expected volatility	26.0%	13.0%	14.6%
Expected life (years)	1.0 - 2.0	1.0 - 3.0	1.0 - 4.0
Expected dividends	4.5%	3.8%	3.7%
Weighted-average expected dividends	4.5%	3.8%	3.7%
Risk-free interest rate	0.2% - 0.4%	3.0% - 3.3%	4.7% - 4.9%

Performance Shares

Under the EPIP, the Board adopted a Long-Term Incentive Plan (LTIP) under which DPL will grant a targeted number of performance shares of common stock to executives.  Grants under the LTIP will be awarded based on a Total Shareholder Return Relative to Peers performance.  No performance shares will be earned in a performance period if the three-year Total Shareholder Return Relative to Peers is below the threshold of the 40th percentile.  Further, the LTIP awards will be capped at 200% of the target number of performance shares, if the Total Shareholder Return Relative to Peers is at or above the threshold of the 90th percentile.  The Total Shareholder Return Relative to Peers is considered a market condition under FAS 123R.  There is a three year requisite service period for each portion of the performance shares.

The schedule of non-vested performance share activity for the twelve months ended December 31, 2008 follows:

	Number of	Weighted-Avg.
	Performance	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2008	104,682	$3.1
Granted in 2008	93,298	$2.2
Vested in 2008	(36,445)	$(0.8)
Forfeited in 2008	(41,680)	$(1.2)
Non-vested at December 31, 2008	119,855	$3.3

	Twelve Months Ended
	December 31,
	2008	2007	2006
Performance shares:
Outstanding at beginning of year	142,108	154,768	—
Granted	93,298	78,559	244,423
Exercised	—	(22,462)	—
Expired	(37,426)	(21,583)	—
Forfeited	(41,680)	(47,174)	(89,655)
Outstanding at period end	156,300	142,108	154,768
Exercisable at period end	36,445	37,426	44,045

The following table reflects information about performance share activity during the period:

	Twelve Months Ended
	December 31,
$ in millions	2008	2007	2006
Weighted-average grant date fair value of performance shares granted during the period	$2.2	$2.6	$6.3
Intrinsic value of performance shares exercised during the period	$—	$0.6	$—
Proceeds from performance shares exercised during the period	$—	$—	$—
Excess tax benefit from proceeds of performance shares exercised	$—	$—	$—
Fair value of performance shares that vested during the period	$0.8	$0.8	$1.3
Unrecognized compensation expense	$1.6	$1.9	$1.5
Weighted average period to recognize compensation expense (in years)	1.6	1.7	1.6

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the performance shares granted during the period:

	Twelve Months Ended
	December 31,
	2008	2007	2006
Expected volatility	15.0% - 15.7%	15.8% - 17.3%	17.9% - 20.3%
Weighted-average expected volatility	15.1%	16.6%	20.1%
Expected life (years)	3.0	3.0	3.0
Expected dividends	3.5% - 4.1%	3.3% - 3.9%	3.7%
Weighted-average expected dividends	4.1%	3.4%	3.7%
Risk-free interest rate	2.2% - 3.2%	4.5% - 4.9%	4.6% - 4.7%

Restricted Shares

Under the EPIP, the Board granted shares of DPL Restricted Shares to various executives.  The Restricted Shares are registered in the executive’s name, carry full voting privileges, receive dividends as declared and paid on all DPL common stock and vest after a specified service period.

On July 23, 2008, the Board of Directors granted compensation awards to a select group of management employees.  A total of 10,347 restricted shares was granted.  The management restricted stock awards have a three-year requisite service period from July 23, 2008 to July 23, 2011, carry full voting privileges and receive dividends as declared and paid on all DPL common stock.  The management restricted stock can only be awarded in DPL common shares.

	Number of	Weighted-Avg.
	Restricted	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2008	42,200	$1.2
Granted in 2008	39,347	$1.1
Vested in 2008	(1,000)	$—
Forfeited in 2008	(11,400)	$(0.4)
Non-vested at December 31, 2008	69,147	$1.9

	Twelve Months Ended
	December 31,
	2008	2007	2006
Restricted shares:
Outstanding at beginning of year	42,200	19,000	—
Granted	39,347	23,200	19,000
Exercised	(1,000)	—	—
Forfeited	(11,400)	—	—
Outstanding at period end	69,147	42,200	19,000
Exercisable at period end	—	—	—

The following table reflects information about restricted share activity during the period:

	Twelve Months Ended
	December 31,
$ in millions	2008	2007	2006
Weighted-average grant date fair value of restricted shares granted during the period	$1.1	$0.7	$0.5
Intrinsic value of restricted shares exercised during the period	$—	$—	$—
Proceeds from restricted shares exercised during the period	$—	$—	$—
Excess tax benefit from proceeds of restricted shares exercised	$—	$—	$—
Fair value of restricted shares that vested during the period	$—	$—	$—
Unrecognized compensation expense	$1.3	$0.9	$0.5
Weighted average period to recognize compensation expense (in years)	2.7	2.8	4.1

Non-Employee Director Restricted Stock Units

Under the EPIP, as part of their annual compensation for service to DPL and DP&L, each non-employee Director receives a $54,000 retainer in RSUs on the date of the annual meeting.  The RSUs will become non-forfeitable on April 15 of the following year.  All of the RSUs become non-forfeitable in the event of death, disability, or change in control but if the Director resigns or retires prior to the April 15 vesting date, the vested shares will be distributed on a pro rata basis.  The RSUs accrue quarterly dividends in the form of additional RSUs.  Upon vesting, the RSUs will become exercisable and will be distributed in DPL common shares, unless the Director chooses to defer receipt of the shares until a later date.  The RSUs are valued at the closing stock price on the day prior to the grant and the compensation expense is recognized evenly over the vesting period.

	Number of	Weighted-Avg.
	Director	Grant Date
$ in millions	RSUs	Fair Value
Non-vested at January 1, 2008*	13,573	$0.4
Granted in 2008	17,022	$0.5
Dividends accrued in 2008	931	$—
Vested in 2008	(14,831)	$(0.5)
Forfeited in 2008	(1,149)	$—
Non-vested at December 31, 2008	15,546	$0.4

*                 2007 incorrectly stated vested shares as (10,238) when it should have been (142).
The non-vested at 1/1/2008 reflects this correction.

	Twelve Months Ended
	December 31,
	2008	2007	2006*
Restricted stock units:
Outstanding at beginning of year	13,573	—	—
Granted	17,022	14,920	—
Dividends accrued	931	348	—
Exercised and issued	(7,910)	(142)	—
Exercised and deferred	(6,921)	—	—
Forfeited	(1,149)	(1,553)	—
Outstanding at period end	15,546	13,573	—
Exercisable at period end	—	—	—

*                 Director RSUs were not issued in 2006.

The following table reflects information about non-employee director RSU activity during the period:

	Twelve Months Ended
	December 31,
$ in millions	2008	2007	2006*
Weighted-average grant date fair value of non-employee director RSUs granted during the period	$0.5	$0.5	$—
Intrinsic value of non-employee director RSUs exercised during the period	$0.4	$—	$—
Proceeds from non-employee director RSUs exercised during the period	$—	$—	$—
Excess tax benefit from proceeds of non-employee director RSUs exercised	$—	$—	$—
Fair value of non-employee director RSUs that vested during the period	$0.5	$0.3	$—
Unrecognized compensation expense	$0.1	$0.1	$—
Weighted average period to recognize compensation expense (in years)	0.3	0.3	—

*                 Director RSUs were not issued in 2006.

Management Performance Shares

On May 28, 2008, the Board of Directors granted compensation awards for select management employees.  A total of 39,144 management performance shares were granted.  The grants have a three year requisite service period from January 1, 2008 to December 31, 2010 and certain performance conditions during the performance period.  The management performance shares can only be awarded in DPL common shares.

	Number of	Weighted-Avg.
	Mgt. Performance	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2008	—	$—
Granted in 2008	39,144	$1.1
Vested in 2008	—	$—
Forfeited in 2008	—	$—
Non-vested at December 31, 2008	39,144	$1.1

Twelve Months Ended
December 31,
	2008	2007*	2006*
Management Performance Shares:
Outstanding at beginning of year	—	—	—
Granted	39,144	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at period end	39,144	—	—
Exercisable at period end	—	—	—

*                 Management performance shares were not issued in 2007 or 2006.

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the management performance shares granted during the period:

	Twelve Months Ended
	December 31,
	2008	2007*	2006*
Expected volatility	14.9%	0.0%	0.0%
Weighted-average expected volatility	14.9%	0.0%	0.0%
Expected life (years)	3.0	—	—
Expected dividends	3.9%	0.0%	0.0%
Weighted-average expected dividends	3.9%	0.0%	0.0%
Risk-free interest rate	2.9%	0.0%	0.0%

*                 Management performance shares were not issued in 2007 or 2006.

The following table reflects information about management performance share activity during the period:

	Twelve Months Ended
	December 31,
$ in millions	2008	2007*	2006*
Weighted-average grant date fair value of management perfomance shares granted during the period	$1.1	$—	$—
Intrinsic value of management performance shares exercised during the period	$—	$—	$—
Proceeds from management performance shares exercised during the period	$—	$—	$—
Excess tax benefit from proceeds of management performance shares exercised	$—	$—	$—
Fair value of management performance shares that vested during the period	$—	$—	$—
Unrecognized compensation expense	$0.8	$—	$—
Weighted average period to recognize compensation expense (in years)	2.0	—	—

*      Management performance shares were not issued in 2007 or 2006.

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 15 of Notes to Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, RSUs, MVE incentives, stock options and reimbursement of legal fees.  A portion of this settlement included the forfeitures and cancellations of Restricted Stock Units (RSUs) and stock options of 1.3 million and 3.6 million, respectively.

12.  Preferred Stock

DP&L:                         $25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

			Current Shares	Par Value at	Par Value at
	Preferred	Current	Outstanding at	December 31,	December 31,
	Stock	Redemption	December 31,	2008	2007
	Rate	Price	2008	($ in millions)	($ in millions)
DP&L Series A	3.75%	$102.50	93,280	9.3	9.3
DP&L Series B	3.75%	$103.00	69,398	7.0	7.0
DP&L Series C	3.90%	$101.00	65,830	6.6	6.6
Total			228,508	$22.9	$22.9

The DP&L preferred stock may be redeemed at DPL’s option at the per-share prices indicated, plus cumulative accrued dividends.

As long as any DP&L preferred stock is outstanding, DP&L’s Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its Common Stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1.2 million.  As of year-end, all earnings reinvested in the business of DP&L were available for Common Stock dividends.  DPL records dividends on preferred stock of DP&L as part of interest expense.  We expect all 2008 earnings reinvested in the business of DP&L to be available for DP&L common stock dividends, payable to DPL.

13.  Common Shareholders’ Equity

DPL has 250,000,000 authorized common shares, of which 115,961,880 are outstanding at December 31, 2008.  DPL had 902,490 authorized but unissued shares reserved for its dividend reinvestment plan at December 31, 2008.  The plan provides that either original issue shares or shares purchased on the open market may be used to satisfy plan requirements.

On July 27, 2005, DPL’s Board authorized the repurchase of up to $400.0 million of common stock from time to time in the open market or through private transactions.  DPL completed this share repurchase program on August 21, 2006.  In total, 14.9 million shares were repurchased at a cost of $400.0 million.  These Board-authorized repurchase transactions resulted in an 11.7% reduction of the outstanding stock of December 31, 2005 at an average price of $26.91 per share.  These shares are currently held as treasury shares.  There were no other repurchases during 2008, 2007 and 2006.

In September 2001, DPL’s Board of Directors renewed its Shareholder Rights Plan, attaching one right to each common share outstanding at the close of business on December 13, 2001.  The rights separate from the common shares and become exercisable at the exercise price of $130 per right in the event of certain attempted business combinations.  The renewed plan expires on December 31, 2011.

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company Kohlberg Kravis Roberts & Co. (KKR).  As part of this recapitalization transaction, 31.6 million warrants were issued.  These warrants were sold for an aggregate purchase price of $50 million. The warrants are exercisable, in whole or in part, for common shares at any time during the twelve-year period commencing on March 13, 2000.  Each warrant is exercisable for one common share, subject to anti-dilution adjustments (i.e., stock split, stock dividend).  The exercise price of the warrants is $21.00 per common share, subject to anti-dilution adjustments.

In addition, in the event of a declaration, issuance or consummation of any dividend, spin-off or other distribution or similar transaction by DPL of the capital stock of any of its subsidiaries, additional warrants of such subsidiary will be issued to the warrant holder so that after the transaction, the warrant holder will have the same interest in the fully diluted number of common shares of such subsidiary the warrant holder had in DPL immediately prior to such transaction.

Pursuant to the warrant agreement, DPL has reserved authorized common shares sufficient to provide for the exercise in full of all outstanding warrants.

On September 18, 2008, Lehman Brothers, Inc. (Lehman) exercised 12.0 million warrants under a cashless exercise transaction resulting in the issuance by DPL of 2.3 million shares of common stock.  Such shares were issued from treasury stock.  Lehman no longer holds any DPL warrants.

During October 1992, our Board of Directors approved the formation of a Company-sponsored Employee Stock Ownership Plan (ESOP) to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to eligible full-time employees.  This leveraged ESOP is funded by an exempt loan, which is secured by the ESOP shares.  As debt service payments are made on the loan, shares are released on a pro rata basis.  ESOP shares used to fund matching contributions to DP&L’s 401(k) vest after three years of service; other compensation shares awarded vest immediately.

In general, participants are eligible for lump sum payments upon termination of their employment and the submission and subsequent approval of an application for benefits.  Earlier distributions can occur for Qualified Domestic Relations Order and for death.  Otherwise, distribution must occur within 60 days after the plan year in which the later of one of the following events occur:  65th birthday, 10th anniversary of participation, or termination of employment.  Participants are allowed to take distributions during employment if older than 59½ and/or for a hardship as defined in the Plan document.  Distributions are made in cash unless the participant requests the distribution be made in stock.  A repurchase obligation exists for vested shares held by the ESOP if they cannot be sold in the open market.  The fair value of shares subject to the repurchase obligation at December 31, 2008 and 2007 was approximately $42.4 million and $52.5 million, respectively.

In 1992, the Plan entered into a $90 million loan agreement with DPL in order to purchase shares of DPL common stock in the open market.  The term loan agreement provided for principal and interest on the loan to be paid prior to October 9, 2007, with the right to extend the loan for an additional ten years.  In 2007, the maturity date was extended to October 7, 2017.  The loan bears interest at a fixed rate of 7.625%, payable annually.  Dividends received by the ESOP for unallocated shares are used to repay the principal and interest on the ESOP loan to DPL.  Dividends on the allocated shares are charged to retained earnings.

The ESOP used the full amount of the loan to purchase 4.7 million shares of our common stock in the open market.  As a result of the 1997 stock split, the ESOP held 7.1 million shares of our common stock.  The cost of shares held by the ESOP and not yet released is reported as a reduction of shareholders’ equity.  At December 31, 2008, common shareholders’ equity reflects the cost of 3.1 million unreleased shares held in suspense by the trust.  The fair value of the 3.1 million ESOP shares held in suspense at December 31, 2008 was $70.2 million.  When shares are committed to be released from the ESOP, compensation expense is recorded based on the fair value of the shares committed to be released, with a corresponding credit to our equity.  Compensation expense associated with the ESOP, which is based on the fair value of the shares committed to be released for allocation, amounted to $1.5 million in 2008, $9.0 million in 2007 and $4.1 million in 2006.

For purposes of earnings per share (EPS) computations and in accordance with SOP 93-6, we treat ESOP shares as outstanding if they have been allocated to participants, released or committed to be released.  As of December 31, 2008, the ESOP has 3.9 million shares allocated to participants with an additional 0.1 million shares which have been released but unallocated to participants.  ESOP cumulative shares outstanding for the calculation of earnings per share were 4.0 million in 2008, 3.9 million in 2007 and 3.4 million in 2006.

In April 2006, DPL’s shareholders approved The DPL Inc. Equity and Performance Incentive Plan (the EPIP) which became immediately effective and will remain in effect for a term of ten years, unless sooner terminated in accordance with its terms. The Compensation Committee of the Board of Directors will designate the employees and directors eligible to participate in the EPIP and the times and types of awards to be granted. Under the EPIP, the Compensation Committee may grant equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. Awards may be subject to the achievement of certain management objectives. In addition, the EPIP provides, upon recommendation of the Chief Executive Officer and Chairman of the Board, for a grant of a special equity award to recognize outstanding performance. A total of 4,500,000 shares of the Company’s common stock were reserved for issuance under the EPIP.

14.  Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of DPL common shares outstanding during the year.  Diluted EPS are based on the weighted-average number of DPL common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.  Excluded from outstanding shares for this weighted-average computation are shares held by DP&L’s Master Trust Plan for deferred compensation and unreleased shares held in ESOP.

The following table represents common equivalent shares excluded from the calculation of diluted EPS because they were anti-dilutive.  These shares may be dilutive in the future.

In millions	2008	2007	2006

Common equivalent shares	0.3	0.1	0.4

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income after discontinued operations and cumulative effect of accounting change:

$ and shares in millions except per share amounts

	2008			2007			2006
	Income	Shares	Per Share	(a) Income	Shares	Per Share	(a) Income	Shares	Per Share
Basic EPS	$244.5	110.2	$2.22	$221.8	107.9	$2.06	$139.6	112.3	$1.24

Effect of Dilutive Securities:
Stock Incentive Units		—			0.5			1.3
Warrants (b)		5.0			8.6			7.1
Stock options, performance and restricted shares		0.2			0.8			1.2

Diluted EPS	$244.5	115.4	$2.12	$221.8	117.8	$1.88	$139.6	121.9	$1.15

(a)  Income after discontinued operations.

(b)  On September 18, 2008, Lehman Brothers Inc. exercised 12 million warrants under a cashless exercise transaction resulting in the issuance by DPL of 2.3 million shares of common stock.  See Note 13 of Notes to Consolidated Financial Statements.

15.  Executive Litigation

On May 21, 2007, we settled the litigation with three former executives.  As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, RSUs, MVE incentives, stock options and legal fees. The RSUs and stock options relinquished and forfeited were 1.3 million and 3.6 million, respectively.  Prior to the settlement date, we had accrued obligations of $64.2 million.  Included in these amounts was $3.1 million associated with the forfeiture of stock options.  In exchange for our payment of $25 million and the relinquishment by the former executives of certain contested compensation discussed above, all of these claims by all parties were settled and released.

DPL

As a result of this settlement, during 2007, DPL realized a net pre-tax gain in continuing and discontinued operations of approximately $31.0 million and $8.2 million, respectively.  The net gain is comprised of the reversal of the $64.2 million of accrued obligations less the $25 million settlement.  The obligations related to the discontinued operations were associated with the management of DPL’s financial asset portfolio, which was conducted in our MVE subsidiary.  The MVE operations were discontinued in 2005 with the sale of the financial asset portfolio.  The $25 million settlement expense was allocated between continuing and discontinued operations based on the proportionate share of continuing and discontinued obligations.

DP&L

As a result of this settlement during 2007, DP&L realized a net pre-tax gain in continuing operations of $35.3 million.  Accrued obligations associated with the former executives’ litigation were recorded by DP&L since the obligations were associated with our non-qualified benefit plans.  DP&L had no ownership of DPL’s discontinued financial asset portfolio business, therefore these liabilities were reversed and DP&L’s net pre-tax gain was recorded within continuing operations.

The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation.  As part of this transaction, during the second quarter ended June 30, 2007, DPL and DP&L recorded a $3.2 million realized gain which was reflected in investment income.

16.  Insurance Recovery

On April 30, 2007, DP&L executed a settlement agreement for $14.5 million with one of our insurers, Associated Electric & Gas Insurance Services (AEGIS), under a fiduciary liability policy to recoup a portion of legal fees associated with our litigation against three former executives.  This was recorded as a reduction to operation and maintenance expense during 2007.

On May 16, 2007, DPL filed an insurance claim with Energy Insurance Mutual (EIM) to recoup legal expenses associated with our litigation against three of our former executives.  The litigation against the former executives was settled on May 21, 2007.  Mediation with EIM on this claim occurred on May 29, 2008, at which time the parties did not reach agreement.  DPL and EIM are currently engaged in an arbitration process regarding this insurance claim.

17.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. - Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned generating subsidiary DPLE providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

At December 31, 2008, DPL had $35.3 million of guarantees to third parties for future financial or performance assurance under such agreements, on behalf of DPLE.  The guarantee arrangements entered into by DPL with these third parties cover all present and future obligations of DPLE to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our consolidated balance sheets was $1.6 million at December 31, 2008.

In two separate transactions in November and December 2006, DPL also agreed to be a guarantor of the obligations of DPLE regarding the sale, in April 2007, of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL agreed to guarantee the obligations of DPLE over a multiple year period as follows:

$ in millions	2008	2009	2010
Darby	$23.0	$15.3	$7.7

Greenville	$11.1	$7.4	$3.7

In 2008, neither DPL nor DP&L incurred any losses related to the guarantees of DPLE’s obligations and  we believe it is unlikely that either DPL or DP&L would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s obligations.

DP&L - Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2008, DP&L could be responsible for the repayment of 4.9%, or $51.2 million, of a $1,045 million debt obligation that matures in 2026. This would only happen if this electric generation company defaulted on its debt payments.

Other than the guarantees discussed above, DPL and DP&L do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2008, these include:

		Payment Year
$ in millions	Total	2009	2010-2011	2012-2013	Thereafter
DPL

Long-term debt	$1,551.8	$175.0	$297.4	$470.0	$609.4
Interest payments	937.1	79.7	145.7	105.6	606.1
Pension and postretirement payments	244.9	22.8	46.7	48.6	126.8
Capital leases	1.3	0.7	0.6	—	—
Operating leases	0.8	0.4	0.3	0.1	—
Coal contracts (a)	1,675.1	514.2	539.8	168.4	452.7
Limestone contracts	52.2	4.7	10.8	11.5	25.2
Reserve for uncertain tax positions	1.9	—	1.9	—	—
Other contractual obligations	97.3	40.5	46.9	8.5	1.4
Total contractual obligations	$4,562.4	$838.0	$1,090.1	$812.7	$1,821.6

DP&L

Long-term debt	$884.4	$—	$—	$470.0	$414.4
Interest payments	519.9	40.0	79.9	73.9	326.1
Pension and postretirement payments	244.9	22.8	46.7	48.6	126.8
Capital leases	1.3	0.7	0.6	—	—
Operating leases	0.8	0.4	0.3	0.1	—
Coal contracts (a)	1,675.1	514.2	539.8	168.4	452.7
Limestone contracts	52.2	4.7	10.8	11.5	25.2
Reserve for uncertain tax positions	1.9	—	1.9	—	—
Other contractual obligations	99.5	41.6	48.0	8.5	1.4
Total contractual obligations	$3,480.0	$624.4	$728.0	$781.0	$1,346.6

(a)  Total at DP&L-operated units

Long-term debt:

DPL’s long-term debt as of December 31, 2008, consists of DP&L’s first mortgage bonds, tax-exempt pollution control bonds and DPL unsecured senior notes.  These long-term debt figures include current maturities and unamortized debt discounts.   During 2008, the OAQDA issued $100 million of tax-exempt pollution control bonds which mature in 2040.  In turn, DP&L borrowed the proceeds of the bonds and issued $100 million of its First Mortgage Bonds to secure its payment obligations.

DP&L’s long-term debt as of December 31, 2008, consists of first mortgage bonds and tax-exempt pollution control bonds.  These long-term debt figures include current maturities and unamortized debt discounts.  During 2008, the OAQDA issued $100 million of tax-exempt pollution control bonds which mature in 2040.  In turn, DP&L borrowed the proceeds of the bonds and issued $100 million of its First Mortgage Bonds to secure its payment obligations.

See Note 7 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of December 31, 2008, DP&L had estimated future benefit payments as outlined in Note 9 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2018.

Capital leases:

As of December 31, 2008, DP&L had one capital lease that expires in September 2010.

Operating leases:

As of December 31, 2008, DPL and DP&L had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply the coal requirements for the generating plants it operates.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into various limestone contracts to supply limestone for its generating facilities.

Reserve for uncertain tax positions:

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of December 31, 2008, our total reserve for uncertain tax positions is $1.9 million.  See Note 1 of Notes to Consolidated Financial Statements.

Other contractual obligations:

As of December 31, 2008, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

At December 31, 2008, the commercial commitments that may affect the liquidity of our operations include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five year facility that expires on November 21, 2011.  At December 31, 2008, there were no borrowings outstanding under this credit agreement.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  See Note 1 of Notes to Consolidated Financial Statements.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2008, cannot be reasonably determined.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We have been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies” as discussed in Note 1 of Notes to Consolidated Financial Statements.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations and financial position.

18.  Legal Matters

State Income Tax Audit

On February 13, 2006, we received correspondence from the Ohio Department of Taxation (ODT) notifying us that ODT has completed their examination and review of our Ohio Corporation Franchise Tax Returns for tax years 2002 through 2004 and that the final proposed audit adjustments result in a balance due of $90.8 million before interest and penalties.  On June 27, 2008, we entered into a $42.0 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42.0 million payment was made to the ODT in July 2008.

We are also under audit review by various state agencies for tax years 2002 through 2006.   Depending upon the outcome of these audits and the appeal, we may be required to increase our tax provision if actual amounts ultimately determined exceed recorded reserves.  We believe we have adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  On August 7, 2008, a consent decree was filed in the United States District Court in full settlement of these CAA claims.  Under the terms of the consent decree, the co-owners of the Stuart generating station agreed to: (i) certain emission targets related to nitrogen oxides (NOx), sulfur dioxide (SO2) and particulate matter; (ii) make energy efficiency and renewable energy commitments that are conditioned on receiving Public Utilities Commission of Ohio approval for the recovery of costs; (iii) forfeit 5,500 sulfur dioxide allowances; and (iv) provide funding to a third party non-profit organization to establish a solar water heater rebate program.  DP&L and the other owners of the station also entered into an attorney fee agreement to pay a portion of the Sierra Club’s attorney and expert witness fees.  On October 23, 2008, the United States District Court approved the consent decree with funding for the third party non-profit organization set at $300,000.  We have accrued for our share of the $300,000 at December 31, 2008.  We have determined that the terms of the consent decree will not have a material impact on our overall results of operations, financial position or cash flows.

Governmental and Regulatory Inquiries

On March 10, 2004, DPL’s and DP&L’s Corporate Controller sent a memorandum (the Memorandum) to the Chairman of the Audit Committee of our Board of Directors.  The Memorandum expressed the Corporate Controller’s “concerns, perspectives and viewpoints” regarding financial reporting and governance issues within DPL and DP&L.  In response, the Board initiated an internal investigation whose findings and recommendations led to corrective action taken regarding internal controls, process issues and the tone at the top.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified DPL and DP&L that it had initiated an inquiry involving matters connected to our internal investigation.  This inquiry remains pending.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Memorandum.  This investigation remains pending.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
DPL Inc.:

We have audited the accompanying consolidated balance sheets of DPL Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of results of operations, consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.”  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Philadelphia, Pennsylvania
February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
The Dayton Power and Light Company:

We have audited the accompanying consolidated balance sheets of The Dayton Power and Light Company (DP&L) as of December 31, 2008 and 2007, and the related consolidated statements of results of operations, consolidated statements of shareholder’s equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.”  We also have audited DP&L’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DP&L’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on DP&L’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DP&L as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, DP&L maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Philadelphia, Pennsylvania
February 26, 2009

DPL Inc. - Selected Quarterly Information (Unaudited)

		For the three months ended
		March 31,		June 30,		September 30,		December 31,
	$ in millions	2008	2007	2008	2007	2008	2007	2008	2007
	Revenues	$416.1	$379.7	$378.8	$343.1	$414.5	$422.0	$392.2	$370.9
	Operating Income	142.7	103.5	85.8	69.4	96.2	110.8	110.8	86.4

	Earnings from continuing operations	77.3	51.2	47.6	53.6	48.0	60.7	71.6	46.3

	Earnings from discontinued operations, net of taxes	—	4.9	—	5.1	—	—	—	—
	Net Income	$77.3	$56.1	$47.6	$58.7	$48.0	$60.7	$71.6	$46.3

	Basic earnings per share of common stock:
	Continuing operations	$0.71	$0.48	$0.43	$0.50	$0.44	$0.56	$0.64	$0.43
	Discontinued operations	—	0.04	—	0.04	—	—	—	—
	Total basic earnings per common share	$0.71	$0.52	$0.43	$0.54	$0.44	$0.56	$0.64	$0.43

	Diluted earnings per share of common stock:
	Continuing operations	$0.66	$0.43	$0.41	$0.45	$0.42	$0.53	$0.63	$0.40
	Discontinued operations	—	0.04	—	0.04	—	—	—	—
	Total diluted earnings per common share	$0.66	$0.47	$0.41	$0.49	$0.42	$0.53	$0.63	$0.40

	Dividends paid per share	$0.275	$0.260	$0.275	$0.260	$0.275	$0.260	$0.275	$0.260

Common stock market price	- High	$30.18	$31.44	$28.70	$31.91	$26.76	$29.36	$24.59	$30.83
	- Low	$24.58	$27.56	$26.10	$28.08	$23.00	$26.04	$19.16	$26.05

DP&L - Selected Quarterly Information (Unaudited)

	For the three months ended
	March 31,		June 30,		September 30,		December 31,
$ in millions	2008	2007	2008	2007	2008	2007	2008	2007
Revenues	$413.9	$377.5	$376.4	$342.1	$401.5	$419.6	$381.1	$368.2
Operating Income	146.4	114.7	90.5	59.7	93.5	113.2	106.2	87.5
Income before income taxes	140.6	111.6	83.6	94.7	84.8	112.7	97.0	95.7
Net Income	89.0	69.8	63.3	59.1	54.8	70.6	78.7	72.1
Earnings on common stock	88.8	69.6	63.1	58.9	54.6	70.4	78.4	71.8
Cash dividends paid	$80.0	$125.0	$—	$—	$—	$—	$75.0	$—

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to us and our subsidiaries are communicated to the CEO and CFO.  We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the most recently completed fiscal period that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

The following report is our report on internal control over financial reporting as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on an evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, the independent registered public accounting firm that audited the financial statements contained herein, as stated in their report which is included herein.

Item 9B - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of DPL Inc.

The information required to be furnished pursuant to this item with respect to Directors of DPL Inc. will be set forth under captioned “Election of Directors” in DPL Inc.’s proxy statement (the Proxy Statement) to be furnished to shareholders in connection with the solicitation of proxies by our Board of Directors for use at the 2009 Annual Meeting of Shareholders to be held on April 29, 2009 and is incorporated herein by reference.

The information required to be furnished pursuant to this item for DPL Inc. with respect to the identification of the Audit Committee, the Audit Committee financial expert and the registrant’s code of ethics will be set forth under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 11 - Executive Compensation

The information required to be furnished pursuant to this item for DPL Inc. will be set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required to be furnished pursuant to this item for DPL Inc. will be set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item for DPL Inc. will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14 - Principal Accountant Fees and Services

The information required to be furnished pursuant to this item for DPL Inc. will be set forth under the caption “Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference.

DP&L Accountant Fees and Services

The following table presents the aggregate fees billed for professional services rendered to us by KPMG LLP for 2008 and 2007.  Other than as set forth below, no professional services were rendered or fees billed by KPMG LLP during 2008 and 2007.

KPMG LLP	Fees Invoiced 2008	Fees Invoiced 2007 (3)
Audit Fees (1)	$1,409,800	$1,502,087
Audit-Related Fees (2)	84,800	147,679
Tax Fees	—	—
All Other Fees	—	—
Total	$1,494,600	$1,649,766

(1)                      Audit fees relate to professional services rendered for the audit of our annual financial statements and the reviews of our quarterly financial statements.

(2)                      Audit-related fees relate to services rendered to us for assurance and related services.

(3)                      Includes $341,390 of audit and related fees invoiced by, and paid to KPMG LLP in 2008 for services rendered in connection with the audit of our 2007 financial statements.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

The information required to be submitted in Schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.               Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	2(a)	Asset Purchase Agreement, dated December 14, 1999, between The Dayton Power and Light Company, Indiana Energy, Inc., and Number-3CHK, Inc.	Exhibit 2 to Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-9052)

X		3(a)	Amended Articles of Incorporation of DPL Inc., as of September 25, 2001	Exhibit 3 to Report on Form 10-K/A for the year ended December 31, 2001 (File No. 1-9052)

X		3(b)	Amended Regulations of DPL Inc., as of April 27, 2007	Exhibit 3(b) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(b) to Report on Form 10-K/A for the year ended December 31, 1991 (File No. 1-2385)

	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)

X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)

X	X	4(c)	Forty-Second Supplemental Indenture dated as of September 1, 2003, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	4(d)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)

X	X	4(e)	Rights Agreement dated September 25, 2001 between DPL Inc. and Equiserve Trust Company, N.A.	Exhibit 4 to Report on Form 8-K filed September 28, 2001 (File No. 1-9052)

X		4(f)	Securities Purchase Agreement dated as of February 1, 2000 by and among DPL Inc., and DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc. and certain exhibits thereto	Exhibit 99(b) to Schedule TO-I filed February 4, 2000 (File No. 1-9052)

X		4(g)	Amendment to Securities Purchase Agreement dated as of February 24, 2000 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(g) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(h)	Form of Warrant to Purchase Common Shares of DPL Inc.	Exhibit 4(h) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(i)	Securityholders and Registration Rights Agreement dated as of March 13, 2000 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(i) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(j)	Amendment to Securityholders and Registration Rights Agreement, dated August 24, 2001 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(j) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(k)	Amendment to Securityholders and Registration Rights Agreement, dated December 6, 2004 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(k) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(l)	Amendment to Securityholders and Registration Rights Agreement, dated as of January 12, 2005 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc	Exhibit 4(j) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X		4(m)	Officer’s Certificate of DPL Inc. establishing $175 million Senior Note due 2009, dated March 25, 2004	Exhibit 4.1 to Form 8-K, filed on March 30, 2004 (File No. 1-9052)

X		4(n)	Exchange and Registration Rights Agreement dated as of March 25, 2004 between DPL Inc. and certain purchasers	Exhibit 4.2 to Form 8-K, filed on March 30, 2004 (File No. 1-9052)

X		4(o)	Indenture dated as of March 1, 2000 between DPL Inc. and Bank One Trust Company, National Association	Exhibit 4(b) to Registration Statement No. 333-37972

X		4(p)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated March 1, 2000	Exhibit 4(c) to Registration Statement No. 333-37972

X		4(q)

Exchange and Registration Rights Agreement dated as of August 24, 2001 between DPL Inc., Morgan Stanley & Co. Incorporated, Bank One Capital Markets, Inc., Fleet Securities, Inc. and NatCity Investments, Inc.

Exhibit 4(a) to Registration Statement No. 333-74568

X		4(r)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated August 31, 2001	Exhibit 4(c) to Registration Statement No. 333-74568

X		4(s)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630

X		4(t)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630

X		4(u)

Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein, and several Holders as defined therein

Exhibit 4(c) to Registration Statement No. 333-74630

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
	X	4(v)	Forty-Fourth Supplemental Indenture dated as of September 1, 2006 between the Bank of New York, Trustee and The Dayton Power and Light Company	Exhibit 4.2 to Form 8-K filed on September 19, 2006 (File No. 1-2385)

X		4(w)	Exchange and Registration Rights Agreement dated as of August 24, 2001 among DPL Inc., DPL Capital Trust II and Morgan Stanley & Co. Incorporated	Exhibit 4(d) to Registration Statement No. 333-74630

X	X	4(x)	Forty-Sixth Supplemental Indenture dated as of December 1, 2008 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Filed herewith as Exhibit 4(x)

X	X	10(a)*	The Dayton Power and Light Company Directors’ Deferred Stock Compensation Plan, as amended through December 31, 2000	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(b)*	The Dayton Power and Light Company 1991 Amended Directors’ Deferred Compensation Plan, as amended and restated through December 31, 2007	Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10(c)*	The Dayton Power and Light Company Management Stock Incentive Plan as amended and restated through December 31, 2007	Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10(d)*	The Dayton Power and Light Company Key Employees Deferred Compensation Plan, as amended through December 31, 2000	Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(e)*	Amendment No. 1 to The Dayton Power and Light Company Key Employees Deferred Compensation Plan, as amended through December 31, 2000, dated as of December 7, 2004	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	10(f)*	The Dayton Power and Light Company Supplemental Executive Retirement Plan, as amended February 1, 2000	Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	10(g)*	Amendment No. 1 to The Dayton Power and Light Company Supplemental Executive Retirement Plan, as amended through February 1, 2000 and dated as of December 7, 2004	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		10(h)*	DPL Inc. Stock Option Plan	Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X		10(i)*	2003 Long-Term Incentive Plan of DPL Inc.	Exhibit 10(aa) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	10(j)*	Summary of Executive Medical Insurance Plan	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		10(k)*	DPL Inc. Executive Incentive Compensation Plan, as amended and restated through December 31, 2007	Exhibit 10(l) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X		10(l)*	DPL Inc. 2006 Equity and Performance Incentive Plan as amended and restated through December 31, 2007	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X		10(m)*	Form of DPL Inc. Amended and Restated Long-Term Incentive Plan - Performance Shares Agreement	Exhibit 10(n) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X		10(n)*	DPL Inc. Severance Pay and Change of Control Plan, as amended and restated through December 31, 2007	Exhibit 10(o) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X		10(o)*	DPL Inc. Supplemental Executive Defined Contribution Retirement Plan, as amended and restated through December 31, 2007	Exhibit 10(p) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X		10(p)*	DPL Inc. 2006 Deferred Compensation Plan For Executives, as amended and restated through December 31, 2007	Exhibit 10(q) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X		10(q)*	DPL Inc. Pension Restoration Plan, as amended and restated through December 31, 2007	Exhibit 10(r) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10(r)*	Participation Agreement dated August 2, 2007 among DPL Inc., The Dayton Power and Light Company and Teresa F. Marrinan	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10 (s)*	Participation Agreement dated March 27, 2007 among DPL Inc., The Dayton Power and Light Company and Scott J. Kelly	Exhibit 10(t) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10(t)*	Participation Agreement and Waiver dated February 27, 2006 among DPL Inc., The Dayton Power and Light Company and Gary G. Stephenson	Exhibit 10(u) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10(u)*	Participation Agreement and Waiver dated February 23, 2006 among DPL Inc., The Dayton Power and Light Company and Miggie E. Cramblit	Exhibit 10(v) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10(v)*	Participation Agreement and Waiver dated February 24, 2006 among DPL Inc., The Dayton Power and Light Company and Joseph R. Boni III	Exhibit 10(w) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10 (w)*	Participation Agreement dated January 13, 2007 among DPL Inc., The Dayton Power and Light Company and Daniel J. McCabe	Exhibit 10(x) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X		10(x)*	Management Stock Option Agreement dated as of December 29, 2004 between DPL Inc. and John J. Gillen	Exhibit 10(u) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	10(y)*	Participation Agreement and Waiver dated June 29, 2006 among DPL Inc., The Dayton Power and Light Company and John J. Gillen	Exhibit 10.2 to Form 8-K filed on July 3, 2006 (File No. 1-9052)

X	X	10(z)*	Participation Agreement and Waiver dated February 24, 2006 among DPL Inc., The Dayton Power and Light Company and W. Steven Wolff	Exhibit 10.7 to Form 8-K filed March 2, 2006 (File No. 1-9052)

X	X	10(aa)*

Change of Control Agreement dated as of July 1, 2004 between DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke and Management Stock Option Agreement dated as of January 1, 2001 between DPL Inc. and Patricia K. Swanke

Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2004 (File No. 1-9052)

X	X	10(bb)*	Participation Agreement and Waiver dated February 28, 2006 among DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke	Exhibit 10.6 to Form 8-K filed on March 2, 2006 (File No. 1-9052)

X		10(cc)*	Management Stock Option Agreement dated as of January 1, 2001 between DPL Inc. and Arthur G. Meyer	Exhibit 10(cc) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(dd)*	Participation Agreement and Waiver dated March 6, 2006 among DPL Inc., The Dayton Power and Light Company and Arthur G. Meyer, dated March 6, 2006	Exhibit 10.2 to Form 8-K filed March 10, 2006 (File No. 1-9052)

X	X	10(ee)*	Participation Agreement dated September 8, 2006 among DPL Inc., The Dayton Power and Light Company and Paul M. Barbas	Exhibit 10.2 to Form 8-K filed September 8, 2006 (File No. 1-9052)

X	X	10(ff)*	Participation Agreement dated June 30, 2006 among DPL Inc., The Dayton Power and Light Company and Frederick J. Boyle	Exhibit 10.1 to Form 8-K filed July 3, 2006 (File No. 1-9052)

X		10(gg)*	Letter Agreement between DPL Inc. and Glenn E. Harder, dated June 20, 2006	Exhibit 10.1 to Form 8-K filed June 21, 2006 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X		10(hh)	Purchase and Sale Agreement dated as of February 13, 2005 between MVE, Inc., and Miami Valley Insurance Company and AlpInvest/Lexington 2005, LLC	Exhibit 10.1 to Form 8-K filed February 18, 2005 (File No. 1-9052)

X		10(ii)	Asset Purchase Agreement dated December 21, 2006 between DPL Energy, LLC and Buckeye Power, Inc.	Exhibit 10(w w) to Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9052)

X		10(jj)	Asset Purchase Agreement dated November 28, 2006 between DPL Energy, LLC and Columbus Southern Power Company	Exhibit 10(xx) to Report on Form 10-K for the year ended December 31, 2006 (File No. 1-9052)

X	X	10(kk)	Credit Agreement, dated as of November 21, 2006 among The Dayton Power and Light Company, KeyBank National Association and certain lending institutions	Exhibit 10.1 to Form 8-K filed November 28, 2006 (File No. 1-2385)

X		10(ll)*	Form of DPL Inc. Amended and Restated Non-Employee Director Restricted Stock Units Agreement	Exhibit 10(uu) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X		10(mm)*	DPL Inc. 2006 Deferred Compensation Plan for Non-Employee Directors, as amended and restated through December 31, 2007	Exhibit 10(v v) to Report on Form 10-K for the year ended December 31, 2007 (File No. 1-9052)

X	X	10(nn)*	Participation Agreement dated January 3, 2008 among DPL Inc., The Dayton Power and Light Company and Douglas C. Taylor	Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2008 (File No. 1-9052)

X		10(oo)*	Restricted Stock Agreement dated May 6, 2008 by and between DPL Inc. and Paul M. Barbas	Exhibit 99.1 to Form 8-K filed May 8, 2008 (File No. 1-9052)

X	X	10(pp)*	Separation Agreement dated as of November 30, 2008 between DPL Inc. and The Dayton Power and Light Company and John J. Gillen	Filed herewith as Exhibit 10(qq)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	21	List of Subsidiaries of DPL Inc. and The Dayton Power and Light Company	Filed herewith as Exhibit 21

X		23(a)	Consent of KPMG LLP	Filed herewith as Exhibit 23(a)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

* Management contract or compensatory plan

(1) Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	99(b)	Supplement to the April 26, 2004 Report of Taft, Stettinius & Hollister LLP, dated May 15, 2004	Exhibit 99(b) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	99(c)

Complaint filed in Montgomery County Court of  Common Pleas, Montgomery County, Ohio — DPL Inc., The Dayton Power and Light Company and MVE, Inc. v. Peter H. Forster, Caroline E. Muhlenkamp and Stephen F. Koziar, Jr.

Exhibit 99(d) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

* Management contract or compensatory plan

(1) Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company

Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, we have not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of us and our subsidiaries on a consolidated basis, but we hereby agree to furnish to the SEC on request any such instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.

February 26, 2009	By:
/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

The Dayton Power and Light Company

February 26, 2009	By:
/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ P.M. Barbas	Director, President and Chief	February 25, 2009
(P.M. Barbas)	Executive Officer (principal executive officer)

/s/ R. D. Biggs	Director	February 25, 2009
(R. D. Biggs)

/s/ P. R. Bishop	Director and Vice-Chairman	February 25, 2009
(P. R. Bishop)

/s/ F.F. Gallaher	Director	February 25, 2009
(F.F. Gallaher)

/s/ B. S. Graham	Director	February 25, 2009
(B. S. Graham)

/s/ G.E. Harder	Director and Chairman	February 25, 2009
(G.E. Harder)

/s/ L.L. Lyles	Director	February 25, 2009
(L.L. Lyles)

/s/ P.B. Morris	Director	February 25, 2009
(P.B. Morris)

/s/ N.J. Sifferlen	Director	February 25, 2009
(N.J. Sifferlen)

/s/ F.J. Boyle	Senior Vice President,	February 25, 2009
(F.J. Boyle)	Chief Financial Officer (principal financial and principal accounting officer), Treasurer and Controller

 Schedule II

DPL Inc.

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006 - 2008

$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

2008:
Deducted from accounts receivable —
Provision for uncollectible accounts	$1,518	$4,277	$4,711	$1,084

Deducted from deferred tax assets —
Allowance for deferred tax assets	$12,429	$1,482	$3,226	$10,685

2007:
Deducted from accounts receivable —
Provision for uncollectible accounts	$1,430	$5,678	$5,590	$1,518

Deducted from deferred tax assets —
Allowance for deferred tax assets	$10,132	$2,676	$379	$12,429

2006:
Deducted from accounts receivable —
Provision for uncollectible accounts	$1,044	$4,835	$4,449	$1,430

Deducted from deferred tax assets —
Allowance for deferred tax assets	$6,776	$3,356	$—	$10,132

(1) Amounts written off, net of recoveries of accounts previously written off.

The Dayton Power and Light Company

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006 - 2008

$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

2008:
Deducted from accounts receivable —
Provision for uncollectible accounts	$1,518	$4,277	$4,711	$1,084

Deducted from deferred tax assets —
Allowance for deferred tax assets	$348	$—	$348	$—

2007:
Deducted from accounts receivable —
Provision for uncollectible accounts	$1,430	$5,678	$5,590	$1,518

Deducted from deferred tax assets —
Allowance for deferred tax assets	$277	$71	$—	$348

2006:
Deducted from accounts receivable —
Provision for uncollectible accounts	$1,044	$4,835	$4,449	$1,430

Deducted from deferred tax assets —
Allowance for deferred tax assets	$—	$277	$—	$277

(1) Amounts written off, net of recoveries of accounts previously written off.