Form 10-Q
period 2010-06-30
DAYTON POWER & LIGHT CO; DPL INC
filed 2010-07-30
CIK 27430, 787250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

I.R.S.
Employer
Commission	Registrant, State of Incorporation,	Identification
File Number	Address and Telephone Number	No.

1-9052	DPL INC.	31-1163136
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

	Large			Smaller
	accelerated	Accelerated	Non-accelerated	reporting
	filer	filer	filer	company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐ No ☒
The Dayton Power and Light Company	Yes ☐ No ☒

As of July 27, 2010, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	118,943,392

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

This combined Form 10-Q is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DPL Inc. and The Dayton Power and Light Company

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-Q:

Abbreviation or Acronym	Definition
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BTU	British Thermal Units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
CCEM	Customer Conservation and Energy Management
CRES	Competitive Retail Electric Service
DPL	DPL Inc., the parent company
DPLE	DPL Energy, LLC, a wholly-owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales
DPLER	DPL Energy Resources, Inc., a wholly-owned subsidiary of DPL that sells retail electric energy and other energy services
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

Forward-looking Statements:  Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please see page 52 for more information about forward-looking statements contained in this report.

Part 1 — Financial Information

This report includes the combined filing of DPL and DP&L.  DP&L is the principal subsidiary of DPL providing approximately 96% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Item 1 — Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions except per share amounts	2010	2009	2010	2009

Revenues	$445.5	$361.2	$896.7	$776.2

Cost of revenues:
Fuel	90.9	75.9	192.8	157.3
Purchased power	90.9	63.3	163.7	123.0
Total cost of revenues	181.8	139.2	356.5	280.3

Gross margin	263.7	222.0	540.2	495.9

Operating expenses:
Operation and maintenance	87.5	76.8	168.1	155.7
Depreciation and amortization	35.7	35.8	73.1	71.7
General taxes	31.2	27.5	63.7	59.6
Total operating expenses	154.4	140.1	304.9	287.0

Operating income	109.3	81.9	235.3	208.9

Other income / (expense), net:
Investment income	0.2	0.1	0.3	0.6
Interest expense	(17.5)	(19.4)	(35.4)	(41.1)
Other income / (deductions)	(0.5)	(0.9)	(1.3)	(1.1)
Total other income / (expense), net	(17.8)	(20.2)	(36.4)	(41.6)

Earnings before income tax	91.5	61.7	198.9	167.3

Income tax expense	30.1	19.6	66.5	56.0
Net income	$61.4	$42.1	$132.4	$111.3

Average number of common shares outstanding (millions):
Basic	115.7	112.2	115.6	112.2
Diluted	116.2	113.2	116.2	112.9

Earnings per share of common stock:
Basic	$0.53	$0.38	$1.15	$0.99
Diluted	$0.53	$0.37	$1.14	$0.99

Dividends paid per share of common stock	$0.3025	$0.2850	$0.6050	$0.5700

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
$ in millions	2010	2009
Cash flows from operating activities:
Net income	$132.4	$111.3
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	73.1	71.7
Deferred income taxes	6.4	129.3
Unamortized investment tax credit	(1.4)	(1.4)
Changes in certain assets and liabilities:
Accounts receivable	4.7	(28.2)
Inventories	(1.8)	(21.9)
Prepaid taxes	(1.0)	—
Taxes applicable to subsequent years	29.5	29.7
Deferred regulatory costs, net	3.7	(31.1)
Accounts payable	8.7	(44.7)
Accrued taxes payable	(36.4)	(38.6)
Accrued interest payable	0.2	0.2
Pension, retiree and other benefits	(23.0)	2.8
Insurance and claims costs	(1.5)	(1.6)
Other	11.3	5.2
Net cash provided by operating activities	204.9	182.7

Cash flows from investing activities:
Capital expenditures	(75.1)	(89.6)
Purchases of short-term investments and securities	(61.2)	(5.1)
Sales of short-term investments and securities	14.2	10.1
Other	1.9	3.2
Net cash used for investing activities	(120.2)	(81.4)

Cash flows from financing activities:
Dividends paid on common stock	(69.9)	(63.8)
Repurchase of warrants	—	(15.9)
Retirement of long-term debt	—	(175.0)
Withdrawal of restricted funds held in trust	—	6.7
Withdrawals from revolving credit facility	—	155.0
Repayment of borrowings from revolving credit facility	—	(15.0)
Repurchase of DPL common stock	(3.9)	—
Exercise of stock options	1.4	—
Tax impact related to exercise of stock options	0.2	—
Net cash used for financing activities	(72.2)	(108.0)

Cash and cash equivalents:
Net change	12.5	(6.7)
Balance at beginning of period	74.9	62.5
Cash and cash equivalents at end of period	$87.4	$55.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$35.7	$41.0
Income taxes paid, net	$53.2	$8.6
Non-cash financing and investing activities:
Accruals for capital expenditures	$11.3	$22.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$87.4	$74.9
Short-term investments	47.0	—
Accounts receivable, net (Note 2)	212.8	212.8
Inventories (Note 2)	127.5	125.7
Taxes applicable to subsequent years	30.0	59.5
Other prepayments and current assets	33.2	24.1
Total current assets	537.9	497.0

Property, plant and equipment:
Property, plant and equipment	5,315.1	5,269.2
Less: Accumulated depreciation and amortization	(2,510.0)	(2,466.0)
	2,805.1	2,803.2

Construction work in process	86.4	89.0
Total net property, plant and equipment	2,891.5	2,892.2

Other noncurrent assets:
Regulatory assets (Note 3)	206.5	214.2
Other deferred assets	34.3	38.3
Total other noncurrent assets	240.8	252.5

Total Assets	$3,670.2	$3,641.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

			At	At
			June 30,	December 31,
	$ in millions		2010	2009

	LIABILITIES AND SHAREHOLDERS’ EQUITY

	Current liabilities:
	Current portion - long-term debt (Note 5)		$100.2	$100.6
	Accounts payable		81.0	77.2
	Accrued taxes		67.9	70.2
	Accrued interest		23.9	23.5
	Customer security deposits		18.7	19.4
	Other current liabilities		29.0	24.0
	Total current liabilities		320.7	314.9

	Noncurrent liabilities:
	Long-term debt (Note 5)		1,223.7	1,223.5
	Deferred taxes		572.3	569.1
	Regulatory liabilities (Note 3)		131.5	125.4
	Pension, retiree and other benefits		86.1	111.7
	Unamortized investment tax credit		33.8	35.2
	Insurance and claims costs		14.7	16.2
	Other deferred credits		100.9	122.9
	Total noncurrent liabilities		2,163.0	2,204.0

	Redeemable preferred stock of subsidiary		22.9	22.9

	Commitments and contingencies (Note 14)

	Common shareholders’ equity:
	Common stock, at par value of $0.01 per share:
	June 2010	December 2009
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	118,942,223	118,966,767	1.2	1.2
	Warrants		2.9	2.9
	Common stock held by employee plans		(16.0)	(19.3)
	Accumulated other comprehensive loss		(32.1)	(29.0)
	Retained earnings		1,207.6	1,144.1
	Total common shareholders’ equity		1,163.6	1,099.9

	Total Liabilities and Shareholders’ Equity		$3,670.2	$3,641.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2010	2009	2010	2009

Revenues	$423.9	$351.9	$861.9	$755.5

Cost of revenues:
Fuel	88.5	74.4	189.1	153.2
Purchased power	90.3	63.3	162.9	122.4
Total cost of revenues	178.8	137.7	352.0	275.6

Gross margin	245.1	214.2	509.9	479.9

Operating expenses:
Operation and maintenance	85.4	74.9	164.7	150.5
Depreciation and amortization	33.2	33.2	68.0	66.6
General taxes	29.5	27.2	61.8	59.1
Total operating expenses	148.1	135.3	294.5	276.2

Operating income	97.0	78.9	215.4	203.7

Other income / (expense), net:
Investment income	0.4	0.5	0.9	2.0
Interest expense	(9.1)	(10.0)	(18.5)	(18.7)
Other income / (deductions)	(0.5)	(0.7)	(1.1)	(0.9)
Total other income / (expense), net	(9.2)	(10.2)	(18.7)	(17.6)

Earnings before income tax	87.8	68.7	196.7	186.1

Income tax expense	28.4	21.9	65.2	62.3

Net income	59.4	46.8	131.5	123.8

Dividends on preferred stock	0.2	0.2	0.4	0.4

Earnings on common stock	$59.2	$46.6	$131.1	$123.4

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
$ in millions	2010	2009
Cash flows from operating activities:
Net income	$131.5	$123.8
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	68.0	66.6
Deferred income taxes	5.8	129.1
Unamortized investment tax credit	(1.4)	(1.4)
Changes in certain assets and liabilities:
Accounts receivable	19.9	(53.0)
Inventories	(2.0)	(21.8)
Prepaid taxes	(1.0)	—
Taxes applicable to subsequent years	29.4	29.7
Deferred regulatory costs, net	3.7	(31.1)
Accounts payable	7.4	(44.8)
Accrued taxes payable	(37.6)	(37.0)
Accrued interest payable	(0.1)	0.2
Pension, retiree and other benefits	(23.0)	2.8
Other	4.5	(2.4)
Net cash provided by operating activities	205.1	160.7

Cash flows from investing activities:
Capital expenditures	(73.5)	(86.7)
Other	1.9	2.0
Net cash used for investing activities	(71.6)	(84.7)

Cash flows from financing activities:
Dividends paid on common stock to parent	(150.0)	(220.0)
Dividends paid on preferred stock	(0.4)	(0.4)
Withdrawal of restricted funds held in trust	—	6.7
Repayment of borrowings from revolving credit facility	—	(15.0)
Withdrawals from revolving credit facility	—	155.0
Net cash used for financing activities	(150.4)	(73.7)

Cash and cash equivalents:
Net change	(16.9)	2.3
Balance at beginning of period	57.1	20.8
Cash and cash equivalents at end of period	$40.2	$23.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19.7	$19.3
Income taxes paid, net	$53.1	$8.5
Non-cash financing and investing activities:
Accruals for capital expenditures	$11.3	$22.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$40.2	$57.1
Accounts receivable, net (Note 2)	176.8	192.0
Inventories (Note 2)	126.3	124.3
Taxes applicable to subsequent years	29.9	59.2
Other prepayments and current assets	34.4	26.0
Total current assets	407.6	458.6

Property, plant and equipment:
Property, plant and equipment	5,054.9	5,011.0
Less: Accumulated depreciation and amortization	(2,409.9)	(2,370.7)
	2,645.0	2,640.3

Construction work in process	86.0	87.9
Total net property, plant and equipment	2,731.0	2,728.2

Other noncurrent assets:
Regulatory assets (Note 3)	206.5	214.2
Other deferred assets	49.5	56.4
Total other noncurrent assets	256.0	270.6

Total Assets	$3,394.6	$3,457.4

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2010	2009

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)	$100.2	$100.6
Accounts payable	77.7	75.1
Accrued taxes	64.8	68.6
Accrued interest	13.3	13.1
Customer security deposits	18.7	19.4
Other current liabilities	28.6	23.2
Total current liabilities	303.3	300.0

Noncurrent liabilities:
Long-term debt (Note 5)	783.8	783.7
Deferred taxes	557.3	553.0
Regulatory liabilities (Note 3)	131.5	125.4
Pension, retiree and other benefits	86.1	111.7
Unamortized investment tax credit	33.8	35.2
Other deferred credits	91.9	122.9
Total noncurrent liabilities	1,684.4	1,731.9

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 14)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	781.9	781.6
Accumulated other comprehensive loss	(19.6)	(19.7)
Retained earnings	621.3	640.3
Total common shareholder’s equity	1,384.0	1,402.6

Total Liabilities and Shareholder’s Equity	$3,394.6	$3,457.4

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Condensed Consolidated Financial Statements (Unaudited)

This report includes the combined filing of DPL and DP&L.  DP&L is the principal subsidiary of DPL providing approximately 96% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Some of the information within the Notes presented in this report are only applicable to DPL or DP&L as indicated.  The other Notes apply to both registrants and the financial information presented is segregated by registrant.

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

DPL and its subsidiaries have 1,571 employees as of June 30, 2010, 1,564 of which are employed by DP&L.  Approximately 54% of the employees are under a collective bargaining agreement which expires in October 2011.

Financial Statement Presentation

We prepare Condensed Consolidated Financial Statements for DPL.  DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP relating to variable interest entities.

DP&L has undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  These undivided interests in jointly-owned facilities are accounted for on a pro rata basis in DP&L’s Condensed Financial Statements.

Certain immaterial amounts from prior periods have been reclassified to conform to the current reporting presentation.

All material intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In the opinion of our management, the financial statements presented in this report contain all adjustments necessary to fairly state our financial condition as of June 30, 2010; our results of operations for the three and six months ended June 30, 2010; and our cash flows for the six months ended June 30, 2010.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2010 may not be indicative of our results that will be realized for the full year ending December 31, 2010.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the revenues and expenses of the periods reported.  Actual results could differ from these estimates.  Significant items subject to such estimates and judgments include: the carrying value of Property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; the valuation of AROs; and assets and liabilities related to employee benefits.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  Capitalization of AFUDC ceases at either project completion or at the date specified by regulators.  AFUDC capitalized during the three and six month periods ended June 30, 2010 and 2009 was not material.

For unregulated generation property, cost includes direct labor and material, allocable overhead expenses and interest capitalized during construction using the provisions of GAAP relating to the accounting for capitalized interest.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization consistent with the composite method of depreciation.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

At June 30, 2010, neither DPL nor DP&L had any material plant acquisition adjustments or other plant-related adjustments.

Short-Term Investments

DPL utilizes VRDNs as part of its short-term investment strategy.  The VRDNs are of high credit quality and are secured by irrevocable letters of credit from major financial institutions.  VRDN investments have variable rates tied to short-term interest rates.  Interest rates are reset every seven days and these VRDNs can be tendered for sale back to the financial institution upon notice.  Although DPL’s VRDN investments have original maturities over one year, they are frequently re-priced and trade at par.  We account for these VRDNs as available-for-sale securities and record them as short-term investments since they are highly liquid and are readily available to support DPL’s current operating needs.

DPL also holds investment-grade fixed income corporate securities in its short-term investment portfolio.  These securities are accounted for as held-to-maturity investments.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues and general taxes in the accompanying Statements of Results of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2010	2009	2010	2009
State/Local excise taxes	$11.4	$11.2	$25.5	$25.2

Related Party Transactions

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL.  All material intercompany accounts and transactions are eliminated in DPL’s Condensed Consolidated Financial Statements. The following table provides a summary of these transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2010	2009	2010	2009

DP&L Revenues:
Sales to DPLER (a)	$52.8	$17.0	$90.0	$29.9

DP&L Operation & Maintenance Expenses:
Insurance services provided by MVIC (b)	$(0.8)	$(0.8)	$(1.7)	$(1.7)

(a)       DP&L sells power to DPLER to satisfy the electric requirements of DPLER’s retail customers.  The revenues associated with sales to DPLER are recorded as wholesale sales in DP&L’s Financial Statements.  The increase in DP&L’s sales to DPLER during the three and six months ended June 30, 2010 compared to the same period in 2009 is primarily due to customers electing to switch their generation service from DP&L to DPLER.

(b)       MVIC, a wholly-owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability.  These amounts represent insurance premiums paid by DP&L to MVIC.

Recently Adopted Accounting Standards

Variable Interest Entities

We adopted ASU 2009-02 “Omnibus Update” (formerly SFAS No. 167, a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”) (ASU 2009-02), on January 1, 2010.  This standard updates FASC Topic 810 “Consolidation.”  ASU 2009-02 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-02 did not have a material impact on our overall results of operations, financial position or cash flows.

Fair Value Disclosures

We adopted ASU 2010-06 “Fair Value Measurements and Disclosures” (ASU 2010-06) effective for annual reporting periods beginning after December 15, 2009.  This standard updates FASC Topic 820 “Fair Value Measurements and Disclosures.”  ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments.  For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately.  ASU 2010-06 did not have a material impact on our overall results of operations, financial position or cash flows.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

2.     Supplemental Financial Information and Comprehensive Income

DPL Inc.

	At	At
	June 30,	December 31,
$ in millions	2010	2009

Accounts receivable, net:
Unbilled revenue	$74.5	$74.9
Customer receivables	118.8	99.4
Amounts due from partners in jointly-owned plants	7.4	12.6
Coal sales	9.9	10.6
Income tax receivable	—	10.2
Other	3.1	6.2
Provision for uncollectible accounts	(0.9)	(1.1)
Total accounts receivable, net	$212.8	$212.8

Inventories, at average cost:
Fuel, limestone and emission allowances	$85.6	$85.8
Plant materials and supplies	38.8	38.5
Other	3.1	1.4
Total inventories, at average cost	$127.5	$125.7

DP&L

	At	At
	June 30,	December 31,
$ in millions	2010	2009

Accounts receivable, net:
Unbilled revenue	$58.8	$71.0
Customer receivables	100.5	94.4
Amounts due from partners in jointly-owned plants	7.4	12.6
Coal sales	9.9	10.6
Other	1.1	4.5
Provision for uncollectible accounts	(0.9)	(1.1)
Total accounts receivable, net	$176.8	$192.0

Inventories, at average cost:
Fuel, limestone and emission allowances	$85.6	$85.8
Plant materials and supplies	37.7	37.1
Other	3.0	1.4
Total inventories, at average cost	$126.3	$124.3

Supplemental Financial Information and Comprehensive Income (continued)

Comprehensive income for the three months ended June 30, 2010 and 2009 was as follows:

DPL Inc.

	Three Months Ended
	June 30,
$ in millions	2010	2009
Comprehensive income:
Net income	$61.4	$42.1
Net change in unrealized gains (losses) on financial instruments, net of income tax benefit of $0.1 million and income tax expense of $0.1 million, respectively	(0.2)	0.3
Net change in deferred gains (losses) on cash flow hedges, net of income tax benefit of $5.0 million and income tax expense of $0.5 million, respectively	(10.0)	0.4
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expense of $0.4 million and $0.3 million, respectively	0.8	0.4
Comprehensive income	$52.0	$43.2

DP&L

	Three Months Ended
	June 30,
$ in millions	2010	2009
Comprehensive income:
Net income	$59.4	$46.8
Net change in unrealized gains (losses) on financial instruments, net of income tax benefits of $1.3 million and income tax expense of $0.3 million, respectively	(2.4)	0.7
Net change in deferred gains (losses) on cash flow hedges, net of income tax benefit of $1.9 million and income tax expense of $0.5 million, respectively	(4.2)	0.4
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expense of $0.4 million and $0.3 million, respectively	0.8	0.4
Comprehensive income	$53.6	$48.3

Comprehensive income for the six months ended June 30, 2010 and 2009 was as follows:

DPL Inc.

	Six Months Ended
	June 30,
$ in millions	2010	2009
Comprehensive income:
Net income	$132.4	$111.3
Net change in unrealized gains (losses) on financial instruments, net of income tax benefit of $0.0 million and income tax expense of $0.5 million, respectively	(0.1)	0.2
Net change in deferred gains (losses) on cash flow hedges, net of income tax benefit of $2.4 million and income tax expense of $0.9 million, respectively	(5.6)	0.3
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax benefit of $0.2 million and income tax expense of $2.6 million, respectively	2.6	1.0
Comprehensive income	$129.3	$112.8

DP&L

	Six Months Ended
	June 30,
$ in millions	2010	2009
Comprehensive income:
Net income	$131.5	$123.8
Net change in unrealized gains (losses) on financial instruments, net of income tax benefits of $1.5 million and $0.3 million, respectively	(2.7)	(0.6)
Net change in deferred gains (losses) on cash flow hedges, net of income tax expenses of $0.7 million and $0.9 million, respectively	0.2	0.3
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax benefit of $0.2 million and income tax expense of $2.6 million, respectively	2.6	1.0
Comprehensive income	$131.6	$124.5

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

Regulatory assets and liabilities on the condensed consolidated balance sheets include:

			At	At
	Type of	Amortization	June 30,	December 31,
$ in millions	Recovery (a)	Through	2010	2009
Regulatory Assets:
Deferred recoverable income taxes	B/C	Ongoing	$36.1	$36.8
Pension benefits	C	Ongoing	82.6	85.2
Unamortized loss on reacquired debt	C	Ongoing	15.0	15.6
Electric Choice systems costs	F	2011	2.5	4.0
Regional transmission organization costs	D	2014	6.3	7.0
TCRR, transmission, ancillary and other PJM-related costs	F	2011	12.1	5.5
RPM capacity costs	F	2011	12.2	20.0
Deferred storm costs - 2008	D		16.4	16.0
Power plant emission fees	C	Ongoing	6.1	6.3
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.5
CCEM energy efficiency program costs	F	Ongoing	3.2	3.6
Other costs			7.4	7.7
Total regulatory assets			$206.5	$214.2

Regulatory Liabilities:
Estimated costs of removal - regulated property			$105.1	$99.1
SECA net revenue subject to refund			20.1	20.1
Postretirement benefits			4.8	5.1
Other costs			1.5	1.1
Total regulatory liabilities			$131.5	$125.4

(a)	B — Balance has an offsetting liability resulting in no impact on rate base.
C — Recovery of incurred costs only.
D — Recovery not yet determined, but is probable of occurring in future rate proceedings.
F — Recovery of incurred costs plus rate of return.

Regulatory Assets

Deferred recoverable income taxes represent deferred income tax assets recognized from the normalization of flow-through items as the result of amounts previously provided to customers.  This is the cumulative flow-through benefit given to regulated customers that will be collected from them in future years.  Since currently existing temporary differences between the financial statements and the related tax basis of assets will reverse in subsequent periods, these deferred recoverable income taxes will decrease over time.

Pension benefits represent the qualifying FASC Topic 715 “Compensation — Retirement Benefits” costs of our regulated operations that for ratemaking purposes are deferred for future recovery.  We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize, as a component of other comprehensive income (OCI), the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost.  This regulatory asset represents the regulated portion that would otherwise be charged as a loss to OCI.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods.  These costs are being amortized over the lives of the original issues in accordance with FERC and PUCO approved rules.

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

Regional transmission organization costs represent costs incurred to join an RTO.  The recovery of these costs will be requested in a future FERC rate case.  In accordance with FERC precedence, we are amortizing these costs over a 10-year period that began in 2004 when we joined the PJM RTO.

TCRR, transmission, ancillary and other PJM-related costs represent the costs related to transmission, ancillary service and other PJM-related charges that have been incurred as a member of PJM.  We review retail rates and are required to make true-up adjustments on an annual basis.

RPM capacity costs represent the PJM-related costs from the calculations of the PJM RPM that allocates capacity among the users of the PJM system.  We review this rate and make true-up adjustments on an annual basis.

Deferred storm costs — 2008 relate to costs incurred to repair the damage caused by hurricane force winds in September 2008, as well as other major 2008 storms.  On January 14, 2009, the PUCO granted DP&L the authority to defer these costs with a return until such time that DP&L seeks recovery in a future rate proceeding.

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

CCEM smart grid and advanced metering infrastructure costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of advanced metering infrastructure.  Consistent with the Stipulation, DP&L re-filed its smart grid and advanced metering infrastructure business cases with the PUCO on August 4, 2009 seeking recovery of costs associated with a 10-year plan to deploy smart meters, distribution and substation automation, core telecommunications, supporting software and in-home technologies.  A technical conference in this case was held at the PUCO in October 2009 for the smart grid case, and a subsequent PUCO entry established a comment and reply comment period.  A hearing is not yet scheduled for this case.  We are discussing a possible settlement of this case with the PUCO staff and interveners.  Based on past PUCO precedent, we believe these costs are probable of future recovery in rates.

CCEM energy efficiency program costs represent costs incurred to develop and implement various new customer programs addressing energy efficiency.  A portion of these costs is being recovered over three years as part of the Stipulation beginning July 1, 2009.  The remaining costs are being collected through a two-year rate that is trued-up for any over/under recovery of costs.

Other costs primarily include consumer education advertising costs regarding electric deregulation, settlement system costs, other PJM and rate case costs, fuel, purchased power and derivative activity related to fuel costs that will be recovered over various periods and alternative energy costs that are or will be recovered over various periods.

Regulatory Liabilities

Estimated costs of removal — regulated property reflect an estimate of amounts collected in customer rates for costs that are expected to be incurred in the future to remove existing transmission and distribution property from service when the property is retired.

SECA net revenue subject to refund represents our deferral of revenues and costs that were billed to PJM transmission customers and paid to transmission owners during 2005 and 2006, but which remain subject to litigation before the FERC and potential reversal.  DP&L is both a transmission customer and a transmission owner.  SECA revenue and expenses represent FERC-ordered transitional payments for the use of transmission lines within PJM.   We began receiving and paying these transitional payments in May 2005, subject to refund.  Since 2005, a large number of settlements have been entered into among various market participants including DP&L.  An initial decision by an Administrative Law Judge was issued in 2006 to address unsettled claims, which was appealed by many parties to the FERC.  On May 21, 2010, the FERC issued an Order that affirmed some aspects of the initial decision and reversed other aspects.  Over all, the FERC Order is favorable to the positions taken by DP&L with respect to its unsettled and outstanding claims.  DP&L filed for rehearing on those aspects of the FERC Order that were not favorable.  Other parties adverse to DP&L’s interests also filed for rehearing with respect to aspects of the FERC Order that DP&L supports.  The eventual outcome of this litigation is uncertain.

Postretirement benefits represent the qualifying FASC Topic 715 “Compensation — Retirement Benefits” gains related to our regulated operations that, for ratemaking purposes, are probable of being reflected in future rates.  We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost.  This regulatory liability represents the regulated portion that would otherwise be reflected as a gain to OCI.

Other costs primarily include derivative activity related to fuel costs that will be settled over various periods.

4.  Ownership of Coal-fired Facilities

DP&L with certain other Ohio utilities has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials, operating supplies and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of June 30, 2010, we had $43 million of construction work in process at such facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets.

DP&L’s undivided ownership interest in such facilities as well as in our wholly-owned coal fired Hutchings plant at June 30, 2010, is as follows.

	DP&L Share		DP&L Investment
						SCR and FGD
						Equipment
					Construction	Installed
		Production	Gross Plant	Accumulated	Work in	and In
	Ownership	Capacity	In Service	Depreciation	Process	Service
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)	(Yes/No)
Production Units:
Beckjord Unit 6	50.0	210	$76	$54	$1	No
Conesville Unit 4	16.5	129	118	25	4	Yes
East Bend Station	31.0	186	200	130	1	Yes
Killen Station	67.0	402	608	283	4	Yes
Miami Fort Units 7 and 8	36.0	368	350	129	6	Yes
Stuart Station	35.0	820	691	258	18	Yes
Zimmer Station	28.1	365	1,056	504	9	Yes
Transmission (at varying percentages)			90	55	—
Total		2,480	$3,189	$1,438	$43

Wholly-owned production unit:
Hutchings Station	100.0	388	$122	$110	$—	No

DP&L’s share of operating costs associated with the jointly-owned generating facilities is included within the corresponding line in the Condensed Statements of Results of Operations.

5.     Debt Obligations

Long-term Debt

	At	At
	June 30,	December 31,
$ in millions	2010	2009
DP&L
First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing 2028 - 4.70%	35.3	35.3
Pollution control series maturing 2034 - 4.80%	179.1	179.1
Pollution control series maturing 2036 - 4.80%	100.0	100.0
	784.4	784.4

Obligation for capital lease	—	—
Unamortized debt discount	(0.6)	(0.7)
Total long-term debt - DP&L	$783.8	$783.7

DPL Inc.
Senior notes maturing 2011 - 6.875%	297.4	297.4
Note to DPL Capital Trust II maturing 2031 - 8.125%	142.6	142.6
Unamortized debt discount	(0.1)	(0.2)
Total long-term debt - DPL	$1,223.7	$1,223.5

Current portion - Long-term Debt

	At	At
	June 30,	December 31,
$ in millions	2010	2009

Pollution control series maturing 2040 - variable rates: 0.16% - 0.35% and 0.24% - 0.85% (a) (b)	$100.0	$100.0
Obligation for capital lease	0.2	0.6
Total current portion - long-term debt - DP&L and DPL	$100.2	$100.6

(a)	Range of interest rates for the six months ended June 30, 2010 and the twelve months ended December 31, 2009, respectively.
(b)

Shown as current since related LOCs will expire in December 2010, at which point the bonds are subject to mandatory purchase. Management continues to monitor and evaluate market conditions and is exploring a renewal of these standby LOCs or alternative financing arrangements.

At June 30, 2010, maturities of long-term debt, including capital lease obligations, are summarized as follows:

$ in millions	DPL	DP&L
Due within one year (a)	$100.2	$100.2
Due within two years	297.4	—
Due within three years	—	—
Due within four years	470.0	470.0
Due within five years	—	—
Thereafter	457.0	314.4
	$1,324.6	$884.6

(a)

$100 million variable rate pollution control series note maturing 2040 shown as current since LOC facility will expire in December 2010, at which point the bondholders could put the bonds to DP&L. Management continues to monitor and evaluate market conditions and intends to seek a renewal of this standby LOC.

Debt and Debt Covenants

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement.  This agreement has a five-year term that expires on November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of June 30, 2010, this covenant is met with a ratio of 0.40 to 1.00.  DP&L had no outstanding borrowings under this credit facility at June 30, 2010.  Fees associated with this credit facility were approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2010, respectively.  Changes in DP&L’s credit ratings may affect fees and the applicable interest rate.  This revolving credit agreement contains a $50 million letter of credit sublimit.  As of June 30, 2010, DP&L had no outstanding letters of credit against the facility.

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit (LOC) issued by a syndicated bank group.  These LOC facilities, which are for an initial two-year period expiring in December 2010, are irrevocable and have no subjective acceleration clauses.  Since these LOC facilities will expire in December 2010, at which point the bonds are subject to mandatory purchase, we have reflected our obligations as a current liability.  Management will continue to monitor and evaluate market conditions over the next several months and intends to make a determination to either seek a renewal of the LOCs or to explore alternative financing arrangements.  DP&L used $10 million of the proceeds from this bond issuance to finance its portion of the costs for acquiring, constructing and installing certain solid waste disposal and air quality facilities at the Conesville generation station.  The remaining $90 million was used to redeem the 2007 Series A Bonds.

On March 31, 2009, DPL paid the $175 million 8.00% Senior notes when the notes became due.

On April 21, 2009, DP&L entered into a $100 million unsecured revolving credit agreement with a syndicated bank group.  The agreement was for a 364-day term and expired on April 20, 2010.

On December 21, 2009, DPL purchased $52.4 million principal amount of DPL Capital Trust II 8.125% capital securities in a privately negotiated transaction.  As part of this transaction, DPL paid a $3.7 million, or 7%, premium which was recorded within Interest expense on the Consolidated Statements of Results of Operations during the fourth quarter of 2009.

On April 20, 2010, DP&L entered into a $200 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50 million. The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of June 30, 2010, this covenant is met with a ratio of 0.40 to 1.00.  DP&L had no outstanding borrowings under this credit facility at June 30, 2010.  Fees associated with this credit facility were approximately $0.1 million during the period between April 20, 2010 and June 30, 2010.  This facility also contains a $50 million letter of credit sublimit.  As of June 30, 2010, DP&L had no outstanding letters of credit against the facility.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.

6.  Taxes

The following table details the effective income tax rates for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

DPL	32.9%	31.8%	33.4%	33.5%

DP&L	32.3%	31.9%	33.1%	33.5%

Income tax expenses for the three and six months ended June 30, 2010 and 2009 reflect estimated annual effective income tax rates of 32.8% and 34.2%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates recognized.

Income tax expenses for the three and six months ended June 30, 2010 and 2009 were calculated using the estimated annual effective income tax rates for 2010 and 2009, respectively.

For the three months ended June 30, 2010, the increase in DPL’s and DP&L’s effective tax rate compared to the same period in 2009 primarily reflects the timing of the pre-tax income forecast in accordance with GAAP.

For the six months ended June 30, 2010, the decrease in DPL’s and DP&L’s effective tax rate compared to the same period in 2009 primarily reflects the increased benefits from the Section 199 Domestic Production Deduction.

Deferred tax liabilities for both DPL and DP&L increased approximately $3.2 million and $4.3 million, respectively, for the six months ended June 30, 2010.  The increases were related to a $7.0 million temporary difference due to a pension contribution and other temporary differences arising from routine changes in balance sheet accounts giving rise to deferred taxes.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010.  At this time, we do not expect the results of this examination to have a material impact on our financial statements.

On June 21, 2010, Ohio Senate Bill 232 was enacted.  This legislation eliminates Ohio’s tangible personal property tax and real property taxes on generation for renewable and advanced energy project facilities that begin construction before January 1, 2012, produce energy by 2013 (or 2017 for nuclear, clean coal and cogeneration projects) and create Ohio jobs.  We are currently evaluating the impact this law will have on both DPL’s and DP&L’s financial results as a result of constructing the solar energy facility at Yankee Station and any future construction of similar facilities.

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

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the three months ended June 30, 2010 and 2009 was:

Net Periodic Benefit Cost / (Income)

	Pension		Postretirement
$ in millions	2010	2009	2010	2009
Service cost	$1.1	$0.9	$—	$—
Interest cost	4.5	4.4	0.3	0.5
Expected return on assets (a)	(5.6)	(5.6)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial (gain) / loss	1.8	1.1	(0.1)	(0.2)
Prior service cost	0.9	0.9	—	—
Net periodic benefit cost / (income) before adjustments	$2.7	$1.7	$0.1	$0.2

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

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the six months ended June 30, 2010 and 2009 was:

Net Periodic Benefit Cost / (Income)

	Pension		Postretirement
$ in millions	2010	2009	2010	2009
Service cost	$2.2	$1.8	$—	$—
Interest cost	9.0	8.8	0.7	0.9
Expected return on assets (a)	(11.2)	(11.2)	(0.2)	(0.2)
Amortization of unrecognized:
Actuarial (gain) / loss	3.6	2.2	(0.4)	(0.4)
Prior service cost	1.9	1.7	0.1	—
Net periodic benefit cost / (income) before adjustments	$5.5	$3.3	$0.2	$0.3

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

In February 2010, DP&L contributed $20.0 million to the defined benefit plan.  The chart below presents the estimated future Pension and Postretirement benefit payments to be made over the next ten years.

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement

2010	$10.6	$1.3
2011	$21.6	$2.5
2012	$22.4	$2.4
2013	$23.1	$2.3
2014	$23.6	$2.1
2015 - 2019	$121.6	$8.4

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other methods exist.  The fair value of our financial instruments represents estimates of possible value that may not be realized in the future.  The table below presents the fair value and cost of our non-derivative instruments at June 30, 2010 and December 31, 2009.  See also Note 9 of Notes to Condensed Consolidated Financial Statements for the fair values of our derivative instruments.

	At June 30,		At December 31,
	2010		2009
$ in millions	Cost	Fair Value	Cost	Fair Value
DPL
Assets
Money Market Funds	$1.6	$1.6	$4.1	$4.1
Equity Securities	3.2	3.1	2.6	2.8
Debt Securities	5.3	5.6	5.3	5.4
Multi-Strategy Fund	0.3	0.2	0.3	0.3
Total Master Trust Assets	$10.4	$10.5	$12.3	$12.6

Short-term Investments - VRDNs	$31.5	$31.5	$—	$—
Short-term Investments - Bonds	15.5	15.5	—	—
Total Short-term Investments	$47.0	$47.0	$—	$—

Total Assets	$57.4	$57.5	$12.3	$12.6

Liabilities
Debt	$1,323.8	$1,333.6	$1,324.1	$1,317.6

DP&L
Assets
Money Market Funds	$1.6	$1.6	$4.1	$4.1
Equity Securities (a)	16.9	27.1	16.7	31.1
Debt Securities	5.3	5.6	5.3	5.4
Multi-Strategy Fund	0.3	0.2	0.3	0.3
Total Master Trust Assets	$24.1	$34.5	$26.4	$40.9

Liabilities
Debt	$884.0	$871.8	$884.3	$844.5

(a) DPL stock held in the DP&L Master Trust is eliminated in consolidation.

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

DPL had $0.3 million ($0.2 million after tax) in unrealized gains and $0.1 million (less than $0.1 million after tax) unrealized losses on the Master Trust assets in AOCI at June 30, 2010 and $0.3 million ($0.2 million after tax) in unrealized gains and no unrealized losses in AOCI at December 31, 2009.

DP&L has $10.5 million ($6.8 million after tax) in unrealized gains and $0.1 million (less than $0.1 million after tax) in unrealized losses on the Master Trust assets in AOCI at June 30, 2010 and $14.5 million ($9.5 million after tax) in unrealized gains and no unrealized losses in AOCI at December 31, 2009.

No unrealized gains or losses are expected to be transferred to earnings in the next twelve months.

Short-Term Investments

DPL utilizes VRDNs as part of its short-term investment strategy.  The VRDNs are of high credit quality and are secured by irrevocable letters of credit from major financial institutions.  VRDN investments have variable rates tied to short-term interest rates.  Interest rates are reset every seven days and these VRDNs can be tendered for sale upon notice back to the financial institution.  Although DPL’s VRDN investments have original maturities over one year, they are frequently re-priced and trade at par.  We account for these VRDNs as available-for-sale securities and record them as short-term investments, since they are highly liquid and are readily available to support DPL’s current operating needs.

DPL also holds investment-grade fixed income corporate bonds that are classified as held-to-maturity.  Held-to-maturity securities are those securities that we have the intent and ability to hold until maturity.  The held-to-maturity securities are carried at amortized cost which is determined based on specific identification.  The bonds are classified as short-term since they will mature within the next twelve months.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of June 30, 2010.  These assets are part of the Master Trust and exclude DPL common stock which is valued using quoted market prices and not the NAV.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of June 30, 2010, DPL did not have any investments for sale at a price different than the NAV.

Fair Value Estimated Using Net Asset Value per Unit

$ in millions	Fair Value at June 30, 2010	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Money Market Fund (a)	$1.6	$—	Immediate	None

Equity Securities (b)	3.1	—	Immediate	None

Debt Securities (c)	5.6	—	Immediate	None

Multi-Strategy Fund (d)	0.2	—	Immediate	None

Total	$10.5	$—

(a)	This category includes investments in high-quality, short-term securities. Investments in this category can be redeemed immediately at the current net asset value per unit.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2010.

The fair value of assets and liabilities at June 30, 2010 and December 31, 2009 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

DPL

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at June 30, 2010	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting*	Fair Value on Balance Sheet at June 30, 2010
Assets
Master Trust Assets
Money Market Funds	$1.6	$—	$1.6	$—	$—	$1.6
Equity Securities	3.1	—	3.1	—	—	3.1
Debt Securities	5.6	—	5.6	—	—	5.6
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	$10.5	$—	$10.5	$—	$—	$10.5

Derivative Assets
FTRs	$0.5	$—	$0.5	$—	$—	$0.5
Forward NYMEX Coal Contracts	11.3	—	11.3	—	(3.7)	7.6
Forward Power Contracts	1.9	—	1.9	—	(1.1)	0.8
Total Derivative Assets	$13.7	$—	$13.7	$—	$(4.8)	$8.9

Short-term investments - VRDNs	$31.5	$—	$31.5	$—	$—	$31.5
Short-term investments - Bonds	15.5	—	15.5	—	—	15.5
Total short-term investments	$47.0	$—	$47.0	$—	$—	$47.0

Total Assets	$71.2	$—	$71.2	$—	$(4.8)	$66.4

Liabilities
Derivative Liabilities
Heating Oil Futures	$1.0	$1.0	$—	$—	$(1.0)	$—
Interest Rate Hedge	8.9	—	8.9	—	—	8.9
Forward Power Contracts	2.0	—	2.0	—	(1.1)	0.9
Forward NYMEX Coal Contracts	4.2	—	4.2	—	(1.4)	2.8
Total Derivative Liabilities	$16.1	$1.0	$15.1	$—	$(3.5)	$12.6

Total Liabilities	$16.1	$1.0	$15.1	$—	$(3.5)	$12.6

*Includes credit valuation adjustments for counterparty risk.

DPL

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2009	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting*	Balance Sheet at December 31, 2009
Assets
Master Trust Assets
Money Market Funds	$4.1	$—	$4.1	$—	$—	$4.1
Equity Securities	2.8	—	2.8	—	—	2.8
Debt Securities	5.4	—	5.4	—	—	5.4
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$12.6	$—	$12.6	$—	$—	$12.6

Derivative Assets
FTRs	$0.8	$—	$0.8	$—	$—	$0.8
Forward NYMEX Coal Contracts	5.5	—	5.5	—	(1.4)	4.1
Forward Power Contracts	0.7	—	0.7	—	(0.7)	—
Total Derivative Assets	$7.0	$—	$7.0	$—	$(2.1)	$4.9

Total Assets	$19.6	$—	$19.6	$—	$(2.1)	$17.5

Liabilities
Derivative Liabilities
Heating Oil Futures	$1.2	$1.2	$—	$—	$(1.2)	$—
Forward Power Contracts	3.0	—	3.0	—	(0.7)	2.3
Forward NYMEX Coal Contracts	1.2	—	1.2	—	—	1.2
Total Derivative Liabilities	$5.4	$1.2	$4.2	$—	$(1.9)	$3.5

Total Liabilities	$5.4	$1.2	$4.2	$—	$(1.9)	$3.5

*Includes credit valuation adjustments for counterparty risk.

The fair value of assets and liabilities at June 30, 2010 and December 31, 2009 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

DP&L

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at June 30, 2010	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting*	Fair Value on Balance Sheet at June 30, 2010
Assets
Master Trust Assets
Money Market Funds	$1.6	$—	$1.6	$—	$—	$1.6
Equity Securities (a)	27.1	24.0	3.1	—	—	27.1
Debt Securities	5.6	—	5.6	—	—	5.6
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	$34.5	$24.0	$10.5	$—	$—	$34.5

Derivative Assets
FTRs	$0.5	$—	$0.5	$—	$—	$0.5
Forward NYMEX Coal Contracts	11.3	—	11.3	—	(3.7)	7.6
Forward Power Contracts	1.9	—	1.9	—	(1.1)	0.8
Total Derivative Assets	$13.7	$—	$13.7	$—	$(4.8)	$8.9

Total Assets	$48.2	$24.0	$24.2	$—	$(4.8)	$43.4

Liabilities
Derivative Liabilities
Heating Oil Futures	$1.0	$1.0	$—	$—	$(1.0)	$—
Forward Power Contracts	2.0	—	2.0	—	(1.1)	0.9
Forward NYMEX Coal Contracts	4.2	—	4.2	—	(1.4)	2.8
Total Derivative Liabilities	$7.2	$1.0	$6.2	$—	$(3.5)	$3.7

Total Liabilities	$7.2	$1.0	$6.2	$—	$(3.5)	$3.7

*Includes credit valuation adjustments for counterparty risk.

(a)  DP&L holds DPL stock in the Master Trust that is eliminated in consolidation.

DP&L

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2009	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting*	Balance Sheet at December 31, 2009
Assets
Master Trust Assets
Money Market Funds	$4.1	$—	$4.1	$—	$—	$4.1
Equity Securities (a)	31.1	28.3	2.8	—	—	31.1
Debt Securities	5.4	—	5.4	—	—	5.4
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$40.9	$28.3	$12.6	$—	$—	$40.9

Derivative Assets
FTRs	$0.8	$—	$0.8	$—	$—	$0.8
Forward NYMEX Coal Contracts	5.5	—	5.5	—	(1.4)	4.1
Forward Power Contracts	0.7	—	0.7	—	(0.7)	—
Total Derivative Assets	$7.0	$—	$7.0	$—	$(2.1)	$4.9

Total Assets	$47.9	$28.3	$19.6	$—	$(2.1)	$45.8

Liabilities
Derivative Liabilities
Heating Oil Futures	$1.2	$1.2	$—	$—	$(1.2)	$—
Forward Power Contracts	3.0	—	3.0	—	(0.7)	2.3
Forward NYMEX Coal Contracts	1.2	—	1.2	—	—	1.2
Total Derivative Liabilities	$5.4	$1.2	$4.2	$—	$(1.9)	$3.5

Total Liabilities	$5.4	$1.2	$4.2	$—	$(1.9)	$3.5

*Includes credit valuation adjustments for counterparty risk.

(a)  DP&L holds DPL stock in the Master Trust that is eliminated in consolidation.

We use the market approach to value our financial instruments.  Level 1 inputs are used for DPL common stock held by the Master Trust and for derivative contracts such as heating oil futures and natural gas futures.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as financial transmission rights where the quoted prices are from a relatively inactive market and forward power contracts and forward NYMEX-quality coal contracts which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market.  VRDNs and bonds are considered Level 2 because they are priced using recent transactions for similar assets. Open-ended mutual funds that are in the Master Trust are valued using the end of day NAV and interest rate hedges which use observable inputs to populate a pricing model are also considered Level 2.

Approximately 98% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  There were no additions to our existing AROs during the three months ended June 30, 2010.

DPL had $18.9 million and $45.3 million in money market funds classified as cash and cash equivalents in its Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.  The money market funds have quoted prices that are generally equivalent to par.

9.  Derivative Instruments and Hedging Activities

In the normal course of business, DPL and DP&L enter into various financial instruments, including derivative financial instruments.  We use derivatives principally to manage the risk of changes in market prices for commodities and interest rate risk associated with our long-term debt.  The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required.  The objective of the hedging program is to mitigate financial risks while ensuring that we have adequate resources to meet our requirements.  We monitor and value derivative positions monthly as part of our risk management processes.  We use published sources for pricing, when possible, to mark positions to market.  All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges or marked to market each reporting period.

At June 30, 2010, DPL and DP&L had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs(1)	Mark to Market	MWh	19.8	—	19.8
Heating Oil Futures(1)	Mark to Market	Gallons	7,686.0	—	7,686.0
Forward Power Contracts(1)	Cash Flow Hedge	MWh	632.8	(1,296.6)	(663.8)
NYMEX-quality Coal Contracts* (1)	Mark to Market	Tons	3,317.0	(635.5)	2,681.5
Interest Rate Swaps(2)	Cash Flow Hedge	USD	200,000.0	—	200,000.0

*Includes our partner’s share for the jointly-owned plants that DP&L operates.

(1)  Relates to both DPL and DP&L

(2)  Relates only to DPL

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  The fair value of cash flow hedges as determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration.  The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring.  The ineffective portion of the cash flow hedge is recognized in earnings in the current period.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.

We enter into forward power contracts to manage commodity price risk exposure related to our generation of electricity.  We do not hedge all commodity price risk.  We reclassify gains and losses on forward power contracts from AOCI into earnings in those periods in which the contracts settle.

We also enter into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt.  Our anticipated fixed-rate debt offerings have a high probability of occurrence as the proceeds will be used to fund existing debt maturities and projected capital expenditures.  We do not hedge all interest rate exposure.  As of June 30, 2010, we have entered into interest rate hedging relationships with an aggregate notional amount of $200 million related to planned future borrowing activities in calendar year 2011.  We reclassify gains and losses on interest rate derivative hedges related to our debt financings from AOCI into earnings in those periods in which hedged interest payments occur.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended June 30, 2010 and 2009:

	June 30,		June 30,
	2010		2009
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$3.6	$14.1	$0.5	$16.6

Net gains / (losses) associated with current period hedging transactions	(2.1)	(5.8)	0.9	—

Net gains reclassified to earnings
Interest expense	—	(0.6)	—	(0.6)
Revenues	(1.5)	—	(0.1)	—

Ending accumulated derivative gain / (loss) in AOCI	$—	$7.7	$1.3	$16.0

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	—	—	—
Revenues	—	—	—	—

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended June 30, 2010 and 2009:

	June 30,		June 30,
	2010		2009
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$3.6	$14.1	$0.5	$16.6

Net gains / (losses) associated with current period hedging transactions	(2.1)	—	0.9	—

Net gains reclassified to earnings
Interest expense	—	(0.6)	—	(0.6)
Revenues	(1.5)	—	(0.1)	—

Ending accumulated derivative gain / (loss) in AOCI	$—	$13.5	$1.3	$16.0

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	—	—	—
Revenues	—	—	—	—

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the six months ended June 30, 2010 and 2009:

DPL

	June 30,		June 30,
	2010		2009
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.4)	$14.7	$(0.2)	$17.2

Net gains / (losses) associated with current period hedging transactions	(2.3)	(5.8)	2.0	—

Net gains reclassified to earnings
Interest expense	—	(1.2)	—	(1.2)
Revenues	3.7	—	(0.5)	—

Ending accumulated derivative gain / (loss) in AOCI	$—	$7.7	$1.3	$16.0

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	—	—	—
Revenues	—	—	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$0.2	$2.5

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	42	14

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the six months ended June 30, 2010 and 2009:

DP&L

	June 30,		June 30,
	2010		2009
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.4)	$14.7	$(0.2)	$17.2

Net gains / (losses) associated with current period hedging transactions	(2.3)	—	2.0	—

Net gains reclassified to earnings
Interest expense	—	(1.2)	—	(1.2)
Revenues	3.7	—	(0.5)	—

Ending accumulated derivative gain / (loss) in AOCI	$—	$13.5	$1.3	$16.0

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	—	—	—
Revenues	—	—	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$0.2	$2.5

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	42	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table shows the fair value and balance sheet classification of DPL’s derivative instruments designated as hedging instruments at June 30, 2010.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at June 30, 2010

DPL

				Fair Value on
$ in millions	Fair Value	Netting*	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.4	$(0.6)	Other prepayments and current assets	$0.8
Forward Power Contracts in a Liability Position	(1.3)	1.0	Other current liabilities	(0.3)

Total short-term cash flow hedges	$0.1	$0.4		$0.5

Long-term Derivative Positions

Interest Rate Hedges in a Liability Position	$(8.9)	$—	Other deferred credits	$(8.9)
Forward Power Contracts in an Asset Position	0.5	(0.5)	Other deferred assets	—
Forward Power Contracts in a Liability Position	(0.7)	0.1	Other deferred credits	(0.6)

Total long-term cash flow hedges	$(9.1)	$(0.4)		$(9.5)

Total cash flow hedges	$(9.0)	$—		$(9.0)

*Includes counterparty and collateral netting.

The following table shows the fair value and balance sheet classification of DP&L’s derivative instruments designated as hedging instruments at June 30, 2010.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at June 30, 2010

DP&L

				Fair Value on
$ in millions	Fair Value	Netting*	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.4	$(0.6)	Other prepayments and current assets	$0.8
Forward Power Contracts in a Liability Position	(1.3)	1.0	Other current liabilities	(0.3)

Total short-term cash flow hedges	$0.1	$0.4		$0.5

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	$0.5	$(0.5)	Other deferred assets	$—
Forward Power Contracts in a Liability Position	(0.7)	0.1	Other deferred credits	(0.6)

Total long-term cash flow hedges	$(0.2)	$(0.4)		$(0.6)

Total cash flow hedges	$(0.1)	$—		$(0.1)

*Includes counterparty and collateral netting.

The following table shows the fair value and balance sheet classification of DPL’s and DP&L’s derivative instruments designated as hedging instruments at December 31, 2009.

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

Mark to Market

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchases and sales exceptions under FASC Topic 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the condensed consolidated statements of results of operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery or net settled with the counterparty.  We mark to market Financial Transmission Rights (FTRs), heating oil futures, forward NYMEX-quality coal contracts, natural gas futures and certain forward power contracts.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided in FASC Topic 815.  Derivative contracts that have been designated as normal purchases or normal sales under FASC Topic 815 are not subject to MTM accounting treatment and are recognized in the condensed consolidated statements of results of operations on an accrual basis.

Regulatory Assets and Liabilities

Under FASC Topic 980 “Regulated Operations,” if a cost is probable of recovery in future rates, it should be deferred as a regulatory asset.  If a gain is probable of being returned to customers, it should be deferred as a regulatory liability.  Portions of the derivative contracts that are marked to market each reporting period and are related to the retail portion of DP&L’s load requirements are included as part of the fuel rider approved by the PUCO which began January 1, 2010.  Therefore, the Ohio jurisdictional retail portion of the heating oil futures and the NYMEX-quality coal contracts are deferred as a regulatory asset or liability until the contracts settle.  If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made.

The following tables show the amount and classification within the condensed statements of results of operations or balance sheets of the gains and losses on DPL’s and DP&L’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2010 and 2009.

For the three months ended June 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$14.1	$(0.6)	$0.2	$(0.9)	$1.0	$13.8
Realized gain / (loss)	0.7	(0.5)	(0.3)	(0.2)	—	(0.3)
Total	$14.8	$(1.1)	$(0.1)	$(1.1)	$1.0	$13.5
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$7.8	$—	$—	$—	$—	$7.8
Regulatory (asset) / liability	4.1	(0.3)	—	—	—	3.8

Recorded in Income Statement: gain / (loss)
Wholesale revenue	$—	$—	$—	$(1.1)	$—	$(1.1)
Purchased power	—	—	(0.1)	—	—	(0.1)
Fuel	2.9	(0.6)	—	—	1.0	3.3
O&M	—	(0.2)	—	—	—	(0.2)
Total	$14.8	$(1.1)	$(0.1)	$(1.1)	$1.0	$13.5

For the three months ended June 30, 2009

$ in millions	NYMEX Coal	Heating Oil	FTRs	Total
Change in unrealized gain / (loss)	$(8.9)	$3.4	$1.6	$(3.9)
Realized gain / (loss)	(2.0)	(0.7)	—	(2.7)
Total	$(10.9)	$2.7	$1.6	$(6.6)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(4.4)	$—	$—	$(4.4)
Regulatory (asset) / liability	(0.7)	0.9	—	0.2

Recorded in Income Statement: gain / (loss)
Purchased power	$—	$—	$1.6	$1.6
Fuel	(5.8)	1.4	—	(4.4)
O&M	—	0.4	—	0.4
Total	$(10.9)	$2.7	$1.6	$(6.6)

For the six months ended June 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$2.7	$0.2	$(0.3)	$0.2	$—	$2.8
Realized gain / (loss)	1.1	(1.1)	(1.0)	(0.1)	—	(1.1)
Total	$3.8	$(0.9)	$(1.3)	$0.1	$—	$1.7
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$1.8	$—	$—	$—	$—	$1.8
Regulatory (asset) / liability	0.4	—	—	—	—	0.4

Recorded in Income Statement: gain / (loss)
Wholesale revenue	$—	$—	$—	$0.1	$—	$0.1
Purchased power	—	—	(1.3)	—	—	(1.3)
Fuel	1.6	(0.9)	—	—	—	0.7
O&M	—	—	—	—	—	—
Total	$3.8	$(0.9)	$(1.3)	$0.1	$—	$1.7

For the six months ended June 30, 2009

$ in millions	NYMEX Coal	Heating Oil	FTRs	Total
Change in unrealized gain / (loss)	$(10.1)	$3.3	$1.7	$(5.1)
Realized gain / (loss)	(1.0)	(1.6)	—	(2.6)
Total	$(11.1)	$1.7	$1.7	$(7.7)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(5.1)	$—	$—	$(5.1)
Regulatory (asset) / liability	0.5	(1.1)	—	(0.6)

Recorded in Income Statement: gain / (loss)
Purchased power	$—	$—	$1.7	$1.7
Fuel	(6.5)	2.4	—	(4.1)
O&M	—	0.4	—	0.4
Total	$(11.1)	$1.7	$1.7	$(7.7)

The following tables show the fair value and balance sheet classification of DPL’s and DP&L’s derivative instruments not designated as hedging instruments at June 30, 2010 and December 31, 2009.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at June 30, 2010

$ in millions	Fair Value	Netting*	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.5	$—	Other prepayments and current assets	$0.5
NYMEX-Quality Coal Forwards in an Asset position	6.1	(1.2)	Other prepayments and current assets	4.9
NYMEX-Quality Coal Forwards in a Liability position	(4.0)	1.2	Other current liabilities	(2.8)
Heating Oil Futures in a Liability position	(0.9)	0.9	Other current liabllities	—

Total short-term derivative MTM positions	$1.7	$0.9		$2.6

Long-term Derivative Positions
NYMEX-Quality Coal Forwards in an Asset position	$5.2	$(2.5)	Other deferred assets	$2.7
NYMEX-Quality Coal Forwards in a Liability position	(0.2)	0.2	Other deferred credits	—
Heating Oil Futures in a Liability position	(0.1)	0.1	Other deferred credits	—

Total long-term derivative MTM positions	$4.9	$(2.2)		$2.7

Total MTM Position	$6.6	$(1.3)		$5.3

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

Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization of the MTM loss.  The aggregate fair value of all commodity derivative instruments that are in a MTM loss position at June 30, 2010 is $7.2 million.  This amount is offset by $1.5 million in a broker margin account which offsets our loss positions on the NYMEX Clearport traded heating oil and coal contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $2.7 million.  If our debt were to fall below investment grade, we may have to post collateral for the remaining $3.0 million.

10.  Share-Based Compensation

Share-based compensation expense was $1.3 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively, and $2.6 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL has sufficient treasury stock to satisfy all outstanding share-based awards.

Summarized share-based compensation activity for the three months ended June 30, 2010 and 2009 was as follows:

	Options		RSUs		Performance Shares
	2010	2009	2010	2009	2010	2009
Outstanding at beginning of period	351,500	836,500	3,311	10,120	307,985	235,212
Granted	—	—	—	—	—	9,231
Dividends	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	—	—	—	(6,739)
Outstanding at period end	351,500	836,500	3,311	10,120	307,985	237,704
Exercisable at period end	351,500	836,500	—	—	—	—

			Management Performance
	Restricted Shares		Shares
	2010	2009	2010	2009
Outstanding at beginning of period	219,782	68,147	110,706	87,863
Granted	29,591	2,500	—	—
Dividends	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(272)	—	—	—
Outstanding at period end	249,101	70,647	110,706	87,863
Exercisable at period end	—	—	—	—

	Director RSUs
	2010	2009
Outstanding at beginning of period	20,944	15,767
Granted	15,752	20,016
Dividends accrued	683	520
Exercised and issued	(2,618)	(2,066)
Exercised and deferred	(18,817)	(13,965)
Forfeited	—	—
Outstanding at period end	15,944	20,272
Exercisable at period end	—	—

Summarized share-based compensation activity for the six months ended June 30, 2010 and 2009 was as follows:

	Options		RSUs		Performance Shares
	2010	2009	2010	2009	2010	2009
Outstanding at beginning of year	417,500	836,500	3,311	10,120	237,704	156,300
Granted	—	—	—	—	161,534	124,588
Dividends	—	—	—	—	—	—
Exercised	(66,000)	—	—	—	(91,253)	—
Expired	—	—	—	—	—	(36,445)
Forfeited	—	—	—	—	—	(6,739)
Outstanding at period end	351,500	836,500	3,311	10,120	307,985	237,704
Exercisable at period end	351,500	836,500	—	—	—	—

			Management Performance
	Restricted Shares		Shares
	2010	2009	2010	2009
Outstanding at beginning of year	218,197	69,147	84,241	39,144
Granted	34,176	2,500	37,480	48,719
Dividends	—	—	—	—
Exercised	(3,000)	(1,000)	—	—
Expired	—	—	—	—
Forfeited	(272)	—	(11,015)	—
Outstanding at period end	249,101	70,647	110,706	87,863
Exercisable at period end	—	—	—	—

	Director RSUs
	2010	2009
Outstanding at beginning of year	20,712	15,546
Granted	15,752	20,016
Dividends accrued	1,154	836
Exercised and issued	(2,618)	(2,066)
Exercised and deferred	(19,056)	(14,060)
Forfeited	—	—
Outstanding at period end	15,944	20,272
Exercisable at period end	—	—

11.  Common Shareholders’ Equity

On October 28, 2009, the DPL Board of Directors approved a Stock Repurchase Program under which DPL may use proceeds from the exercise of warrants to repurchase warrants or its common stock from time to time in the open market, through private transactions or otherwise.  The Stock Repurchase Program will run through June 30, 2012, which is three months after the end of the warrant exercise period.  Under the Stock Repurchase Program, DPL repurchased a total of 145,915 shares during the six months ended June 30, 2010 at an average per share price of $26.71, effectively utilizing the entire $3.9 million that was available to repurchase stock at December 31, 2009.  There were no shares repurchased during the three months ended June 30, 2010.  However, additional funds could be available to repurchase stock if the 1.8 million warrants outstanding at June 30, 2010 are exercised for cash in the future.

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

The common-equivalent shares excluded from the calculation of diluted EPS, because they were anti-dilutive, were not material for the three and six months ended June 30, 2010 and 2009.  These shares may be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three Months Ended June 30,
	2010			2009
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$61.4	115.7	$0.53	$42.1	112.2	$0.38

Effect of Dilutive Securities:
Warrants		0.4			0.8
Stock options, performance and restricted shares		0.1			0.2

Diluted EPS	$61.4	116.2	$0.53	$42.1	113.2	$0.37

	Six Months Ended June 30,
	2010			2009
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$132.4	115.6	$1.15	$111.3	112.2	$0.99

Effect of Dilutive Securities:
Warrants		0.4			0.6
Stock options, performance and restricted shares		0.2			0.1

Diluted EPS	$132.4	116.2	$1.14	$111.3	112.9	$0.99

13.  Insurance Recovery

On May 16, 2007, DPL filed a claim with Energy Insurance Mutual (EIM) to recoup legal costs associated with our litigation against certain former executives.  On February 15, 2010, after having engaged in both mediation and arbitration, DPL and EIM entered into a settlement agreement resolving all coverage issues and finalizing all obligations in connection with the claim.  The proceeds from the settlement amounted to $3.4 million, net of associated expenses, and were recorded as a reduction to operation and maintenance expense during the six months ended June 30, 2010.

14.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned generating subsidiary, DPLE and its competitive retail electric supplier subsidiary, DPLER, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE and DPLER on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s and DPLER’s intended commercial purposes.  There have been no material changes to our guarantees as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Through June 30, 2010, neither DPL nor DP&L have incurred any losses related to the guarantees of DPLE’s and DPLER’s obligations and we believe it is unlikely that either DPL or DP&L would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s and DPLER’s obligations.

DP&L — Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of June 30, 2010, DP&L could be responsible for the repayment of 4.9%, or $63.3 million, of a $1,291.3 million debt obligation that matures in 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of June 30, 2010, we have no knowledge of such a default.

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

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2010, cannot be reasonably determined.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated.  As of June 30, 2010, DPL has an immaterial reserve for environmental matters.  A portion of this reserve is recorded at MVIC, DPL’s wholly owned captive insurance subsidiary.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

We have several pending environmental matters associated with our power plants.  Some of these matters could have material adverse impacts on the operation of the power plants, especially the plants that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, Beckjord and Hutchings are our only coal-fired power plants that do not have this equipment installed.

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

The USEPA issued a proposed rule on October 20, 2005 concerning the test for measuring whether modifications to electric generating units should trigger application of NSR standards under the CAA.  A supplemental rule was also proposed on May 8, 2007 to include additional options for determining if there is an emissions increase when an existing electric generating unit makes a physical or operational change.  The rule was challenged by environmental organizations and has not been finalized.  While we cannot predict at this time the outcome of this rulemaking, any finalized rules could materially affect our operations.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap SO2 and NOx emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed the CAIR.  The final rules were signed on March 10, 2005 and were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  On August 24, 2005, the USEPA proposed additional revisions to the CAIR.  On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision to vacate the USEPA’s CAIR and its associated Federal Implementation Plan and remanded to the USEPA with instructions to issue new regulations that conformed with the procedural and substantive requirements of the CAA.  The Court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program established by the March 10, 2005 rules, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  The USEPA and a group representing utilities filed a request on September 24, 2008 for a rehearing before the entire Court.  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 11, 2008 decision. In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The court’s CAIR decision affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances in 2008.  In January 2009 we resumed selling excess allowances due to the revival of the emissions trading market.  The USEPA proposed new CAIR regulations on July 6, 2010.  We are currently studying this proposal.  We cannot predict at this time the long-term impact of the court’s decision and the proposed new CAIR regulations, but they could have an adverse effect on our emissions trading program.

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

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants.  The USEPA “de-listed” mercury as a hazardous air pollutant from coal-fired and oil-fired utility plants and, instead, proposed a cap-and-trade approach to regulate the total amount of mercury emissions allowed from such sources.  The final Clean Air Mercury Rule (CAMR) was signed March 15, 2005 and was published on May 18, 2005.  On March 29, 2005, nine states sued the USEPA, opposing the cap-and-trade regulatory approach taken by the USEPA.  In 2007, the Ohio EPA adopted rules implementing the CAMR program.  On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit struck down the USEPA regulations, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  A request for rehearing before the entire Court of Appeals was denied and a petition for review before the U.S. Supreme Court was filed on October 17, 2008.  On February 23, 2009, the U.S. Supreme Court denied the petition.  The USEPA is expected to move forward on setting Maximum Available Control Technology (MACT) standards for coal- and oil-fired electric generating units.  Upon publication in the federal register following finalization, affected exempt generating units (EGUs) will have three years to come into compliance with the new requirements.  At this time, DP&L is unable to determine the impact of the promulgation of new MACT standards on its financial position or results of operations; however, a MACT standard could have a material adverse effect on our operations, in particular, our unscrubbed units.  We cannot predict at this time the final costs we may incur to comply with any resulting mercury restriction regulations.

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

On July 7, 2009, the D.C. Circuit Court of Appeals upheld the USEPA non-attainment designations for the areas impacting DP&L’s generation plants, however, on October 8, 2009, the USEPA issued new designations based on 2008 monitoring data that showed all areas in attainment to the standard with the exception of several counties in northeastern Ohio.  The USEPA is expected to propose revisions to the PM 2.5 standard as part of its routine five-year rule review cycle.  We cannot predict at this time the impact the revisions to the PM 2.5 standard will have on DP&L’s financial position or results of operations.

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

In response to a U.S. Supreme Court decision that the USEPA has the authority to regulate CO2 emissions from motor vehicles, the USEPA made a finding that CO2 and certain other GHGs are pollutants under the CAA.  Subsequently, under the CAA, USEPA determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  This finding became effective in January 2010.  Numerous affected parties have petitioned the USEPA Administrator to reconsider this decision.  On April 1, 2010, USEPA signed the “Light-Duty Vehicle Greenhouse Gas Emission Standards and Corporate Average Fuel Economy Standards” rule.  Under USEPA’s view, this is the final action that renders carbon dioxide and other GHGs “regulated air pollutants” under the CAA.  As a result of this action, it is expected that in 2011 various permitting programs will apply to other combustion sources, such as coal-fired power plants.  We cannot predict at this time the effect of this change, if any, on DP&L’s operations.

Several bills have been introduced at the federal level to regulate GHG emissions.  In June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES).  This proposed legislation targets a reduction in the emission of GHGs from large sources by 80% in 2050 through an economy wide cap and trade program.  ACES also includes energy efficiency and renewable energy initiatives.  The American Power Act was introduced by Senators John Kerry and Joe Lieberman on May 12, 2010.  This Climate Legislation proposes a reduction in GHG emissions of 83% by 2050 through an economy-wide cap-and-trade program.  The American Power Act also encourages nuclear energy and renewable energy initiatives and the development of a national strategy for carbon capture and sequestration.  Approximately 99% of the energy we produce is generated by coal.  DP&L’s share of CO2 emissions at generating stations we own and co-own is approximately 16 million tons annually.  Proposed GHG legislation finalized at a future date could have a significant effect on DP&L’s operations and costs, which could adversely affect our net income, cash flows and financial position.  However, due to the uncertainty associated with such legislation, we cannot predict at this time the final outcome or the financial impact that this legislation will have on DP&L.

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

On July 15, 2009, the USEPA proposed revisions to its primary National Ambient Air Quality Standard (NAAQS) for nitrogen dioxide.  This change could affect certain emission sources in heavy traffic areas like the I-75 corridor between Cincinnati and Dayton; several of our facilities or co-owned facilities are within this area.  At this point, DP&L cannot determine the effect of this potential change, if any, on its operations.

On June 3, 2010, the USEPA finalized revisions to its primary NAAQS for SO2 replacing the current 24-hour standard and annual standard with a one hour standard.  At this time, DP&L cannot determine the effect of this potential change, if any, on its operations.

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

On September 21, 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the J.M. Stuart generating station in the U.S. District Court for the Southern District of Ohio for alleged violations of the CAA and the station’s operating permit.  On August 7, 2008, a consent decree was filed in the U.S. District Court in full settlement of these CAA claims.  Under the terms of the consent decree, DP&L and the other owners of the J.M. Stuart generating station agreed to: (i) certain emission targets related to NOx, SO2 and particulate matter; (ii) make energy efficiency and renewable energy commitments that are conditioned on receiving PUCO approval for the recovery of costs; (iii) forfeit 5,500 SO2 allowances; and (iv) provide funding to a third party non-profit organization to establish a solar water heater rebate program.  DP&L and the other owners of the station also entered into an attorneys’ fee agreement to pay a portion of the Sierra Club’s attorney and expert witness fees.  The parties to the lawsuit filed a joint motion on October 22, 2008, seeking an order by the U.S. District Court approving the consent decree with funding for the third party non-profit organization set at $300,000.  On October 23, 2008, the U.S. District Court approved the consent decree.  On October 21, 2009, the Sierra Club filed with the U.S. District Court a motion for enforcement of the consent decree based on the Sierra Club’s interpretation of the consent decree that would require certain NOx emissions that DP&L has been excluding from its computations to be included for purposes of complying with the emission targets and reporting requirements of the consent decree.  DP&L believed that it was properly computing and reporting NOx emissions under the consent decree, but participated in settlement discussions with the Sierra Club.  A proposed settlement has been agreed upon by both parties, approved by the Judge and then filed into the official record on July 13, 2010.  The settlement amends the Consent Decree and sets forth a more detailed and clearer methodology to compute NOx emissions during start-up and shut-down periods.  The revision is not expected to have a material effect on DP&L’s results of operations, financial position or cash flows in the future.

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

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutant from new and existing industrial, commercial and institutional boilers, and process heaters at major and area source facilities.  This regulation may affect five auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The proposed regulations contain emissions limitations, operating limitations and other requirements.  The compliance schedule will be three years from the effective date of the rule.  We cannot predict, at this time, the effect of compliance costs, if any, on DP&L’s operations; however, such costs are not expected to be material.

On May 3, 2010, the USEPA finalized the “National Emissions Standards for Hazardous Air Pollutants” (NESHAP) for compression ignition (CI) reciprocating internal combustion engines (RICE).  The units affected at DP&L are 18 diesel electric generating engines and eight emergency “black start” engines.  The existing CI RICE units must comply by May 3, 2013.  The regulations contain emissions limitations, operating limitations and other requirements.  We cannot predict, at this time, the effect of compliance costs, if any, on DP&L’s operations; however, such costs are not expected to be material.

Air Quality — Other Issues Involving Co-Owned Plants

In 2006, DP&L detected a malfunction with its emission monitoring system at the DP&L-operated Killen generating station (co-owned by DP&L and CG&E) and ultimately determined its SO2 and NOx emissions data were under reported.  DP&L has petitioned the USEPA to accept an alternative methodology for calculating actual emissions for 2005 and the first quarter of 2006.  DP&L has sufficient allowances in its general account to cover the understatement.  Management does not believe the ultimate resolution of this matter will have a material impact on results of operations, financial position or cash flows.

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

In September 2009, the USEPA announced that it will be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking will include the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  Subsequent to the information collection effort, it is anticipated that the USEPA will release a proposed rule.  At present, DP&L is unable to predict the timing of the issuance or impact this rulemaking will have on its operations.

Land Use and Solid Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  However, on August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L has granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  DP&L believes the chemicals used at its service center building site were appropriately disposed of and have not contributed to the contamination at the South Dayton Dump landfill site.  Most recently, on May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  DP&L is reviewing the complaint and intends to vigorously defend against any claim that it has any financial responsibility to remediate conditions at the landfill site.  While DP&L is unable at this time to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on us.

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

On April 7, 2010 the USEPA published an Advance Notice of Proposed Rulemaking (ANPRM) announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCB).  While this reassessment is in the early stages and the USEPA is seeking information from potentially affected parties on how it should proceed, the outcome may have a material effect on DP&L.  At present, DP&L is unable to predict the impact this initiative will have on its operations.

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

During March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and J.M. Stuart Stations.  Subsequently the USEPA collected similar information for O.H. Hutchings Station.  In October 2009, USEPA conducted an inspection of the J.M. Stuart Station ash ponds.  In March 2010, USEPA issued a final report from the inspection including recommendations relative to the J.M. Stuart Station ash ponds and has requested a response.  In May 2010, DP&L responded to the USEPA final inspection report with our plans to address the recommendations.  At this time, a final determination has not been made regarding the report’s recommendations and DP&L continues to work with the USEPA on this matter.

In addition, as a result of the TVA ash pond spill, there has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion products including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  DP&L is unable at this time to predict the financial impact of this regulation, but if coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse impact on operations.

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

As a member of PJM, DP&L is also subject to charges and costs associated with PJM operations as approved by the FERC.  FERC Orders issued in 2007 regarding the allocation of costs of large transmission facilities within PJM, could result in additional costs being allocated to DP&L of approximately $12 million or more annually by 2012.  DP&L filed a notice of appeal to the U.S. Court of Appeals, D.C. Circuit on March 18, 2008 challenging the allocation method.  The appeal was consolidated with other appeals taken by other interested parties of the same FERC Orders and the consolidated cases were assigned to the 7th Circuit.  On August 6, 2009, the 7th Circuit ruled that the FERC had failed to provide a reasoned basis for the allocation method it had approved.  Rehearing requests were filed by other interested litigants and denied by the Court, which then remanded the matter to the FERC for further proceedings.  On January 21, 2010, the FERC issued a procedural order on remand establishing a paper hearing process.  PJM made an informational filing on April 13, 2010 that quantified the differences in the levels of allocated costs among PJM member transmission owners depending on the allocation methodology used.  Subsequently PJM and other parties, including DP&L, will be able to file initial comments, testimony, and recommendations and reply comments.  Absent future changes to the procedural schedule that may occur for a number of reasons including if settlement discussions are held, we expect the paper hearing process should be complete and the case ready for FERC consideration in 2010.  FERC did not establish a deadline for its issuance of a substantive order.  DP&L cannot predict the timing or the likely outcome of the proceeding.  Until such time as FERC may act to approve a change in methodology, PJM will continue to apply the allocation methodology that had been approved by FERC in 2007.

Although we continue to maintain that these costs should be borne by the beneficiaries of these projects and that DP&L is not one of these beneficiaries, new credits or additional costs resulting from the ultimate outcome of this proceeding are and will continue to be included in DP&L’s TCRR rider which is in place and approved by the PUCO.

In connection with DP&L and other utilities joining PJM, in 2006 the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued on August 10, 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  A compliance filing is required to be made at FERC by August 19, 2010 that will fully demonstrate all payment obligations to and from all parties within PJM and the Midwest Independent System Operator.  Prior to this final order being issued, DP&L entered into a significant number of bi-lateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  DP&L management believes the appropriate reserves have been established (see SECA net revenue subject to refund within Footnote 3 of the Notes to Condensed Consolidated Financial Statements) and therefore the results of this proceeding are not expected to have a material adverse effect on DP&L’s results of operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 96% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

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

We operate and manage generation assets and are exposed to a number of risks.  These risks include but are not limited to electricity wholesale price risk, regulatory risk, environmental risk, fuel supply and price risk and power plant performance.  We attempt to manage these risks through various means.  For instance, we operate a portfolio of wholly-owned and jointly-owned generation assets that is diversified as to coal source, cost structure and operating characteristics.  We are focused on the operating efficiency of these power plants and maintaining their availability.

On April 23, 2010, the Yankee solar station, a certified Ohio Renewable Energy Resource Generating Facility, was placed into service.  The Yankee facility is comprised of 9,120 Solar Photovoltaic (PV) panels and covers approximately 7 acres of land located in Dayton, Ohio.  The facility uses an amorphous silicon solar PV technology.  It is expected to generate approximately 1,390 MWh per year.

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

REGULATORY ENVIRONMENT

•                  Emissions — Climate Change Legislation

There is a growing concern nationally and internationally about global climate change and the contribution of emissions of GHGs, including most significantly, CO2.  This concern has led to increased interest in legislation at the federal level, actions at the state level as well as litigation relating to GHG emissions.  In 2007, a U.S. Supreme Court decision upheld that the USEPA has the authority to regulate CO2 emissions from motor vehicles under the CAA.  In April 2009, the USEPA issued a proposed endangerment finding under the CAA, which was finalized and published on December 15, 2009.  The proposed finding determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  In December 2009, USEPA finalized this endangerment finding with a regulatory effective date of January 2010.  Numerous affected parties have asked the USEPA Administrator to reconsider this decision.  This endangerment finding, if not changed, is expected to lead to the regulation of CO2 and other GHGs from electric generating units and other stationary sources of these emissions.  In June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act (ACES).  This proposed legislation targets a reduction in the emission of GHGs from large sources by 80% in 2050 through an economy-wide cap and trade program.  ACES also includes energy efficiency and renewable energy initiatives.  The American Power Act was introduced by Senators John Kerry and Joe Lieberman on May 12, 2010.  This climate legislation proposes a reduction in GHG emissions of 83% by 2050 through an economy-wide cap and trade program.  The American Power Act also encourages nuclear energy and renewable energy initiatives and the development of a national strategy for carbon capture and sequestration.  Increased pressure for CO2 emissions reduction is also coming from investor organizations and the international community.  Environmental advocacy groups are also focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  Approximately 99% of the energy we produce is generated by coal.  DP&L’s share of CO2 emissions at generating stations we own and co-own is approximately 16 million tons annually.  If legislation or regulations are passed at the federal or state levels that impose mandatory reductions of CO2 and other GHGs on generation facilities, the cost to DPL and DP&L of such reductions could be material.

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

SB 221 also contains provisions for determining whether an electric utility has significantly excessive earnings.  On September 9, 2009, the PUCO issued an entry establishing a significantly excessive earnings test (SEET) proceeding.  After receiving comments from interested parties, including DP&L, the PUCO issued an entry on June 30, 2010, to establish general rules for calculating the earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings.  Pursuant to the Stipulation, DP&L becomes subject to the SEET in 2013 based on 2012 earnings results and SEET may have a material impact on operations.

•                  NOx and SO2  Emissions — CAIR

The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA CAIR and its associated Federal Implementation Plan. This decision remanded these issues back to the USEPA.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  On December 23, 2008, the court reversed part of its decision that vacated CAIR.  Thus, CAIR currently remains in effect, but the USEPA remains subject to the court’s order to revise the program.  The USEPA proposed new CAIR regulations on July 6, 2010.  We are currently studying this proposal.  CAIR has and will continue to have a material effect on our operations.

•                  Dodd-Frank Financial Reform Bill

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010.  The Act, among other things, establishes a Financial Stability Oversight Council (FSOC) and a Consumer Financial Protection Bureau (CFPB) whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers.  The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure.  The Act also creates increased oversight of the over-the-counter derivative market, requiring certain OTC transactions to be cleared through a clearing house and requiring cash margins to be posted for those transactions.  Many regulations will be issued to implement the Act over the next twelve to twenty-four months.  We are currently reviewing the Act and are unable to determine the final impact that the Act will have on our operations until these regulations have been issued.

COMPETITION AND PJM PRICING

•                  RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2013/2014 period cleared at a per megawatt price of $28/day for our RTO area.  The per megawatt price for the 2012/2013 period was $16/day and the per megawatt price for the 2011/2012 period was $110/day based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for Demand Response and Energy Efficiency resources in the RPM capacity auctions.  We cannot predict the outcome of future auctions but if the current auction prices are sustained, our future results of operations, financial condition and cash flows could be adversely impacted.

•                  Ohio Competitive Considerations and Proceedings

Overall power market prices, as well as government aggregation initiatives, could lead to the entrance of additional competitors in our service territory.  During the six months ended June 30, 2010, three additional unaffiliated marketers registered as CRES providers in DP&L’s service territory, bringing the total number of CRES providers in DP&L’s service territory to ten.  DPLER, an affiliated company and one of the ten registered CRES providers, has been marketing transmission and generation services to DP&L customers.  DPLER accounted for approximately 1,753 million kWh of the total 1,768 million kWh supplied by CRES providers within DP&L’s service territory in the six months ended June 30, 2010, which represents approximately 25% of DP&L’s total distribution sales volume during the six months then ended.  During the three months ended June 30, 2010, DPLER accounted for approximately 1,033 million kWh of the total 1,046 million kWh supplied by CRES providers within DP&L’s service territory.  The reduction in gross margin as a result of customers switching to CRES providers for the three months and six months ended June 30, 2010 is estimated for DPL to be approximately $3 million and $4 million, respectively, and for DP&L is estimated to be approximately $12 million and $18 million, respectively.  We currently cannot determine the extent to which customer switching to CRES providers will occur in the future and the impact this will have on our operations.

In 2003-2004, several communities in DP&L’s service area passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, none of these communities have aggregated their generation load.

In addition, in 2010, DPLER began providing CRES services to business customers in Ohio who are not in DP&L’s service territory.  At this time, the incremental costs and revenues have not had a material impact on our results of operations, financial position or cash flows.

FUEL AND RELATED COSTS

•                  Fuel and Commodity Prices

The coal market is a global market in which domestic prices are affected by international supply disruptions and demand balance.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the year ending December 31, 2010, we have hedged substantially all our coal requirements to meet our committed sales.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  Effective January 2010, the Ohio retail jurisdictional share of fuel price changes, including coal requirements, is reflected in the operation of the fuel rider, subject to PUCO review.  If our suppliers do not meet their contractual commitments or we are not hedged against price volatility and we are unable to recover costs through the fuel rider, our results of operations, financial position or cash flows could be materially affected.

•                  Sales of Coal and Excess Emission Allowances

During the six months ended June 30, 2010, DP&L sold coal and excess emission allowances to various counterparties realizing total net gains of $1.3 million and $0.6 million, respectively, compared to total net gains of $35.1 million and $3.4 million, respectively, realized over the same period in 2009.  These gains are recorded as a component of DP&L’s fuel costs and reflected in operating income.  Coal sales are impacted by a range of factors but can be largely attributed to the following: price volatility among the different coal basins or the quality of coal based on market conditions (coal optimization), variation in power demand, and the market price of power compared to the cost to produce power.  Sales of excess emission allowances are impacted, among other factors, by: general economic conditions; fluctuations in market demand and pricing; availability of excess inventory available for sale; and changes to the regulatory environment in which we operate.  The combined impact of these factors on our ability to sell coal and emission allowances in 2010 and beyond is not fully known at this time and could materially impact the amount of gains that will be recognized in the future.  Effective January 2010 as part of the operation of the fuel rider, the Ohio retail jurisdictional share of the emission gains and a portion of the Ohio jurisdictional share of the coal gains are used to reduce the overall rate charged to customers.

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

On October 30, 2009, DP&L filed its application for the establishment of a fuel and purchased power recovery rider for the collection of prudently incurred fuel, purchased power, emission and other related costs beginning January 1, 2010.  On December 16, 2009 the PUCO issued an order stating the rider was consistent with the Stipulation provisions, that it does not appear to be unjust or unreasonable, and that the rider was approved to be effective January 1, 2010. The fuel rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel rider on January 1, 2010.

As a member of PJM, DP&L incurs costs and receives revenues from the RTO related to its transmission and generation assets, as well as its load obligations for retail customers.  SB 221 included a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits.  On February 19, 2009, the PUCO approved DP&L’s request to defer costs associated with its transmission, capacity, ancillary service and other PJM-related charges incurred as a member of PJM.  In June 2009, DP&L began recovery of these costs.  In a subsequent rehearing process, DP&L was ordered to separate the costs into two separate riders (a TCRR and a PJM RPM rider) which were approved in November 2009.  On February 16, 2010, DP&L filed its annual true-up of these two riders which was approved by the PUCO by an order dated April 28, 2010.

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

SB 221 Compliance

In December 2009, DP&L and DPLER made several filings relating to their renewable energy and energy efficiency compliance plans.  DP&L and DPLER were able to obtain Renewable Energy Credits sufficient to meet their overall renewable energy targets, but DP&L and DPLER together obtained only 36% of the separate requirement for 2009 Ohio-based solar resources.  The companies asked for a waiver of any unmet 2009 Ohio solar requirements on grounds of force majeure because there were insufficient solar renewable energy credits available from Ohio resources.  In March 2010, the PUCO ruled that DP&L’s 2009 Ohio solar target would be reduced to the amount that it had procured, but that any unmet requirement must be added to the 2010 target.  The Commission has not yet ruled on DPLER’s filing.

On April 15, 2010, DP&L made its first annual required filing related to compliance with renewable and advanced energy targets contained in SB 221.  Pursuant to PUCO rules, each April 15, electric utilities are required to provide a status report on how the utility met the renewable benchmarks of the previous year, as well as a ten-year plan outlining the utility’s plans to meet future annual renewable targets.  DPLER, an electric services company pursuant to Ohio Revised Code, is also required to meet SB 221 renewable benchmarks and therefore filed its first reports on that same day.  In addition, on April 15 of each year, each utility that owns an electric generating facility in Ohio must report to the PUCO regarding its greenhouse gas emissions, and plans to reduce those emissions (environmental control plan) as well as a long-term forecast report which includes a plan to provide sufficient resources to meet customer load obligations (resource plan).  DP&L’s long-term forecast filing has been set for hearing, a public hearing was held on July 13, 2010 and a procedural schedule will be developed to address evidentiary issues in that case.  DP&L expects that the need for the new Yankee solar facility will be one issue that will be fully addressed through this process.  There have been a number of interventions and comments filed in DPL’s renewable related proceedings, but no additional hearings have been scheduled at this time.  Since these are new requirements and new proceedings, it is not clear whether additional hearings will be required.

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

In addition, the rules that became effective December 10, 2009 required that on January 1, 2010, DP&L file an extensive energy efficiency portfolio plan, outlining how DP&L plans to comply with the energy efficiency and demand reduction benchmarks.  DP&L filed a separate request for a finding that it had already complied with this requirement in the form of DP&L’s portfolio plan that had been filed in 2008 as part of its electric security plan, which had been approved by the PUCO and is being implemented.  On May 19, 2010 the Commission approved in part and denied in part DP&L’s request that the Commission find that it met the 2009 energy efficiency portfolio requirements and directed DP&L to file a measurement and verification plan as well as a market potential study within 60 days of the date of the entry.  We made this filing on July 15, 2010.  Since this is a new requirement and a new process it is unclear if this proceeding will lead to a hearing process, but we believe that the outcome will not be material to our financial condition.  However, as the targets get increasingly larger over time, the costs of complying with the SB 221 targets and the PUCO’s implementing rules could have a material impact on our financial condition.

ENVIRONMENTAL MATTERS

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.

As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for probable estimated loss in accordance with the provisions of GAAP relating to the accounting for contingencies.  DPL, through its wholly owned captive insurance subsidiary, MVIC, has an actuarially calculated reserve of $0.6 million for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

We have several pending environmental matters associated with our power plants.  Some of these matters could have material adverse impacts on the operation of the power plants, especially the plants that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, Beckjord and Hutchings are our only coal-fired power plants that do not have this equipment installed.

The following issues mentioned below are not meant to be exhaustive but to provide insight on our environmental matters that have had significant updates during the six-month period ended June 30, 2010.  These issues should be read along with the environmental matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Air Quality

In response to a U.S. Supreme Court decision that the USEPA has the authority to regulate CO2 emissions from motor vehicles, the USEPA found that CO2 and certain other GHGs are pollutants under the CAA.  Subsequently, under the CAA, the USEPA determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  This finding became effective in January 2010.  Numerous affected parties have petitioned the USEPA Administrator to reconsider this decision.  On April 1, 2010, the USEPA signed the “Light-Duty Vehicle Greenhouse Gas Emission Standards and Corporate Average Fuel Economy Standards” rule.  Under the USEPA’s view, this is the final action that renders carbon dioxide and other GHGs “regulated air pollutants” under the CAA.  As a result of this action, it is expected that in 2011 various permitting programs will apply to other combustion sources, such as coal-fired power plants.  At this point, DP&L cannot determine the effect of this change on its operations.

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers, and process heaters at major and area source facilities.  This regulation may affect five auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The proposed regulations contain emissions limitations, operating limitations and other requirements.  The compliance schedule will be three years from the effective date of the rule.  We cannot predict, at this time, the effect of compliance costs, if any, on DP&L’s operations; however, such costs are not expected to be material.

On May 3, 2010, the USEPA finalized the “National Emissions Standards for Hazardous Air Pollutants” (NESHAP) for compression ignition (CI) reciprocating internal combustion engines (RICE).  The units affected at DP&L are 18 diesel electric generating engines and eight emergency “black start” engines.  The existing CI RICE units must comply by May 3, 2013.  The regulations contain emissions limitations, operating limitations and other requirements.  We cannot predict, at this time, the effect of compliance costs, if any, on DP&L’s operations; however, such costs are not expected to be material.

Land Use and Solid Waste Disposal

During 2008, a major spill occurred at an ash pond owned by the Tennessee Valley Authority (TVA) as a result of a dike failure.  The spill generated a significant amount of national news coverage, and support for tighter regulations for the storage and handling of coal combustion products.  DP&L has ash ponds at the Killen, O.H. Hutchings and J.M. Stuart stations which it operates, and also at generating stations operated by others but in which DP&L has an ownership interest.  During March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and J.M. Stuart stations.  Subsequently, the USEPA collected similar information for O.H. Hutchings Station.  In October 2009, USEPA conducted an inspection of the J.M. Stuart Station ash ponds.  In March 2010, USEPA issued a final report from the inspection including recommendations relative to the J.M. Stuart Station ash ponds and has requested a response.  In May 2010, DP&L responded to the USEPA final inspection report with our plans to address the recommendations.  At this time, DP&L is not able to predict the cost to address any of the report’s recommendations.

In addition, as a result of the TVA ash pond spill, there has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On October 15, 2009, the USEPA provided a draft rule to the Office of Management and Budget for interagency review.  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion products including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  DP&L is unable at this time to predict the financial impact of this regulation, but if coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse impact on operations.

FINANCIAL OVERVIEW

The following financial overview relates to DPL, which includes its principal subsidiary DP&L.  The results of operations for both DPL and DP&L are separately discussed in more detail following this financial overview.

For the three months ended June 30, 2010, Net income for DPL was $61.4 million, or $0.53 per share, compared to Net income of $42.1 million, or $0.37 per share, for the same period in 2009.  All EPS amounts are presented on a diluted share basis.  The significant highlights during the three-month period ended June 30, 2010 compared to the same period of the prior year comprise the following:

•                  an increase in retail rates primarily as a result of an increase in the EIR, TCRR and RPM riders combined with the implementation of the fuel and energy efficiency riders,

•                  increased sales volumes due to favorable weather and improved economic conditions,

•                  an improvement in generating plant performance which resulted in an increase in wholesale sales volume and a decrease in purchased power volumes,

•                  increased wholesale revenues due to higher wholesale sales volumes and market prices, and

•                  a decrease in the average cost of fuel due primarily to lower coal prices.

Partially offsetting these items were:

•                  an increase in purchased power prices,

•                  a decrease in gains recognized from the sales of coal,

•                  an increase in the volume of fuel consumed due to increased generation by our power plants, and

•                  an increase in operation and maintenance expenses

For the six months ended June 30, 2010, Net income for DPL was $132.4 million, or $1.14 per share, compared to Net income of $111.3 million, or $0.99 per share, for the same period in 2009.  All EPS amounts are presented on a diluted share basis.  The significant highlights during the six-month period ended June 30, 2010 compared to the same period of the prior year comprise the following:

•                  an increase in retail rates primarily as a result of an increase in the EIR, TCRR and RPM riders combined with the implementation of the fuel and energy efficiency riders,

•                  increased sales volumes due to favorable weather and improved economic conditions,

•                  an improvement in generating plant performance which resulted in an increase in wholesale sales volume and a decrease in purchased power volumes,

•                  a net reduction in interest costs primarily as a result of certain outstanding debt redemptions,

•                  increased wholesale revenues due to higher wholesale sales volumes and market prices, and

•                  a decrease in the average cost of fuel due primarily to lower coal prices.

Partially offsetting these items were:

•                  an increase in purchased power prices,

•                  a decrease in gains recognized from the sales of coal and excess emission allowances,

•                  an increase in the volume of fuel consumed due to increased generation by our power plants, and

•                  an increase in operation and maintenance expenses

RESULTS OF OPERATIONS — DPL

DPL’s results of operations include the results of its subsidiaries, including the results of its principal subsidiary DP&L.  DP&L provides approximately 96% of the total revenues of DPL.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights — DPL

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2010	2009	2010	2009

Revenues:
Retail	$342.7	$282.2	$697.3	$602.5
Wholesale	39.1	19.7	79.3	50.6
RTO revenues	20.1	21.4	41.2	46.9
RTO capacity revenues	40.4	34.7	72.7	70.1
Other revenues	3.2	3.2	6.2	6.1
Total revenues	$445.5	$361.2	$896.7	$776.2

Cost of revenues:
Fuel costs	$92.4	$91.5	$194.7	$195.8
Gains from sale of coal	(1.1)	(14.4)	(1.3)	(35.1)
Gains from sale of emission allowances	(0.4)	(1.2)	(0.6)	(3.4)
Net fuel	90.9	75.9	192.8	157.3

Purchased power	21.3	14.0	35.0	29.7
RTO charges	27.0	22.2	57.6	52.8
RTO capacity charges	38.2	32.7	68.9	69.1
Recovery / (Deferral) of RTO expenses, net	4.4	(5.6)	2.2	(28.6)
Net purchased power	90.9	63.3	163.7	123.0

Total cost of revenues	$181.8	$139.2	$356.5	$280.3

Gross margins (a)	$263.7	$222.0	$540.2	$495.9

Gross margin as a percentage of revenues	59.2%	61.5%	60.2%	63.9%

Operating income	$109.3	$81.9	$235.3	$208.9

Earnings per share of common stock:
Basic EPS from operations	$0.53	$0.38	$1.15	$0.99
Diluted EPS from operations	$0.53	$0.37	$1.14	$0.99

(a)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL — Revenues

Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days.  Therefore, DPL’s retail sales volume is impacted by the number of heating and cooling degree days occurring during a year.  Cooling degree days typically have a more significant impact than heating degree days since some residential customers do not use electricity to heat their homes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Number of days	2010	2009	2010	2009

Heating degree days (a)	365	553	3,423	3,446
Cooling degree days (a)	376	306	376	307

(a)          Heating and cooling degree days are a measure of the relative heating or cooling required for a home or business.  The heating degrees in a day is calculated as the difference of the average actual daily temperature below 65 degrees Fahrenheit.  If the average temperature on March 20th was 40 degrees Fahrenheit, the heating degrees for that day is the 25 degree difference between 65 degrees and 40 degrees.  In a similar manner, cooling degrees in a day are the difference of the average actual daily temperature in excess of 65 degrees Fahrenheit.

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

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2010 vs. 2009	2010 vs. 2009

Retail
Rate	$40.7	$75.2
Volume	19.3	19.6
Other miscellaneous	0.5	—
Total retail change	$60.5	$94.8

Wholesale
Rate	$11.1	$9.8
Volume	8.3	18.9
Total wholesale change	$19.4	$28.7

RTO capacity & other
RTO capacity and other revenues	$4.4	$(3.0)

Total revenues change	$84.3	$120.5

For the three months ended June 30, 2010, Revenues increased $84.3 million to $445.5 million from $361.2 million in the same period of the prior year.  This increase was primarily the result of higher average retail and wholesale rates, higher retail and wholesale sales volume, as well as increased RTO capacity and other revenues.

•                  Retail revenues increased $60.5 million resulting primarily from a 14% increase in average retail rates due largely to the implementation of the fuel and energy efficiency riders, an increase in the TCRR and RPM rates, combined with the incremental effect of the recovery of costs under the EIR.  Retail volumes had a 7% increase compared to those in the prior year period largely due to more favorable weather and improved economic conditions.  The above resulted in a favorable $40.7 million retail price variance and a favorable $19.3 million retail sales volume variance.

•                  Wholesale revenues increased $19.4 million for the three months ended June 30, 2010 primarily as a result of a 40% increase in wholesale average prices combined with a 42% increase in wholesale sales volumes.  The increase in average prices and wholesale sales volumes was primarily from improved market conditions and plant performance.  This resulted in a favorable $11.1 million wholesale price variance and a favorable wholesale volume variance of $8.3 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DPL’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $4.4 million compared to the same period in 2009.  This increase to RTO capacity and other revenues was primarily the result of a $5.7 million increase in revenues realized from the PJM capacity auction, partially offset by a $1.3 million decrease in transmission and congestion revenues.

For the six months ended June 30, 2010, Revenues increased $120.5 million to $896.7 million from $776.2 million in the same period of the prior year.  This increase was primarily the result of higher average retail and wholesale rates and higher retail and wholesale sales volume, partially offset by a decrease in RTO capacity and other revenues.

•                  Retail revenues increased $94.8 million resulting primarily from a 12% increase in average retail rates due largely to the implementation of the fuel and energy efficiency riders, an increase in the TCRR and RPM rates, combined with the incremental effect of the recovery of costs under the EIR.  Retail volumes had a 3% increase compared to those in the prior year period largely due to more favorable weather and improved economic conditions.  The above resulted in a favorable $75.2 million retail price variance and a favorable $19.6 million retail sales volume variance.

•                  Wholesale revenues increased $28.7 million primarily as a result of a 38% increase in wholesale sales volumes, combined with a 14% increase in wholesale average prices.  The increase in average prices and wholesale sales volumes was primarily from improved market conditions and plant performance.  This resulted in a favorable $18.9 million wholesale volume variance and a favorable wholesale price variance of $9.8 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DPL’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $3.0 million compared to the same period in 2009.  This decrease to RTO capacity and other revenues was primarily the result of a $5.6 million decrease in transmission and congestion revenues partially offset by a $2.6 million increase in revenues realized from the PJM capacity auction.

DPL — Cost of Revenues

For the three months ended June 30, 2010:

•                  Fuel costs, which include coal, gas, oil and emission allowance costs, increased $15.0 million, or 20%, compared to the same period in 2009, primarily due to the impact of lower gains realized from the sale of DP&L’s coal and excess emission allowances.  During the three months ended June 30, 2010, DP&L realized $1.1 million and $0.4 million in gains from the sale of coal and excess emission allowances, respectively, compared to $14.4 million and $1.2 million, respectively, during the same period in 2009.  Also contributing to the increase in fuel costs was the impact of an 8% increase in the volume of generation by our plants.  The effect of these increases was partially offset by a 7% decrease in the average cost of fuel consumed per kilowatt-hour due largely to lower coal prices.

•                  Purchased power increased $27.6 million, or 44%, compared to the same period in 2009 primarily reflecting an increase of $12.5 million relating to higher average market prices, a $10.3 million increase in RTO capacity and other charges and the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges which were incurred as a member of PJM.  During the three months ended June 30, 2010, DP&L had a net over-recovery of $4.4 million of such costs compared to a net deferral of $5.6 million during the same period in 2009, resulting in a $10.0 million increase to purchased power costs.  The effect of these increases was partially offset by the impact of higher generation at our plants that had purchased power volumes decrease by an equivalent dollar impact of $5.1 million.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

For the six months ended June 30, 2010:

•                  Fuel costs, which include coal, gas, oil and emission allowance costs, increased $35.5 million, or 23%, compared to the same period in 2009, primarily due to the impact of lower gains realized from the sale of DP&L’s coal and excess emission allowances.  During the six months ended June 30, 2010, DP&L realized $1.3 million and $0.6 million in gains from the sale of coal and excess emission allowances, respectively, compared to $35.1 million and $3.4 million, respectively, during the same period in 2009.  Also contributing to the increase in fuel costs was the impact of a 6% increase in the volume of generation by our plants.  The effect of these increases was partially offset by a 6% decrease in the average cost of fuel consumed per kilowatt-hour due largely to lower coal prices.

•                  Purchased power increased $40.7 million, or 33%, compared to the same period in 2009 primarily reflecting the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges which were incurred as a member of PJM.  During the six months ended June 30, 2010, DP&L had a net over-recovery of $2.2 million of such costs compared to a net deferral of $28.6 million during the same period in 2009, resulting in a $30.8 million increase to purchased power costs.  Also contributing to the higher purchased power costs was an increase of $16.8 million relating to higher average market prices and a $4.6 million increase in RTO capacity and other charges over the same period in 2009.  The effect of these increases was partially offset by the impact of higher generation at our plants that had purchased power volumes decrease by an equivalent dollar impact of $11.4 million.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

DPL — Operation and Maintenance

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2010 vs. 2009	2010 vs. 2009
Group insurance / long-term disability	$5.1	$6.2
Energy efficiency programs (1)	1.8	6.1
Pension	1.1	2.2
Low-income payment program (1)	1.2	2.1
Generating facilities operating and maintenance expenses	(1.4)	(4.5)
Insurance settlement, net	—	(3.4)
Other, net	2.9	3.7
Total operation and maintenance expense	$10.7	$12.4

(1)          There is a corresponding increase to revenues associated with these programs resulting in no impact to net income.

For the three months ended June 30, 2010, Operation and maintenance expense increased $10.7 million, or 14%, compared to the same period in 2009.  This variance was primarily the result of:

•                  increased health insurance and disability costs primarily due to a number of employees filing for long term disability,

•                  higher expenses relating to energy efficiency programs that were put in place for our customers during 2009 and 2010,

•                  increased pension costs due largely to a decline in the values of pension plan assets during 2008 and increased benefit costs, and

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider.

These increases were partially offset by decreases in expenses for generating facilities largely due to lower maintenance activity at jointly-owned production units.

For the six months ended June 30, 2010, Operation and maintenance expense increased $12.4 million, or 8%, compared to the same period in 2009.  This variance was primarily the result of:

•                  increased health insurance and disability costs primarily due to a number of employees filing for long term disability,

•                  higher expenses relating to energy efficiency programs that were put in place for our customers during 2009 and 2010,

•                  increased pension costs due largely to a decline in the values of pension plan assets during 2008 and increased benefit costs, and

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider.

These increases were partially offset by:

•                  decreases in expenses for generating facilities largely due to lower maintenance activity at jointly-owned production units, and

•                  an insurance settlement that reimbursed us for legal costs associated with our litigation against certain former executives.

DPL — Depreciation and Amortization

For the three and six months ended June 30, 2010, there were no material fluctuations in the Depreciation and amortization expense as compared to the same periods in 2009.

DPL — Interest Expense

For the three months ended June 30, 2010, Interest expense decreased $1.9 million compared to the same period in 2009 primarily due to the early redemption in December 2009 of $52.4 million of the $195 million 8.125% Note to DPL Capital Trust II.  For the six months ended June 30, 2010, Interest expense decreased $5.7 million primarily due to the redemption of DPL’s $175 million 8.00% Senior Notes in March 2009 combined with the early redemption of the Note to DPL Capital Trust II referred to above.

DPL — General Taxes

For the three months and six months ended June 30, 2010, General taxes increased $3.7 million and $4.1 million, respectively, to $31.2 million and $63.7 million, respectively, compared to the same periods in 2009.  These increases were primarily the result of higher property tax accruals in 2010 compared to 2009 and an adjustment to future credits against state gross receipt taxes.

DPL — Income Tax Expense

For the three and six months ended June 30, 2010, Income tax expense increased $10.5 million and $10.5 million, respectively, compared to the same periods in 2009 primarily due to the increase in pre-tax income. The decrease in the estimated annual effective tax rate, for the six months ended June 30, 2010, is primarily due to increased benefits from the Section 199 Domestic Production Deduction.

RESULTS OF OPERATIONS — DP&L

Income Statement Highlights — DP&L

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2010	2009	2010	2009

Revenues:
Retail	$281.3	$265.9	$595.4	$574.0
Wholesale	89.6	36.0	165.9	77.0
RTO revenues	19.0	20.7	39.2	45.2
RTO capacity revenues	34.0	29.3	61.4	59.3
Total revenues	$423.9	$351.9	$861.9	$755.5

Cost of revenues:
Fuel costs	$90.0	$90.0	$191.0	$191.7
Gains from sale of coal	(1.1)	(14.4)	(1.3)	(35.1)
Gains from sale of emission allowances	(0.4)	(1.2)	(0.6)	(3.4)
Net fuel	88.5	74.4	189.1	153.2

Purchased power	21.4	14.1	35.0	29.7
RTO charges	26.4	22.2	56.9	52.3
RTO capacity charges	38.1	32.6	68.8	69.0
Recovery / (Deferral) of RTO expenses, net	4.4	(5.6)	2.2	(28.6)
Total purchased power	90.3	63.3	162.9	122.4

Total cost of revenues	178.8	137.7	352.0	275.6

Gross margins (a)	$245.1	$214.2	$509.9	$479.9

Gross margin as a percentage of revenues	57.8%	60.9%	59.2%	63.5%

Operating Income	$97.0	$78.9	$215.4	$203.7

(a)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L — Revenues

Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, DP&L’s retail sales volume is impacted by the number of heating and cooling degree days occurring during a year.  Cooling degree days typically have a more significant impact than heating degree days since some residential customers do not use electricity to heat their homes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Number of days	2010	2009	2010	2009

Heating degree days (a)	365	553	3,423	3,446
Cooling degree days (a)	376	306	376	307

(a)          Heating and cooling degree days are a measure of the relative heating or cooling required for a home or business.  The heating degrees in a day is calculated as the difference of the average actual daily temperature below 65 degrees Fahrenheit.  If the average temperature on March 20th was 40 degrees Fahrenheit, the heating degrees for that day is the 25 degree difference between 65 degrees and 40 degrees.  In a similar manner, cooling degrees in a day are the difference of the average actual daily temperature in excess of 65 degrees Fahrenheit.

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

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2010 vs. 2009	2010 vs. 2009

Retail
Rate	$(1.6)	$4.7
Volume	16.3	16.3
Other miscellaneous	0.7	0.4
Total retail change	$15.4	$21.4

Wholesale
Rate	$16.7	$24.5
Volume	36.9	64.4
Total wholesale change	$53.6	$88.9

RTO capacity and other
RTO capacity and other RTO revenues	$3.0	$(3.9)

Total revenues change	$72.0	$106.4

For the three months ended June 30, 2010, Revenues increased $72.0 million, or 20%, to $423.9 million from $351.9 million in the same period of the prior year.  This increase was primarily the result of higher average wholesale prices, higher retail and wholesale sales volumes, as well as increased RTO capacity and other revenues.

•                  Retail revenues increased $15.4 million resulting primarily from a 6% increase in retail sales volume reflecting increased customer consumption due to increased cooling degree days and improved economic conditions.  Although DP&L had a number of customers that switched their generation service from DP&L to DPLER, an affiliated CRES provider, DP&L continues to provide distribution services to those customers within its service territory.  The decrease in average retail rates was primarily a result of customers switching from DP&L to DPLER for transmission and generation services.  The remaining distribution services are billed at a lower rate, therefore, reducing total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by the implementation of the fuel and energy efficiency riders, increased TCRR and RPM rates, and the incremental effect of the recovery of costs under the EIR.

•                  Wholesale revenues increased $53.6 million for the three months ended June 30, 2010 primarily as a result of a 23% increase in average wholesale prices combined with a 103% increase in wholesale sales volume, due in large part to the effect of the customer switching discussed in the immediately preceding paragraph.  DP&L has wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in a favorable $36.9 million wholesale volume variance as well as a favorable wholesale price variance of $16.7 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $3.0 million compared to the same period in 2009.  This increase to RTO capacity and other revenues was primarily the result of a $4.7 million increase in revenues realized from the PJM capacity auction, partially offset by a $1.7 million decrease in transmission and congestion revenues.

For the six months ended June 30, 2010, Revenues increased $106.4 million, or 14%, to $861.9 million from $755.5 million in the same period of the prior year.  This increase was primarily the result of higher average retail and wholesale prices combined with higher retail and wholesale sales volumes, partially offset by a decrease in RTO capacity and other revenues.

•                  Retail revenues increased $21.4 million, primarily as a result of increased retail sales volumes of 3% reflecting increased customer consumption due to increased cooling degree days and improved economic conditions.  The increase in average retail rates was due largely to the implementation of the fuel and energy efficiency riders, increased TCRR and RPM rates, and the incremental effect of the recovery of costs under the EIR.  These were partially offset by the impact of customers switching from DP&L to DPLER for transmission and generation services.  The remaining distributions services are billed at a lower rate, therefore, reducing total average retail rates.  DP&L provides distribution services to those customers within its service territory who have elected to switch their generation service to DPLER.  The above resulted in a favorable $16.3 million retail sales volume variance and a favorable $4.7 million retail price variance.

•                  Wholesale revenues increased $88.9 million for the six months ended June 30, 2010 primarily as a result of a 17% increase in average wholesale prices combined with an 84% increase in wholesale sales volume due in large part to the effect of the customer switching discussed in the immediately preceding paragraph.  DP&L has wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in a favorable $64.4 million wholesale sales volume variance and a favorable wholesale price variance of $24.5 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $3.9 million compared to the same period in 2009.  This decrease to RTO capacity and other revenues was primarily the result of a $6.0 million decrease in transmission and congestion revenues, partially offset by an increase of $2.1 million in revenues realized from the PJM capacity auction.

DP&L — Cost of Revenues

For the three months ended June 30, 2010:

•                  Fuel costs, which include coal, gas, oil, and emission allowance costs, increased $14.1 million, or 19%, compared to the same period in 2009, primarily due to the impact of lower gains realized from the sale of DP&L’s coal and excess emission allowances.  During the three months ended June 30, 2010, DP&L realized $1.1 million and $0.4 million in gains from the sale of coal and excess emission allowances, respectively, compared to $14.4 million and $1.2 million, respectively, during the same period in 2009.  Also contributing to the increase in fuel costs was the impact of an 8% increase in the volume of generation by our plants.  The effect of these increases was partially offset by a 7% decrease in the average cost of fuel consumed per kilowatt-hour due largely to lower coal prices.

•                  Purchased power increased $27.0 million, or 43%, compared to the same period in 2009, primarily reflecting an increase of $12.5 million relating to higher average market prices and the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges which were incurred as a member of PJM.  During the three months ended June 30, 2010, DP&L had a net over-recovery of $4.4 million of such costs compared to a net deferral of $5.6 million during the same period in 2009, resulting in a $10.0 million increase to purchased power costs.  Also contributing to the higher purchased power costs was a $9.7 million increase in RTO capacity and other charges over the same period in 2009.  The effect of these increases was partially offset by the impact of higher generation at our plants that had purchased power volumes decrease by an equivalent dollar impact of $5.1 million.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

For the six months ended June 30, 2010:

•                  Fuel costs, which include coal, gas, oil, and emission allowance costs, increased $35.9 million, or 23%, compared to the same period in 2009, primarily due to the impact of lower gains realized from the sale of DP&L’s coal and excess emission allowances.  During the six months ended June 30, 2010, DP&L realized $1.3 million and $0.6 million in gains from the sale of coal and excess emission allowances, respectively, compared to $35.1 million and $3.4 million, respectively, during the same period in 2009.  Also contributing to the increase in fuel costs was the impact of a 6% increase in the volume of generation by our plants.  The effect of these increases was partially offset by a 6% decrease in the average cost of fuel consumed per kilowatt-hour due largely to lower coal prices.

•                  Purchased power increased $40.5 million, or 33%, compared to the same period in 2009, primarily reflecting the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges which were incurred as a member of PJM.  During the six months ended June 30, 2010, DP&L had a net over-recovery of $2.2 million of such costs compared to a net deferral of $28.6 million during the same period in 2009, resulting in a $30.8 million increase to purchased power costs.  Also contributing to the higher purchased power costs was an increase of $16.7 million relating to higher average market prices and a $4.4 million increase in RTO capacity and other charges over the same period in 2009.  The effect of these increases was partially offset by the impact of higher generation at our plants that had purchased power volumes decrease by an equivalent dollar impact of $11.4 million.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

DP&L — Operation and Maintenance

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2010 vs. 2009	2010 vs. 2009
Group insurance / long-term disability	$5.0	$6.1
Energy efficiency programs (1)	1.8	6.1
Pension	1.1	2.2
Low-income payment program (1)	1.2	2.1
Generating facilities operating and maintenance expenses	(1.4)	(4.5)
Other, net	2.8	2.2
Total operation and maintenance expense	$10.5	$14.2

(1)          There is a corresponding increase to Revenues associated with these programs resulting in no impact to Net income.

For the three months ended June 30, 2010, Operation and maintenance expense increased $10.5 million, or 14%, compared to the same period in 2009.  This variance was primarily the result of:

•                  increased health insurance and disability costs primarily due to a number of employees filing for long term disability,

•                  higher expenses relating to energy efficiency programs that were put in place for our customers during 2009 and 2010,

•                  increased pension costs due largely to a decline in the values of pension plan assets during 2008 and increased benefit costs, and

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider.

These increases were partially offset by decreases in expenses for generating facilities largely due to lower maintenance activity at jointly-owned production units.

For the six months ended June 30, 2010, Operation and maintenance expense increased $14.2 million, or 9%, compared to the same period in 2009.  This variance was primarily the result of:

•                  increased health insurance and disability costs primarily due to a number of employees filing for long term disability,

•                  higher expenses relating to energy efficiency programs that were put in place for our customers during 2009 and 2010,

•                  increased pension costs due largely to a decline in the values of pension plan assets during 2008 and increased benefit costs, and

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider.

These increases were partially offset by decreases in expenses for generating facilities largely due to lower maintenance activity at jointly-owned production units.

DP&L — Depreciation and Amortization

For the three months and six months ended June 30, 2010, there were no material fluctuations in the Depreciation and amortization expense as compared to the same periods in 2009.

DP&L — General Taxes

For the three months and six months ended June 30, 2010, General taxes increased $2.3 million and $2.7 million, respectively, compared to the same periods in 2009.  These increases were primarily the result of higher property tax accruals in 2010 compared to 2009 and an adjustment to future credits against state gross receipt taxes.

DP&L — Income Tax Expense

For the three and six months ended June 30, 2010, Income tax expense increased $6.5 million and $2.9 million, respectively, compared to the same periods in 2009, primarily reflecting an increase in pre-tax book income.  The increased tax expense for the six month period ended June 30, 2010, compared to the same period in 2009, primarily reflects an increase in pre-tax book income combined with a decrease in the estimated annual effective tax rate due to the increased benefits from the Section 199 Domestic Production Deduction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  The following table provides a summary of the cash flows for DPL and DP&L:

DPL

	Six months ended
	June 30,
$ in millions	2010	2009

Net cash provided by operating activities	$204.9	$182.7
Net cash used for investing activities	(120.2)	(81.4)
Net cash used for financing activities	(72.2)	(108.0)

Net change	$12.5	$(6.7)
Cash and cash equivalents at beginning of period	74.9	62.5
Cash and cash equivalents at end of period	$87.4	$55.8

Cash and cash equivalents for DPL amounted to $87.4 million at June 30, 2010.  At that date, DPL also had short-term investments amounting to $47.0 million.

DP&L

	Six months ended
	June 30,
$ in millions	2010	2009

Net cash provided by operating activities	$205.1	$160.7
Net cash used for investing activities	(71.6)	(84.7)
Net cash used for financing activities	(150.4)	(73.7)

Net change	$(16.9)	$2.3
Cash and cash equivalents at beginning of period	57.1	20.8
Cash and cash equivalents at end of period	$40.2	$23.1

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

DPL — Net Cash provided by Operating Activities

DPL’s Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2010	2009

Earnings from continuing operations	$132.4	$111.3
Depreciation and amortization	73.1	71.7
Deferred income taxes	6.4	20.5
Contribution to pension plan	(20.0)	—
Regulatory expenditures under TCRR/RPM	2.2	(15.1)
Other	10.8	(5.7)
Net cash provided by operating activities	$204.9	$182.7

For the six months ended June 30, 2010, Net cash provided by operating activities was primarily a result of earnings from continuing operations adjusted for noncash depreciation and amortization, combined with the following significant transactions:

•      The $6.4 million increase to Deferred income taxes primarily results from a $7.0 million temporary difference due to a pension contribution and other temporary differences arising from routine changes in balance sheet accounts.

•      In February 2010, DP&L contributed $20.0 million to the defined benefit pension plan.

•      $2.2 million of cash collected to pay for transmission, capacity and other PJM-related costs incurred during 2010, in excess of cash expenditures.  These costs reduced the Regulatory asset in accordance with the provisions of GAAP relating to regulatory accounting (see Note 3 of Notes to Condensed Consolidated Financial Statements) and are expected to reduce the amount to be collected from customers in future periods.

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

For the six months ended June 30, 2009, Net cash provided by operating activities was primarily a result of earnings from continuing operations adjusted for noncash depreciation and amortization combined with the following significant transactions:

•      Deferred income taxes increased by $129.3 million.  Of that amount, $20.5 million was primarily driven by temporary differences arising from routine changes in balance sheet accounts.  The remaining $108.8 million increase during the six months ended June 30, 2009 reflects a non-cash entry, recorded by DP&L, increasing non-current deferred tax liabilities.  The offset to this entry was an increase to current tax receivable of $79.9 million and a reduction of income tax liabilities of $28.9 million.  This entry was the result of the recognition of certain tax benefits for the 2008 and 2009 tax years relating to a change in the tax method for deductions pertaining to repairs, depreciation and mixed service costs.

•      $15.1 million of cash used to pay for transmission, capacity and other PJM-related costs incurred during the six months ended June 30, 2009.  These costs were recorded as a Regulatory asset in accordance with the provisions of GAAP relating to regulatory accounting (see Note 3 of Notes to Condensed Consolidated Financial Statements) and are expected to be collected from customers during future years.

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

DP&L — Net Cash provided by Operating Activities

DP&L’s Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2010	2009

Net income	$131.5	$123.8
Depreciation and amortization	68.0	66.6
Deferred income taxes	5.8	20.3
Contribution to pension plan	(20.0)	—
Regulatory expenditures under TCRR/RPM	2.2	(15.1)
Other	17.6	(34.9)
Net cash provided by operating activities	$205.1	$160.7

For the six months ended June 30, 2010 and 2009, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.

DPL and DP&L — Net Cash used for Investing Activities

DPL and DP&L’s Net cash used for investing activities for the six months ended June 30, 2010 and 2009 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2010	2009

DP&L
Environmental and renewable energy capital expenditures	$(7.2)	$(19.0)
Other plant-related asset acquisitions, net	(66.3)	(67.7)
Other	1.9	2.0
DP&L’s Net cash used for investing activities	$(71.6)	$(84.7)

DPL
Proceeds from maturity of short-term investments	14.2	10.1
Purchases of short-term investments	(61.2)	(5.1)
Other	(1.6)	(1.7)
DPL’s Net cash used for investing activities	$(120.2)	$(81.4)

For both periods, the environmental-related capital expenditures relate to cash outflows incurred during the installation and upgrades of equipment relating to FGD, SCR and alternative energy initiatives.  Other plant-related asset acquisitions relate to investments in other generation, transmission and distribution equipment.

For the six months ended June 30, 2010, DP&L continued to see reductions in its environmental capital expenditures due to the completion of FGD and SCR projects.  The expenditures incurred during 2010 relate primarily to the construction of a solar energy facility at Yankee station.  DP&L also continued to make upgrades and other investments in other generation, transmission and distribution equipment.  During this period, DPL also purchased a net $32 million of VRDN securities from various institutional securities brokers as well as $15 million of investment-grade fixed income corporate bonds.  The VRDN securities are backed by irrevocable letters of credit.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

For the six months ended June 30, 2009, DP&L’s cash outflows associated with environmental-related expenditures primarily relate to FGD and SCR equipment installation.  During this period, DPL paid $5.1 million to purchase VRDN securities from various institutional securities brokers.  In addition, DPL received $5.0 million from the maturity of its held-to-maturity bond investments and $5.1 million from the tender of the aforementioned purchased VRDN securities.

DPL — Net Cash used for Financing Activities

DPL’s Net cash used for financing activities for the six months ended June 30, 2010 and 2009 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2010	2009

Dividends paid on common stock	$(69.9)	$(63.8)
Repurchase of DPL common stock	(3.9)	—
Retirement of long-term debt	—	(175.0)
Repurchase of warrants	—	(15.9)
Withdrawals from revolving credit facility, net	—	140.0
Withdrawal of restricted funds held in trust	—	6.7
Other	1.6	—
Net cash used for financing activities	$(72.2)	$(108.0)

For the six months ended June 30, 2010, DPL paid common stock dividends of $69.9 million.  In addition, under a stock repurchase program approved by the Board of Directors in October 2009 (see Note 11 of Notes to Condensed Consolidated Financial Statements), DPL repurchased approximately 145,915 DPL common shares for $3.9 million.

For the six months ended June 30, 2009, DPL retired $175 million of long-term debt, paid common stock dividends of $63.8 million, and repurchased approximately 7.1 million warrants at a total cost of $15.9 million.  DPL’s cash inflows included net withdrawals of $140 million from its revolving credit facility and withdrawals of $6.7 million from restricted funds held in trust to pay for environmental-related capital expenditures.

DP&L — Net Cash used for Financing Activities

DP&L’s Net cash used for financing activities for the six months ended June 30, 2010 and 2009 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2010	2009

Dividends paid on common stock to parent	$(150.0)	$(220.0)
Withdrawals from revolving credit facility, net	—	140.0
Withdrawal of restricted funds held in trust	—	6.7
Other	(0.4)	(0.4)
Net cash used for financing activities	$(150.4)	$(73.7)

For the six months ended June 30, 2010, DP&L’s Net cash used for financing activities primarily relates to $150 million in dividends paid to DPL.

For the six months ended June 30, 2009, DP&L paid $220 million in dividends to DPL and made net withdrawals of $140 million from its revolving credit facility and withdrawals of $6.7 million from restricted funds held in trust to pay for environmental-related capital expenditures.

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

				Amounts
				available at
$ in millions	Type	Maturity	Commitment	June 30, 2010

DP&L	Revolving	November 2011	$220.0	$220.0

DP&L	Revolving	April 2013	$200.0	$200.0

			$420.0	$420.0

Each revolving credit facility has a $50 million Letter of Credit (LOC) sublimit.  As of June 30, 2010 and through the date of filing this quarterly report on Form 10-Q, there were no outstanding LOCs on either facility.

Cash and cash equivalents for DPL and DP&L amounted to $87.4 million and $40.2 million, respectively, at June 30, 2010.  At that date, DPL also had short-term investments amounting to $47.0 million.

Capital Requirements

DPL’s construction additions were $62.4 million and $72.5 million during the six month periods ended June 30, 2010 and 2009, respectively.  DPL is expected to spend approximately $210 million in 2010 on construction additions.  Planned construction additions for 2010 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

DP&L’s construction additions were $60.8 million and $71.5 million during the six month periods ended June 30, 2010 and 2009, respectively.  DP&L is expected to spend approximately $198 million in 2010 on construction additions.  Planned construction additions for 2010 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

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

Credit Ratings

The following table outlines the debt credit ratings and outlook of each company, along with the dates of each rating and outlook for DPL and DP&L.

	DPL(a)	DP&L(b)	Outlook	Date

Fitch Ratings	A-	AA-	Stable	November 2009
Moody’s Investors Service	Baa1	Aa3	Stable	June 2010
Standard & Poor’s Corp.	BBB+	A	Stable	April 2010

(a)         Credit rating relates to DPL’s Senior Unsecured debt.

(b)         Credit rating relates to DP&L’s Senior Secured debt.

Off-Balance Sheet Arrangements

DPL — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned generating subsidiaries, DPLE and DPLER providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE and DPLER on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s and DPLER’s intended commercial purposes.  There have been no material changes to our guarantees as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Through June 30, 2010, neither DPL nor DP&L have incurred any losses related to the guarantees of DPLE’s and DPLER’s obligations and we believe it is unlikely that either DPL or DP&L would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s and DPLER’s obligations.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2010 under contract, sales requirements may change, particularly for retail load.  To the extent we are not able to hedge against price volatility or recover increases through our fuel rider that began in January 2010; our results of operations, financial position or cash flows could be materially affected.

The following table provides a reconciliation of the changes in the balance of our commodity derivatives included on our balance sheets at June 30, 2010:

$ in millions	2010

Fair Value of Commodity Derivative Contracts:
Outstanding net asset / (liability) at January 1, 2010	$(1.4)
Gains / (losses) on settled contracts	(4.7)
Changes in fair value on contracts still held	0.9
Outstanding net asset / (liability) at June 30, 2010	$(5.2)

The impact of the change in the fair values of the commodity derivative contracts between January 1, 2010 and June 30, 2010 is detailed in the table below:

Six Months
Ended
$ in millions	June 30, 2010

Effect on the statements of results of operations:	$6.2

Effect on the balance sheets:
Accumulated other comprehensive income	$(3.5)
Net collateral	(1.1)
Regulatory liability (net)	0.4
Partner payable	1.8
Total net change on balance sheets	$(2.4)

Total net change	$3.8

The net asset/liability of the MTM positions above is expected to mature within the next three years.

For purposes of potential risk analysis, we use a sensitivity analysis to quantify potential impacts of market rate changes on the statements of results of operations.  The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Approximately 18% of DPL’s and 29% of DP&L’s electric revenues for the three months ended June 30, 2010 and approximately 17% of DPL’s and 26% of DP&L’s electric revenues for the six months ended June 30, 2010 were from sales of excess energy and capacity in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

The table below provides the effect on annual Net income as of June 30, 2010, of a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power:

$ in millions	DPL	DP&L

Effect of 10% change in price per MWh	$10.1	$18.9

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the three and six months ended June 30, 2010 were 33% and 34%, respectively, and in the three and six months ended June 30, 2009 were 32% and 33%, respectively.  DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs were 34% and 35% for the three and six months ended June 30, 2010, respectively, and in the three and six months ended June 30, 2009 were 32% and 33%, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2010 under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We do not expect to purchase SO2 allowances for 2010; however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2010 depending on NOx emissions.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L is allowed to recover its Ohio retail jurisdictional share of fuel and purchased power costs, of approximately 75%, as part of the fuel rider approved by the PUCO.  The table below provides the effect on annual Net income as of June 30, 2010, of a hypothetical increase or decrease of 10% adjusted for the approximate 75% recovery in the prices of fuel and purchased power:

$ in millions	DPL	DP&L

Effect of 10% change in fuel and purchased power	$7.7	$7.6

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by interest rate fluctuations.  DPL has fixed-rate long-term debt and DP&L has both fixed and variable-rate long-term debt.  DP&L’s variable-rate debt is tied to publicly held pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indices can be affected by market demand, supply, market interest rates and other economic conditions.

We partially hedge against interest rate fluctuations by entering into interest rate swap agreements to effectively fix or limit the interest rate exposure on the underlying financing.  As of June 30, 2010, we have entered into interest rate hedging relationships with an aggregate notional amount of $200 million related to planned future borrowing activities in calendar year 2011.  In addition, we entered into an interest rate hedging relationship during July 2010 with an aggregate notional amount of $10 million related to planned future borrowing activities in calendar year 2013.  We are locking in our exposure to changes in interest rates since we believe the market interest rates at which we will be able to borrow in the future may increase.

The carrying value of DPL’s debt was $1,323.9 million at June 30, 2010, consisting of DP&L’s first mortgage bonds, DP&L’s debt related to tax-exempt pollution control bonds, DP&L’s revolving credit facilities, DPL’s unsecured notes and DP&L’s capital lease.  The fair value of this debt was $1,333.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DPL

							Carrying value at	Fair value at
							June 30,	June 30,
$ in millions	2010	2011	2012	2013	2014	Thereafter	2010 (a)	2010 (a)
Long-term debt

Variable-rate debt	$100.0	$—	$—	$—	$—	$—	$100.0 (b)	$100.0
Average interest rate	0.2%	N/A	N/A	N/A	N/A	N/A	0.2%

Fixed-rate debt	$0.2	$297.4	$—	$470.0	$—	$456.3	$1,223.9	$1,233.6
Average interest rate	1.9%	6.9%	N/A	5.1%	N/A	5.8%	5.8%

Total							$1,323.9	$1,333.6

(a)         Fixed rate debt totals include unamortized debt discounts.

(b)         Shown as current since LOC facility will expire in December 2010, at which point the bondholders could put the bonds to DP&L.  Management continues to monitor and evaluate market conditions and intends to seek a renewal of this standby LOC.

The carrying value of DP&L’s debt was $884.0 million at June 30, 2010, consisting of its first mortgage bonds, debt tied to tax-exempt pollution control bonds, revolving credit facilities and a capital lease.  The fair value of this debt was $871.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L

							Carrying value at	Fair value at
							June 30,	June 30,
$ in millions	2010	2011	2012	2013	2014	Thereafter	2010 (a)	2010 (a)
Long-term debt

Variable-rate debt	$100.0	$—	$—	$—	$—	$—	$100.0 (b)	$100.0
Average interest rate	0.2%	N/A	N/A	N/A	N/A	N/A	0.2%

Fixed-rate debt	$0.2	$—	$—	$470.0	$—	$313.8	$784.0	$771.8
Average interest rate	1.9%	N/A	N/A	5.1%	N/A	4.8%	5.0%

Total							$884.0	$871.8

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

Debt maturities occurring in 2010 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at June 30, 2010 for which an immediate adverse market movement causes a potential material impact on our financial position, results of operations, or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of June 30, 2010 we did not hold any market risk sensitive instruments which were entered into for trading purposes.

DPL

	Carrying value at		Fair value at	One Percent
	June 30,		June 30,	Interest Rate
$ in millions	2010		2010	Risk
Long-term debt

Variable-rate debt	$100.0	(a)	$100.0	$1.0

Fixed-rate debt	1,223.9		1,233.6	12.3

Total	$1,323.9		$1,333.6	$13.3

DP&L

	Carrying value at		Fair value at	One Percent
	June 30,		June 30,	Interest Rate
$ in millions	2010		2010	Risk
Long-term debt

Variable-rate debt	$100.0	(a)	$100.0	$1.0

Fixed-rate debt	784.0		771.8	7.7

Total	$884.0		$871.8	$8.7

(a)         Shown as current since related LOCs will expire in December 2010, at which point the bonds are subject to mandatory purchase.  Management continues to monitor and evaluate market conditions and is exploring a renewal of these standby LOCs or alternative financing arrangements.

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt, excluding capital lease obligations, primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,223.9 million of fixed-rate debt and not on DPL’s financial position or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DP&L’s $100 million variable-rate long-term debt outstanding as of June 30, 2010.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $784.0 million of fixed-rate debt and not on DP&L’s financial position or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $100 million variable-rate long-term debt outstanding as of June 30, 2010.

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

ELECTRIC SALES AND REVENUES

	DPL				DP&L (a)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Electric sales (millions of kWh)
Residential	1,114	1,024	2,709	2,625	1,114	1,024	2,709	2,625
Commercial	924	922	1,810	1,838	906	922	1,789	1,838
Industrial	977	853	1,778	1,613	972	853	1,772	1,613
Other retail	360	358	697	696	359	358	696	696
Total retail (a)	3,375	3,157	6,994	6,772	3,351	3,157	6,966	6,772

Wholesale (a)	786	553	1,545	1,124	788	538	1,534	1,078

Total	4,161	3,710	8,539	7,896	4,139	3,695	8,500	7,850

Operating revenues ($ in thousands)
Residential	$146,003	$115,609	$326,089	$275,860	$145,995	$115,609	$326,076	$275,860
Commercial	93,422	82,087	182,422	162,642	80,673	81,100	160,008	161,723
Industrial	72,270	57,035	129,871	110,876	34,624	45,904	71,864	90,990
Other retail	28,363	25,246	54,790	48,966	17,069	21,073	32,870	41,238
Other miscellaneous revenues	2,609	2,138	4,095	4,113	2,878	2,186	4,561	4,178
Total retail (a)	342,667	282,115	697,267	602,457	281,239	265,872	595,379	573,989

Wholesale (a)	39,116	19,679	79,349	50,583	89,538	35,873	165,880	76,951

RTO revenues	60,495	56,119	113,923	117,031	53,195	50,167	100,684	104,580

Other revenues	3,195	3,231	6,132	6,093	—	—	—	—

Total	$445,473	$361,144	$896,671	$776,164	$423,972	$351,912	$861,943	$755,520

Electric customers at end of period
Residential	455,594	455,809	455,594	455,809	455,594	455,809	455,594	455,809
Commercial	50,429	50,109	50,429	50,109	50,128	50,109	50,128	50,109
Industrial	1,801	1,788	1,801	1,788	1,764	1,788	1,764	1,788
Other	6,659	6,546	6,659	6,546	6,656	6,546	6,656	6,546

Total	514,483	514,252	514,483	514,252	514,142	514,252	514,142	514,252

(a)  DP&L sold 1,033 million kWh and 361 million kWh of power to DPLER (a subsidiary of DPL) during the three months ended June 30, 2010 and 2009, respectively.  DP&L sold 1,753 million kWh and 712 million kWh of power to DPLER during the six months ended June 30, 2010 and 2009, respectively.  These kWh sales are not included in DP&L wholesale sales volumes in the chart above.  These kWh sales also relate to DP&L retail customers within the DP&L service territory for distribution services and their inclusion in wholesale sales would result in a double counting of kWh volume.  The dollars of operating revenues associated with these sales are classified as wholesale revenues on DP&L’s financial statements and retail revenues for DPL.

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

There was no change in our internal control over financial reporting during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

PART II

Item 1 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below) and to comply with applicable laws and regulations will not exceed the amounts reflected in our Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2010, cannot be reasonably determined.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and Quarterly Report on Form 10-Q for the three months ended March 31, 2010, and the Notes to the Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in this Item 1 is limited to certain recent developments concerning our legal proceedings, as well as certain new legal proceedings, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

As we have previously disclosed, on or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by a memorandum (the Memorandum) that had been sent on March 10, 2004, by DPL’s and DP&L’s Corporate Controller to the Chairman of the Audit Committee of our Board of Directors expressing the Corporate Controller’s “concerns, perspectives and viewpoints” regarding financial reporting and governance issues within DPL and DP&L.  On May 7, 2010, DPL received confirmation from the SEC’s Division of Enforcement that it had completed its investigation as to DPL and did not intend to recommend any action at this time.

Information concerning other legal proceedings discussed in Item 1 — Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) under the headings “Air Quality — Litigation Involving Co-Owned Plants,” “Land Use and Solid Waste Disposal,” and “Legal and Other Matters,” and in Item 2 — OHIO REGULATORY MATTERS, of Part I of this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A — Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report on Form 10-K.  The Form 10-K may be obtained as discussed on Page 5 of this report.  If any of these events occur, our business, financial position or results of operation could be materially affected.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Removed and Reserved

Item 5 — Other Information

None

Item 6 — Exhibits

Exhibit
DPL Inc.	DP&L	Number	Exhibit	Location
X	X	10(a)

Credit Agreement, dated as of April 20, 2010, among the Dayton Power and Light Company, Bank of America, N.A., as Administrative Agent and an L/C Issuer, PNC Capital Markets, LLC and U.S. Bank, National Association, as Co-Syndication Agents, and the other lenders party to the Credit Agreement

Exhibit 10.1 for Form 8-K filed April 22, 2010 (File No. 1-2385)

X	X	10(b)*	Participation Agreement dated May 14, 2010, among DPL Inc., The Dayton Power and Light Company and Bryce W. Nickel	Filed herewith as Exhibit 10(b)

X	X	10(c)*	Participation Agreement dated May 14, 2010, among DPL Inc., The Dayton Power and Light Company and Kevin W. Crawford	Filed herewith as Exhibit 10(c)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

Exhibit
DPL Inc.	DP&L	Number	Exhibit	Location
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS

X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH

X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL

X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF

X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB

X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	July 29, 2010	/s/ Paul M. Barbas
Paul M. Barbas
President and Chief Executive Officer
(principal executive officer)

	July 29, 2010	/s/ Frederick J. Boyle
Frederick J. Boyle
Senior Vice President, Chief Financial Officer,
and Treasurer
(principal financial officer)

	July 29, 2010	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President, Controller and Chief Accounting Officer
(principal accounting officer)