Form 10-Q
period 2011-03-31
DAYTON POWER & LIGHT CO; DPL INC
filed 2011-04-29
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

	Large			Smaller
	accelerated	Accelerated	Non-accelerated	reporting
	filer	filer	filer	company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐ No ☒
The Dayton Power and Light Company	Yes ☐ No ☒

As of April 26, 2011, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	116,937,910

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

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

ESOP	Employee Stock Ownership Plan

ESP	Electric Security Plans, filed with the PUCO pursuant to Ohio law

FASB	Financial Accounting Standards Board

FASC	FASB Accounting Standards Codification

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

kWh	Kilowatt hours

LOC	Letter of Credit

MC Squared	MC Squared Energy Services, LLC, a wholly-owned retail electricity supplier of DPLER that was purchased on February 28, 2011.

MRO	Market Rate Option

MTM	Mark to Market

Abbreviation or Acronym	Definition

MVIC	Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries

MWh	Megawatt hours

NERC	North American Electric Reliability Corporation

NOV	Notice of Violation

NOx	Nitrogen Oxide

NYMEX	New York Mercantile Exchange

OAQDA	Ohio Air Quality Development Authority

OCC	Ohio Consumers’ Counsel

ODT	Ohio Department of Taxation

Ohio EPA	Ohio Environmental Protection Agency

OTC	Over-The-Counter

OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest

PJM	PJM Interconnection, L.L.C., a regional transmission organization

PRP	Potentially Responsible Party

PUCO	Public Utilities Commission of Ohio

RSU	Restricted Stock Units

RTO	Regional Transmission Organization

RPM	Reliability Pricing Model

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

SCR	Selective Catalytic Reduction

SEC	Securities and Exchange Commission

SECA	Seams Elimination Charge Adjustment

SERP	Supplemental Executive Retirement Plan

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur Dioxide

SSO	Standard Service Offer which represents the regulated rates, authorized by the PUCO, charged to retail customers within DP&L’s service territory.

TCRR	Transmission Cost Recovery Rider

USEPA	U.S. Environmental Protection Agency

USF	Universal Service Fund

VRDN	Variable Rate Demand Note

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

Forward-looking Statements:  Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please see page 54 for more information about forward-looking statements contained in this report.

Part 1 — Financial Information

This report includes the combined filing of DPL and DP&L.  DP&L is the principal subsidiary of DPL providing approximately 90% of DPL’s total consolidated gross margin and approximately 93% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Item 1 — Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
$ in millions except per share amounts	2011	2010

Revenues	$494.7	$451.2

Cost of revenues:
Fuel	99.8	101.9
Purchased power	120.8	72.8
Total cost of revenues	220.6	174.7

Gross margin	274.1	276.5

Operating expenses:
Operation and maintenance	98.6	80.6
Depreciation and amortization	35.1	37.4
General taxes	38.8	32.5
Total operating expenses	172.5	150.5

Operating income	101.6	126.0

Other income / (expense), net:
Investment income	0.1	0.1
Interest expense	(16.9)	(17.9)
Charge for early redemption of debt	(15.3)	—
Other expense	(1.2)	(0.8)
Total other income / (expense), net	(33.3)	(18.6)

Earnings before income tax	68.3	107.4

Income tax expense	24.8	36.4

Net income	$43.5	$71.0

Average number of common shares outstanding (millions):
Basic	114.0	115.6
Diluted	114.5	116.2

Earnings per share of common stock:
Basic	$0.38	$0.61
Diluted	$0.38	$0.61

Dividends paid per share of common stock	$0.3325	$0.3025

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
$ in millions	2011	2010
Cash flows from operating activities:
Net income	$43.5	$71.0
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	35.1	37.4
Deferred income taxes	33.7	10.5
Unamortized investment tax credit	(0.7)	(0.7)
Charge for early redemption of debt	15.3	—
Changes in certain assets and liabilities:
Accounts receivable	11.9	(3.1)
Inventories	0.4	3.0
Taxes applicable to subsequent years	15.9	14.9
Deferred regulatory costs, net	12.8	(2.5)
Accounts payable	(5.1)	6.4
Accrued taxes payable	(28.4)	(0.8)
Accrued interest payable	(1.2)	(5.6)
Pension, retiree and other benefits	(41.2)	(21.1)
Insurance and claims costs	2.2	—
Other	(2.2)	13.2
Net cash provided by operating activities	92.0	122.6

Cash flows from investing activities:
Capital expenditures	(43.0)	(39.8)
Purchase of MC Squared	(8.2)	—
Purchases of short-term investments and securities	(1.7)	(33.7)
Sales of short-term investments and securities	60.8	—
Other	2.1	2.2
Net cash provided by / used for investing activities	10.0	(71.3)

Cash flows from financing activities:
Dividends paid on common stock	(37.8)	(35.0)
Early redemption of Capital Trust II debt	(122.0)	—
Premium paid for early redemption of debt	(12.2)	—
Payment of MC Squared debt	(13.5)	—
Withdrawals from revolving credit facilities	50.0	—
Repayment of borrowing from revolving credit facilities	(20.0)	—
Repurchase of DPL common stock	—	(3.9)
Other	—	1.6
Net cash used for financing activities	(155.5)	(37.3)

Cash and cash equivalents:
Net change	(53.5)	14.0
Balance at beginning of period	124.0	74.9
Cash and cash equivalents at end of period	$70.5	$88.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18.1	$23.7
Income taxes refunded, net	$—	$5.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$18.3	$13.3
Long-term liability incurred for purchase of assets	$18.7	$—

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$70.5	$124.0
Short-term investments	10.0	69.3
Accounts receivable, net (Note 2)	212.3	215.5
Inventories (Note 2)	114.9	115.3
Taxes applicable to subsequent years	47.7	63.7
Other prepayments and current assets	58.9	40.6
Total current assets	514.3	628.4

Property, plant and equipment:
Property, plant and equipment	5,425.2	5,353.6
Less: Accumulated depreciation and amortization	(2,600.0)	(2,555.2)
	2,825.2	2,798.4

Construction work in process	120.5	119.7
Total net property, plant and equipment	2,945.7	2,918.1

Other noncurrent assets:
Regulatory assets (Note 3)	181.1	189.0
Other deferred assets	83.0	77.8
Total other noncurrent assets	264.1	266.8

Total Assets	$3,724.1	$3,813.3

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

			At	At
			March 31,	December 31,
$ in millions			2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)			$297.6	$297.5
Accounts payable			93.5	98.7
Accrued taxes			39.7	68.1
Accrued interest			17.3	18.4
Revolving credit borrowings			30.0	—
Customer security deposits			18.5	18.7
Other current liabilities			40.7	40.9
Total current liabilities			537.3	542.3

Noncurrent liabilities:
Long-term debt (Note 5)			923.2	1,026.6
Deferred taxes (Note 6)			660.4	625.4
Regulatory liabilities (Note 3)			132.2	124.0
Pension, retiree and other benefits			27.5	64.9
Unamortized investment tax credit			31.7	32.4
Insurance and claims costs			12.3	10.1
Other deferred credits			146.5	146.2
Total noncurrent liabilities			1,933.8	2,029.6

Redeemable preferred stock of subsidiary			22.9	22.9

Commitments and contingencies (Note 14)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:
	March 2011	December 2010
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	116,931,350	116,924,844	1.2	1.2
Warrants			2.7	2.7
Common stock held by employee plans			(9.9)	(12.5)
Accumulated other comprehensive loss			(16.6)	(18.9)
Retained earnings			1,252.7	1,246.0
Total common shareholders’ equity			1,230.1	1,218.5

Total Liabilities and Shareholders’ Equity			$3,724.1	$3,813.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
$ in millions	2011	2010

Revenues	$463.8	$438.0

Cost of revenues:
Fuel	98.6	100.6
Purchased power	117.8	72.6
Total cost of revenues	216.4	173.2

Gross margin	247.4	264.8

Operating expenses:
Operation and maintenance	91.4	79.3
Depreciation and amortization	33.1	34.8
General taxes	33.6	32.3
Total operating expenses	158.1	146.4

Operating income	89.3	118.4

Other income / (expense), net:
Investment income	0.6	0.5
Interest expense	(9.7)	(9.4)
Other expense	(0.5)	(0.6)
Total other income / (expense), net	(9.6)	(9.5)

Earnings before income tax	79.7	108.9

Income tax expense	27.0	36.8

Net income	52.7	72.1

Dividends on preferred stock	0.2	0.2

Earnings on common stock	$52.5	$71.9

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
$ in millions	2011	2010
Cash flows from operating activities:
Net income	$52.7	$72.1
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	33.1	34.8
Deferred income taxes	33.3	9.9
Unamortized investment tax credit	(0.7)	(0.7)
Changes in certain assets and liabilities:
Accounts receivable	11.9	4.7
Inventories	0.4	2.7
Taxes applicable to subsequent years	15.7	14.8
Deferred regulatory costs, net	12.8	(2.5)
Accounts payable	(4.0)	6.0
Accrued taxes payable	(28.9)	0.5
Accrued interest payable	7.6	2.2
Pension, retiree and other benefits	(41.2)	(21.1)
Other	(8.7)	11.4
Net cash provided by operating activities	84.0	134.8

Cash flows from investing activities:
Capital expenditures	(42.4)	(39.4)
Other	2.0	2.2
Net cash used for investing activities	(40.4)	(37.2)

Cash flows from financing activities:
Dividends paid on common stock to parent	(70.0)	(90.0)
Dividends paid on preferred stock	(0.2)	(0.2)
Withdrawals from revolving credit facilities	50.0	—
Repayment of borrowings from revolving credit facilities	(20.0)	—
Net cash used for financing activities	(40.2)	(90.2)

Cash and cash equivalents:
Net change	3.4	7.4
Balance at beginning of period	54.0	57.1
Cash and cash equivalents at end of period	$57.4	$64.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2.3	$7.6
Income taxes refunded, net	$—	$5.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$18.3	$13.3
Long-term liability incurred for the purchase of assets	$18.7	$—

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$57.4	$54.0
Accounts receivable, net (Note 2)	166.3	178.0
Inventories (Note 2)	113.7	114.2
Taxes applicable to subsequent years	47.1	62.8
Other prepayments and current assets	49.6	42.7
Total current assets	434.1	451.7

Property, plant and equipment:
Property, plant and equipment	5,160.7	5,093.7
Less: Accumulated depreciation and amortization	(2,496.2)	(2,453.1)
	2,664.5	2,640.6

Construction work in process	120.8	119.6
Total net property, plant and equipment	2,785.3	2,760.2

Other noncurrent assets:
Regulatory assets (Note 3)	181.1	189.0
Other assets	78.0	74.5
Total other noncurrent assets	259.1	263.5

Total Assets	$3,478.5	$3,475.4

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2011	2010

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)	$0.2	$0.1
Accounts payable	89.2	95.7
Accrued taxes	37.7	66.6
Accrued interest	15.4	7.7
Revolving credit borrowings	30.0	—
Customer security deposits	18.5	18.7
Other current liabilities	28.3	33.6
Total current liabilities	219.3	222.4

Noncurrent liabilities:
Long-term debt (Note 5)	902.6	884.0
Deferred taxes (Note 6)	632.2	598.0
Regulatory liabilities (Note 3)	132.2	124.0
Pension, retiree and other benefits	27.5	64.9
Unamortized investment tax credit	31.7	32.4
Other deferred credits	146.5	147.3
Total noncurrent liabilities	1,872.7	1,850.6

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 14)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	782.3	782.4
Accumulated other comprehensive loss	(18.5)	(20.2)
Retained earnings	599.4	616.9
Total common shareholder’s equity	1,363.6	1,379.5

Total Liabilities and Shareholder’s Equity	$3,478.5	$3,475.4

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Condensed Consolidated Financial Statements (Unaudited)

This report includes the combined filing of DPL and DP&L.  DP&L is the principal subsidiary of DPL providing approximately 90% of DPL’s total consolidated gross margin and approximately 93% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Some of the Notes presented in this report are only applicable to DPL or DP&L as indicated.  The other Notes apply to both registrants and the financial information presented is segregated by registrant.

1.     Overview and Summary of Significant Accounting Policies

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  DPL’s two reportable segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER subsidiary.  Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for more information relating to these reportable segments.  DP&L does not have any reportable segments.

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

DP&L’s sales reflect general economic conditions, customers switching to other retail electric suppliers and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPLER sells competitive retail electric service, under contract, primarily to commercial and industrial customers.  DPLER’s operations include those of its wholly-owned subsidiary, MC Squared, which was purchased on February 28, 2011.  DPLER has approximately 12,000 customers currently located throughout Ohio and Illinois.  DPLER does not have any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.

DPL’s other significant subsidiaries include DPLE, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity and MVIC, DPL’s captive insurance company that provides insurance services to us and DPL’s subsidiaries.

DPL also has a wholly-owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

All of DPL’s subsidiaries are wholly-owned.  DP&L does not have any subsidiaries.

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

DPL and its subsidiaries employed 1,520 persons as of March 31, 2011, of which 1,485 employees were employed by DP&L, 17 employees were employed by DPLER, 11 employees were employed by MC Squared and 7 employees were employed by DPLE.  Approximately 53% of all employees are under a collective bargaining agreement which expires in October 2011.

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

Deferred SECA revenue of $14.1 million as of March 31, 2011 and $15.4 million as of December 31, 2010 were reclassified from Regulatory liabilities to Other deferred credits.  The FERC-approved SECA billings are unearned revenue where the earnings process is not complete and do not represent a potential overpayment by retail ratepayers or potential refunds of costs that had been previously charged to retail ratepayers through rates.  Therefore, any amounts that are ultimately collected related to these charges would not be a reduction to future rates charged to retail ratepayers and therefore do not meet the criteria for recording as a regulatory liability under GAAP.  Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for more information relating to SECA.

All material intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial condition as of March 31, 2011; our results of operations for the three months ended March 31, 2011; and our cash flows for the three months ended March 31, 2011.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2011 may not be indicative of our results that will be realized for the full year ending December 31, 2011.

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

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  Capitalization of AFUDC ceases at either project completion or at the date specified by regulators.  AFUDC capitalized during the three-month periods ended March 31, 2011 and 2010 was not material.

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

At March 31, 2011, neither DPL nor DP&L had any material plant acquisition adjustments or other plant-related adjustments.

Depreciation Study — Change in Estimate

Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life.  For DPL’s generation, transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates.   In July 2010, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances at December 31, 2009, with certain adjustments for subsequent property additions.  The results of the depreciation study concluded that many of DPL’s composite depreciation rates should be reduced due to projected useful asset lives which are longer than those previously estimated.  DPL adjusted the depreciation rates for its non-regulated generation property effective July 1, 2010, resulting in a net reduction of depreciation expense.  For the three months ended March 31, 2011, the net reduction in depreciation expense amounted to $2.4 million ($1.6 million net of tax) and increased diluted EPS by approximately $0.01 per share.  During the first half of 2011, the net reduction in depreciation expense compared to the first half of 2010 is projected to be approximately $4.8 million ($3.2 million net of tax) or approximately $0.03 per diluted share.

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

DPL also utilizes investment-grade fixed income corporate securities in its short-term investment portfolio.  These securities are accounted for as held-to-maturity investments.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues and general taxes in the accompanying Condensed Statements of Results of Operations as follows:

	Three Months Ended
	March 31,
$ in millions	2011	2010
State/Local excise taxes	$14.0	$14.2

Related Party Transactions

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL.  All material intercompany accounts and transactions are eliminated in DPL’s Condensed Consolidated Financial Statements. The following table provides a summary of these transactions:

	Three Months Ended
	March 31,
$ in millions	2011	2010

DP&L Revenues:
Sales to DPLER (a)	$75.1	$37.3

DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.8)	$(0.9)
Expense recoveries for services provided to DPLER (c)	$0.9	$0.9

(a)       DP&L sells power to DPLER in Ohio to satisfy the electric requirements of its retail customers.  The revenues associated with sales to DPLER are recorded as wholesale sales in DP&L’s Condensed Financial Statements.  The increase in DP&L’s sales to DPLER in Ohio during the three months ended March 31, 2011 compared to the similar period in 2010 is primarily due to an increase in customers electing to switch their generation service from DP&L to DPLER.  DP&L did not sell any power to MC Squared during either of these periods.

(b)       MVIC, a wholly-owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability.  These amounts represent insurance premiums paid by DP&L to MVIC.

(c)        In the normal course of business DP&L incurs and records expenses on behalf of DPLER (including MC Squared). Such expenses include but are not limited to employee-related expenses, accounting, information technology, payroll, legal and other administration expenses. DP&L subsequently charges these expenses to DPLER at DP&L’s cost and credits the expense in which they were initially recorded.

Recently Issued Accounting Standards

There were no recently issued accounting standards that could potentially have a significant impact on our financial statements.  The FASB is expected to issue new accounting standards on fair value, leasing, financial instruments, other comprehensive income and revenue recognition by the end of 2011.  At this time, we cannot determine the impact these standards may have on our overall results of operations, financial conditions or cash flows.

2.     Supplemental Financial Information and Comprehensive Income

DPL Inc.

	At	At
	March 31,	December 31,
$ in millions	2011	2010

Accounts receivable, net:
Unbilled revenue	$67.9	$84.5
Customer receivables	130.8	113.9
Amounts due from partners in jointly-owned plants	6.2	7.0
Coal sales	1.6	4.0
Other	7.1	7.0
Provision for uncollectible accounts	(1.3)	(0.9)
Total accounts receivable, net	$212.3	$215.5

Inventories, at average cost:
Fuel, limestone and emission allowances	$71.4	$73.2
Plant materials and supplies	39.2	38.8
Other	4.3	3.3
Total inventories, at average cost	$114.9	$115.3

DP&L

	At	At
	March 31,	December 31,
$ in millions	2011	2010

Accounts receivable, net:
Unbilled revenue	$45.3	$64.3
Customer receivables	107.9	95.6
Amounts due from partners in jointly-owned plants	6.2	7.0
Coal sales	1.6	4.0
Other	6.4	7.9
Provision for uncollectible accounts	(1.1)	(0.8)
Total accounts receivable, net	$166.3	$178.0

Inventories, at average cost:
Fuel, limestone and emission allowances	$71.4	$73.2
Plant materials and supplies	38.0	37.7
Other	4.3	3.3
Total inventories, at average cost	$113.7	$114.2

Supplemental Financial Information and Comprehensive Income (continued)

DPL Inc.

	Three Months Ended March 31,
	2011	2010
Comprehensive income:
Net income	$43.5	$71.0
Net change in unrealized gains (losses) on financial instruments, net of income tax expenses of $0.0 million and $0.1 million, respectively	—	0.2
Net change in deferred gains (losses) on cash flow hedges, net of income tax expenses of $0.9 million and $2.7 million, respectively	1.1	4.3
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expenses of $0.4 million and income tax benefits of $0.6 million, respectively	1.2	1.8
Comprehensive income	$45.8	$77.3

DP&L

	Three Months Ended March 31,
	2011	2010
Comprehensive income:
Net income	$52.7	$72.1
Net change in unrealized gains (losses) on financial instruments, net of income tax expenses of $0.5 million and income tax benefits of $0.6 million, respectively	0.9	(0.3)
Net change in deferred gains (losses) on cash flow hedges, net of income tax expenses of $0.1 million and $2.7 million, respectively	(0.4)	4.3
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expenses of $0.4 million and income tax benefits of $0.6 million, respectively	1.2	1.8
Comprehensive income	$54.4	$77.9

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

Arrangement with Largest Customer

On March 4, 2011, DP&L applied for approval from the Public Utilities Commission of Ohio (PUCO) of an arrangement entered into with DPL’s largest customer. Under the terms of this arrangement and after PUCO approval, all of the retail electric energy services of this customer will be provided by DP&L through December 31, 2011.  Upon approval by the PUCO, DP&L’s electric discount to this customer may be recoverable through an Economic Development Rider.  Subject to certain terms and conditions, this arrangement may be extended beyond December 31, 2011; however, its total duration is not to exceed 42 months.  The approval of this arrangement by the PUCO is pending.

Regulatory assets and liabilities on the condensed consolidated balance sheets include:

			At	At
	Type of	Amortization	March 31,	December 31,
$ in millions	Recovery (a)	Through	2011	2010
Regulatory Assets:
Deferred recoverable income taxes	B/C	Ongoing	$29.7	$29.9
Pension benefits	C	Ongoing	79.5	81.1
Unamortized loss on reacquired debt	C	Ongoing	14.0	14.3
Regional transmission organization costs	D	2014	5.2	5.5
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	9.6	11.8
Deferred storm costs - 2008	D		17.2	16.9
Power plant emission fees	C	Ongoing	6.5	6.6
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	5.7	4.8
Other costs			7.1	11.5
Total regulatory assets			$181.1	$189.0

Regulatory Liabilities:
Estimated costs of removal - regulated property			$109.3	$107.9
Postretirement benefits			5.9	6.1
Fuel and purchased power recovery costs	C	Ongoing	17.0	10.0
Total regulatory liabilities			$132.2	$124.0

(a)       B – Balance has an offsetting liability resulting in no impact on rate base.

C – Recovery of incurred costs without a rate of return.

D – Recovery not yet determined, but is probable of occurring in future rate proceedings.

F – Recovery of incurred costs plus rate of return.

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

Regional transmission organization costs represent costs incurred to join an RTO.  The recovery of these costs will be requested in a future FERC rate case.  In accordance with FERC precedent, we are amortizing these costs over a 10-year period that began in 2004 when we joined the PJM RTO.

TCRR, transmission, ancillary and other PJM-related costs represent the costs related to transmission, ancillary service and other PJM-related charges that have been incurred as a member of PJM.  On an annual basis, retail rates are adjusted to true-up costs with recovery in rates.

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

CCEM smart grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI.  On October 19, 2010, DP&L elected to withdraw its case pertaining to the Smart Grid and AMI programs.  The PUCO accepted the withdrawal in an order issued on January 5, 2011.  The PUCO also indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future.  We plan to file to recover these deferred costs in a future regulatory rate proceeding.  Based on past PUCO precedent, we believe these costs are probable of future recovery in rates.

CCEM energy efficiency program costs represent costs incurred to develop and implement various new customer programs addressing energy efficiency.  These costs are being recovered through an energy efficiency rider that began July 1, 2009 and is subject to a two-year true-up for any over/under recovery of costs.

Other costs primarily include consumer education advertising costs regarding electric deregulation, settlement system costs, electric choice system, RPM capacity, other PJM and rate case costs and alternative energy costs that are or will be recovered over various periods.

Regulatory Liabilities

Estimated costs of removal — regulated property reflects an estimate of amounts collected in customer rates for costs that are expected to be incurred in the future to remove existing transmission and distribution property from service when the property is retired.

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  DP&L is currently undergoing an audit of its fuel and purchased power recovery rider and, as a result, there is some uncertainty as to the costs that will be approved for recovery.  Independent third parties conduct the fuel audit in accordance with the PUCO standards.  DP&L anticipates that this uncertainty will be resolved during the summer of 2011 after completion of the fuel audit.  As a result of the fuel audit, DP&L may record a favorable or unfavorable adjustment to earnings.  Based on past PUCO precedent, we believe these deferred fuel and purchased power costs are probable of future recovery or repayment in the case of over recovery.

4.  Ownership of Coal-fired Facilities

DP&L with certain other Ohio utilities has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of March 31, 2011, we had $55 million of construction work in process at such facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets.

DP&L’s undivided ownership interest in such facilities as well as our wholly-owned coal fired Hutchings plant at March 31, 2011, is as follows.

	DP&L Share		DP&L Investment
						SCR and FGD
						Equipment
		Summer			Construction	Installed
		Production	Gross Plant	Accumulated	Work in	and In
	Ownership	Capacity	In Service	Depreciation	Process	Service
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)	(Yes/No)
Production Units:
Beckjord Unit 6	50.0	207	$75	$54	$1	No
Conesville Unit 4	16.5	129	119	28	4	Yes
East Bend Station	31.0	186	202	132	—	Yes
Killen Station	67.0	402	613	291	2	Yes
Miami Fort Units 7 and 8	36.0	368	348	132	9	Yes
Stuart Station	35.0	808	705	270	25	Yes
Zimmer Station	28.1	365	1,059	616	14	Yes
Transmission (at varying percentages)			91	56	—
Total		2,465	$3,212	$1,579	$55

Wholly-owned production unit:
Hutchings Station	100.0	388	$124	$112	$—	No

DP&L’s share of operating costs associated with the jointly-owned generating facilities are included within the corresponding line in the Condensed Statements of Results of Operations.

5.   Debt Obligations

Long-term Debt

	At	At
	March 31,	December 31,
$ in millions	2011	2010
DP&L
First mortgage bonds maturing in October 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing in January 2028 - 4.70%	35.3	35.3
Pollution control series maturing in January 2034 - 4.80%	179.1	179.1
Pollution control series maturing in September 2036 - 4.80%	100.0	100.0
Pollution control series maturing in November 2040 - variable rates: 0.23% - 0.29% and 0.16% - 0.36% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.20%	18.6	—
	903.0	884.4

Obligation for capital lease	0.1	0.1
Unamortized debt discount	(0.5)	(0.5)
Total long-term debt - DP&L	$902.6	$884.0

DPL
Note to DPL Capital Trust II maturing in September 2031 - 8.125%	20.6	142.6
Total long-term debt - DPL	$923.2	$1,026.6

Current portion - Long-term Debt

	At	At
	March 31,	December 31,
$ in millions	2011	2010
DP&L
U.S. Government note maturing in February 2061 - 4.20%	$0.1	$—
Obligation for capital lease	0.1	0.1
Total current portion - long-term debt - DP&L	$0.2	$0.1

DPL
Senior notes maturing in September 2011 - 6.875%	297.4	297.4
Total current portion - long-term debt - DPL	$297.6	$297.5

(a)       Range of interest rates for the three months ended March 31, 2011 and the twelve months ended December 31, 2010, respectively.

At March 31, 2011, maturities of long-term debt, including capital lease obligations and excluding the unamortized debt discount, are summarized as follows:

$ in millions	DPL	DP&L
Due within one year	$297.6	$0.2
Due within two years	0.2	0.2
Due within three years	470.2	470.2
Due within four years	0.1	0.1
Due within five years	0.1	0.1
Thereafter	453.1	432.5
	$1,221.3	$903.3

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement.  This agreement has a five-year term that expires on November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  DP&L had no outstanding borrowings under this credit facility at March 31, 2011.  Fees associated with this credit facility were approximately $0.3 million during each of the three months ended March 31, 2011 and 2010.  Changes in DP&L’s credit ratings may affect fees and the applicable interest rate.  The fees and interest rate associated with this facility will not change as a result of the changes to our credit ratings that occurred in April 2011.  This revolving credit agreement contains a $50 million letter of credit sublimit.  As of March 31, 2011, DP&L had no outstanding letters of credit against the facility.

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby LOC issued by JPMorgan Chase Bank, N.A.  This LOC facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses. Changes in DP&L’s credit ratings may affect fees associated with the LOC facility. As a result of changes to our credit rating in April 2011, the fees associated with the LOC facility are expected to increase.

On April 21, 2009, DP&L entered into a $100 million unsecured revolving credit agreement with a syndicated bank group.  The agreement was for a 364-day term and expired on April 20, 2010.

On April 20, 2010, DP&L entered into a $200 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50 million. DP&L had $30.0 million of outstanding borrowings under this credit facility at March 31, 2011.  Fees associated with this credit facility were approximately $0.2 million during the three months ended March 31, 2011.  Changes in DP&L’s credit ratings may affect fees and the applicable interest rate.  Our credit rating was lowered in April 2011 and as a result, the fees associated with this credit facility will increase approximately $0.1 million for the remainder of 2011.  This facility also contains a $50 million letter of credit sublimit.  As of March 31, 2011, DP&L had no outstanding letters of credit against the facility.

On February 23, 2011, DPL purchased $122.0 million principal amount of DPL Capital Trust II 8.125% capital securities in a privately negotiated transaction.  As part of this transaction, DPL paid a $12.2 million, or 10%, premium.  Debt issuance costs and unamortized debt discount totaling $3.1 million were also recognized in February 2011 associated with this transaction.

On February 28, 2011, DPLER purchased MC Squared.  As part of the purchase price, DPL acquired restricted cash for repayment of MC Squared debt.  On the day of the purchase, DPL issued a guarantee to a third party for the MC Squared debt.  By issuing the guarantee, all restrictions on the cash were released and DPL used the cash to redeem most of the MC Squared debt owed to a third party totaling $13.5 million.

On March 1, 2011, DP&L purchased $18.7 million of electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base.  DP&L financed the acquisition of these assets with a note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.

6.   Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

DPL	36.3%	33.9%

DP&L	34.0%	33.8%

Income tax expenses for the three months ended March 31, 2011 and 2010 were calculated using the estimated annual effective income tax rates for 2011 and 2010 and reflect estimated annual effective income tax rates of 33.7% and 33.0%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates recognized.

For the three months ended March 31, 2011, DPL increased income tax expense by $1.8 million by increasing deferred state income taxes by $2.0 million and decreasing other estimated tax liabilities by $0.2 million.  DP&L increased income tax expense by $0.1 million for adjustments to estimated tax liabilities.

For the three months ended March 31, 2011, the increase in DPL’s effective tax rate compared to the same period in 2010 primarily reflects the decreased benefits from the Section 199 Domestic Production Deduction due to the election of bonus depreciation and increased state income tax expense due to the acquisition of MC Squared.  The increase in DP&L’s effective tax rate primarily reflects the decreased benefits from the Section 199 Domestic Production Deduction.

Deferred tax liabilities for both DPL and DP&L increased by approximately $34.9 million and $34.4 million, respectively, during the three months ended March 31, 2011.  These increases were related to depreciation, a pension contribution and other temporary differences arising from routine changes in balance sheet accounts giving rise to deferred taxes.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010 and has continued through the current quarter.  At this time, we do not expect the results of this examination to have a material impact on our financial statements.

7.     Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees (management employees), the defined benefit pension plan is based primarily on compensation and years of service.  As of December 31, 2010, this existing pension plan was closed to new management employees.  A participant is 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or upon a change of control or the participant’s death or disability.  If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination.

Almost all management employees beginning employment on or after January 1, 2011 will be enrolled in a cash balance defined benefit plan.  Similar to the predecessor pension plan for management employees, the cash balance benefits are based on compensation and years of service.  A participant shall become 100% vested in all amounts credited to his or her account upon the completion of three vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan or upon a change of control or the participant’s death or disability.  If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination.  Vested benefits in the cash balance plan are fully portable upon termination of employment.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  DP&L contributed $40.0 million and $20.0 million to the defined benefit plan in February 2011 and 2010, respectively.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care.  The partially subsidized health care is at the election of the employee, who pays the majority of the cost, and is available only from retirement until Medicare coverage begins at age 65.  We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust.

The amounts presented in the following tables for pension include both the defined benefit pension/cash balance plans and the SERP in the aggregate, and the amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the three months ended March 31, 2011 and 2010 was:

Net Periodic Benefit Cost / (Income)

	Pension		Postretirement
$ in millions	2011	2010	2011	2010
Service cost	$1.4	$1.1	$—	$—
Interest cost	4.3	4.5	0.3	0.4
Expected return on assets (a)	(6.1)	(5.6)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial (gain) / loss	2.3	1.8	(0.2)	(0.3)
Prior service cost	0.5	1.0	—	0.1
Net periodic benefit cost / (income) before adjustments	$2.4	$2.8	$—	$0.1

(a)          For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets for the 2011 net periodic benefit cost was approximately $316 million.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments and Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2011	$16.0	$1.9
2012	$23.1	$2.4
2013	$23.1	$2.4
2014	$23.6	$2.3
2015	$24.0	$2.1
2016 - 2020	$122.9	$8.8

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other methods exist.  The fair value of our financial instruments represents estimates of possible value that may not be realized in the future.  The table below presents the fair value and cost of our non-derivative instruments at March 31, 2011 and December 31, 2010.  See also Note 9 of Notes to Condensed Consolidated Financial Statements for the fair values of our derivative instruments.

	At March 31,		At December 31,
	2011		2010
$ in millions	Cost	Fair Value	Cost	Fair Value
DPL
Assets
Money Market Funds	$0.2	$0.2	$1.6	$1.6
Equity Securities	3.2	3.9	3.8	4.4
Debt Securities	5.2	5.4	5.2	5.5
Multi-Strategy Fund	0.3	0.3	0.3	0.3
Total Master Trust Assets	$8.9	$9.8	$10.9	$11.8

Short-term Investments - VRDNs	$—	$—	$54.2	$54.2
Short-term Investments - Bonds	10.1	10.0	15.1	15.1
Total Short-term Investments	$10.1	$10.0	$69.3	$69.3

Total Assets	$19.0	$19.8	$80.2	$81.1

Liabilities
Debt	$1,220.8	$1,188.8	$1,324.1	$1,307.5

DP&L
Assets
Money Market Funds	$0.2	$0.2	$1.6	$1.6
Equity Securities (a)	16.6	30.7	17.5	30.2
Debt Securities	5.2	5.4	5.2	5.5
Multi-Strategy Fund	0.3	0.3	0.3	0.3
Total Master Trust Assets	$22.3	$36.6	$24.6	$37.6

Liabilities
Debt	$902.8	$862.1	$884.1	$850.6

(a)  DPL stock held in the DP&L Master Trust is eliminated in consolidation.

Debt

Debt is fair valued based on current public market prices for disclosure purposes only.  Unrealized gains or losses are not recognized in the financial statements as debt is presented at amortized cost in the financial statements.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2011 to 2061.

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

DPL had $0.9 million ($0.6 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2011 and $0.9 million ($0.6 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2010.

DP&L has $14.3 million ($9.3 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2011 and $13.0 million ($8.5 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2010.

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

DPL also utilizes investment-grade fixed income corporate bonds that are classified as held-to-maturity.  Held-to-maturity securities are those securities that we have the intent and ability to hold until maturity.  The held-to-maturity securities are carried at amortized cost which is determined based on specific identification.  The bonds are classified as short-term since they will mature within the next twelve months.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of March 31, 2011.  These assets are part of the Master Trust and exclude DPL common stock which is valued using quoted market prices and not the NAV.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of March 31, 2011, DPL did not have any investments for sale at a price different than the NAV per unit.

Fair Value Estimated using Net Asset Value per Unit

$ in millions	Fair Value at March 31, 2011	Fair Value at December 31, 2010	Unfunded Commitments	Redemption Frequency
Money Market Fund (a)	$0.2	$1.6	$—	Immediate

Equity Securities (b)	3.9	4.4	—	Immediate

Debt Securities (c)	5.4	5.5	—	Immediate

Multi-Strategy Fund (d)	0.3	0.3	—	Immediate

Total	$9.8	$11.8	$—

(a)       This category includes investments in high-quality, short-term securities.  Investments in this category can be redeemed immediately at the current net asset value per unit.

(b)       This category includes investments in funds representing an S&P 500 index and the Morgan Stanley Capital International (MSCI) U.S. Small Cap 1750 Index.  Investments in this category can be redeemed immediately at the current net asset value per unit.

(c)        This category includes funds holding investments in U.S. Treasury obligations and U.S. investment grade bonds.  Investments in this category can be redeemed immediately at the current net asset value per unit.

(d)       This category includes a mix of actively managed funds holding investments in stocks, bonds and short-term investments in a mix of actively managed funds.  Investments in this category can be redeemed immediately at the current net asset value per unit.

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

The fair value of assets and liabilities at March 31, 2011 and December 31, 2010 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

DPL

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Fair Value on Balance Sheet at March 31, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities	3.9	—	3.9	—	—	3.9
Debt Securities	5.4	—	5.4	—	—	5.4
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$9.8	$—	$9.8	$—	$—	$9.8

Derivative Assets
FTRs	$0.1	$—	$0.1	$—	$—	$0.1
Heating Oil Futures	4.7	4.7	—	—	(4.7)	—
Interest Rate Hedge	23.9	—	23.9	—	—	23.9
Forward NYMEX Coal Contracts	34.0	—	34.0	—	(19.9)	14.1
Forward Power Contracts	15.2	—	15.2	—	(0.5)	14.7
Total Derivative Assets	$77.9	$4.7	$73.2	$—	$(25.1)	$52.8

Short-term Investments - Bonds	10.0	—	10.0	—	—	10.0
Total Short-term investments	$10.0	$—	$10.0	$—	$—	$10.0

Total Assets	$97.7	$4.7	$93.0	$—	$(25.1)	$72.6

Liabilities
Derivative Liabilities
Interest Rate Hedge	$7.5	$—	$7.5	$—	$—	$7.5
Forward Power Contracts	11.7	—	11.7	—	(4.6)	7.1
Total Derivative Liabilities	$19.2	$—	$19.2	$—	$(4.6)	$14.6

Total Liabilities	$19.2	$—	$19.2	$—	$(4.6)	$14.6

*Includes credit valuation adjustments for counterparty risk.

DPL

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2010*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at December 31, 2010
Assets
Master Trust Assets
Money Market Funds	$1.6	$—	$1.6	$—	$—	$1.6
Equity Securities	4.4	—	4.4	—	—	4.4
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$11.8	$—	$11.8	$—	$—	$11.8

Derivative Assets
FTRs	$0.3	$—	$0.3	$—	$—	$0.3
Heating Oil Futures	1.6	1.6	—	—	(1.6)	—
Interest Rate Hedge	20.7	—	20.7	—	—	20.7
Forward NYMEX Coal Contracts	37.5	—	37.5	—	(21.9)	15.6
Forward Power Contracts	0.2	—	0.2	—	(0.2)	—
Total Derivative Assets	$60.3	$1.6	$58.7	$—	$(23.7)	$36.6

Short-term Investments - VRDNs	$54.2	$—	$54.2	$—	$—	$54.2
Short-term Investments - Bonds	15.1	—	15.1	—	—	15.1
Total Short-term investments	$69.3	$—	$69.3	$—	$—	$69.3

Total Assets	$141.4	$1.6	$139.8	$—	$(23.7)	$117.7

Liabilities
Derivative Liabilities
Interest Rate Hedge	$6.6	$—	$6.6	$—	$—	$6.6
Forward Power Contracts	3.1	—	3.1	—	(1.1)	2.0
Total Derivative Liabilities	$9.7	$—	$9.7	$—	$(1.1)	$8.6

Total Liabilities	$9.7	$—	$9.7	$—	$(1.1)	$8.6

*Includes credit valuation adjustments for counterparty risk.

The fair value of assets and liabilities at March 31, 2011 and December 31, 2010 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

DP&L

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Fair Value on Balance Sheet at March 31, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities (a)	30.7	26.8	3.9	—	—	30.7
Debt Securities	5.4	—	5.4	—	—	5.4
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$36.6	$26.8	$9.8	$—	$—	$36.6

Derivative Assets
FTRs	$0.1	$—	$0.1	$—	$—	$0.1
Heating Oil Futures	4.7	4.7	—	—	(4.7)	—
Forward NYMEX Coal Contracts	34.0	—	34.0	—	(19.9)	14.1
Forward Power Contracts	0.6	—	0.6	—	(0.5)	0.1
Total Derivative Assets	$39.4	$4.7	$34.7	$—	$(25.1)	$14.3

Total Assets	$76.0	$31.5	$44.5	$—	$(25.1)	$50.9

Liabilities
Derivative Liabilities
Forward Power Contracts	$3.1	$—	$3.1	$—	$(1.0)	$2.1
Total Derivative Liabilities	$3.1	$—	$3.1	$—	$(1.0)	$2.1

Total Liabilities	$3.1	$—	$3.1	$—	$(1.0)	$2.1

*Includes credit valuation adjustments for counterparty risk.

(a)  DPL stock in the Master Trust is eliminated in consolidation.

DP&L

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2010*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at December 31, 2010
Assets
Master Trust Assets
Money Market Funds	$1.6	$—	$1.6	$—	$—	$1.6
Equity Securities (a)	30.2	25.8	4.4	—	—	30.2
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$37.6	$25.8	$11.8	$—	$—	$37.6

Derivative Assets
FTRs	$0.3	$—	$0.3	$—	$—	$0.3
Heating Oil Futures	1.6	1.6	—	—	(1.6)	—
Forward NYMEX Coal Contracts	37.5	—	37.5	—	(21.9)	15.6
Forward Power Contracts	0.2	—	0.2	—	(0.2)	—
Total Derivative Assets	$39.6	$1.6	$38.0	$—	$(23.7)	$15.9

Total Assets	$77.2	$27.4	$49.8	$—	$(23.7)	$53.5

Liabilities
Derivative Liabilities
Forward Power Contracts	$3.1	$—	$3.1	$—	$(1.1)	$2.0
Total Derivative Liabilities	$3.1	$—	$3.1	$—	$(1.1)	$2.0

Total Liabilities	$3.1	$—	$3.1	$—	$(1.1)	$2.0

*Includes credit valuation adjustments for counterparty risk.

(a)  DPL stock in the Master Trust is eliminated in consolidation.

We use the market approach to value our financial instruments.  Level 1 inputs are used for DPL common stock held by the Master Trust and for derivative contracts such as heating oil futures.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as financial transmission rights (where the quoted prices are from a relatively inactive market) and forward power contracts and NYMEX-quality coal contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  VRDNs and bonds are considered Level 2 because they are priced using recent transactions for similar assets. Other Level 2 assets include open-ended mutual funds that are in the Master Trust, which are valued using the end of day NAV per unit and interest rate hedges, which use observable inputs to populate a pricing model.

Approximately 98% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring fair value measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  There were no additions to our existing AROs during the three months ended March 31, 2011.

Cash Equivalents

DPL had no money in market funds at March 31, 2011 and $29.9 million in money market funds classified as cash and cash equivalents in its Consolidated Balance Sheets at December 31, 2010.  The money market funds have quoted prices that are generally equivalent to par.

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

At March 31, 2011, DPL and DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs (1)	Mark to Market	MWh	3.6	—	3.6
Heating Oil Futures (1)	Mark to Market	Gallons	5,502.0	—	5,502.0
Forward Power Contracts (1)	Cash Flow Hedge	MWh	436.4	(619.0)	(182.6)
Forward Power Contracts (1)	Mark to Market	MWh	176.6	(141.8)	34.8
Forward Power Contracts (2)	Mark to Market	MWh	1,099.6	(1,158.5)	(58.9)
NYMEX-quality Coal Contracts* (1)	Mark to Market	Tons	3,557.3	—	3,557.3
Interest Rate Swaps (2)	Cash Flow Hedge	USD	460,000.0	—	460,000.0

*Includes our partners’ share for the jointly-owned plants that DP&L operates.

(1)  Reflected in both DPL’s and DP&L’s financial statements

(2)  Reflected in only DPL’s financial statements

At December 31, 2010, DPL and DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs (1)	Mark to Market	MWh	9.0	—	9.0
Heating Oil Futures (1)	Mark to Market	Gallons	6,216.0	—	6,216.0
Forward Power Contracts (1)	Cash Flow Hedge	MWh	580.8	(572.9)	7.9
Forward Power Contracts (1)	Mark to Market	MWh	195.6	(108.5)	87.1
NYMEX-quality Coal Contracts* (1)	Mark to Market	Tons	4,006.8	—	4,006.8
Interest Rate Swaps (2)	Cash Flow Hedge	USD	360,000.0	—	360,000.0

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

We also enter into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt.  Our anticipated fixed-rate debt offerings have a high probability of occurrence as the proceeds will be used to fund existing debt maturities and projected capital expenditures.  We do not hedge all interest rate exposure.  As of March 31, 2011, we have entered into interest rate hedging relationships with aggregate notional amounts of $300 million and $160 million related to planned future borrowing activities in calendar years 2011 and 2013, respectively.  We reclassify gains and losses on interest rate derivative hedges related to our debt financings from AOCI into earnings in those periods in which hedged interest payments occur.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.8)	$21.4	$(1.4)	$14.7

Net gains / (losses) associated with current period hedging transactions	0.5	1.6	5.2	—

Net gains reclassified to earnings
Interest expense	—	(0.6)	—	(0.6)
Revenues	(0.3)	—	(0.2)	—

Ending accumulated derivative gain / (loss) in AOCI	$(1.6)	$22.4	$3.6	$14.1

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	—	—	—
Revenues	—	—	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$(1.4)	$(2.3)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21	30

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
$ in millions (net of tax)	Power	Interest Rate Hedge	Power	Interest Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.8)	$12.2	$(1.4)	$14.7

Net gains / (losses) associated with current period hedging transactions	0.5	—	5.2	—

Net gains reclassified to earnings
Interest expense	—	(0.6)	—	(0.6)
Revenues	(0.3)	—	(0.2)	—

Ending accumulated derivative gain / (loss) in AOCI	$(1.6)	$11.6	$3.6	$14.1

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	—	—	—
Revenues	—	—	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$(1.4)	$2.5

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments designated as hedging instruments for the three months ended March 31, 2011 and the year ended December 31, 2010.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at March 31, 2011

DPL

				Fair Value on
$ in millions	Fair Value(1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset position	$0.2	$(0.1)	Other prepayments and current assets	$0.1

Forward Power Contracts in a Liability position	(2.2)	0.7	Other current liabilities	(1.5)
Interest Rate Hedges in a Liability position	(7.5)	—	Other current liabilities	(7.5)

Total short-term cash flow hedges	$(9.5)	$0.6		$(8.9)

Long-term derivative positions

Forward Power Contracts in a Liability position	$(0.3)	$—	Other deferred credits	$(0.3)
Interest Rate Hedges in an Asset position	23.9	—	Other deferred assets	23.9

Total long-term cash flow hedges	$23.6	$—		$23.6

Total cash flow hedges	$14.1	$0.6		$14.7

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at December 31, 2010

DPL

				Fair Value on
$ in millions	Fair Value(1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in a Liability Position	$(2.8)	$1.0	Other current liabilities	$(1.8)
Interest Rate Hedges in a Liability Position	(6.6)	—	Other current liabilities	(6.6)

Total short-term cash flow hedges	$(9.4)	$1.0		$(8.4)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	$0.2	$(0.2)	Other deferred assets	$—
Forward Power Contracts in a Liability Position	(0.2)	0.1	Other deferred credits	(0.1)
Interest Rate Hedges in an Asset Position	20.7	—	Other deferred credits	20.7

Total long-term cash flow hedges	$20.7	$(0.1)		$20.6

Total cash flow hedges	$11.3	$0.9		$12.2

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments designated as hedging instruments for the three months ended March 31, 2011 and the year ended December 31, 2010.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at March 31, 2011

DP&L

				Fair Value on
$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset position	$0.2	$(0.1)	Other prepayments and current assets	$0.1

Forward Power Contracts in a Liability position	(2.2)	0.7	Other current liabilities	(1.5)

Total short-term cash flow hedges	$(2.0)	$0.6		$(1.4)

Long-term derivative positions

Forward Power Contracts in a Liability position	$(0.3)	$—	Other deferred credits	$(0.3)

Total long-term cash flow hedges	$(0.3)	$—		$(0.3)

Total cash flow hedges	$(2.3)	$0.6		$(1.7)

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

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

Mark to Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under FASC Topic 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the condensed consolidated statements of results of operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery or net settled with the counterparty.  We currently mark to market Financial Transmission Rights (FTRs), heating oil futures, forward NYMEX-quality coal contracts and certain forward power contracts.

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

The following tables show the amount and classification within the condensed consolidated statement of results of operations or condensed consolidated balance sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three months ended March 31, 2011.

For the three months ended March 31, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(3.5)	$3.0	$(0.1)	$0.6	$—
Realized gain / (loss)	2.4	0.4	(0.8)	(0.8)	1.2
Total	$(1.1)	$3.4	$(0.9)	$(0.2)	$1.2
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(2.4)	$—	$—	$—	$(2.4)
Regulatory (asset) / liability	0.3	1.6	—	—	1.9

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$(1.6)	$(1.6)
Purchased power	—	—	(0.9)	1.4	0.5
Fuel	1.0	1.7	—	—	2.7
O&M	—	0.1	—	—	0.1
Total	$(1.1)	$3.4	$(0.9)	$(0.2)	$1.2

The following tables show the amount and classification within the condensed consolidated statement of results of operations or condensed consolidated balance sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three months ended March 31, 2011.

For the three months ended March 31, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(3.5)	$3.0	$(0.1)	$(0.1)	$(0.7)
Realized gain / (loss)	2.4	0.4	(0.8)	(0.3)	1.7
Total	$(1.1)	$3.4	$(0.9)	$(0.4)	$1.0
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(2.4)	$—	$—	$—	$(2.4)
Regulatory (asset) / liability	0.3	1.6	—	—	1.9

Recorded in Income Statement: gain / (loss)
Purchased power	$—	$—	$(0.9)	$(0.4)	(1.3)
Fuel	1.0	1.7	—	—	2.7
O&M	—	0.1	—	—	0.1
Total	$(1.1)	$3.4	$(0.9)	$(0.4)	$1.0

The following tables show the amount and classification within the condensed consolidated statement of results of operations or condensed consolidated balance sheets of the gains and losses on DPL’s and DP&L’s derivatives not designated as hedging instruments for the three months ended March 31, 2010.

For the three months ended March 31, 2010

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

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments not designated as hedging instruments at March 31, 2011.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at March 31, 2011

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.1	$—	Other prepayments and current assets	$0.1
Forward Power Contracts in an Asset position	7.9	(0.4)	Other prepayments and current assets	7.5
Forward Power Contracts in a Liability position	(6.3)	2.1	Other current liabilities	(4.2)
NYMEX-Quality Coal Forwards in an Asset position	11.3	(6.0)	Other prepayments and current assets	5.3
Heating Oil Futures in an Asset position	2.9	(2.9)	Other prepayments and current assets	—
Total short-term derivative MTM positions	$15.9	$(7.2)		$8.7

Long-term Derivative Positions
Forward Power Contracts in an Asset position	$7.1	$—	Other deferred assets	$7.1
Forward Power Contracts in a Liability position	(2.9)	1.8	Other deferred credits	(1.1)
NYMEX-Quality Coal Forwards in an Asset position	22.7	(13.9)	Other deferred assets	8.8
Heating Oil Futures in an Asset position	1.8	(1.8)	Other deferred assets	—
Total long-term derivative MTM positions	$28.7	$(13.9)		$14.8

Total MTM Position	$44.6	$(21.1)		$23.5

(1) Includes credit valuation adjustment

(2) Includes counterparty and collateral netting.

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments not designated as hedging instruments at March 31, 2011.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at March 31, 2011

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.1	$—	Other prepayments and current assets	$0.1
Forward Power Contracts in an Asset position	0.4	(0.4)	Other prepayments and current assets	—
Forward Power Contracts in a Liability position	(0.6)	0.4	Other current liabilities	(0.2)
NYMEX-Quality Coal Forwards in an Asset position	11.3	(6.0)	Other prepayments and current assets	5.3
Heating Oil Futures in an Asset position	2.9	(2.9)	Other prepayments and current assets	—
Total short-term derivative MTM positions	$14.1	$(8.9)		$5.2

Long-term Derivative Positions
NYMEX-Quality Coal Forwards in an Asset position	$22.7	$(13.9)	Other deferred assets	$8.8
Heating Oil Futures in an Asset position	1.8	(1.8)	Other deferred assets	—
Total long-term derivative MTM positions	$24.5	$(15.7)		$8.8

Total MTM Position	$38.6	$(24.6)		$14.0

(1) Includes credit valuation adjustment

(2) Includes counterparty and collateral netting.

The following tables show the fair value and balance sheet classification of DPL’s and DP&L’s derivative instruments not designated as hedging instruments at December 31, 2010.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at December 31, 2010

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.3	$—	Other prepayments and current assets	$0.3
Forward Power Contracts in a Liability position	(0.1)	—	Other current liabilities	(0.1)
NYMEX-Quality Coal Forwards in an Asset position	14.0	(7.4)	Other prepayments and current assets	6.6
Heating Oil Futures in an Asset position	0.5	(0.5)	Other current liabllities	—

Total short-term derivative MTM positions	$14.7	$(7.9)		$6.8

Long-term Derivative Positions
NYMEX-Quality Coal Forwards in an Asset position	$23.5	$(14.5)	Other deferred assets	$9.0
Heating Oil Futures in an Asset position	1.1	(1.1)	Other deferred assets	—

Total long-term derivative MTM positions	$24.6	$(15.6)		$9.0

Total MTM Position	$39.3	$(23.5)		$15.8

(1) Includes credit valuation adjustment

(2) Includes counterparty and collateral netting.

Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization of the MTM loss. The changes in our credit ratings in April 2011 have not triggered the provisions discussed above.

The aggregate fair value of DPL’s derivative instruments that are in a MTM loss position at March 31, 2011 is $12.2 million.  This amount is offset by $4.1 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward power contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $0.5 million.  If our debt were to fall below investment grade, we would have to post collateral for the remaining $7.6 million.

The aggregate fair value of DP&L’s derivative instruments that are in a MTM loss position at March 31, 2011 is $3.1 million.  This amount is offset by $0.6 million in a broker margin account which offsets our loss positions on the forward power contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $0.5 million.  If DP&L debt were to fall below investment grade, DP&L would have to post collateral for the remaining $2.0 million.

10.  Share-Based Compensation

Share-based compensation expense was $1.4 million ($0.9 million net of tax) and $1.3 million ($0.8 million net of tax) for the three months ended March 31, 2011 and 2010, respectively.

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL has sufficient treasury stock to satisfy all outstanding share-based awards.

Summarized share-based compensation activity for the three months ended March 31, 2011 and 2010 was as follows:

	Options		RSUs		Performance Shares
	2011	2010	2011	2010	2011	2010
Outstanding at beginning of year	351,500	417,500	—	3,311	278,334	237,704
Granted	—	—	—	—	85,093	117,636
Dividends	—	—	—	—	—	—
Exercised	—	(66,000)	—	—	—	(47,355)
Expired	(251,000)	—	—	—	(66,836)	—
Forfeited	—	—	—	—	—	—
Outstanding at period end	100,500	351,500	—	3,311	296,591	307,985
Exercisable at period end	100,500	351,500	—	—	—	—

			Management Performance
	Restricted Shares		Shares
	2011	2010	2011	2010
Outstanding at beginning of year	219,391	218,197	104,124	84,241
Granted	67,346	10,588	49,510	37,480
Dividends	—	—	—	—
Exercised	—	(9,003)	(7,911)	—
Expired	—	—	(31,081)	—
Forfeited	—	—	(3,344)	(11,015)
Outstanding at period end	286,737	219,782	111,298	110,706
Exercisable at period end	—	—	—	—

	Director RSUs
	2011	2010
Outstanding at beginning of year	16,320	20,712
Granted	—	—
Dividends accrued	738	471
Exercised and issued	—	—
Exercised and deferred	(530)	(239)
Forfeited	—	—
Outstanding at period end	16,528	20,944
Exercisable at period end	—	—

11.  Common Shareholders’ Equity

DPL has 250,000,000 authorized common shares, of which 116,931,350 are outstanding at March 31, 2011.

On October 27, 2010, the DPL Board of Directors approved a new Stock Repurchase Program under which DPL may repurchase up to $200 million of its common stock from time to time in the open market, through private transactions or otherwise.  This 2010 Stock Repurchase Program is scheduled to run through December 31, 2013 but may be modified or terminated at any time without notice.  Under this 2010 Stock Repurchase Program, DPL repurchased 2.04 million shares at an average per share price of $25.75 during the fourth quarter of 2010.  No share repurchases were made during the three months ended March 31, 2011.  At March 31, 2011, the amount still available that could be used to repurchase stock under this program is approximately $147.5 million.  As a result of the proposed merger with The AES Corporation, discussed further in Note 16 of Notes to Condensed Consolidated Financial Statements, the 2010 Stock Repurchase Program has been suspended.

On October 28, 2009, the DPL Board of Directors approved a Stock Repurchase Program under which DPL may use proceeds from the exercise of DPL warrants held by warrant holders to repurchase other outstanding DPL warrants or its common stock from time to time in the open market, through private transactions or otherwise.  This 2009 Stock Repurchase Program is scheduled to run through June 30, 2012, which is three months after the end of the warrant exercise period.  Under this 2009 Stock Repurchase Program, DPL repurchased a total of 145,915 shares during the three months ended March 31, 2010 at an average per share price of $26.71, effectively utilizing the entire $3.9 million that was available to repurchase stock at December 31, 2009.  As a result of the proposed merger with The AES Corporation, discussed further in Note 16 of Notes to Condensed Consolidated Financial Statements, the 2009 Stock Repurchase Program has been suspended.  Additional funds that become available to repurchase stock if the 1.7 million warrants outstanding at March 31, 2011 are exercised for cash in the future will not be used to repurchase stock.

Pursuant to the warrant agreement, DPL has authorized common shares sufficient to provide for the exercise in full of all outstanding warrants.  At March 31, 2011, DPL had 1.7 million outstanding warrants which are exercisable in the future.

Rights Agreement

DPL has a Rights Agreement, dated as of September 25, 2001, with Computershare Trust Company, N.A. (the “Rights Agreement”).  The Rights Agreement attached one right to each common share outstanding at the close of business on December 31, 2001.  The rights separate from the common shares and become exercisable at the exercise price of $130 per right in the event of certain attempted business combinations.

The Rights Agreement was amended as of April 19, 2011, to provide that neither the execution of the Agreement and Plan of Merger, dated as of April 19, 2011 (the “Merger Agreement”) by and among DPL, The AES Corporation (“AES”) and Dolphin Sub, Inc., a direct wholly-owned subsidiary of AES, nor the consummation of the transactions contemplated by the Merger Agreement will trigger the provisions of the Rights Agreement.  As amended, DPL plans to keep the Rights Agreement in place until just prior to the effective time of the proposed merger with AES.

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

The common-equivalent shares excluded from the calculation of diluted EPS, because they were anti-dilutive, were not material for the three months ended March 31, 2011 and 2010.  These shares may be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three Months Ended March 31,
	2011			2010
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$43.5	114.0	$0.38	$71.0	115.6	$0.61

Effect of Dilutive Securities:
Warrants		0.3			0.4
Stock options, performance and restricted shares		0.2			0.2

Diluted EPS	$43.5	114.5	$0.38	$71.0	116.2	$0.61

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

14.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiaries, DPLE and DPLER and its indirect wholly-owned subsidiary, MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes. Certain of DPL’s financial or performance assurance agreements contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies. If our debt were to fall below investment grade, we would be in violation of the provisions, and the counter parties to the assurance agreements could demand alternative credit assurance. The changes in our credit ratings in April 2011 have not triggered these provisions.

At March 31, 2011, DPL had $89.1 million of guarantees to third parties for future financial or performance assurance under such agreements, including $72.1 million of guarantees, on behalf of DPLE and DPLER and $17.0 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $0.2 million and $0.3 million at March 31, 2011 and 2010, respectively.

To date, neither DPL nor DP&L have incurred any losses related to the guarantees of DPLE’s, DPLER’s and MC Squared’s obligations and we believe it is remote that either DPL or DP&L would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s, DPLER’s and MC Squared’s obligations.

DP&L — Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of March 31, 2011, DP&L could be responsible for the repayment of 4.9%, or $62.0 million, of a $1,264.4 million debt obligation that matures in 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2011, we have no knowledge of such a default.

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

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 except for the note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum discussed further in Note 5 of Notes to Condensed Consolidated Financial Statements.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2011, cannot be reasonably determined.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated.  We have reserves of approximately $2.2 million for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

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

The USEPA issued a proposed rule on October 20, 2005, concerning the test for measuring whether modifications to electric generating units should trigger application of NSR standards under the CAA.  A supplemental rule was also proposed on May 8, 2007, to include additional options for determining if there is an emissions increase when an existing electric generating unit makes a physical or operational change.  The rule was challenged by environmental organizations and has not been finalized.  While we cannot predict the outcome of this rulemaking, any finalized rules could materially affect our operations.

Interstate Air Quality Rule

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap SO2 and NOx emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, then renamed the Clean Air Interstate Rule (CAIR).  The final rules were signed on March 10, 2005, and were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  On August 24, 2005, the USEPA proposed additional revisions to the CAIR.  On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision to vacate the USEPA’s CAIR and its associated Federal Implementation Plan and remanded to the USEPA with instructions to issue new regulations that conformed with the procedural and substantive requirements of the CAA.  The Court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program established by the March 10, 2005 rules, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  The USEPA and a group representing utilities filed a request on September 24, 2008, for a rehearing before the entire Court.  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 11, 2008 decision.

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The Court’s CAIR decision affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances in 2008.  In January 2009, we resumed selling excess allowances due to the revival of the emissions trading market.  On July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR) which will effectively replace CAIR.  We have reviewed this proposal and submitted comments to the USEPA on September 30, 2010.  These rules may be finalized as early as June 2011.  We are unable to determine the overall financial impact that these rules could have on our operations in the future.

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

Mercury and Other Hazardous Air Pollutants

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants.  The USEPA “de-listed” mercury as a hazardous air pollutant from coal-fired and oil-fired utility plants and, instead, proposed a cap-and-trade approach to regulate the total amount of mercury emissions allowed from such sources.  The final Clean Air Mercury Rule (CAMR) was signed March 15, 2005, and was published on May 18, 2005.  On March 29, 2005, nine states sued the USEPA, opposing the cap-and-trade regulatory approach taken by the USEPA.  In 2007, the Ohio EPA adopted rules implementing the CAMR program.  On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit struck down the USEPA regulations, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  A request for rehearing before the entire Court of Appeals was denied and a petition for review before the U.S. Supreme Court was filed on October 17, 2008.  On February 23, 2009, the U.S. Supreme Court denied the petition.  The USEPA issued a prepublication version of the proposed Maximum Achievable Control Technology (MACT) standards for coal- and oil-fired electric generating units on March 16, 2011 and is expected to finalize this rule during the quarter ending December 31, 2011.  Upon publication in the federal register following finalization, affected electric generating units (EGUs) will have three years to come into compliance with the new requirements.  DP&L is unable to determine the impact of the promulgation of new MACT standards on its financial condition or results of operations; however, a MACT standard could have a material adverse effect on our operations.  We cannot predict the final costs we may incur to comply with proposed new regulations to control mercury or other hazardous air pollutants.

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers, and process heaters at major and area source facilities.  The final rule was published in the Federal Register on March 21, 2011.  This regulation affects seven auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The regulations contain emissions limitations, operating limitations and other requirements.  The compliance date is March 21, 2014.  Compliance costs are not expected to be material to DP&L’s operations.

On May 3, 2010, the USEPA finalized the “National Emissions Standards for Hazardous Air Pollutants” (NESHAP) for compression ignition (CI) reciprocating internal combustion engines (RICE).  The units affected at DP&L are 18 diesel electric generating engines and eight emergency “black start” engines.  The existing CI RICE units must comply by May 3, 2013.  The regulations contain emissions limitations, operating limitations and other requirements.  Compliance costs are not expected to be material to DP&L’s operations.

National Ambient Air Quality Standards

On January 5, 2005, the USEPA published its final non-attainment designations for the National Ambient Air Quality Standard (NAAQS) for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On March 4, 2005, DP&L and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  On November 30, 2005, the court ordered the USEPA to decide on all petitions for reconsideration by January 20, 2006.  On January 20, 2006, the USEPA denied the petitions for reconsideration.  On July 7, 2009, the D.C. Circuit Court of Appeals upheld the USEPA non-attainment designations for the areas impacting DP&L’s generation plants.  As of March 31, 2011, DP&L’s Stuart, Killen and Hutchings Stations were located in non-attainment areas for the 24-hour PM 2.5 standard.  DP&L anticipates that these areas will be re-designated as attainment for PM 2.5 during the second half of 2011.  We cannot predict the impact the revisions to the PM 2.5 standard will have on DP&L’s financial condition or results of operations.

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

On September 16, 2009, the USEPA announced that it would reconsider the 2008 national ground level ozone standard.  This may lead to additional ozone non-attainment areas in 2012, followed by tighter NOx emission standards.  DP&L cannot determine the effect of this potential change, if any, on its operations.

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

The EPA plans to propose GHG standards for new and modified electric generating units (EGUs) under CAA subsection 111(b) — and propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d) — by July 2011, and such final standards by May 2012.  These rules may focus on energy efficiency improvements at power plants.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

Legislation proposed in 2009 to target a reduction in the emission of GHGs from large sources was not enacted.  Approximately 99% of the energy we produce is generated by coal.  DP&L’s share of CO2 emissions at generating stations we own and co-own is approximately 16 million tons annually.  Proposed GHG legislation finalized at a future date could have a significant effect on DP&L’s operations and costs, which could adversely affect our net income, cash flows and financial condition.  However, due to the uncertainty associated with such legislation, we cannot predict the final outcome or the financial impact that such legislation will have on DP&L.

On September 22, 2009, the USEPA issued a final rule for mandatory reporting of GHGs from large sources that emit 25,000 metric tons per year or more of CO2, including electric generating units.  The first report is due in the fall of 2011 for 2010 emissions.  This reporting rule will guide development of policies and programs to reduce emissions.  DP&L does not anticipate that this reporting rule will result in any significant cost or other impact on current operations.

Litigation, Notices of Violation and Other Matters Related to Air Quality

Litigation Involving Co-Owned Plants

In 2004, eight states and the City of New York filed a lawsuit in Federal District Court for the Southern District of New York against American Electric Power Company, Inc. (AEP), one of AEP’s subsidiaries, Cinergy Corp. (a subsidiary of Duke Energy Corporation (Duke Energy)) and four other electric power companies.  A similar lawsuit was filed against these companies in the same court by Open Space Institute, Inc., Open Space Conservancy, Inc. and The Audubon Society of New Hampshire.  The lawsuits allege that the companies’ emissions of CO2 contribute to global warming and constitute a public or private nuisance.  The lawsuits seek injunctive relief in the form of specific emission reduction commitments.  In 2005, the Federal District Court dismissed the lawsuits, holding that the lawsuits raised political questions that should not be decided by the courts.  The plaintiffs appealed.  Finding that the plaintiffs have standing to sue and can assert federal common law nuisance claims, the United States Court of Appeals for the Second Circuit on September 21, 2009, vacated the dismissal of the Federal District Court and remanded the lawsuits back to the Federal District Court for further proceedings.  In response to a petition by the company defendants, the U.S. Supreme Court on December 6, 2010, granted a hearing on the matter.  Although we are not named as a party to these lawsuits, DP&L is a co-owner of coal-fired plants with Duke Energy and AEP (or their subsidiaries) that could be affected by the outcome of these lawsuits.  The outcome of these lawsuits could also encourage these or other plaintiffs to file similar lawsuits against other electric power companies, including DP&L.  We are unable to predict the impact that these lawsuits might have on DP&L.

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

On March 13, 2008, Duke Energy, the operator of the Zimmer generating station, received a NOV and a Finding of Violation (FOV) from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the station in areas including SO2, opacity and increased heat input.  A second NOV and FOV with similar allegations was issued on November 4, 2010.  Also in 2010, USEPA issued an NOV to Zimmer for excess emissions, which may have been resolved through resubmission of monitoring reports.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of these matters.  Duke Energy is expected to act on behalf of itself and the co-owners with respect to these matters.  DP&L is unable to predict the outcome of these matters.

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

Regulation Matters Related to Water Quality

Clean Water Act — Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007, remanding several aspects of the rule to the USEPA for reconsideration.  Several parties petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether the USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Briefs were submitted to the Court in the summer of 2008 and oral arguments were held in December 2008.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011 and final rules are expected to be in place by mid-2012.  We do not yet know the impact these proposed rules will have on our operations.

Clean Water Act — Regulation of Water Discharge

On May 4, 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System permit (the Permit) for J.M. Stuart Station that continued our authority to discharge water from the station into the Ohio River.  During the three-year term of the Permit, we conducted a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.  In December 2006, we submitted an application for the renewal of the Permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final Permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in the thermal discharge study.  Subsequently, representatives from DP&L and the Ohio EPA agreed to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised Permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing.  We continue attempts to resolve this issue with both the USEPA and Ohio EPA, but the timing for issuance of a final permit is uncertain.

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

As a member of PJM, DP&L is also subject to charges and costs associated with PJM operations as approved by the FERC.  FERC Orders issued in 2007 and thereafter regarding the allocation of costs of large transmission facilities within PJM, could result in additional costs being allocated to DP&L of approximately $12 million or more annually by 2012.  DP&L filed a notice of appeal to the U.S. Court of Appeals, D.C. Circuit which was consolidated with other appeals taken by other interested parties of the same FERC Orders and the consolidated cases were assigned to the 7th Circuit.  On August 6, 2009, the 7th Circuit ruled that the FERC had failed to provide a reasoned basis for the allocation method it had approved.  Rehearings were filed by other interested litigants and denied by the Court, which then remanded the matter to the FERC for further proceedings.   On January 21, 2010, the FERC issued a procedural order on remand establishing a paper hearing process under which PJM would make an informational filing in late February.  Subsequently PJM and other parties, including DP&L, filed initial comments, testimony, and recommendations and reply comments.  FERC did not establish a deadline for its issuance of a substantive order and the matter is still pending.  DP&L cannot predict the timing or the likely outcome of the proceeding.  Until such time as FERC may act to approve a change in methodology, PJM will continue to apply the allocation methodology that had been approved by FERC in 2007.  Although we continue to maintain that these costs should be borne by the beneficiaries of these projects and that DP&L is not one of these beneficiaries, any credits or costs resulting from these proceedings are reflected in DP&L’s TCRR.

In connection with DP&L and other utilities joining PJM, in 2006 the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  DP&L, along with other transmission owners in PJM and the Midwest Independent System Operator (MISO) made a compliance filing at FERC on August 19, 2010 that fully demonstrated all payment obligations to and from all parties within PJM and the MISO.  The FERC has made no ruling regarding the compliance filing and some parties have requested rehearing by FERC of its May 21, 2010 order.  It is expected that any order on the compliance filing and any order regarding the rehearing request will be appealed for Court review. Prior to this final order being issued, DP&L entered into a significant number of bi-lateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  With respect to unsettled claims, DP&L management has deferred $14.1 million and $15.4 million as of March 31, 2011 and December 31, 2010, respectively, as Other deferred credits the amount of unearned income where the earnings process is not complete and therefore the results of this proceeding are not expected to have a material adverse effect on DP&L’s results of operations.

Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for additional information surrounding the merger between DPL and the AES Corporation and any related legal matters.

15. Business Segments

DPL operates through two segments consisting of the operations of two of its wholly-owned subsidiaries, DP&L (Utility segment) and DPLER (Competitive Retail segment).  This is how we view our business and make decisions on how to allocate resources and evaluate performance.

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

The Competitive Retail segment is comprised of DPLER’s competitive retail electric service business which sells retail electric energy under contract primarily to commercial and industrial customers who have selected DPLER as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 12,000 customers located throughout Ohio and Illinois.  Beginning February 28, 2011, the Competitive Retail segment includes the results of MC Squared, a Chicago-based retail electricity supplier.  MC Squared was purchased by DPLER on February 28, 2011 and serves approximately 2,000 customers in northern Illinois. The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  The electric energy used to meet its Illinois sales obligations was purchased from PJM.  The Competitive Retail segment has no transmission or generation assets.  The operations of DPLER are not subject to rate regulation by federal or state regulators.

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

The following table presents financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Quarter Ended March 31, 2011
Revenues from external customers	$388.7	$94.0	$12.0	$—	$494.7
Intersegment revenues	75.1	—	1.0	(76.1)	—
Total revenues	$463.8	$94.0	$13.0	$(76.1)	$494.7

Fuel	98.6	—	1.2	—	99.8
Purchased power	117.8	77.7	0.4	(75.1)	120.8

Gross margin	$247.4	$16.3	$11.4	$(1.0)	$274.1

Depreciation and amortization	$33.1	$0.2	$1.8	$—	$35.1
Interest expense	9.7	—	7.2	—	16.9
Income tax expense (benefit)	27.0	6.6	(8.8)	—	24.8
Net income (loss)	52.7	6.1	(14.8)	(0.5)	43.5

Cash capital expenditures	42.4	—	0.6	—	43.0
Total assets	3,478.5	58.0	187.6	—	3,724.1

Quarter Ended March 31, 2010
Revenues from external customers	$400.7	$41.8	$8.7	$—	$451.2
Intersegment revenues	37.3	—	1.1	(38.4)	—
Total revenues	$438.0	$41.8	$9.8	$(38.4)	$451.2

Fuel	100.6	—	1.3	—	101.9
Purchased power	72.6	37.3	0.2	(37.3)	72.8

Gross margin	$264.8	$4.5	$8.3	$(1.1)	$276.5

Depreciation and amortization	$34.8	$—	$2.6	$—	$37.4
Interest expense	9.4	—	8.5	—	17.9
Income tax expense (benefit)	36.8	1.2	(1.6)	—	36.4
Net income (loss)	72.1	2.1	(2.0)	(1.2)	71.0

Cash capital expenditures	39.4	—	0.4	—	39.8

Year ended December 31, 2010
Total assets	$3,475.4	$35.7	$302.7	$—	$3,813.8

16. Subsequent Events

On April 19, 2011, DPL and The AES Corporation, a Delaware corporation (“AES”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby AES will acquire DPL for $30.00 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of debt and preferred stock. Upon closing, DPL will become a wholly-owned subsidiary of AES.

The transaction has been unanimously approved by each of DPL’s and AES’ board of directors, but is subject to certain conditions, including receipt of the approval of DPL shareholders and, the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and the receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  The parties anticipate receiving approvals and closing the transaction during the next six to nine months.

The Merger Agreement includes customary representations, warranties and restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to consummation of the Merger or termination of the Merger Agreement.  Among other restrictions, without the consent of AES, the Merger Agreement limits our total capital spending, limits the extent to which we can obtain financing through long-term debt and equity, and we may not, without prior consent of AES, increase our quarterly common stock dividend of $0.3325 per share.

DPL expects to continue its policy of paying regular quarterly cash dividends until closing.  Dividends are expected to be paid on a prorated basis during the quarter in which the transaction closes.

The Merger Agreement also includes certain provisions whereby we have agreed to use our commercially reasonable efforts to replace DP&L’s existing $220.0 million revolving credit facility with a new facility that has a term of at least three years and in an amount equal to or greater than the current principal amount and generally on the same terms.  We have also agreed to use our commercially reasonable efforts, prior to the maturity date, to refinance the approximately $297.4 million principal amount of our 6.875% debt that is due in September 2011 and raise an additional principal amount of $125.0 million generally on the same terms and with a maturity of no less than five years.

The Merger Agreement restricts DPL from soliciting or initiating discussions with third parties regarding other proposals to acquire DPL, subject to certain exceptions for responding to unsolicited third party acquisition proposals and engaging in discussions and negotiations regarding unsolicited third party acquisition proposals.  The Merger Agreement also contains certain termination rights for both DPL and AES.  Upon termination under specified circumstances, DPL will be required to pay AES a termination fee of $106 million (or $53 million if the basis for termination of the Merger Agreement is DPL’s election  to enter into an alternative transaction with a third party that has submitted an alternative acquisition proposal during the 30-day period after the date of the Merger Agreement).

The following lawsuits have been filed in connection with the proposed Merger of DPL and AES that was publicly announced on April 20, 2011 (See Item 1a, “Risk Factors,” for additional risks related to the Merger).  Each of these lawsuits seeks, among other things, one or more of the following:  to enjoin the defendants from consummating the proposed Merger until certain conditions are met, or to rescind the Merger, or to recover damages if the Merger is completed or to commence a sale process and/or obtain an alternative transaction or to promptly notice an annual shareholder meeting or to recover an unspecified amount of other damages and costs, including attorneys’ fees and expenses.

On April 21, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL and each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit is a purported class action filed by Patricia A. Heinmuller on behalf of herself and an alleged class of DPL shareholders.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that AES and Dolphin Sub, Inc. aided and abetted such breach.

On April 25, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL and each member of DPL’s board of directors and AES as defendants.  The lawsuit is a purported class action and purported derivative action (on behalf of DPL) filed by The Austen Trust on behalf of itself and an alleged class of DPL shareholders and derivatively on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that the defendants acted in concert in respect of the breach of their respective duties.

On April 26, 2011, a lawsuit was filed in the United States District Court, Southern District, Western Division, naming DPL and each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit is a purported class action and purported derivative action (on behalf of DPL) filed by Stephen Kubiak on behalf of himself and an alleged class of DPL shareholders and derivatively on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and that AES and Dolphin Sub, Inc. aided and abetted such breach.

A number of other similar putative class action lawsuits may be filed in federal or state court in Ohio by purported shareholders of DPL on behalf of themselves and other shareholders of DPL.  Such complaints may name as defendants DPL and its directors and, in certain cases, AES and Dolphin Sub, Inc.

The complaints may allege, among other things, that DPL’s directors breached their fiduciary duties to shareholders of DPL in connection with DPL’s entry into the proposed Merger with AES and that AES and Dolphin Sub, Inc. aided and abetted the directors’ purported breaches of fiduciary duties.  The complaints may seek, among other things, class action status, an order enjoining the proposed transaction, and attorneys’ fees and expenses.

DPL intends to vigorously defend against all of claims referred to above.

DPL expects to record transaction fees of approximately $20 million pre-tax during 2011.

Further information concerning the proposed merger, including a copy of the Merger Agreement, is included in DPL’s Current Report on Form 8-K relating to the merger, filed with the SEC on April 20, 2011.  In addition, further information will be included in a proxy statement filed by us with the SEC in connection with the Merger.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL and DP&L.  DP&L is the principal subsidiary of DPL providing approximately 90% of DPL’s total consolidated gross margin and approximately 93% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Certain statements contained in this report, including this discussion, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including: the proposed merger transaction between DPL and The AES Corporation (AES) and the expected timing and completion of the transaction; management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas, oil and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; performance of our suppliers and other counterparties; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; a material deterioration in DPL’s retail and/or wholesale businesses and assets; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels and regulations, rate structures or tax laws; changes in federal or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development and operation of RTOs, including PJM to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in our purchasing processes, pricing, delays, employee, contractor and supplier performance and availability; significant delays associated with large construction projects; growth in our service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; an otherwise material adverse change in the business, assets, financial condition or results of operations of DPL; and the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.  Regarding the proposed merger transaction with AES, there can be no assurance as to the timing of the closing of the transaction, or whether the transaction will close at all.  The following factors, among others, could also cause or contribute to causing our actual results to differ materially from the results anticipated in our forward looking statements:  the ability to obtain the approval of the transaction by DPL’s shareholders; the ability to obtain required regulatory approvals of the transaction or to satisfy other conditions to the transaction on the terms and expected timeframe or at all; transaction costs; and the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers, other business partners or government entities.

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

DESCRIPTION OF BUSINESS

DPL is a regional electric energy and utility company.  DPL’s two reporting segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER subsidiary and DPLER’s subsidiary, MC Squared.  Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for more information relating to these reportable segments.  DP&L does not have any reportable segments.

DP&L is primarily engaged in the generation, transmission and distribution of electricity in West Central Ohio.  DPL and DP&L strive to achieve disciplined growth in energy margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth through efficient operations and strong customer and regulatory relations.  More specifically, DPL’s and DP&L’s strategy is to match energy supply with load, or customer demand, to maximize profits while effectively managing exposure to movements in energy and fuel prices and utilizing the transmission and distribution assets that transfer electricity at the most efficient cost, and to maintain the highest level of customer service and reliability.

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

RECENT DEVELOPMENTS

Merger with the AES Corporation

On April 19, 2011, DPL and The AES Corporation, a Delaware corporation (“AES”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby AES will acquire DPL for $30 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of debt and preferred stock. Upon closing, DPL will become a wholly-owned subsidiary of AES.

The transaction has been unanimously approved by each of DPL’s and AES’ board of directors, but is subject to certain conditions, including receipt of the approval of DPL shareholders and the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and the receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  The parties anticipate receiving approvals and closing the transaction during the next six to nine months.

See Item 1a, “Risk Factors,” and Note 16 of Notes to Condensed Consolidated Financial Statements for additional risks and information related to the merger.

The Merger Agreement includes customary representations, warranties and restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to consummation of the Merger or termination of the Merger Agreement. Among other restrictions, without the consent of AES, the Merger Agreement limits our total capital spending, limits the extent to which we can obtain financing through long-term debt and equity, and we may not, without prior consent of AES, increase our quarterly common stock dividend of $0.3325 per share.

The Merger Agreement also includes certain provisions whereby we have agreed to use our commercially reasonable efforts to replace DP&L’s existing $220.0 million revolving credit facility with a new facility that has a term of at least three years and in an amount equal to or greater than the current principal amount and generally on the same terms.  We have also agreed to use our commercially reasonable efforts, prior to the maturity date, to refinance the approximately $297.4 million principal amount of our 6.875% debt that is due in September 2011 and raise an additional principal amount of $125.0 million generally on the same terms and with a maturity of no less than five years.

In connection with the closing of the proposed merger, AES intends to obtain debt at DPL of approximately $1.25 billion, which would have a material effect on DPL’s cash requirements post-closing.  As a result of the proposed Merger, including the proposed incurrence of additional DPL debt, DPL and DP&L were recently downgraded by one of the major credit rating agencies and the other two major credit rating agencies reduced their outlook from stable to negative.  We do not anticipate that these reduced ratings will have a significant impact on our liquidity; however, we expect that our cost of capital will increase.  See Note 5 of Notes to Condensed Consolidated Financial Statements.    It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve customers, invest in capital improvements and prepare for our customer’s future energy needs.  As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, further credit rating downgrades could also require us to post additional cash collateral for commodity derivatives as certain derivative instruments require us to post collateral based on our credit ratings.

DPL expects to incur merger transaction fees of approximately $20 million (pre-tax) during 2011.  Other than these transaction fees and other than as noted above, DPL and DP&L do not expect the proposed Merger to have a significant impact on their cash requirements and sources of liquidity during 2011 and do not anticipate materially modifying their business or operating strategies for 2011, but we cannot predict the long-term impact consummation of the proposed Merger will have on us.

Additional information concerning the proposed merger, including a copy of the Merger Agreement, is included in DPL’s current report on Form 8-K relating to the merger, filed with the SEC on April 20, 2011.  Further information will be included in a proxy statement filed by DPL with the SEC in connection with the proposed Merger.

Purchase of a Retail Electricity Supplier

On February 28, 2011, DPLER purchased MC Squared, a Chicago-based retail electricity supplier, for approximately $8.2 million.  MC Squared serves approximately 2,000 customers in Northern Illinois and for the year ended December 31, 2010, it sold approximately 648 million kWh of power, generating revenues of approximately $46 million.  The purchase of MC Squared is expected to complement DPLER’s existing Ohio retail market activity and to provide a platform for expansion into other attractive markets.

Redemption of DPL-Capital Trust II Securities

On February 23, 2011, DPL acquired $122.0 million of outstanding DPL Capital Trust II 8.125% trust preferred securities from a third party.  As a result of this transaction, DPL recorded a net loss on the reacquisition of the securities in the amount of approximately $15.3 million ($10.1 million net of tax) in the first quarter of 2011.  Interest savings from the redemption of these securities are expected to be approximately $8.4 million ($5.6 million net of tax) for the remainder of 2011.  DPL financed this transaction using a combination of cash on hand, drawings from its revolving credit facilities as well as proceeds from the sale of some of its short-term investments.

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

REGULATORY ENVIRONMENT

•                  Carbon Emissions — Climate Change Legislation

There is an on-going concern nationally and internationally about global climate change and the contribution of emissions of GHGs, including most significantly, CO2.  This concern has led to interest in legislation at the federal level, actions at the state level as well as litigation relating to GHG emissions.  In 2007, a U.S. Supreme Court decision upheld that the USEPA has the authority to regulate CO2 emissions from motor vehicles under the CAA.  In April 2009, the USEPA issued a proposed endangerment finding under the CAA, which was finalized and published on December 15, 2009.  The proposed finding determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  In December 2009, the USEPA finalized this endangerment finding with a regulatory effective date of January 2010.  Numerous affected parties have asked the USEPA Administrator to reconsider this decision.  This endangerment finding, if not changed, is expected to lead to the regulation of CO2 and other GHGs from electric generating units and other stationary sources of these emissions.  Increased pressure for CO2 emissions reduction is also coming from investor organizations and the international community.  Environmental advocacy groups are also focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  Legislation proposed in 2009 to target a reduction in the emission of GHGs from large sources was not enacted.  Approximately 99% of the energy we produce is generated by coal.  DP&L’s share of CO2 emissions at generating stations we own and co-own is approximately 16 million tons annually.  If legislation or regulations are passed at the federal or state levels that impose mandatory reductions of CO2 and other GHGs on generation facilities, the cost to DPL and DP&L of such reductions could be material.

•                  SB 221 Requirements

SB 221 and the implementation rules contain targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.  The standards require that, by the year 2025, 25% of the total number of kWh of electricity sold by the utility to retail electric consumers must come from alternative energy resources, which include “advanced energy resources” such as distributed generation, clean coal, advanced nuclear, energy efficiency and fuel cell technology; and “renewable energy resources” such as solar, hydro, wind, geothermal and biomass.  At least half of the 25% must be generated from renewable energy resources, including 0.5% from solar energy.  The renewable energy portfolio, energy efficiency and demand reduction standards began in 2009 with increased percentage requirements each year thereafter.  The annual targets for energy efficiency and peak demand reductions also began in 2009 with annual increases.  Energy efficiency programs are to save 22.3% by 2025 and peak demand reductions are expected to reach 7.75% by 2018 compared to a baseline energy usage.  If any targets are not met, compliance penalties will apply, unless the PUCO makes certain findings that would excuse performance.

SB 221 also contains provisions for determining whether an electric utility has significantly excessive earnings.  On September 9, 2009, the PUCO issued an order establishing a significantly excessive earnings test (SEET) proceeding.  After receiving comments from interested parties including DP&L, the PUCO issued an order on June 30, 2010 to establish general rules for calculating the earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings.  Pursuant to the ESP Stipulation, DP&L becomes subject to the SEET in 2013 based on 2012 earnings results and the SEET may have a material impact on our results of operations, financial condition and cash flows.

DP&L faces regulatory uncertainty from its next ESP or MRO filing which is scheduled to be filed in the first quarter of 2012 to be effective January 1, 2013.  The filing may result in changes to the current rate structure and riders.

•                  NOx and SO2  Emissions — CAIR

The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA CAIR and its associated Federal Implementation Plan. This decision remanded these issues back to the USEPA.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  On December 23, 2008, the court reversed part of its decision that vacated CAIR.  Thus, CAIR currently remains in effect, but the USEPA remains subject to the court’s order to revise the program.  On July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR) which will effectively replace CAIR.  These rules may be finalized as early as the summer of 2011.  We have reviewed this proposal and submitted comments to the USEPA on September 30, 2010.  At this time, we are unable to determine the overall financial impact that these rules could have on our operations in the future.

COMPETITION AND PJM PRICING

•                  RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2013/2014 period cleared at a per megawatt price of $28/day for our RTO area.  The per megawatt prices for the periods 2012/2013, 2011/2012 and 2010/2011 were $16/day, $110/day and $174/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider therefore increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained in 2010, we estimate that a hypothetical increase or decrease of $10 in the capacity auction price would result in an annual impact to net income of approximately $4.4 million and $3.2 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

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

Overall power market prices, as well as government aggregation initiatives within DP&L’s service territory, have resulted in increased levels of competition to provide transmission and generation services.  This in turn has led to a significant number of DP&L’s customers switching their retail electric services to CRES providers.  DPLER, an affiliated company and one of the registered CRES providers, has been marketing transmission and generation services to DP&L customers.  The following table provides a summary of the number of electric customers and volumes provided by all CRES providers in our service territory during the three month period ended March 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER	9,784	1,344	1,542	720
Supplied by non-affiliated CRES providers	2,778	118	60	2
Total supplied in our service territory	12,562	1,462	1,602	722

Supplied by DP&L in our service territory (a)	514,704	3,639	515,384	3,615

(a)                                  The electric customer figures above for DP&L include distribution sales to 9,784 and 1,542 customers as of March 31, 2011 and 2010, respectively.  The transmission and generation sales for these same customers are included in the customers supplied by DPLER as of March 31, 2011 and 2010, respectively. The DP&L sales for the three months ended March 31, 2011 and March 31, 2010 include 118 million kWh and 2 million kWh, respectively, of distribution sales for non-affiliated CRES providers.  The non-affiliated CRES providers supply the transmission and generation services for these sales.

The volumes supplied by DPLER represent approximately 38% and 20% of DP&L’s total retail volumes during the three month periods ended March 31, 2011 and 2010, respectively.  The reduction to gross margin during the three months ended March 31, 2011 as a result of customers switching to DPLER and other CRES providers was approximately $9 million and $19 million, for DPL and DP&L, respectively.  We currently cannot determine the extent to which customer switching to CRES providers will occur in the future and the impact this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

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

Effective January 2010, the SSO retail customers’ portion of fuel price changes, including coal requirements and purchased power costs, was reflected in the implementation of the fuel and purchased power recovery rider, subject to PUCO review.  DP&L is currently undergoing an audit of its fuel and purchased power recovery rider and as a result there is some uncertainty as to the costs that will be approved for recovery.  Independent third parties conduct the fuel audit in accordance with the PUCO standards.  DP&L anticipates that this uncertainty will be resolved during the summer of 2011 after completion of the fuel audit.  Based on the results of the audit, DP&L may record a favorable or unfavorable adjustment to earnings.  We are unable to determine if any such adjustment would be material to our results of operations, financial condition and cash flows.

FINANCIAL OVERVIEW

The following financial overview relates to DPL, which includes its principal subsidiary DP&L.  The results of operations for both DPL and DP&L are separately discussed in more detail following this financial overview.

For the three months ended March 31, 2011, Net income for DPL was $43.5 million, or $0.38 per share, compared to Net income of $71.0 million, or $0.61 per share, for the same period in 2010.  All EPS amounts are on a diluted share basis.  As discussed more fully below, the key drivers of the results during the three-month period ended March 31, 2011 compared to the similar period of the prior year comprise the following:

•                  a decrease in retail revenue due to pricing associated with competitively supplied customers,

•                  an overall decline in generating plant performance which resulted in a decrease in wholesale sales volume and an increase in purchased power volume,

•                  an increase in operation and maintenance expenses resulting from repair and damage caused by an ice storm experienced during February 2011 and unplanned outages at jointly-owned production facilities,

•                  a loss on the repurchase of DPL Capital Trust II securities,

•                  an increase in tax related expenses due to deferred taxes recorded as a result of the MC Squared acquisition and an unfavorable determination, which we plan to appeal, from the Ohio gross receipts tax audit, and

•                  an insurance settlement received during the three months ended March 31, 2010.

Partially offsetting these items were:

•                  an increase in retail rates primarily as a result of an increase in the Fuel and Purchased Power Recovery Rider and an increase in the capacity clearing price of the PJM capacity auction,

•                  a decrease in purchased power prices,

•                  an increase in retail sales volumes due to improved economic conditions, and

•                  a decrease in the volume of fuel consumed due to decreased generation by our power plants.

RESULTS OF OPERATIONS — DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L.  DP&L provides approximately 90% of DPL’s total consolidated gross margin.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights — DPL

	Three Months Ended
	March 31,
$ in millions	2011	2010

Revenues:
Retail	$383.5	$354.6
Wholesale	31.7	40.2
RTO revenues	21.4	21.1
RTO capacity revenues	55.3	32.3
Other revenues	2.8	3.0
Total revenues	$494.7	$451.2

Cost of revenues:
Fuel costs	$101.5	$102.3
Gains from sale of coal	(1.7)	(0.2)
Gains from sale of emission allowances	—	(0.2)
Net fuel	99.8	101.9

Purchased power	36.0	13.7
RTO charges	29.3	24.7
RTO capacity charges	55.5	34.4
Net purchased power	120.8	72.8

Total cost of revenues	$220.6	$174.7

Gross margins (a)	$274.1	$276.5

Gross margin as a percentage of revenues	55.4%	61.3%

Operating income	$101.6	$126.0

Earnings per share of common stock:
Basic EPS from operations	$0.38	$0.61
Diluted EPS from operations	0.38	0.61

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

	Three Months Ended
	March 31,
Number of days	2011	2010

Heating degree days (a)	2,967	3,058
Cooling degree days (a)	—	—

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

The following table provides a summary of changes in revenues from the prior period:

Three Months Ended
March 31,
$ in millions	2011 vs. 2010

Retail
Rate	$25.0
Volume	2.8
Other miscellaneous	1.1
Total retail change	$28.9

Wholesale
Rate	$(0.4)
Volume	(8.1)
Total wholesale change	$(8.5)

RTO capacity & other
RTO capacity and other revenues	$23.1

Total revenues change	$43.5

For the three months ended March 31, 2011, Revenues increased $43.5 million to $494.7 million from $451.2 million in the same period of the prior year.  This increase was primarily the result of higher average retail rates and sales volume and an increase in RTO capacity and other RTO revenues, partially offset by a decrease in lower wholesale sales volumes and wholesale average rates.

•                  Retail revenues increased $28.9 million resulting primarily from a 7% increase in average retail rates due largely to a 26% increase in the Fuel Rider and an increase in the Universal Service Rider.  This increase in the average retail rates was partially offset by the effect of lower rates due to customer switching which has resulted from increased levels of competition to provide transmission and generation services in our service territory.  Retail sales volume increased slightly compared to the prior year period largely due to continued improved economic conditions offset slightly by the warmer weather.  Heating degree days were 3% less than the prior year.  The above resulted in a favorable $25.0 million retail price variance and a favorable $2.8 million retail sales volume variance.

•                  Wholesale revenues decreased $8.5 million primarily as a result of a 20% decrease in wholesale sales volume, including a 1% decrease in wholesale sales prices.  This resulted in an unfavorable $8.1 million wholesale sales volume variance and an unfavorable wholesale price variance of $0.4 million.  Wholesale sales volume decreased primarily as a result of an increase in outages at our generating plants during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $23.1 million compared to the same period in 2010.  This increase in RTO capacity and other revenues was primarily the result of a $23.0 million increase in revenues realized from the PJM capacity auction, and also included a slight increase in transmission, congestion and other revenues.

DPL — Cost of Revenues

For the three months ended March 31, 2011:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $2.1 million, or 2%, compared to the same period in 2010, primarily due to the impact of a 14% decrease in the volume of generation and a 16% increase in the price of generation by our plants resulting from an increase in and the timing of unit outages during the three months ended March 31, 2011 when compared to the same period in 2010.  Additionally, during the three months ended March 31, 2011, DP&L realized $1.7 million in gains from the sale of coal compared to $0.2 million realized during the same period in 2010.

•                  Net purchased power increased $48.0 million, or 66%, compared to the same period in 2010 due to an increase of $25.7 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the increase in net purchased power was a $30.5 million increase associated with higher purchased power volumes partially offset by $8.2 million related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with operating our generating facilities.

DPL — Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2011 vs. 2010
Generating facilities operating and maintenance expenses	$7.5
Maintenance of overhead transmission and distribution lines	7.3
Low-income payment program (1)	4.5
Insurance settlement, net	3.4
Energy efficiency programs (1)	(1.9)
Other, net	(2.8)
Total operation and maintenance expense	$18.0

(1)          There is a corresponding offset to Revenues associated with these programs resulting in no impact to Net income.

During the three months ended March 31, 2011, Operation and maintenance expense increased $18.0 million, or 22%, compared to the same period in 2010.  This variance was primarily the result of:

•                  increased expenses for generating facilities largely due to unplanned outages at jointly-owned production units,

•                  increased expenses related to the maintenance of overhead transmission and distribution lines largely related to a significant ice storm in February 2011,

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider, and

•                  a prior year insurance settlement that reimbursed us for legal costs associated with our litigation against certain former executives.

These increases were partially offset by lower expenses relating to energy efficiency programs that were put in place for our customers.

DPL — Depreciation and Amortization

For the three months ended March 31, 2011, Depreciation and amortization expense decreased $2.3 million, or 6%, as compared to the three months ended March 31, 2010.  The decrease primarily reflects the impact of a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010.

DPL — General Taxes

For the three months ended March 31, 2011, General taxes increased $6.3 million, or 19%, as compared to 2010.  These increases were primarily the result of higher property tax accruals in 2011 compared to 2010 and an unfavorable determination, which we plan to appeal, from the Ohio gross receipts tax audit.

DPL — Investment Income

Investment income recorded during the three months ended March 31, 2011 did not fluctuate significantly from that recorded during the three months ended March 31, 2010.

DPL — Interest Expense

For the three months ended March 31, 2011, Interest expense decreased $1.0 million, or 6%, as compared to 2010 primarily due to the early redemption of the DPL Capital Trust II 8.125% capital securities discussed below.

DPL — Charge for Early Redemption of Debt

The Charge for early redemption of debt reflects the purchase, in February 2011, of $122.0 million principal of the DPL Capital Trust II 8.125% capital securities in a privately negotiated transaction.  As part of this transaction, DPL paid a $12.2 million, or 10% premium, and wrote-off $3.1 million of unamortized discount and issuance costs.

DPL — Income Tax Expense

For the three months ended March 31, 2011, Income tax expense decreased $11.6 million, or 32.0%, as compared to 2010 primarily due to decreased pre-tax income.

RESULTS OF OPERATIONS BY SEGMENT — DPL

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of DPLER and DPLER’s subsidiary MC Squared.  These segments are discussed further below:

Utility Segment

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for the segment’s 24-county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPLER in Ohio and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment

The Competitive Retail segment is comprised of DPLER’s competitive retail electric service business which sells retail electric energy under contract primarily to commercial and industrial customers who have selected DPLER as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 12,000 customers located throughout Ohio and Illinois.  Beginning February 28, 2011, the Competitive Retail segment includes the results of MC Squared, a Chicago-based retail electricity supplier.  MC Squared was purchased by DPLER on February 28, 2011 and serves approximately 2,000 customers in northern Illinois.  The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  The electric energy used to meet its Illinois sales obligation was purchased from PJM.  The Competitive Retail segment has no transmission or generation assets.  The operations of DPLER are not subject to rate regulation by federal or state regulators.

Other

Included within Other are other businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs which include interest expense on DPL’s debt.

Management evaluates segment performance based on gross margin.

See Note 15 of Notes to Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

	Three months ended March 31,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Utility	$247.4	$264.8	$(17.4)
Competitive Retail	16.3	4.5	11.8
Other	11.4	8.3	3.1
Adjustments and Eliminations	(1.0)	(1.1)	0.1
Total consolidated	$274.1	$276.5	$(2.4)

The financial condition, results of operations and cash flows of the Utility segment are identical in all material respects and for both periods presented, to those of DP&L which are included in this Form 10-Q. We do not believe that additional discussions of the financial condition and results of operations of the Utility segment would enhance an understanding of this business since these discussions are already included under the DP&L discussions below.

Income Statement Highlights — Competitive Retail Segment

	Three months ended March 31,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Revenues:
Retail	$93.5	$41.5	$52.0
RTO and other	0.5	0.3	0.2
	$94.0	$41.8	$52.2

Cost of revenues:
Purchased power	$77.7	$37.3	$40.4

Gross margins (a)	$16.3	$4.5	$11.8

Operation and maintenance expense	3.0	1.2	1.8
Other expenses (income), net	0.6	—	0.6
Total expenses, net	$3.6	$1.2	$2.4

Earnings (Loss) from continuing operations before income tax	12.7	3.3	9.4
Income tax expense (benefit)	6.6	1.2	5.4
Net income (Loss)	$6.1	$2.1	$4.0

Gross margin as a percentage of revenues	17.3%	10.7%

(a)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Competitive Retail Segment — Revenue

For the three months ended March 31, 2011, the segment’s retail revenues increased $52.0 million, or 125%, compared to the same period in 2010.  The increase was primarily driven by the high levels of competition in the competitive retail electric service business in the state of Ohio which has continued to result in a significant number of DP&L’s retail customers switching their retail electric service to DPLER.  Also contributing to this increase was the purchase of MC Squared on February 28, 2011, resulting in additional retail revenues of $4.1 million recorded since this purchase date.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 1,344 million kWh of power to 9,784 customers in Ohio during the first three months of 2011 compared to 720 million kWh sold to 1,542 Ohio customers during the same period in 2010.

Competitive Retail Segment — Purchased Power

For the three months ended March 31, 2011, purchased power for the segment increased $40.4 million, or 108%, as compared to the same period in 2010 primarily due to higher purchased power volumes required to satisfy an increasing customer base as a result of customer switching and the purchase of MC Squared.  The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  This increase was partially offset by lower average prices paid for purchased power in 2011 compared to 2010. The electric energy used to meet its Illinois sales obligation was purchased from PJM.

Competitive Retail Segment — Operation and Maintenance

For the three months ended March 31, 2011, the segment’s operation and maintenance expenses which include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses, increased $1.8 million, or 150%, compared to the same period in 2010.  The higher operation and maintenance expense in 2011 as compared to 2010 is primarily reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers.

Competitive Retail Segment — Income Tax Expense

For the three months ended March 31, 2011, the segment’s income tax expense increased $5.4 million compared to the same period in 2010 primarily due to increased pre-tax income and increased state income tax expense.  As a result of the purchase of MC Squared we recorded a $2.0 million charge for state deferred taxes due to the Illinois Unitary Tax rules. We have requested an alternative method of apportionment from the state of Illinois.

RESULTS OF OPERATIONS — DP&L

Income Statement Highlights — DP&L

	Three Months Ended
	March 31,
$ in millions	2011	2010

Revenues:
Retail	$290.4	$314.1
Wholesale	106.2	76.3
RTO revenues	20.4	20.2
RTO capacity revenues	46.8	27.4
Total revenues	$463.8	$438.0

Cost of revenues:
Fuel costs	$100.4	$101.0
Gains from sale of coal	(1.8)	(0.2)
Gains from sale of emission allowances	—	(0.2)
Net fuel	98.6	100.6

Purchased power	34.2	13.6
RTO charges	29.1	24.5
RTO capacity charges	54.5	34.5
Total purchased power	117.8	72.6

Total cost of revenues	$216.4	$173.2

Gross margins (a)	$247.4	$264.8

Gross margin as a percentage of revenues	53.3%	60.5%

Operating Income	$89.3	$118.4

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

The following table provides a summary of changes in revenues from the prior period:

Three Months Ended
March 31,
$ in millions	2011 vs. 2010

Retail
Rate	$(16.6)
Volume	(8.2)
Other miscellaneous	1.1
Total retail change	$(23.7)

Wholesale
Rate	$2.4
Volume	27.5
Total wholesale change	$29.9

RTO capacity and other
RTO capacity and other RTO revenues	$19.6

Total revenues change	$25.8

For the three months ended March 31, 2011, Revenues increased $25.8 million, or 6%, to $463.8 million from $438.0 million in the prior year.  This increase was primarily the result of higher wholesale sales volumes, higher average wholesale prices as well as increased RTO capacity and other revenues, partially offset by lower average retail rates and lower retail sales volume.  The revenue components for the three months ended March 31, 2011 are further discussed below:

•                  Retail revenues decreased $23.7 million primarily as a result of a 5% decrease in average retail rates due to customers switching from DP&L.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  The remaining distribution services provided by DP&L were billed at a lower average rate resulting in a reduction of total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by a 26% increase in the Fuel and Purchased Power Recovery Rider and an approximate 50% increase in the Universal Service Fund Rider.  Also contributing to the decline in revenues was a 3% decrease in retail sales volumes largely due to an unfavorable 3% decrease in heating degree days from prior year, although economic conditions are continuing to improve.  The above resulted in an unfavorable $16.6 million retail price variance and an unfavorable $8.2 million retail sales volume variance.

•                  Wholesale revenues increased $29.9 million primarily as a result of a 2% increase in average wholesale prices combined with a 36% increase in wholesale sales volume due in large part to the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in a favorable $27.5 million wholesale sales volume variance and a favorable wholesale price variance of $2.4 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $19.6 million compared to the same period in 2010.  This increase in RTO capacity and other revenues was primarily the result of a $19.5 million increase in revenues realized from the PJM capacity auction including a slight increase in transmission and congestion revenues.

DP&L — Cost of Revenues

For the three months ended March 31, 2011:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $2.0 million, or 2%, compared to 2010, primarily due to the impact of a 14% decrease in the volume of generation and a 16% increase in the price of generation by our plants resulting from an increase in, and the timing of, unit outages during the three months ended March 31, 2011, when compared to the same period in 2010.  Additionally, during the three months ended March 31, 2011, DP&L realized $1.8 million in gains from the sale of coal compared to $0.2 million realized during the same period in 2010.

•                  Net purchased power increased $45.2 million, or 62%, compared to the same period in 2010, due largely to an increase of $24.6 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the increase in net purchased power was a $26.4 million increase associated with higher purchased power volumes partially offset by $5.8 million related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

DP&L — Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2011 vs. 2010
Generating facilities operating and maintenance expenses	$7.3
Maintenance of overhead transmission and distribution lines	7.3
Low-income payment program (1)	4.5
Energy efficiency programs (1)	(1.9)
Other, net	(5.1)
Total operation and maintenance expense	$12.1

(1)        There is a corresponding offset to Revenues associated with these programs resulting in no impact to Net income.

For the three months ended March 31, 2011, Operation and maintenance expense increased $12.1 million, or 15%, compared to the same period in 2010.  This variance was primarily the result of:

•                  increased expenses for generating facilities largely due to unplanned outages at jointly-owned production units,

•                  increased expenses related to the maintenance of overhead transmission and distribution lines largely related to a significant ice storm in February 2011, and

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider.

These increases were partially offset by lower expenses relating to energy efficiency programs that were put in place for our customers.

DP&L — Depreciation and Amortization

For the three months ended March 31, 2011, Depreciation and amortization expense decreased $1.7 million, or 5%, as compared to the three months ended March 31, 2010.  The decrease primarily reflected the impact of a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010.

DP&L — General Taxes

For the three months ended March 31, 2011, General taxes increased $1.3 million, or 4%, as compared to 2010.  These increases were primarily the result of higher property tax accruals in 2011 compared to 2010.

DP&L — Investment Income

Investment income recorded during the three months ended March 31, 2011 did not fluctuate significantly from that recorded during the three months ended March 31, 2010.

DP&L — Interest Expense

Interest expense recorded during the three months ended March 31, 2011 did not fluctuate significantly from that recorded during the three months ended March 31, 2010.

DP&L — Income Tax Expense

For the three months ended March 31, 2011, Income tax expense decreased $9.8 million, or 27%, compared to the same period in 2010, primarily due to decreased pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  The following table provides a summary of the cash flows for DPL and DP&L:

DPL

	For the Three Months
	Ended March 31,
$ in millions	2011	2010

Net cash provided by operating activities	$92.0	$122.6
Net cash provided by / (used for) investing activities	10.0	(71.3)
Net cash used for financing activities	(155.5)	(37.3)

Net change	$(53.5)	$14.0
Cash and cash equivalents at beginning of period	124.0	74.9
Cash and cash equivalents at end of period	$70.5	$88.9

DP&L

	For the Three Months
	Ended March 31,
$ in millions	2011	2010

Net cash provided by operating activities	$84.0	$134.8
Net cash used for investing activities	(40.4)	(37.2)
Net cash used for financing activities	(40.2)	(90.2)

Net change	$3.4	$7.4
Cash and cash equivalents at beginning of period	54.0	57.1
Cash and cash equivalents at end of period	$57.4	$64.5

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

DPL — Net Cash provided by Operating Activities

DPL’s Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2011	2010

Earnings from continuing operations	$43.5	$71.0
Depreciation and amortization	35.1	37.4
Deferred income taxes	33.7	10.5
Contribution to pension plan	(40.0)	(20.0)
Charge for early redemption of debt	15.3	—
Other	4.4	23.7
Net cash provided by operating activities	$92.0	$122.6

For the three months ended March 31, 2011, Net cash provided by operating activities was primarily a result of earnings from continuing operations adjusted for noncash depreciation and amortization, combined with the following significant transactions:

•                  A $33.7 million increase to Deferred income taxes primarily as a result of depreciation as well as pension contributions.

•                  A DP&L contribution of $40.0 million to the defined benefit pension plan in February 2011.

•                  A $15.3 million charge for the early redemption of DPL Capital Trust II securities.

•                  Other, which represents items that had a current period cash flow impact and includes changes in working capital and other future rights or obligations to receive or to pay cash.  These items are primarily impacted by, among other factors, the timing of when cash payments are made for fuel, purchased power, operating costs, interest and taxes, and when cash is received from our utility customers and from the sales of coal and excess emission allowances.

For the three months ended March 31, 2010, Net cash provided by operating activities was primarily a result of earnings from continuing operations adjusted for noncash depreciation and amortization and deferred income taxes, combined with the following significant transactions:

•                  A $10.5 million increase to Deferred income taxes primarily as a result of a $7.0 million temporary difference due to a pension contribution and other temporary differences arising from routine changes in balance sheet accounts.

•                  In February 2010, DP&L contributed $20.0 million to the defined benefit pension plan.

•                  Other, which represents items that had a current period cash flow impact and includes changes in working capital and other future rights or obligations to receive or to pay cash.  These items are primarily impacted by, among other factors, the timing of when cash payments are made for fuel, purchased power, operating costs, interest and taxes, and when cash is received from our utility customers and from the sales of coal and excess emission allowances.

DP&L — Net Cash provided by Operating Activities

DP&L’s Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2011	2010

Net income	$52.7	$72.1
Depreciation and amortization	33.1	34.8
Deferred income taxes	33.3	9.9
Contribution to pension plan	(40.0)	(20.0)
Other	4.9	38.0
Net cash provided by operating activities	$84.0	$134.8

For the three months ended March 31, 2011 and 2010, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.

DPL — Net Cash provided by / used for Investing Activities

DPL’s Net cash used for investing activities for the three months ended March 31, 2011 and 2010 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2011	2010

Environmental and renewable energy capital expenditures	$(1.6)	$(3.9)
Other plant-related asset acquisitions, net	(41.4)	(35.9)
Purchase of MC Squared	(8.2)	—
Sales / (purchases) of short-term investments, net	59.1	(33.7)
Other	2.1	2.2
Net cash provided by / used for investing activities	$10.0	$(71.3)

For the three months ended March 31, 2011, DP&L continued to see reductions in its environmental and renewable energy capital expenditures due to the completion of the solar energy facility at Yankee station during 2010.  Additionally, DPL, on behalf of DPLER, made a cash payment of approximately $8.2 million to acquire MC Squared (see Note 15 of Notes to Condensed Consolidated Financial Statements). Also during the three months ended March 31, 2011, DPL redeemed $60.8 million of short-term investments mostly comprised of VRDN securities as well as purchasing an additional $1.7 million of short-term investments during the same period.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

For the three months ended March 31, 2010, DP&L continued to see reductions in its environmental and renewable energy capital expenditures due to the completion of FGD and SCR projects.  The expenditures incurred during 2010 relate primarily to the construction of a solar energy facility at Yankee station.  DP&L also continued to make upgrades and other investments in other generation, transmission and distribution equipment.  During this period, DPL also paid $33.7 million to purchase VRDN securities from various institutional securities brokers.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

DP&L — Net Cash used for Investing Activities

DP&L’s Net cash used for investing activities for the three months ended March 31, 2011 and 2010 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2011	2010

Environmental and renewable energy capital expenditures	$(1.6)	$(3.9)
Other plant-related asset acquisitions, net	(40.8)	(35.5)
Other	2.0	2.2
Net cash used for investing activities	$(40.4)	$(37.2)

For the three months ended March 31, 2011 and 2010, the significant components of DP&L’s Net cash used for investing activities are similar to those discussed under DPL’s Net cash provided by / used for investing activities above.

DPL — Net Cash used for Financing Activities

DPL’s Net cash used for financing activities for the three months ended March 31, 2011 and 2010 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2011	2010

Dividends paid on common stock	$(37.8)	$(35.0)
Repurchase of DPL common stock	—	(3.9)
Early redemption of long-term debt, including premium	(134.2)	—
Payment of MC Squared debt	(13.5)	—
Withdrawals from revolving credit facility, net	30.0	—
Other	—	1.6
Net cash used for financing activities	$(155.5)	$(37.3)

For the three months ended March 31, 2011, DPL paid common stock dividends of $37.8 million and $134.2 million for the purchase of the DPL Capital Trust II capital securities, of which $122.0 million related to the capital securities and an additional $12.2 million related to the premium paid on the purchase.  DPL also paid down the debt of MC Squared which was acquired in February 2011 (see Note 15 of Notes to Condensed Consolidated Financial Statements), and DP&L withdrew $30.0 million, net, on one of its revolving credit facilities.

For the three months ended March 31, 2010, DPL paid common stock dividends of $35.0 million.  In addition, under a stock repurchase program approved by the Board of Directors in October 2009 (see Note 11 of Notes to Condensed Consolidated Financial Statements), DPL repurchased approximately 145,915 DPL common shares for $3.9 million.

DP&L — Net Cash used for Financing Activities

DP&L’s Net cash used for financing activities for the three months ended March 31, 2011 and 2010 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2011	2010

Dividends paid on common stock to parent	$(70.0)	$(90.0)
Withdrawals from revolving credit facility, net	30.0	—
Other	(0.2)	(0.2)
Net cash used for financing activities	$(40.2)	$(90.2)

For the three months ended March 31, 2011, DP&L’s Net cash used for financing activities primarily relates to $70 million in dividends partially offset by a net withdrawal of $30.0 million on one of its revolving credit facilities.

For the three months ended March 31, 2010, DP&L’s Net cash used for financing activities primarily relates to $90 million in dividends paid to DPL.

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations.  Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities, potential margin requirements for retail operations, interest and dividend payments.  For 2011, and in subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from the capital markets as our internal liquidity needs and market conditions warrant.  We also expect that the borrowing capacity under credit facilities will continue to be available to manage working capital requirements during those periods.

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

				Amounts
				available as of
$ in millions	Type	Maturity	Commitment	March 31, 2011

DP&L	Revolving	November 2011	$220.0	$220.0

DP&L	Revolving	April 2013	$200.0	$170.0

			$420.0	$390.0

Each revolving credit facility has a $50 million Letter of Credit (LOC) sublimit.  As of March 31, 2011 and through the date of filing this quarterly report on Form 10-Q, there were no outstanding LOCs on either facility.

DPL’s $297.4 million 6.875% senior notes due September 2011 have been reflected as a current liability.  Management will continue to monitor and evaluate market conditions over the next several months and make a determination to either seek to refinance the senior notes or explore alternative financing arrangements.

Cash and cash equivalents for DPL and DP&L amounted to $70.5 million and $57.4 million, respectively, at March 31, 2011.  At that date, DPL also had short-term investments amounting to $10.0 million.

Debt Covenants

As mentioned above, DP&L has access to $420 million of short-term financing under its two revolving credit facilities.  The following financial covenant is contained in each revolving credit facility: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of March 31, 2011, this covenant was met with a ratio of 0.42 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guaranty obligations, divided by the total of DP&L’s shareholders’ equity and total debt including guaranty obligations.

There have been no material changes to our debt covenants as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We are in compliance with all of our debt covenants.

Capital Requirements

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

DPL’s construction additions were $34.4 million and $30.2 million during the three month periods ended March 31, 2011 and 2010, respectively.  DPL is expected to spend approximately $310 million in 2011 on construction additions.  Planned construction additions for 2011 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

DP&L’s construction additions were $34.0 million and $29.8 million during the three month periods ended March 31, 2011 and 2010, respectively.  DP&L is expected to spend approximately $300 million in 2011 on construction additions.  Planned construction additions for 2011 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

Credit Ratings

The following table outlines the debt credit ratings and outlook of each company, along with the effective dates of each rating and outlook for DPL and DP&L.

	DPL (a)	DP&L (b)	Outlook	Effective

Fitch Ratings	BBB+	A	Negative	April 2011
Moody’s Investors Service	Baa1	Aa3	Negative	April 2011
Standard & Poor’s Corp.	BBB+	A	Negative	April 2011

(a)  Credit rating relates to DPL’s Senior Unsecured debt.

(b)  Credit rating relates to DP&L’s Senior Secured debt.

Off-Balance Sheet Arrangements

DPL — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiaries, DPLE and DPLER, and its indirect wholly-owned subsidiary, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes. Certain of DPL’s financial or performance assurance agreements contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies. If our debt were to fall below investment grade, we would be in violation of the provisions, and the counter parties to the assurance agreements could demand alternative credit assurance. The changes in our credit ratings in April 2011 have not triggered these provisions.

At March 31, 2011, DPL had $89.1 million of guarantees to third parties for future financial or performance assurance under such agreements, including $72.1 million of guarantees on behalf of DPLE and DPLER and $17.0 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $0.2 million and $0.3 million at March 31, 2011 and 2010, respectively.

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of March 31, 2011, DP&L could be responsible for the repayment of 4.9%, or $62.0 million, of a $1,264.4 million debt obligation that matures in 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2011, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 except for the note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum discussed further in Note 5 of Notes to Condensed Consolidated Financial Statements.

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

Commodity Derivatives

To minimize the risk of fluctuations in the market price of commodities, such as coal, power and heating oil, we may enter into commodity-forward and futures contracts to effectively hedge the cost/revenues of the commodity.  Maturity dates of the contracts are scheduled to coincide with market purchases/sales of the commodity.  Cash proceeds or payments between us and the counter-party at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased or sold. We generally do not enter into forward contracts beyond thirty-six months.

A 10% increase or decrease in the market price of our heating oil forwards and forward power contracts at March 31, 2011 would not have a significant effect on Net income.

The following table provides information regarding the volume and average market price of our NYMEX coal forward derivative contracts at March 31, 2011 and the effect to Net income if the market price were to increase or decrease by 10%:

			Weighted	Increase /
			Average	Decrease in
	Contract		Market	Net Income
Commodity	Volume	Units	Price / Unit	(in millions)

NYMEX Coal Forwards - Non-Hedged
2011 - Purchase	511,500	tons	$78.94	$1.3	(a)
2012 - Purchase	2,859,750	tons	$84.89	$8.6	(a)
2013 - Purchase	186,000	tons	$88.95	$1.1	(a)

(a)       The Net income impact of a 10% change in the market price of NYMEX coal is partially offset by our partners’ share of the gain or loss and by the retail jurisdictional share of the DPL portion that is deferred on the balance sheet in conjunction with the fuel cost and purchased power rider.

Wholesale Revenues

Approximately 18% of DPL’s and 17% of DP&L’s electric revenues for the three months ended March 31, 2011 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 16% of DPL’s and 15% of DP&L’s electric revenues for the three months ended March 31, 2010 were from sales of excess energy and capacity in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

The table below provides the effect on annual Net income as of March 31, 2011, of a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L

Effect of 10% change in price per mWh	$8.9	$8.4

RPM Capacity Revenues and Costs

As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers.  PJM, which has a delivery year which runs from June 1 to May 31, has conducted auctions for capacity through the 2013/14 delivery year.  The clearing prices for capacity during the PJM delivery periods from 2009/10 through 2013/14 are as follows:

	PJM Delivery Year
	2009/10	2010/11	2011/12	2012/13	2013/14

Capacity clearing price ($/MW-day)	102	174	110	16	28

Our computed average capacity prices by calendar year are reflected in the table below:

	Calendar Year
	2010	2011	2012	2013

Computed average capacity price ($/MW-day)	144	137	55	23

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

The table below provides estimates of the effect on annual net income as of March 31, 2011, of a hypothetical increase or decrease of $10 in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through March 31, 2011.  As of March 31, 2011, approximately 60% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

$ in millions	DPL	DP&L

Effect of a $10 change in capacity auction pricing	$4.4	$3.2

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the three months ended March 31, 2011 were 35% and 36%, respectively, and for the three months ended March 31, 2010 were 36% and 36%, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2011 under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2 allowances for 2011; however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2011 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, SSO customers currently represent approximately 60% of DP&L’s total fuel costs.  The table below provides the effect on annual net income as of March 31, 2011, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 60%:

$ in millions	DPL	DP&L

Effect of 10% change in fuel and purchased power	$13.6	$12.9

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL has fixed-rate long-term debt and DP&L has both fixed and variable-rate long-term debt.  DP&L’s variable-rate debt is associated with tax-exempt pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. As a result of the proposed Merger with The AES Corporation, DPL and DP&L were recently downgraded by one of the major credit rating agencies and the other two major credit rating agencies reduced their outlook from stable to negative.  We do not anticipate these reduced ratings having a significant impact on our liquidity; however, our cost of capital will increase.  See Note 5 and Note 16 of Notes to Condensed Consolidated Financial Statements.

We partially hedge against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing.  As of March 31, 2011, we have entered into interest rate hedging relationships with an aggregate notional amount of $300 million and $160 million related to planned future borrowing activities in calendar year 2011 and calendar year 2013, respectively.  The average interest rate associated with the $300 million and $160 million aggregate notional amount interest rate hedging relationships is 4.0% and 3.8%, respectively.  We are limiting our exposure to changes in interest rates since we believe the market interest rates at which we will be able to borrow in the future may increase.

The carrying value of DPL’s debt was $1,220.8 million at March 31, 2011, consisting of DP&L’s first mortgage bonds, DP&L’s debt associated with tax-exempt pollution control bonds, DPL’s unsecured notes and DP&L’s capital lease.  The fair value of this debt was $1,188.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DPL

							Carrying value at	Fair value at
							March 31,	March 31,
$ in millions	2011	2012	2013	2014	2015	Thereafter	2011 (a)	2011 (a)
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.2%	0.2%

Fixed-rate debt	$297.6 (b)	$0.2 (b)	$470.2	$0.1	$0.1	$352.6	$1,120.8	$1,088.8
Average interest rate	6.9%	3.3%	5.1%	4.2%	4.2%	5.0%	5.8%

Total							$1,220.8	$1,188.8

(a)  Fixed rate debt totals include unamortized debt discounts.

(b)  $0.1 million in 2011 and 2012 represents a capital lease obligation.

The carrying value of DP&L’s debt was $902.8 million at March 31, 2011, consisting of its first mortgage bonds, tax-exempt pollution control bonds and a capital lease.  The fair value of this debt was $862.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L

							Carrying value at	Fair value at
							March 31,	March 31,
$ in millions	2011	2012	2013	2014	2015	Thereafter	2011 (a)	2011 (a)
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.2%	0.3%

Fixed-rate debt	$0.2 (b)	$0.2 (b)	$470.2	$0.1	$0.1	$332.0	$802.8	$762.1
Average interest rate	3.3%	3.3%	5.1%	4.2%	4.2%	4.8%	5.0%

Total							$902.8	$862.1

(a)  Fixed rate debt totals include unamortized debt discounts.

(b)  $0.1 million in 2011 and 2012 represents a capital lease obligation.

Debt maturities occurring in 2011 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at March 31, 2011 for which an immediate adverse market movement causes a potential material impact on our financial position, results of operations, or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of March 31, 2011, we did not hold any market risk sensitive instruments which were entered into for trading purposes.

DPL

	Carrying value at	Fair value at	One percent
	March 31,	March 31,	interest rate
$ in millions	2011	2011	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	1,120.8	1,088.8	10.9

Total	$1,220.8	$1,188.8	$11.9

DP&L

	Carrying value at	Fair value at	One percent
	March 31,	March 31,	interest rate
$ in millions	2011	2011	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	802.8	762.1	7.6

Total	$902.8	$862.1	$8.6

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt, excluding capital lease obligations, primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,088.8 million of fixed-rate debt and not on DPL’s financial position or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DP&L’s $100 million variable-rate long-term debt outstanding as of March 31, 2011.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $762.1 million of fixed-rate debt and not on DP&L’s financial position or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $100 million variable-rate long-term debt outstanding as of March 31, 2011.

Equity Price Risk

As of March 31, 2011, approximately 40% of the defined benefit pension plan assets were comprised of investments in equity securities and 60% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  The equity securities are carried at their market value of approximately $135.4 million at March 31, 2011.  A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $13.5 million reduction in fair value as of March 31, 2011.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; the valuation of AROs; and assets and liabilities related to employee benefits.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)		DPLER (b)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
Electric sales (millions of kWh)
Residential	1,544	1,595	1,544	1,595	—	—
Commercial	932	886	831	883	513	97
Industrial	829	801	807	800	717	417
Other retail	342	337	339	337	241	210
Total retail	3,647	3,619	3,521	3,615	1,471	724

Wholesale	606	759	654	749	—	—

Total	4,253	4,378	4,175	4,364	1,471	724

Operating revenues ($ in thousands)
Residential	$193,139	$180,084	$193,125	$180,081	$14	$3
Commercial	95,567	85,479	60,485	79,335	35,082	6,144
Industrial	63,869	60,019	19,962	37,240	43,907	22,778
Other retail	28,371	27,533	14,104	15,801	15,233	12,560
Other miscellaneous revenues	2,572	1,486	2,690	1,683	—	—
Total retail	383,518	354,601	290,366	314,140	94,236	41,485

Wholesale	31,729	40,233	106,206	76,342	(739)	—

RTO revenues	76,680	53,428	67,245	47,489	489	253

Other revenues	2,723	2,937	—	—	31	13

Total	$494,650	$451,199	$463,817	$437,971	$94,017	$41,751

Electric customers at end of period
Residential	456,074	456,813	456,074	456,813	32	17
Commercial	52,727	50,203	50,124	50,203	10,302	679
Industrial	1,928	1,773	1,762	1,773	719	174
Other	6,865	6,595	6,744	6,595	1,621	672

Total	517,594	515,384	514,704	515,384	12,674	1,542

(a)       This chart contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,344 million kWh and 720 million kWh of power to DPLER (a subsidiary of DPL) during the three months ending March 31, 2011 and 2010, respectively, which are not included in DP&L wholesale sales volumes in the chart above.  These kWh sales also relate to DP&L retail customers within the DP&L service territory for distribution services and their inclusion in wholesale sales would result in a double counting of kWh volume.  The dollars of operating revenues associated with these sales are classified as wholesale revenues on DP&L’s Financial Statements and retail revenues on DPL’s Condensed Consolidated Financial Statements.  DP&L did not sell any power to MC Squared during either of these periods.

(b)       This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

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

There was no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below) and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the Notes to the Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in this Item 1 of our Quarterly Report on Form 10-Q is limited to certain new legal proceedings since the filing of such Annual Report on Form 10-K, and should be read in conjunction with our Annual Report on Form 10-K.

The following lawsuits have been filed in connection with the proposed Merger of DPL and AES that was publicly announced on April 20, 2011 (See Item 1a, “Risk Factors,” and Note 16 to the Notes to Condensed Consolidated Financial Statements for additional risks and information related to the Merger).  Each of these lawsuits seeks, among other things, one or more of the following:  to enjoin the defendants from consummating the proposed Merger until certain conditions are met, or to rescind the Merger, or to recover damages if the Merger is completed or to commence a sale process and/or obtain an alternative transaction or to promptly notice an annual shareholder meeting or to recover an unspecified amount of other damages and costs, including attorneys’ fees and expenses.

On April 21, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL and each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit is a purported class action filed by Patricia A. Heinmuller on behalf of herself and an alleged class of DPL shareholders.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that AES and Dolphin Sub, Inc. aided and abetted such breach.

On April 25, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL and each member of DPL’s board of directors and AES as defendants.  The lawsuit is a purported class action and purported derivative action (on behalf of DPL) filed by The Austen Trust on behalf of itself and an alleged class of DPL shareholders and derivatively on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that the defendants acted in concert in respect of the breach of their respective duties.

On April 26, 2011, a lawsuit was filed in the United States District Court, Southern District, Western Division, naming DPL and each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit is a purported class action and purported derivative action (on behalf of DPL) filed by Stephen Kubiak on behalf of himself and an alleged class of DPL shareholders and derivatively on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and that AES and Dolphin Sub, Inc. aided and abetted such breach.

A number of other similar putative class action lawsuits may be filed in federal or state court in Ohio by purported shareholders of DPL on behalf of themselves and other shareholders of DPL.  Such complaints may name as defendants DPL and its directors and, in certain cases, AES and Dolphin Sub, Inc.

The complaints may allege, among other things, that DPL’s directors breached their fiduciary duties to shareholders of DPL in connection with DPL’s entry into the proposed Merger with AES and that AES and Dolphin Sub, Inc. aided and abetted the directors’ purported breaches of fiduciary duties.  The complaints may seek, among other things, class action status, an order enjoining the proposed transaction, and attorneys’ fees and expenses.

DPL intends to vigorously defend against all of claims referred to above.

Item 1a — Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report on Form 10-K.  The Form 10-K may be obtained as discussed on Page 5 of this report.  If any of these events occur, our business, financial position or results of operation could be materially affected.  The information in this Item 1a of our Quarterly Report on Form 10-Q is limited to certain new risk factors since the filing of such Annual Report on Form 10-K, and should be read in conjunction with our Annual Report on Form 10-K.

DPL may be unable to obtain the approvals required to complete its merger with The AES Corporation or, obtaining required governmental and regulatory approvals may require the combined company to comply with restrictions or conditions that may materially impact the anticipated benefits of the Merger.

On April 20, 2011, DPL announced the execution of a definitive merger agreement with The AES Corporation, pursuant to which each outstanding share of DPL common stock will be converted into the right to receive cash in the amount of $30.00 per share.  Before the Merger may be completed, approval by DPL shareholders and the Vermont Department of Banking, Insurance, Securities and Health Care Administration must be obtained.  In addition, the transaction is subject to the satisfaction or waiver of certain conditions, including, among others, the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period and the receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  These governmental authorities may impose conditions on the completion, or require changes to the terms, of the Merger, including restrictions or conditions on the business, operations, or financial performance of the combined company following consummation that may materially impact the anticipated benefits of the Merger.  These conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger. A delay in the completion of the Merger beyond the termination date specified in the merger agreement due to, among other things, restrictions or conditions sought by governmental authorities could provide either party the right to terminate the merger agreement.

We are also subject to the risk that a required condition to the Merger may not be satisfied.  Both companies are targeting to complete the Merger in the next six to nine months, but are subject to uncertainties related to the timing needed to consummate the Merger.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, DPL could incur significant transaction costs that could materially impact its financial performance and results. Failure to complete the Merger could also negatively impact DPL’s stock price and its future business and financial results.

DPL will incur significant merger transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the Merger.  If the Merger is not completed for certain reasons including, among others, if the Merger Agreement is terminated under certain specified circumstances, DPL will be required to pay The AES Corporation a termination fee of $106 million (or $53 million if the basis for termination of the Merger Agreement is DPL’s determination to enter into an alternative transaction with a third party that has submitted an alternative acquisition proposal during the 30-day period after the date of the Merger Agreement).  The occurrence of either of these events individually or in combination could have a material adverse affect on DPL’s financial results.

We will be subject to business uncertainties and contractual restrictions while the merger with The AES Corporation is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on employees or suppliers may have an adverse effect on us.  Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause suppliers and others that deal with us to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as current employees and prospective employees may experience uncertainty about their future roles with the combined company.  If, despite our retention and recruiting efforts, key employees depart or fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business operations and financial results could be adversely affected.

We expect that matters relating to the Merger and integration-related issues will place a significant burden on management, employees and internal resources, which could otherwise have been devoted to other business opportunities.  The diversion of management time on merger-related issues could affect our financial results.

In addition, the Merger Agreement restricts us, without The AES Corporation’s consent, from making certain acquisitions and taking other specified actions, including limiting our total capital spending, limiting the extent that we can obtain financing through long-term debt and equity and prohibiting our ability to increase the dividend rates on our stock until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement.

Lawsuits have been filed and several other lawsuits may be filed against DPL, its directors, AES and Dolphin Sub, Inc. challenging the Merger Agreement, and an adverse judgment in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

DPL and its directors have been named and AES and Dolphin Sub, Inc. have also been named, as defendants in purported class action and derivative action lawsuits filed by certain of our shareholders challenging the proposed Merger and seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms.  We could also be subject to additional litigation related to the proposed Merger, whether or not it is consummated.  If any plaintiff is successful in obtaining an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether.  While we currently believe that any such litigation is without merit and will not succeed, these matters create additional uncertainty relating to the consummation of the proposed transaction and defending such matters is costly and distracting to management.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Removed and Reserved

Item 5 — Other Information

None

Item 6 — Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X		10(a)*	Form of DPL Inc. Amended and Restated Long-Term Incentive Plan — Performance/Restricted Shares Agreement	Exhibit 99.1 to Report on Form 8-K filed February 28, 2011 (File No. 1-9052)

X		10(b)*	Form of DPL Inc. Restricted Stock Agreement as amended	Filed herewith as Exhibit 10(b)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS

X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH

X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL

X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF

X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB

X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

*Management contract or compensatory plan.

Pursuant to paragraph (b) (4) (v) of Item 601 of Regulation S-K, we have not filed as exhibits to this form 10-Q certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of us and our subsidiaries on a consolidated basis, but we hereby agree to furnish to the SEC on request any such instruments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	April 28, 2011	/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

	April 28, 2011	/s/ Frederick J. Boyle
Frederick J. Boyle Senior Vice President, and Chief Financial Officer (principal financial officer)

	April 28, 2011	/s/ Joseph W. Mulpas
Joseph W. Mulpas Vice President, Controller and Chief Accounting Officer
(principal accounting officer)