Form 10-Q
period 2011-06-30
DAYTON POWER & LIGHT CO; DPL INC
filed 2011-07-28
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

	Large			Smaller
	accelerated	Accelerated	Non-accelerated	reporting
	filer	filer	filer	company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐ No ☒
The Dayton Power and Light Company	Yes ☐ No ☒

As of July 25, 2011, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	117,712,910

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

This combined Form 10-Q is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DPL Inc. and The Dayton Power and Light Company

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-Q:

Abbreviation or Acronym	Definition

AMI	Advanced Metering Infrastructure

AOCI	Accumulated Other Comprehensive Income

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update

BTU	British Thermal Units

CFTC	Commodity Futures Trading Commission

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CSAPR	Cross State Air Pollution Rule

CSP	Columbus Southern Power, a subsidiary of AEP

CO2	Carbon Dioxide

CCEM	Customer Conservation and Energy Management

CRES	Competitive Retail Electric Service

DPL	DPL Inc., the parent company

DPLE	DPL Energy, LLC, a wholly-owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales

DPLER	DPL Energy Resources, Inc., a wholly-owned subsidiary of DPL that sells retail electric energy and other energy services

DP&L

The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility that sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

Duke Energy	Duke Energy Ohio, Inc., formerly The Cincinnati Gas & Electric Company (CG&E)

EIR	Environmental Investment Rider

EPS	Earnings Per Share

ESP Stipulation

A Stipulation and Recommendation filed by DP&L with the PUCO on February 24, 2009 regarding DP&L’s ESP filing pursuant to SB 221. The Stipulation was signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties. The PUCO approved the Stipulation on June 24, 2009

ESOP	Employee Stock Ownership Plan

ESP	Electric Security Plans, filed with the PUCO pursuant to Ohio law

FASB	Financial Accounting Standards Board

FASC	FASB Accounting Standards Codification

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

IFRS	International Financial Reporting Standards

kWh	Kilowatt hours

LOC	Letter of Credit

MC Squared	MC Squared Energy Services, LLC, a wholly-owned retail electricity supplier of DPLER that was purchased on February 28, 2011

GLOSSARY OF TERMS (cont.)

Abbreviation or Acronym	Definition

Merger Agreement

The Agreement and Plan of Merger dated April 19, 2011 among DPL and, The AES Corporation, a Delaware corporation (“AES”) and Dolphin sub, Inc., whereby AES will acquire DPL for $30 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of debt. Upon closing, DPL will become a wholly-owned subsidiary of AES

MRO	Market Rate Option

MTM	Mark to Market

MVIC	Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries

MWh	Megawatt hours

NERC	North American Electric Reliability Corporation

NOV	Notice of Violation

NOx	Nitrogen Oxide

NYMEX	New York Mercantile Exchange

OAQDA	Ohio Air Quality Development Authority

OCC	Ohio Consumers’ Counsel

ODT	Ohio Department of Taxation

Ohio EPA	Ohio Environmental Protection Agency

OTC	Over-The-Counter

OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest

PJM	PJM Interconnection, L.L.C., a regional transmission organization

Proposed Merger	The proposed merger involving DPL and AES as contemplated by the Merger Agreement

PRP	Potentially Responsible Party

PUCO	Public Utilities Commission of Ohio

RSU	Restricted Stock Units

RTO	Regional Transmission Organization

RPM	Reliability Pricing Model

SB 221

Ohio Senate Bill 221, an Ohio electric energy bill that was signed by the Governor on May 1, 2008 and went into effect July 31, 2008. This law required all Ohio distribution utilities to file either an electric security plan or a market rate option to be in effect January 1, 2009. The law also contains, among other things, annual targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards

SCR	Selective Catalytic Reduction

SEC	Securities and Exchange Commission

SECA	Seams Elimination Charge Adjustment

SERP	Supplemental Executive Retirement Plan

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur Dioxide

GLOSSARY OF TERMS (cont.)

Abbreviation or Acronym	Definition

SSO	Standard Service Offer which represents the regulated rates, authorized by the PUCO, charged to retail customers within DP&L’s service territory

TCRR	Transmission Cost Recovery Rider

USEPA	U.S. Environmental Protection Agency

USF	Universal Service Fund

VRDN	Variable Rate Demand Note

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

Forward-looking Statements:  Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Please see Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about forward-looking statements contained in this report.

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

Item 1 — Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions except per share amounts	2011	2010	2011	2010

Revenues	$444.9	$445.5	$939.6	$896.7

Cost of revenues:
Fuel	92.1	90.9	191.9	192.8
Purchased power	113.6	90.9	234.4	163.7
Total cost of revenues	205.7	181.8	426.3	356.5

Gross margin	239.2	263.7	513.3	540.2

Operating expenses:
Operation and maintenance	106.8	87.5	206.2	168.1
Depreciation and amortization	35.1	35.7	70.2	73.1
General taxes	31.5	31.2	70.3	63.7
Total operating expenses	173.4	154.4	346.7	304.9

Operating income	65.8	109.3	166.6	235.3

Other income / (expense), net:
Investment income	0.1	0.2	0.2	0.3
Interest expense	(17.6)	(17.5)	(34.5)	(35.4)
Charge for early redemption of debt	—	—	(15.3)	—
Other expense	(0.3)	(0.5)	(0.7)	(1.3)
Total other income / (expense), net	(17.8)	(17.8)	(50.3)	(36.4)

Earnings before income tax	48.0	91.5	116.3	198.9

Income tax expense	16.3	30.1	41.1	66.5
Net income	$31.7	$61.4	$75.2	$132.4

Average number of common shares outstanding (millions):
Basic	114.2	115.7	114.1	115.6
Diluted	114.9	116.2	114.7	116.2

Earnings per share of common stock:
Basic	$0.28	$0.53	$0.66	$1.15
Diluted	$0.28	$0.53	$0.66	$1.14

Dividends paid per share of common stock	$0.3325	$0.3025	$0.6650	$0.6050

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
$ in millions	2011	2010
Cash flows from operating activities:
Net income	$75.2	$132.4
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	70.2	73.1
Deferred income taxes	37.5	6.4
Unamortized investment tax credit	(1.4)	(1.4)
Charge for early redemption of debt	15.3	—
Changes in certain assets and liabilities:
Accounts receivable	19.5	4.7
Inventories	(0.3)	(1.8)
Prepaid taxes	(20.7)	(1.0)
Taxes applicable to subsequent years	31.8	29.5
Deferred regulatory costs, net	8.9	4.1
Accounts payable	(5.9)	8.7
Accrued taxes payable	(33.4)	(36.4)
Accrued interest payable	2.0	0.2
Pension, retiree and other benefits	(42.7)	(23.0)
Insurance and claims costs	3.7	(1.5)
Other	25.4	10.9
Net cash provided by operating activities	185.1	204.9

Cash flows from investing activities:
Capital expenditures	(91.4)	(75.1)
Purchase of MC Squared	(8.2)	—
Purchases of short-term investments and securities	(1.7)	(61.2)
Sales of short-term investments and securities	70.9	14.2
Other	1.8	1.9
Net cash used for investing activities	(28.6)	(120.2)

Cash flows from financing activities:
Dividends paid on common stock	(76.4)	(69.9)
Early redemption of Capital Trust II debt	(122.0)	—
Premium paid for early redemption of debt	(12.2)	—
Payment of MC Squared debt	(13.5)	—
Withdrawals from revolving credit facilities	50.0	—
Repayments of borrowings from revolving credit facilities	(50.0)	—
Repurchase of DPL common stock	—	(3.9)
Exercise of stock options	1.4	1.4
Exercise of warrants	14.7	—
Tax impact related to exercise of stock options	0.3	0.2
Net cash used for financing activities	(207.7)	(72.2)

Cash and cash equivalents:
Net change	(51.2)	12.5
Balance at beginning of period	124.0	74.9
Cash and cash equivalents at end of period	$72.8	$87.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$30.3	$35.7
Income taxes paid, net	$24.7	$53.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$22.6	$11.3
Long-term liability incurred for purchase of assets	$18.7	$—

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$72.8	$124.0
Short-term investments	—	69.3
Accounts receivable, net (Note 2)	201.8	215.5
Inventories (Note 2)	115.6	115.3
Taxes applicable to subsequent years	31.8	63.7
Other prepayments and current assets	69.4	40.6
Total current assets	491.4	628.4

Property, plant and equipment:
Property, plant and equipment	5,482.6	5,353.6
Less: Accumulated depreciation and amortization	(2,629.3)	(2,555.2)
	2,853.3	2,798.4

Construction work in process	112.3	119.7
Total net property, plant and equipment	2,965.6	2,918.1

Other noncurrent assets:
Regulatory assets (Note 3)	178.8	189.0
Other deferred assets	75.8	77.8
Total other noncurrent assets	254.6	266.8

Total Assets	$3,711.6	$3,813.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

			At	At
			June 30,	December 31,
$ in millions			2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)			$297.8	$297.5
Accounts payable			94.6	98.7
Accrued taxes			70.9	68.1
Accrued interest			20.6	18.4
Customer security deposits			17.9	18.7
Other current liabilities			55.6	40.9
Total current liabilities			557.4	542.3

Noncurrent liabilities:
Long-term debt (Note 5)			923.6	1,026.6
Deferred taxes (Note 6)			660.6	625.4
Regulatory liabilities (Note 3)			129.4	124.0
Pension, retiree and other benefits			27.6	64.9
Unamortized investment tax credit			31.0	32.4
Insurance and claims costs			13.7	10.1
Other deferred credits			110.9	146.2
Total noncurrent liabilities			1,896.8	2,029.6

Redeemable preferred stock of subsidiary			22.9	22.9

Commitments and contingencies (Note 14)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:

	June 2011	December 2010
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	117,712,910	116,924,844	1.2	1.2
Warrants			1.6	2.7
Common stock held by employee plans			(8.1)	(12.5)
Accumulated other comprehensive loss			(26.1)	(18.9)
Retained earnings			1,265.9	1,246.0
Total common shareholders’ equity			1,234.5	1,218.5

Total Liabilities and Shareholders’ Equity			$3,711.6	$3,813.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2011	2010	2011	2010

Revenues	$408.6	$423.9	$872.4	$861.9

Cost of revenues:
Fuel	89.1	88.5	187.7	189.1
Purchased power	104.4	90.3	222.2	162.9
Total cost of revenues	193.5	178.8	409.9	352.0

Gross margin	215.1	245.1	462.5	509.9

Operating expenses:
Operation and maintenance	95.1	85.4	186.5	164.7
Depreciation and amortization	33.4	33.2	66.5	68.0
General taxes	30.8	29.5	64.4	61.8
Total operating expenses	159.3	148.1	317.4	294.5

Operating income	55.8	97.0	145.1	215.4

Other income / (expense), net:
Investment income	0.5	0.4	1.1	0.9
Interest expense	(9.7)	(9.1)	(19.4)	(18.5)
Other expense	(0.3)	(0.5)	(0.8)	(1.1)
Total other income / (expense), net	(9.5)	(9.2)	(19.1)	(18.7)

Earnings before income tax	46.3	87.8	126.0	196.7

Income tax expense	15.5	28.4	42.5	65.2

Net income	30.8	59.4	83.5	131.5

Dividends on preferred stock	0.2	0.2	0.4	0.4

Earnings on common stock	$30.6	$59.2	$83.1	$131.1

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
$ in millions	2011	2010
Cash flows from operating activities:
Net income	$83.5	$131.5
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	66.5	68.0
Deferred income taxes	37.2	5.8
Unamortized investment tax credit	(1.4)	(1.4)
Changes in certain assets and liabilities:
Accounts receivable	25.5	19.9
Inventories	—	(2.0)
Prepaid taxes	(19.2)	(1.0)
Taxes applicable to subsequent years	31.4	29.4
Deferred regulatory costs, net	8.9	4.1
Accounts payable	(7.8)	7.4
Accrued taxes payable	(32.3)	(37.6)
Accrued interest payable	5.3	(0.1)
Pension, retiree and other benefits	(42.7)	(23.0)
Other	8.3	4.1
Net cash provided by operating activities	163.2	205.1

Cash flows from investing activities:
Capital expenditures	(90.8)	(73.5)
Other	1.7	1.9
Net cash used for investing activities	(89.1)	(71.6)

Cash flows from financing activities:
Dividends paid on common stock to parent	(115.0)	(150.0)
Dividends paid on preferred stock	(0.4)	(0.4)
Withdrawals from revolving credit facilities	50.0	—
Repayments of borrowings from revolving credit facilities	(50.0)	—
Net cash used for financing activities	(115.4)	(150.4)

Cash and cash equivalents:
Net change	(41.3)	(16.9)
Balance at beginning of period	54.0	57.1
Cash and cash equivalents at end of period	$12.7	$40.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14.6	$19.7
Income taxes paid, net	$24.1	$53.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$22.6	$11.3
Long-term liability incurred for the purchase of assets	$18.7	$—

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$12.7	$54.0
Accounts receivable, net (Note 2)	150.4	178.0
Inventories (Note 2)	114.1	114.2
Taxes applicable to subsequent years	31.4	62.8
Other prepayments and current assets	60.6	42.7
Total current assets	369.2	451.7

Property, plant and equipment:
Property, plant and equipment	5,218.0	5,093.7
Less: Accumulated depreciation and amortization	(2,523.7)	(2,453.1)
	2,694.3	2,640.6

Construction work in process	112.7	119.6
Total net property, plant and equipment	2,807.0	2,760.2

Other noncurrent assets:
Regulatory assets (Note 3)	178.8	189.0
Other assets	80.0	74.5
Total other noncurrent assets	258.8	263.5

Total Assets	$3,435.0	$3,475.4

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2011	2010

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)	$0.4	$0.1
Accounts payable	87.0	95.7
Accrued taxes	70.3	66.6
Accrued interest	13.3	7.7
Customer security deposits	17.8	18.7
Other current liabilities	33.8	33.6
Total current liabilities	222.6	222.4

Noncurrent liabilities:
Long-term debt (Note 5)	903.0	884.0
Deferred taxes (Note 6)	636.5	598.0
Regulatory liabilities (Note 3)	129.4	124.0
Pension, retiree and other benefits	27.6	64.9
Unamortized investment tax credit	31.0	32.4
Other deferred credits	111.0	147.3
Total noncurrent liabilities	1,838.5	1,850.6

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 14)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	782.6	782.4
Accumulated other comprehensive loss	(17.0)	(20.2)
Retained earnings	585.0	616.9
Total common shareholder’s equity	1,351.0	1,379.5

Total Liabilities and Shareholder’s Equity	$3,435.0	$3,475.4

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

DPLER sells competitive retail electric service, under contract, to residential, commercial and industrial customers.  DPLER’s operations include those of its wholly-owned subsidiary, MC Squared, which was purchased on February 28, 2011.  DPLER has approximately 15,000 customers currently located throughout Ohio and Illinois.  DPLER does not have any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.

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

DPL and its subsidiaries employed 1,535 people as of June 30, 2011, of which 1,503 employees were employed by DP&L.  Approximately 53% of all employees are under a collective bargaining agreement which expires in October 2011.

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

Deferred SECA revenue of $15.4 million at December 31, 2010 was reclassified from Regulatory liabilities to Other deferred credits.  The balance of deferred SECA revenue at June 30, 2011 and December 31, 2010 was $14.1 million and $15.4 million, respectively.  The FERC-approved SECA billings are unearned revenue where the earnings process is not complete and do not represent a potential overpayment by retail ratepayers or potential refunds of costs that had been previously charged to retail ratepayers through rates.  Therefore, any amounts that are ultimately collected related to these charges would not be a reduction to future rates charged to retail ratepayers and therefore do not meet the criteria for recording as a regulatory liability under GAAP.  Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for more information relating to SECA.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial condition as of June 30, 2011; our results of operations for the three and six months ended June 30, 2011; and our cash flows for the six months ended June 30, 2011.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2011 may not be indicative of our results that will be realized for the full year ending December 31, 2011.

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

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  Capitalization of AFUDC ceases at either project completion or at the date specified by regulators.  AFUDC capitalized during the three and six month periods ended June 30, 2011 and 2010 was not material.

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

At June 30, 2011, neither DPL nor DP&L had any material plant acquisition adjustments or other plant-related adjustments.

Depreciation Study — Change in Estimate

Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life.  For DPL’s generation, transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates.  In July 2010, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances at December 31, 2009, with certain adjustments for subsequent property additions.  The results of the depreciation study concluded that many of DPL’s composite depreciation rates should be reduced due to projected useful asset lives which are longer than those previously estimated.  DPL adjusted the depreciation rates for its non-regulated generation property effective July 1, 2010, resulting in a net reduction of depreciation expense.  For the three and six months ended June 30, 2011, the net reduction in depreciation expense amounted to $2.4 million ($1.6 million net of tax) and $4.8 million ($3.1 million, net of tax), respectively, and increased diluted EPS by approximately $0.01 and $0.02 per share, respectively.  The net reduction in depreciation expense for the twelve months ended June 30, 2011 was $9.6 million ($6.3 million net of tax) or $0.04 per diluted share.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues and general taxes in the accompanying Condensed Statements of Results of Operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2011	2010	2011	2010
State/Local excise taxes	$11.6	$11.4	$25.7	$25.5

Related Party Transactions

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL. All material intercompany accounts and transactions are eliminated in DPL’s Condensed Consolidated Financial Statements. The following table provides a summary of these transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2011	2010	2011	2010

DP&L Revenues:
Sales to DPLER (a)	$81.0	$52.8	$156.1	$90.0

DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.8)	$(0.8)	$(1.6)	$(1.7)
Expense recoveries for services provided to DPLER (c)	$0.8	$1.5	$1.7	$2.4

(a)       DP&L sells power to DPLER in Ohio to satisfy the electric requirements of its retail customers.  The revenues associated with sales to DPLER are recorded as wholesale sales in DP&L’s Condensed Financial Statements.  The increase in DP&L’s sales to DPLER in Ohio during the three and six months ended June 30, 2011 compared to the similar periods in 2010 is primarily due to an increase in customers electing to switch their generation service from DP&L to DPLER.  DP&L did not sell any physical power to MC Squared during either of these periods.

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

Recently Issued Accounting Standards

Fair Value Disclosures

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurements” (ASU 2011-04) effective for interim and annual reporting periods beginning after December 15, 2011.  We expect to adopt this ASU on January 1, 2012.  This standard updates FASC Topic 820, “Fair Value Measurements.”  ASU 2011-04 essentially converges US GAAP guidance on fair value with the IFRS guidance.  The ASU requires more disclosures around Level 3 inputs and for financial instruments disclosed at fair value but not recorded at fair value; and provides clarification of blockage factors and other premiums and discounts.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) effective for interim and annual reporting periods beginning after December 15, 2011.  We expect to adopt this ASU on January 1, 2012.  This standard updates FASC Topic 220, “Comprehensive Income.”  ASU 2011-05 essentially converges US GAAP guidance on the presentation of comprehensive income with the IFRS guidance.  The ASU requires the presentation of comprehensive income in one continuous financial statement or two separate but consecutive statements.  Any reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the Statement of Comprehensive Income.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

2.     Supplemental Financial Information and Comprehensive Income

DPL Inc.

	At	At
	June 30,	December 31,
$ in millions	2011	2010

Accounts receivable, net:
Unbilled revenue	$70.6	$84.5
Customer receivables	116.7	113.9
Amounts due from partners in jointly-owned plants	8.7	7.0
Coal sales	1.2	4.0
Other	5.8	7.0
Provision for uncollectible accounts	(1.2)	(0.9)
Total accounts receivable, net	$201.8	$215.5

Inventories, at average cost:
Fuel, limestone and emission allowances	$70.9	$73.2
Plant materials and supplies	39.4	38.8
Other	5.3	3.3
Total inventories, at average cost	$115.6	$115.3

DP&L

	At	At
	June 30,	December 31,
$ in millions	2011	2010

Accounts receivable, net:
Unbilled revenue	$46.0	$64.3
Customer receivables	90.8	95.6
Amounts due from partners in jointly-owned plants	8.7	7.0
Coal sales	1.2	4.0
Other	4.7	7.9
Provision for uncollectible accounts	(1.0)	(0.8)
Total accounts receivable, net	$150.4	$178.0

Inventories, at average cost:
Fuel, limestone and emission allowances	$70.6	$73.2
Plant materials and supplies	38.2	37.7
Other	5.3	3.3
Total inventories, at average cost	$114.1	$114.2

Supplemental Financial Information and Comprehensive Income (continued)

Comprehensive income for the three months ended June 30, 2011 and 2010 was as follows:

DPL Inc.

	Three Months Ended June 30,
	2011	2010
Comprehensive income:
Net income	$31.7	$61.4
Net change in unrealized gains (losses) on financial instruments, net of income tax benefit of $0.1 million	—	(0.2)
Net change in deferred gains (losses) on cash flow hedges, net of income tax benefit of $5.0 million and $5.0 million, respectively	(10.0)	(10.0)
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expenses of $0.4 million and $0.4 million, respectively	0.4	0.8
Comprehensive income	$22.1	$52.0

DP&L

	Three Months Ended June 30,
	2011	2010
Comprehensive income:
Net income	$30.8	$59.4
Net change in unrealized gains (losses) on financial instruments, net of income tax expenses of $0.9 million and income tax benefits of $1.3 million, respectively	1.8	(2.4)
Net change in deferred gains (losses) on cash flow hedges, net of income tax expense of $0.1 million and income tax benefit of $1.9 million, respectively	(0.7)	(4.2)
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expenses of $0.4 million and $0.4 million, respectively	0.4	0.8
Comprehensive income	$32.3	$53.6

Comprehensive income for the six months ended June 30, 2011 and 2010 was as follows:

DPL Inc.

	Six Months Ended June 30,
	2011	2010
Comprehensive income:
Net income	$75.2	$132.4
Net change in unrealized gains (losses) on financial instruments, net of income tax expense of zero	—	(0.1)
Net change in deferred gains (losses) on cash flow hedges, net of income tax benefit of $4.1 million and $2.4 million, respectively	(8.8)	(5.6)
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expenses of $0.8 million and income tax benefits of $0.2 million, respectively	1.6	2.6
Comprehensive income	$68.0	$129.3

DP&L

	Six Months Ended June 30,
	2011	2010
Comprehensive income:
Net income	$83.5	$131.5
Net change in unrealized gains (losses) on financial instruments, net of income tax expenses of $1.4 million and income tax benefits of $1.5 million, respectively	2.7	(2.7)
Net change in deferred gains (losses) on cash flow hedges, net of income tax expense of $0.2 million and $0.7 million, respectively	(1.1)	0.2
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expenses of $0.8 million and income tax benefits of $0.2 million, respectively	1.6	2.6
Comprehensive income	$86.7	$131.6

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

Economic Development Contract

On March 4, 2011, DP&L applied for approval from the PUCO of an arrangement entered into with DPL’s largest customer.  Under the terms of this arrangement, all of the retail electric energy services of this customer will be provided by DP&L through December 31, 2011.  Subject to certain terms and conditions, this arrangement may be extended beyond December 31, 2011; however, its total duration is not to exceed 42 months.  This arrangement was approved by the PUCO on June 8, 2011 and effective in July 2011.  Under Ohio law, the electric discount provided to this customer may be recovered from all customers through an Economic Development Rider.

Regulatory assets and liabilities on the condensed consolidated balance sheets include:

			At	At
	Type of	Amortization	June 30,	December 31,
$ in millions	Recovery (a)	Through	2011	2010
Regulatory Assets:
Deferred recoverable income taxes	B/C	Ongoing	$29.1	$29.9
Pension benefits	C	Ongoing	77.8	81.1
Unamortized loss on reacquired debt	C	Ongoing	13.6	14.3
Regional transmission organization costs	D	2014	4.8	5.5
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	8.7	11.8
Deferred storm costs - 2008	D		17.4	16.9
Power plant emission fees	C	Ongoing	6.5	6.6
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	5.7	4.8
Other costs			8.6	11.5
Total regulatory assets			$178.8	$189.0

Regulatory Liabilities:
Estimated costs of removal - regulated property			$110.2	$107.9
Postretirement benefits			5.7	6.1
Fuel and purchased power recovery costs	C	Ongoing	13.5	10.0
Total regulatory liabilities			$129.4	$124.0

(a)   B — Balance has an offsetting liability resulting in no impact on rate base.

C — Recovery of incurred costs without a rate of return.

D — Recovery not yet determined, but is probable of occurring in future rate proceedings.

F — Recovery of incurred costs plus rate of return.

Regulatory Assets

Deferred recoverable income taxes represent deferred income tax assets recognized from the normalization of flow through items as a result of amounts previously provided to customers.  This is the cumulative flow through benefit given to regulated customers that will be collected from them in future years.  Since currently existing temporary differences between the financial statements and the related tax basis of assets will reverse in subsequent periods, these deferred recoverable income taxes will decrease over time.

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  DP&L recently underwent an audit of its fuel and purchased power recovery rider and, as a result, there is some uncertainty as to the costs that will be approved for recovery.  Independent third parties conducted the fuel audit in accordance with PUCO standards.  The audit was completed in the second quarter of 2011 and a hearing has been set by the PUCO for August 30, 2011.  Once the PUCO audit approval process is complete, DP&L may record a favorable or unfavorable adjustment to earnings.  Based on past PUCO precedent, we believe these deferred fuel and purchased power costs are probable of future recovery or repayment in the case of over recovery.

4.  Ownership of Coal-fired Facilities

DP&L with certain other Ohio utilities has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of June 30, 2011, we had $49 million of construction work in process at such facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets.

DP&L’s undivided ownership interest in such facilities as well as our wholly-owned coal fired Hutchings plant at June 30, 2011, is as follows:

	DP&L Share		DP&L Investment
						SCR and FGD
						Equipment
		Summer			Construction	Installed
		Production	Gross Plant	Accumulated	Work in	and In
	Ownership	Capacity	In Service	Depreciation	Process	Service
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)	(Yes/No)
Production Units:
Beckjord Unit 6	50.0	207	$75	$55	$1	No
Conesville Unit 4	16.5	129	119	30	4	Yes
East Bend Station	31.0	186	201	132	—	Yes
Killen Station	67.0	402	617	294	2	Yes
Miami Fort Units 7 and 8	36.0	368	354	134	10	Yes
Stuart Station	35.0	808	719	274	17	Yes
Zimmer Station	28.1	365	1,060	620	15	Yes
Transmission (at varying percentages)		—	91	57	—
Total		2,465	$3,236	$1,596	$49

Wholly-owned production unit:
Hutchings Station	100.0	390	$124	$113	$1	No

DP&L’s share of operating costs associated with the jointly-owned generating facilities are included within the corresponding line in the Condensed Statements of Results of Operations.

On July 15, 2011, Duke Energy filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly-owned Unit 6, in December 2014.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.

We are considering options for Hutchings Station, but have not yet made a final decision.

5.  Debt Obligations

Long-term Debt

	At	At
	June 30,	December 31,
$ in millions	2011	2010
DP&L
First mortgage bonds maturing in October 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing in January 2028 - 4.70%	35.3	35.3
Pollution control series maturing in January 2034 - 4.80%	179.1	179.1
Pollution control series maturing in September 2036 - 4.80%	100.0	100.0
Pollution control series maturing in November 2040 - variable rates: 0.23% - 0.29% and 0.16% - 0.36% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.20%	18.5	—
	902.9	884.4

Obligation for capital lease	0.5	0.1
Unamortized debt discount	(0.4)	(0.5)
Total long-term debt - DP&L	$903.0	$884.0

DPL
Note to DPL Capital Trust II maturing in September 2031 - 8.125%	20.6	142.6
Total long-term debt - DPL	$923.6	$1,026.6

Current portion - Long-term Debt

	At	At
	June 30,	December 31,
$ in millions	2011	2010
DP&L
U.S. Government note maturing in February 2061 - 4.20%	$0.1	$—
Obligation for capital lease	0.3	0.1
Total current portion - long-term debt - DP&L	$0.4	$0.1

DPL
Senior notes maturing in September 2011 - 6.875%	297.4	297.4
Total current portion - long-term debt - DPL	$297.8	$297.5

(a)    Range of interest rates for the six months ended June 30, 2011 and the twelve months ended December 31, 2010, respectively.

At June 30, 2011, maturities of long-term debt, including capital lease obligations and excluding the unamortized debt discount, are summarized as follows:

$ in millions	DPL	DP&L
Due within one year	$297.8	$0.4
Due within two years	0.4	0.4
Due within three years	470.4	470.4
Due within four years	0.1	0.1
Due within five years	0.1	0.1
Thereafter	453.0	432.4
	$1,221.8	$903.8

In connection with the closing of the Proposed Merger (see Note 16 of Notes to Condensed Consolidated Financial Statements), DPL expects to assume $1.25 billion of debt that we believe AES will issue to finance the acquisition.  As a result of this expected additional indebtedness, in April 2011, DPL and DP&L were downgraded by one of the major credit rating agencies.  All three of the major credit rating agencies reduced their outlook from stable to negative and indicated they would reduce DPL’s ratings to below investment grade upon assumption by DPL of the additional debt as a result of the Proposed Merger discussed in Note 16 of Notes to Condensed Consolidated Financial Statements.

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement.  This agreement has a five-year term that expires on November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  DP&L had no outstanding borrowings under this credit facility at June 30, 2011.  Fees associated with this credit facility were not material during the three months and six months ended June 30, 2011, respectively.  The fees and interest rate associated with this facility have not changed as a result of the changes to our credit ratings that occurred in April 2011.  This revolving credit agreement contains a $50 million letter of credit sublimit.  As of June 30, 2011, DP&L had no outstanding letters of credit against the facility.

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby LOC issued by JPMorgan Chase Bank, N.A.  This LOC facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  The fees associated with this facility have increased as a result of the changes to our credit ratings that occurred in April 2011.  Fees associated with this credit facility were not material during the three and six months ended June 30, 2011, respectively.  DP&L and JPMorgan have entered into a Limited Consent and Waiver which provides for a waiver of any event of default under the LOC Agreement that would otherwise result from the closing of the Proposed Merger.

On April 21, 2009, DP&L entered into a $100 million unsecured revolving credit agreement with a syndicated bank group.  The agreement was for a 364-day term and expired on April 20, 2010.

On April 20, 2010, DP&L entered into a $200 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50 million. DP&L had no outstanding borrowings under this credit facility at June 30, 2011.  Fees associated with this credit facility were not material during the three and six months ended June 30, 2011.  The fees and interest rate associated with this facility will increase as a result of the changes to our credit ratings that occurred in April 2011.  This facility also contains a $50 million letter of credit sublimit.  As of June 30, 2011, DP&L had no outstanding letters of credit against the facility.  DP&L, Bank of America and the Lenders have entered into a Limited Consent and Waiver which provides for a waiver of any event of default under the Credit Agreement that would otherwise result from the closing of the Proposed Merger.

Refer to Note 16 of the Condensed Consolidated Financial Statements for additional information on the Proposed Merger with AES and refinancing related to DPL’s existing credit facilities.

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

6.  Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

DPL	34.0%	32.9%	35.3%	33.4%

DP&L	33.6%	32.3%	33.8%	33.1%

Income tax expenses for the three and six months ended June 30, 2011 and 2010 were calculated using the estimated annual effective income tax rates for 2011 and 2010 and reflect estimated annual effective income tax rates of 33.7% and 33.5%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates recognized.

For the three months ended June 30, 2011, DPL increased income tax expense by $0.1 million for an increase in other estimated tax liabilities.  For the six months ended June 30, 2011, DPL increased income tax expense by $1.9 million by increasing deferred state income taxes by $2.0 million and decreasing other estimated tax liabilities by $0.1 million.

For the three and six months ended June 30, 2011, DP&L increased income tax expense by $0.1 million and $0.2 million, respectively, for an increase in other estimated tax liabilities.

For the six months ended June 30, 2011, the increase in DPL’s effective tax rate compared to the same period in 2010 primarily reflects the decreased benefits from the Section 199 Domestic Production Deduction due to the election of bonus depreciation and increased state income tax expense due to the acquisition of MC Squared.  The increase in DP&L’s effective tax rate primarily reflects the decreased benefits from the Section 199 Domestic Production Deduction.

Deferred tax liabilities for both DPL and DP&L increased by approximately $32.4 million and $37.8 million, respectively, during the six months ended June 30, 2011.  These increases were related to depreciation, a pension contribution and other temporary differences arising from routine changes in balance sheet accounts giving rise to deferred taxes.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010 and has continued through the current quarter.  We do not expect the results of this examination to have a material impact on our financial statements.

As of June 30, 2011, DPL has incurred approximately $5.2 million in certain costs that are directly associated with the Proposed Merger, which will be deemed as non-deductible, resulting in approximately $1.8 million of additional tax expense for the period in which the transaction would occur.

7.  Pension and Postretirement Benefits

DPL sponsors a defined benefit pension plan for the vast majority of its employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees (management employees), the defined benefit pension plan is based primarily on compensation and years of service.  As of December 31, 2010, this existing pension plan was closed to new management employees.  A participant is 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or upon a change of control or the participant’s death or disability.  If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination.

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

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make discretionary contributions from time to time.  DP&L made discretionary contributions of $40.0 million and $20.0 million to the defined benefit plan in February 2011 and 2010, respectively.

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

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the three months ended June 30, 2011 and 2010 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
$ in millions	2011	2010	2011	2010
Service cost	$1.5	$1.1	$0.1	$—
Interest cost	4.3	4.5	0.2	0.3
Expected return on assets (a)	(6.1)	(5.6)	—	(0.1)
Amortization of unrecognized:
Actuarial (gain) / loss	2.2	1.8	(0.2)	(0.1)
Prior service cost	0.6	0.9	—	—
Net periodic benefit cost / (income) before adjustments	$2.5	$2.7	$0.1	$0.1

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

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the six months ended June 30, 2011 and 2010 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
$ in millions	2011	2010	2011	2010
Service cost	$2.9	$2.2	$0.1	$—
Interest cost	8.6	9.0	0.5	0.7
Expected return on assets (a)	(12.2)	(11.2)	(0.1)	(0.2)
Amortization of unrecognized:
Actuarial (gain) / loss	4.5	3.6	(0.4)	(0.4)
Prior service cost	1.1	1.9	—	0.1
Net periodic benefit cost / (income) before adjustments	$4.9	$5.5	$0.1	$0.2

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

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments and Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2011	$10.7	$1.3
2012	$23.1	$2.4
2013	$23.1	$2.4
2014	$23.6	$2.3
2015	$24.0	$2.1
2016 - 2020	$122.9	$8.8

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The fair value of our financial instruments represents estimates of possible value that may not be realized in the future. The table below presents the fair value and cost of our non-derivative instruments at June 30, 2011 and December 31, 2010. See also Note 9 of Notes to Condensed Consolidated Financial Statements for the fair values of our derivative instruments.

	At June 30,		At December 31,
	2011		2010
$ in millions	Cost	Fair Value	Cost	Fair Value
DPL
Assets
Money Market Funds	$0.2	$0.2	$1.6	$1.6
Equity Securities	3.5	4.2	3.8	4.4
Debt Securities	5.2	5.5	5.2	5.5
Multi-Strategy Fund	0.3	0.3	0.3	0.3
Total Master Trust Assets	$9.2	$10.2	$10.9	$11.8

Short-term Investments - VRDNs	$—	$—	$54.2	$54.2
Short-term Investments - Bonds	—	—	15.1	15.1
Total Short-term Investments	$—	$—	$69.3	$69.3

Total Assets	$9.2	$10.2	$80.2	$81.1

Liabilities
Debt	$1,221.4	$1,198.7	$1,324.1	$1,307.5

DP&L
Assets
Money Market Funds	$0.2	$0.2	$1.6	$1.6
Equity Securities (a)	16.9	33.7	17.5	30.2
Debt Securities	5.2	5.5	5.2	5.5
Multi-Strategy Fund	0.3	0.3	0.3	0.3
Total Master Trust Assets	$22.6	$39.7	$24.6	$37.6

Liabilities
Debt	$903.4	$877.3	$884.1	$850.6

(a) DPL stock held in the DP&L Master Trust is eliminated in consolidation.

Debt

Debt is shown as fair value based on current public market prices for disclosure purposes only.  Unrealized gains or losses are not recognized in the condensed consolidated financial statements as debt is presented at amortized cost in the condensed consolidated financial statements.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2011 to 2061.

Master Trust Assets

DP&L established a Master Trust to hold assets for the benefit of directors and employees participating in employee benefit plans.  These assets are not used for general operating purposes and are primarily comprised of open-ended mutual funds and DPL common stock.  The DPL common stock held by the DP&L Master Trust is eliminated in consolidation and is not reflected in DPL’s Condensed Consolidated Balance Sheets.  The DPL common stock is valued using current public market prices, while the open-ended mutual funds are valued using the net asset value per unit.  These investments are recorded at fair value within Other deferred assets on the balance sheets and classified as available for sale.  Any unrealized gains or losses are recorded in AOCI until the securities are sold.

DPL had $1.0 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2011 and $0.9 million ($0.6 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2010.

DP&L had $17.0 million ($11.0 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2011 and $13.0 million ($8.5 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2010.

Approximately $0.4 million in unrealized gains are expected to be transferred to earnings in the next twelve months.

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

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of June 30, 2011 and December 31, 2010.  These assets are part of the Master Trust and exclude DPL common stock which is valued using quoted market prices and not the NAV.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of June 30, 2011, DPL did not have any investments for sale at a price different than the NAV per unit.

	Fair Value Estimated using Net Asset Value per Unit
$ in millions	Fair Value at June 30, 2011	Fair Value at December 31, 2010	Unfunded Commitments	Redemption Frequency
Money Market Fund (a)	$0.2	$1.6	$—	Immediate

Equity Securities (b)	4.2	4.4	—	Immediate

Debt Securities (c)	5.5	5.5	—	Immediate

Multi-Strategy Fund (d)	0.3	0.3	—	Immediate

Total	$10.2	$11.8	$—

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2011.

The fair value of assets and liabilities at June 30, 2011 and December 31, 2010 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

DPL

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at June 30, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Fair Value on Balance Sheet at June 30, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities	4.2	—	4.2	—	—	4.2
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$10.2	$—	$10.2	$—	$—	$10.2

Derivative Assets
FTRs	$0.2	$—	$0.2	$—	$—	$0.2
Heating Oil Futures	3.3	3.3	—	—	(3.3)	—
Interest Rate Hedge	18.6	—	18.6	—	—	18.6
Forward NYMEX Coal Contracts	24.4	—	24.4	—	(13.6)	10.8
Forward Power Contracts	12.9	—	12.9	—	(0.8)	12.1
Total Derivative Assets	$59.4	$3.3	$56.1	$—	$(17.7)	$41.7

Short-term Investments - Bonds	—	—	—	—	—	—
Total Short-term investments	$—	$—	$—	$—	$—	$—

Total Assets	$69.6	$3.3	$66.3	$—	$(17.7)	$51.9

Liabilities
Derivative Liabilities
Interest Rate Hedge	$(18.7)	$—	$(18.7)	$—	$—	$(18.7)
Forward NYMEX Coal Contracts	(0.5)	—	(0.5)	—	0.5	—
Forward Power Contracts	(9.7)	—	(9.7)	—	3.5	(6.2)
Total Derivative Liabilities	$(28.9)	$—	$(28.9)	$—	$4.0	$(24.9)

Total Liabilities	$(28.9)	$—	$(28.9)	$—	$4.0	$(24.9)

*Includes credit valuation adjustments for counterparty risk.

DPL

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2010*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at December 31, 2010
Assets
Master Trust Assets
Money Market Funds	$1.6	$—	$1.6	$—	$—	$1.6
Equity Securities	4.4	—	4.4	—	—	4.4
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$11.8	$—	$11.8	$—	$—	$11.8

Derivative Assets
FTRs	$0.3	$—	$0.3	$—	$—	$0.3
Heating Oil Futures	1.6	1.6	—	—	(1.6)	—
Interest Rate Hedge	20.7	—	20.7	—	—	20.7
Forward NYMEX Coal Contracts	37.5	—	37.5	—	(21.9)	15.6
Forward Power Contracts	0.2	—	0.2	—	(0.2)	—
Total Derivative Assets	$60.3	$1.6	$58.7	$—	$(23.7)	$36.6

Short-term Investments - VRDNs	$54.2	$—	$54.2	$—	$—	$54.2
Short-term Investments - Bonds	15.1	—	15.1	—	—	15.1
Total Short-term investments	$69.3	$—	$69.3	$—	$—	$69.3

Total Assets	$141.4	$1.6	$139.8	$—	$(23.7)	$117.7

Liabilities
Derivative Liabilities
Interest Rate Hedge	$6.6	$—	$6.6	$—	$—	$6.6
Forward Power Contracts	3.1	—	3.1	—	(1.1)	2.0
Total Derivative Liabilities	$9.7	$—	$9.7	$—	$(1.1)	$8.6

Total Liabilities	$9.7	$—	$9.7	$—	$(1.1)	$8.6

*Includes credit valuation adjustments for counterparty risk.

The fair value of assets and liabilities at June 30, 2011 and December 31, 2010 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

DP&L

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at June 30, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Fair Value on Balance Sheet at June 30, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities (a)	33.7	29.5	4.2	—	—	33.7
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$39.7	$29.5	$10.2	$—	$—	$39.7

Derivative Assets
FTRs	$0.2	$—	$0.2	$—	$—	$0.2
Heating Oil Futures	3.3	3.3	—	—	(3.3)	—
Forward NYMEX Coal Contracts	24.4	—	24.4	—	(13.6)	10.8
Forward Power Contracts	1.3	—	1.3	—	(0.8)	0.5
Total Derivative Assets	$29.2	$3.3	$25.9	$—	$(17.7)	$11.5

Total Assets	$68.9	$32.8	$36.1	$—	$(17.7)	$51.2

Liabilities
Derivative Liabilities
Forward NYMEX Coal Contracts	$(0.5)	$—	$(0.5)	$—	$0.5	$—
Forward Power Contracts	(3.6)	—	(3.6)	—	1.5	(2.1)
Total Derivative Liabilities	$(4.1)	$—	$(4.1)	$—	$2.0	$(2.1)

Total Liabilities	$(4.1)	$—	$(4.1)	$—	$2.0	$(2.1)

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

Approximately 97% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring fair value measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  There were no additions to our existing AROs during the three or six months ended June 30, 2011.

Cash Equivalents

DPL had $25.0 million and $29.9 million in money market funds at June 30, 2011 and December 31, 2010, respectively, classified as cash and cash equivalents in its Consolidated Balance Sheets.  The money market funds have quoted prices that are generally equivalent to par.

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

At June 30, 2011, DPL and DP&L had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs (1)	Mark to Market	MWh	17.0	—	17.0
Heating Oil Futures (1)	Mark to Market	Gallons	4,578.0	—	4,578.0
Forward Power Contracts (1)	Cash Flow Hedge	MWh	927.2	(965.7)	(38.5)
Forward Power Contracts (1)	Mark to Market	MWh	446.9	(423.2)	23.7
Forward Power Contracts (2)	Mark to Market	MWh	1,311.3	(1,338.7)	(27.4)
NYMEX-quality Coal Contracts* (1)	Mark to Market	Tons	3,588.3	—	3,588.3
Interest Rate Swaps (2)	Cash Flow Hedge	USD	460,000.0	—	460,000.0

*Includes our partners’ share for the jointly-owned plants that DP&L operates.

(1)   Reflected in both DPL’s and DP&L’s Condensed Consolidated Financial Statements.

(2)   Reflected in only DPL’s Condensed Consolidated Financial Statements.

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

(1)   Reflected in both DPL’s and DP&L’s Condensed Consolidated Financial Statements.

(2)   Reflected in only DPL’s Condensed Consolidated Financial Statements.

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

We also enter into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt.  We do not hedge all interest rate exposure.  As of June 30, 2011, we have entered into interest rate hedging relationships with aggregate notional amounts of $300 million and $160 million related to planned future borrowing activities in calendar years 2011 and 2013, respectively.  As part of the Proposed Merger discussed in Note 16, DPL agreed to use commercially reasonable efforts to enter into a $425 million term loan of at least three years, in part, to refinance the approximately $297.4 million principal amount of DPL’s 6.875% debt that is due in September 2011.  As a result, some of the forecasted transactions originally being hedged are probable of not occurring and therefore approximately $2.0 million ($1.3 million net of tax) of the fair value of the derivative instrument associated with those forecasted transactions has been reclassified out of AOCI and reflected in earnings during the second quarter.  Our 2013 anticipated fixed-rate debt offerings have a high probability of occurrence as the proceeds will be used to fund existing debt maturities and projected capital expenditures.  We reclassify gains and losses on interest rate derivative hedges related to our debt financings from AOCI into earnings in those periods in which hedged interest payments occur.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended June 30, 2011 and 2010:

	June 30,		June 30,
	2011		2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.6)	$22.4	$3.6	$14.1

Net gains / (losses) associated with current period hedging transactions	(0.5)	(10.8)	(2.1)	(5.8)

Net gains reclassified to earnings
Interest expense	—	0.7	—	(0.6)
Revenues	0.3	—	(1.5)	—
Purchased power	0.3	—	—	—

Ending accumulated derivative gain / (loss) in AOCI	$(1.5)	$12.3	$—	$7.7

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	(1.3)	—	—
Revenues	—	—	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$(1.9)	$(2.4)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	42	27

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended June 30, 2011 and 2010:

	June 30,		June 30,
	2011		2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.6)	$11.6	$3.6	$14.1

Net gains / (losses) associated with current period hedging transactions	(0.5)	—	(2.1)	—

Net gains reclassified to earnings
Interest expense	—	(0.6)	—	(0.6)
Revenues	0.3	—	(1.5)	—
Purchased power	0.3	—	—	—

Ending accumulated derivative gain / (loss) in AOCI	$(1.5)	$11.0	$—	$13.5

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	—	—	—
Revenues	—	—	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$(1.9)	$(2.4)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	42	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the six months ended June 30, 2011 and 2010:

	June 30,		June 30,
	2011		2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.8)	$21.4	$(1.4)	$14.7

Net gains / (losses) associated with current period hedging transactions	(0.9)	(9.2)	(2.3)	(5.8)

Net gains reclassified to earnings
Interest expense	—	0.1	—	(1.2)
Revenues	0.5	—	3.7	—
Purchased power	0.7	—	—	—

Ending accumulated derivative gain / (loss) in AOCI	$(1.5)	$12.3	$0.0	$7.7

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	(1.3)	—	—
Revenues	—	—	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$(1.9)	$(2.4)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	42	27

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the six months ended June 30, 2011 and 2010:

	June 30,		June 30,
	2011		2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.8)	$12.2	$(1.4)	$14.7

Net gains / (losses) associated with current period hedging transactions	(0.9)	—	(2.3)	—

Net gains reclassified to earnings
Interest expense	—	(1.2)	—	(1.2)
Revenues	0.5	—	3.7	—
Purchased power	0.7	—	—	—

Ending accumulated derivative gain / (loss) in AOCI	$(1.5)	$11.0	$0.0	$13.5

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	—	—	—	—
Revenues	—	—	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$(1.9)	$(2.4)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	42	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments designated as hedging instruments at June 30, 2011 and December 31, 2010.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at June 30, 2011

DPL

				Fair Value on
$ in millions	Fair Value(1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset position	$0.3	$(0.3)	Other prepayments and current assets	$—
Forward Power Contracts in a Liability position	(2.2)	1.0	Other current liabilities	(1.2)
Interest Rate Hedges in a Liability position	(18.7)	—	Other current liabilities	(18.7)

Total short-term cash flow hedges	$(20.6)	$0.7		$(19.9)

Long-term derivative positions

Forward Power Contracts in an Asset position	$0.2	$(0.1)	Other deferred assets	$0.1
Forward Power Contracts in a Liability position	(0.6)	0.1	Other deferred credits	(0.5)
Interest Rate Hedges in an Asset position	18.6	—	Other deferred assets	18.6

Total long-term cash flow hedges	$18.2	$—		$18.2

Total cash flow hedges	$(2.4)	$0.7		$(1.7)

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

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments designated as hedging instruments at June 30, 2011 and December 31, 2010.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at June 30, 2011

DP&L

				Fair Value on
$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset position	$0.3	$(0.3)	Other prepayments and current assets	$—
Forward Power Contracts in a Liability position	(2.2)	1.0	Other current liabilities	(1.2)

Total short-term cash flow hedges	$(1.9)	$0.7		$(1.2)

Long-term derivative positions

Forward Power Contracts in an Asset position	$0.2	$(0.1)	Other deferred assets	$0.1
Forward Power Contracts in a Liability position	(0.6)	0.1	Other deferred credits	(0.5)

Total long-term cash flow hedges	$(0.4)	$—		$(0.4)

Total cash flow hedges	$(2.3)	$0.7		$(1.6)

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

Regulatory Assets and Liabilities

In accordance with regulatory accounting under GAAP, a cost that is probable of recovery in future rates should be deferred as a regulatory asset and a revenue that is probable of being returned to customers should be deferred as a regulatory liability.  Portions of the derivative contracts that are marked to market each reporting period and are related to the retail portion of DP&L’s load requirements are included as part of the fuel and purchased power recovery rider approved by the PUCO which began January 1, 2010.  Therefore, the Ohio retail customers’ portion of the heating oil futures and the NYMEX-quality coal contracts are deferred as a regulatory asset or liability until the contracts settle.  If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made.

The following tables show the amount and classification within the Condensed Consolidated Statements of Results of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2011 and 2010.

For the three months ended June 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(10.2)	$(1.4)	$0.1	$(0.1)	$(11.6)
Realized gain / (loss)	1.4	0.6	0.2	(1.3)	0.9
Total	$(8.8)	$(0.8)	$0.3	$(1.4)	$(10.7)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(5.0)	$—	$—	$—	$(5.0)
Regulatory (asset) / liability	(2.3)	(0.9)	—	—	(3.2)

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$(3.1)	$(3.1)
Purchased power	—	—	0.3	1.7	2.0
Fuel	(1.5)	—	—	—	(1.5)
O&M	—	0.1	—	—	0.1
Total	$(8.8)	$(0.8)	$0.3	$(1.4)	$(10.7)

For the three months ended June 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$14.1	$(0.6)	$0.2	$(0.9)	$1.0	$13.8
Realized gain / (loss)	0.7	(0.5)	(0.3)	(0.2)	—	(0.3)
Total	$14.8	$(1.1)	$(0.1)	$(1.1)	$1.0	$13.5
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$7.8	$—	$—	$—	$—	$7.8
Regulatory (asset) / liability	4.1	(0.3)	—	—	—	3.8

Recorded in Income Statement: gain / (loss)
Wholesale revenue	$—	$—	$—	$(1.1)	$—	$(1.1)
Purchased power	—	—	(0.1)	—	—	(0.1)
Fuel	2.9	(0.6)	—	—	1.0	3.3
O&M	—	(0.2)	—	—	—	(0.2)
Total	$14.8	$(1.1)	$(0.1)	$(1.1)	$1.0	$13.5

For the six months ended June 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(13.8)	$1.6	$(0.1)	$0.5	$(11.8)
Realized gain / (loss)	3.8	0.9	(0.7)	(2.1)	1.9
Total	$(10.0)	$2.5	$(0.8)	$(1.6)	$(9.9)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(7.4)	$—	$—	$—	$(7.4)
Regulatory (asset) / liability	(2.0)	0.6	—	—	(1.4)

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$(4.7)	$(4.7)
Purchased power	—	—	(0.8)	3.1	2.3
Fuel	(0.6)	1.8	—	—	1.2
O&M	—	0.1	—	—	0.1
Total	$(10.0)	$2.5	$(0.8)	$(1.6)	$(9.9)

For the six months ended June 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$2.7	$0.2	$(0.3)	$0.2	$—	$2.8
Realized gain / (loss)	1.1	(1.1)	(1.0)	(0.1)	—	(1.1)
Total	$3.8	$(0.9)	$(1.3)	$0.1	$—	$1.7
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$1.8	$—	$—	$—	$—	$1.8
Regulatory (asset) / liability	0.4	—	—	—	—	0.4

Recorded in Income Statement: gain / (loss)
Wholesale revenue	$—	$—	$—	$0.1	$—	$0.1
Purchased power	—	—	(1.3)	—	—	(1.3)
Fuel	1.6	(0.9)	—	—	—	0.7
O&M	—	—	—	—	—	—
Total	$3.8	$(0.9)	$(1.3)	$0.1	$—	$1.7

The following tables show the amount and classification within the Condensed Statements of Results of Operations or Condensed Balance Sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2011 and 2010.

For the three months ended June 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(10.2)	$(1.4)	$0.1	$0.3	$(11.2)
Realized gain / (loss)	1.4	0.6	0.2	(0.3)	1.9
Total	$(8.8)	$(0.8)	$0.3	$—	$(9.3)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(5.0)	$—	$—	$—	$(5.0)
Regulatory (asset) / liability	(2.3)	(0.9)	—	—	(3.2)

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$—	$—
Purchased power	—	—	0.3	—	0.3
Fuel	(1.5)	—	—	—	(1.5)
O&M	—	0.1	—	—	0.1
Total	$(8.8)	$(0.8)	$0.3	$—	$(9.3)

For the three months ended June 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$14.1	$(0.6)	$0.2	$(0.9)	$1.0	$13.8
Realized gain / (loss)	0.7	(0.5)	(0.3)	(0.2)	—	(0.3)
Total	$14.8	$(1.1)	$(0.1)	$(1.1)	$1.0	$13.5
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$7.8	$—	$—	$—	$—	$7.8
Regulatory (asset) / liability	4.1	(0.3)	—	—	—	3.8

Recorded in Income Statement: gain / (loss)
Wholesale revenue	$—	$—	$—	$(1.1)	$—	$(1.1)
Purchased power	—	—	(0.1)	—	—	(0.1)
Fuel	2.9	(0.6)	—	—	1.0	3.3
O&M	—	(0.2)	—	—	—	(0.2)
Total	$14.8	$(1.1)	$(0.1)	$(1.1)	$1.0	$13.5

For the six months ended June 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(13.8)	$1.6	$(0.1)	$0.1	$(12.2)
Realized gain / (loss)	3.8	0.9	(0.7)	(0.5)	3.5
Total	$(10.0)	$2.5	$(0.8)	$(0.4)	$(8.7)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(7.4)	$—	$—	$—	$(7.4)
Regulatory (asset) / liability	(2.0)	0.6	—	—	(1.4)

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$—	$—
Purchased power	—	—	(0.8)	(0.4)	(1.2)
Fuel	(0.6)	1.8	—	—	1.2
O&M	—	0.1	—	—	0.1
Total	$(10.0)	$2.5	$(0.8)	$(0.4)	$(8.7)

For the six months ended June 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$2.7	$0.2	$(0.3)	$0.2	$—	$2.8
Realized gain / (loss)	1.1	(1.1)	(1.0)	(0.1)	—	(1.1)
Total	$3.8	$(0.9)	$(1.3)	$0.1	$—	$1.7
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$1.8	$—	$—	$—	$—	$1.8
Regulatory (asset) / liability	0.4	—	—	—	—	0.4

Recorded in Income Statement: gain / (loss)
Wholesale revenue	$—	$—	$—	$0.1	$—	$0.1
Purchased power	—	—	(1.3)	—	—	(1.3)
Fuel	1.6	(0.9)	—	—	—	0.7
O&M	—	—	—	—	—	—
Total	$3.8	$(0.9)	$(1.3)	$0.1	$—	$1.7

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments not designated as hedging instruments at June 30, 2011.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at June 30, 2011

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.2	$—	Other prepayments and current assets	$0.2
Forward Power Contracts in an Asset position	6.1	(0.3)	Other prepayments and current assets	5.8
Forward Power Contracts in a Liability position	(4.5)	1.3	Other current liabilities	(3.2)
NYMEX-Quality Coal Forwards in an Asset position	12.6	(6.8)	Other prepayments and current assets	5.8
Heating Oil Futures in an Asset position	2.6	(2.6)	Other prepayments and current assets	—
Total short-term derivative MTM positions	$17.0	$(8.4)		$8.6

Long-term Derivative Positions
Forward Power Contracts in an Asset position	$6.2	$(0.1)	Other deferred assets	$6.1
Forward Power Contracts in a Liability position	(2.2)	1.1	Other deferred credits	(1.1)
NYMEX-Quality Coal Forwards in an Asset position	11.5	(6.8)	Other deferred assets	4.7
NYMEX-Quality Coal Forwards in a Liability position	(0.5)	0.5	Other deferred credits	—
Heating Oil Futures in an Asset position	0.7	(0.7)	Other deferred assets	—
Total long-term derivative MTM positions	$15.7	$(6.0)		$9.7

Total MTM Position	$32.7	$(14.4)		$18.3

(1)   Includes credit valuation adjustment.

(2)   Includes counterparty and collateral netting.

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments not designated as hedging instruments at June 30, 2011.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at June 30, 2011

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.2	$—	Other prepayments and current assets	$0.2
Forward Power Contracts in an Asset position	0.4	(0.3)	Other prepayments and current assets	0.1
Forward Power Contracts in a Liability position	(0.5)	0.3	Other current liabilities	(0.2)
NYMEX-Quality Coal Forwards in an Asset position	12.6	(6.8)	Other prepayments and current assets	5.8
Heating Oil Futures in an Asset position	2.6	(2.6)	Other prepayments and current assets	—
Total short-term derivative MTM positions	$15.3	$(9.4)		$5.9

Long-term Derivative Positions
Forward Power Contracts in an Asset position	$0.4	$(0.1)	Other deferred assets	$0.3
Forward Power Contracts in a Liability position	(0.3)	0.1	Other deferred credits	(0.2)
NYMEX-Quality Coal Forwards in an Asset position	11.5	(6.8)	Other deferred assets	4.7
NYMEX-Quality Coal Forwards in a Liability position	(0.5)	0.5	Other deferred credits	—
Heating Oil Futures in an Asset position	0.7	(0.7)	Other deferred assets	—
Total long-term derivative MTM positions	$11.8	$(7.0)		$4.8

Total MTM Position	$27.1	$(16.4)		$10.7

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

(1)   Includes credit valuation adjustment.

(2)   Includes counterparty and collateral netting.

Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization of the MTM loss.  The changes in our credit ratings in April 2011 have not triggered the provisions discussed above; however, there is a possibility of further downgrades related to the Proposed Merger with AES that could trigger such provisions.  See Note 16 of Notes to Condensed Consolidated Financial Statements.

The aggregate fair value of DPL’s derivative instruments that are in a MTM loss position at June 30, 2011 is $9.9 million.  This amount is offset by $2.9 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward power contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $1.1 million.  If our debt were to fall below investment grade, we would have to post collateral for the remaining $5.9 million.

The aggregate fair value of DP&L’s derivative instruments that are in a MTM loss position at June 30, 2011 is $4.1 million.  This amount is offset by $0.9 million in a broker margin account which offsets our loss positions on the forward power contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $1.1 million.  If DP&L debt were to fall below investment grade, DP&L would have to post collateral for the remaining $2.1 million.

10.  Share-Based Compensation

Share-based compensation expense was $1.3 million ($0.9 million net of tax) and $1.3 million ($0.9 million net of tax) for the three months ended June 30, 2011 and 2010, respectively, and $2.7 million ($1.8 million net of tax) and $2.6 million ($1.7 million net of tax) for the six months ended June 30, 2011 and 2010, respectively.

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL has sufficient treasury stock to satisfy all outstanding share-based awards.

Summarized share-based compensation activity for the three months ended June 30, 2011 and 2010 was as follows:

	Options		RSUs		Performance Shares
	2011	2010	2011	2010	2011	2010
Outstanding at beginning of period	100,500	351,500	—	3,311	296,591	307,985
Granted	—	—	—	—	—	—
Dividends	—	—	—	—	—	—
Exercised	(75,000)	—	—	—	—	—
Expired	(25,000)	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at period end	500	351,500	—	3,311	296,591	307,985
Exercisable at period end	500	351,500	—	—	—	—

			Management Performance
	Restricted Shares		Shares
	2011	2010	2011	2010
Outstanding at beginning of period	286,737	219,782	111,298	110,706
Granted	—	29,591	—	—
Dividends	—	—	—	—
Exercised	(2,500)	—	—	—
Expired	—	—	—	—
Forfeited	—	(272)	—	—
Outstanding at period end	284,237	249,101	111,298	110,706
Exercisable at period end	—	—	—	—

	Director RSUs
	2011	2010
Outstanding at beginning of period	16,528	20,944
Granted	—	15,752
Dividends accrued	624	683
Exercised and issued	(2,066)	(2,618)
Exercised and deferred	(15,086)	(18,817)
Forfeited	—	—
Outstanding at period end	—	15,944
Exercisable at period end	—	—

Summarized share-based compensation activity for the six months ended June 30, 2011 and 2010 was as follows:

	Options		RSUs		Performance Shares
	2011	2010	2011	2010	2011	2010
Outstanding at beginning of year	351,500	417,500	—	3,311	278,334	237,704
Granted	—	—	—	—	85,093	161,534
Dividends	—	—	—	—	—	—
Exercised	(75,000)	(66,000)	—	—	—	(91,253)
Expired	(276,000)	—	—	—	(66,836)	—
Forfeited	—	—	—	—	—	—
Outstanding at period end	500	351,500	—	3,311	296,591	307,985
Exercisable at period end	500	351,500	—	—	—	—

			Management Performance
	Restricted Shares		Shares
	2011	2010	2011	2010
Outstanding at beginning of year	219,391	218,197	104,124	84,241
Granted	67,346	34,176	49,510	37,480
Dividends	—	—	—	—
Exercised	(2,500)	(3,000)	(7,911)	—
Expired	—	—	(31,081)	—
Forfeited	—	(272)	(3,344)	(11,015)
Outstanding at period end	284,237	249,101	111,298	110,706
Exercisable at period end	—	—	—	—

	Director RSUs
	2011	2010
Outstanding at beginning of year	16,320	20,712
Granted	—	15,752
Dividends accrued	1,362	1,154
Exercised and issued	(2,066)	(2,618)
Exercised and deferred	(15,616)	(19,056)
Forfeited	—	—
Outstanding at period end	—	15,944
Exercisable at period end	—	—

11.  Common Shareholders’ Equity

DPL has 250,000,000 authorized common shares, of which 117,712,910 are outstanding at June 30, 2011.

On October 27, 2010, the DPL Board of Directors approved a new Stock Repurchase Program under which DPL may repurchase up to $200 million of its common stock from time to time in the open market, through private transactions or otherwise.  This 2010 Stock Repurchase Program is scheduled to run through December 31, 2013 but may be modified or terminated at any time without notice.  Under this 2010 Stock Repurchase Program, DPL repurchased 2.04 million shares at an average per share price of $25.75 during the fourth quarter of 2010.  No share repurchases were made during the six months ended June 30, 2011.  At June 30, 2011, the amount still available that could be used to repurchase stock under this program is approximately $147.5 million.  As a result of the Proposed Merger with The AES Corporation, discussed further in Note 16 of Notes to Condensed Consolidated Financial Statements, the 2010 Stock Repurchase Program has been suspended.

On October 28, 2009, the DPL Board of Directors approved a Stock Repurchase Program under which DPL may use proceeds from the exercise of DPL warrants held by warrant holders to repurchase other outstanding DPL warrants or its common stock from time to time in the open market, through private transactions or otherwise.  This 2009 Stock Repurchase Program is scheduled to run through June 30, 2012, which is three months after the end of the warrant exercise period.  Under this 2009 Stock Repurchase Program, DPL repurchased a total of 145,915 shares during the three months ended March 31, 2010 at an average per share price of $26.71, effectively utilizing the entire $3.9 million that was available to repurchase stock at December 31, 2009.  As a result of the Proposed Merger with The AES Corporation, discussed further in Note 16 of Notes to Condensed Consolidated Financial Statements, the 2009 Stock Repurchase Program has been suspended.  In June 2011, 0.7 million warrants were exercised with proceeds of $14.7 million.  Since the Stock Repurchase Program has been suspended, the proceeds from the June 2011 exercise of warrants and proceeds received from any future exercise of warrants will not be used to repurchase stock.

Pursuant to the warrant agreement, DPL has authorized common shares sufficient to provide for the exercise in full of all outstanding warrants.  At June 30, 2011, DPL had 1.0 million outstanding warrants which are exercisable in the future.

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

The Rights Agreement was amended as of April 19, 2011, to provide that neither the execution of the Merger Agreement nor the consummation of the transactions contemplated by the Merger Agreement will trigger the provisions of the Rights Agreement.  As amended, DPL plans to keep the Rights Agreement in place until just prior to the effective time of the Proposed Merger.

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

The common-equivalent shares excluded from the calculation of diluted EPS, because they were anti-dilutive, were not material for the three and six months ended June 30, 2011 and 2010.  These shares may be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three Months Ended June 30,
	2011			2010
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$31.7	114.2	$0.28	$61.4	115.7	$0.53

Effect of Dilutive Securities:
Warrants		0.5			0.4
Stock options, performance and restricted shares		0.2			0.1

Diluted EPS	$31.7	114.9	$0.28	$61.4	116.2	$0.53

	Six Months Ended June 30,
	2011			2010
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$75.2	114.1	$0.66	$132.4	115.6	$1.15

Effect of Dilutive Securities:
Warrants		0.4			0.4
Stock options, performance and restricted shares		0.2			0.2

Diluted EPS	$75.2	114.7	$0.66	$132.4	116.2	$1.14

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

14.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiaries, DPLE and DPLER and its indirect wholly-owned subsidiary, MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.  Certain of DPL’s financial or performance assurance agreements contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt were to fall below investment grade, we would be in violation of the provisions, and the counterparties to the assurance agreements could demand alternative credit assurance or, in some instances, early termination.  The changes in our credit ratings in April 2011 have not triggered these provisions.  DPL’s and DP&L’s credit rating may have additional downgrades as a result of the Proposed Merger discussed in Note 16 of Notes to Condensed Consolidated Financial Statements.  This may cause the need for additional credit assurance to satisfy various creditors.

At June 30, 2011, DPL had $90.2 million of guarantees to third parties for future financial or performance assurance under such agreements including $73.2 million of guarantees on behalf of DPLE and DPLER and $17.0 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $2.6 million and $1.0 million at June 30, 2011 and 2010, respectively.

To date, DPL has not incurred any losses related to the guarantees of DPLE’s, DPLER’s and MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s, DPLER’s and MC Squared’s obligations

DP&L — Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of June 30, 2011, DP&L could be responsible for the repayment of 4.9%, or $61.4 million, of a $1,252.5 million debt obligation that matures in 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of June 30, 2011, we have no knowledge of such a default.

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

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2011, cannot be reasonably determined.

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

On July 15, 2011, Duke Energy filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly-owned Unit 6, in December 2014.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.  We are considering options for Hutchings Station, but have not yet made a final decision.

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

On October 27, 2003, the USEPA published final rules regarding the equipment replacement provision (ERP) of the routine maintenance, repair and replacement (RMRR) exclusion of the CAA.  Activities at power plants that fall within the scope of the RMRR exclusion do not trigger new source review (NSR) requirements, including the imposition of stricter emission limits.  On December 24, 2003, the United States Court of Appeals for the D.C. Circuit stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules.  On June 6, 2005, the USEPA issued its final response on the reconsideration of the ERP exclusion.  The USEPA clarified its position, but did not change any aspect of the 2003 final rules.  This decision was appealed and the D.C. Circuit vacated the final rules on March 17, 2006.  The scope of the RMRR exclusion remains uncertain due to this action by the D.C. Circuit, as well as multiple litigations not directly involving us where courts are defining the scope of the exception with respect to the specific facts and circumstances of the particular power plants and activities before the courts.  While we believe that we have not engaged in any activities with respect to our existing power plants that would trigger the NSR requirements, if NSR requirements were imposed on any of DP&L’s existing power plants, the results could have a material adverse impact on us.

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

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The Court’s CAIR decision affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances in 2008.  In January 2009, we resumed selling excess allowances due to the revival of the emissions trading market.  On July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR) to replace CAIR.  We reviewed this proposal and submitted comments to the USEPA on September 30, 2010.  These rules were finalized as the Cross State Air Pollution Rule (CSAPR) on July 6, 2011.  CSAPR responds to the court ruling remanding the 2005 CAIR.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2), and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  The rule is effective January 1, 2012, and allowances will be distributed in the third quarter of 2012.  We are in the process of reviewing the regulation, but do not expect the ruling to have a significant impact on operations in 2012, but it may impact operation of uncontrolled units in future years.

In 2007, the Ohio EPA revised their State Implementation Plan (SIP) to incorporate a CAIR program consistent with the IAQR.  The Ohio EPA had received partial approval from the USEPA and had been awaiting full program approval from the USEPA when the U.S. Court of Appeals issued its July 11, 2008 decision.  As a result of the December 23, 2008 order, the Ohio EPA proposed revised rules on May 11, 2009, which were finalized on July 15, 2009.  On September 25, 2009, the USEPA issued a full SIP approval for the Ohio CAIR program.  CSAPR, finalized on July 6, 2011, institutes a federal implementation plan (FIP) in lieu of state SIPs for 2012 and allows for the states to develop SIPs for approval as early as 2013.  We do not expect the FIP will have a significant impact on operations.

Mercury and Other Hazardous Air Pollutants

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants.  The USEPA “de-listed” mercury as a hazardous air pollutant from coal-fired and oil-fired utility plants and, instead, proposed a cap-and-trade approach to regulate the total amount of mercury emissions allowed from such sources.  The final Clean Air Mercury Rule (CAMR) was signed March 15, 2005, and was published on May 18, 2005.  On March 29, 2005, nine states sued the USEPA, opposing the cap-and-trade regulatory approach taken by the USEPA.  In 2007, the Ohio EPA adopted rules implementing the CAMR program.  On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit struck down the USEPA regulations, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  A request for rehearing before the entire Court of Appeals was denied and a petition for review before the U.S. Supreme Court was filed on October 17, 2008.  On February 23, 2009, the U.S. Supreme Court denied the petition.  On May 3, 2011, the USEPA published proposed Maximum Achievable Control Technology (MACT) standards for coal- and oil-fired electric generating units and is expected to finalize this rule during the quarter ending December 31, 2011.  Upon publication in the Federal Register following finalization, affected electric generating units (EGUs) will have three years to come into compliance with the new requirements.  DP&L is unable to determine the impact on its financial condition or results of operations or the costs that may be incurred to comply with any new requirement; however, a MACT standard could have a material adverse effect on our operations and result in material compliance costs.

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

National Ambient Air Quality Standards

On January 5, 2005, the USEPA published its final non-attainment designations for the National Ambient Air Quality Standard (NAAQS) for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On March 4, 2005, DP&L and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  On November 30, 2005, the court ordered the USEPA to decide on all petitions for reconsideration by January 20, 2006.  On January 20, 2006, the USEPA denied the petitions for reconsideration.  On July 7, 2009, the D.C. Circuit Court of Appeals upheld the USEPA non-attainment designations for the areas impacting DP&L’s generation plants.  As of June 30, 2011, DP&L’s Stuart, Killen and Hutchings Stations were located in non-attainment areas for the 24-hour PM 2.5 standard.  DP&L anticipates that these areas will be re-designated as attainment for PM 2.5 during the second half of 2011.  We cannot predict the impact the revisions to the PM 2.5 standard will have on DP&L’s financial condition or results of operations.

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

The EPA plans to propose GHG standards for new and modified electric generating units (EGUs) under CAA subsection 111(b) — and propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d) — later in 2011, and such final standards by May 2012.  These rules may focus on energy efficiency improvements at power plants.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

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

Litigation, Notices of Violation and Other Matters Related to Air Quality

Litigation Involving Co-Owned Plants

On June 20, 2011, the Supreme Court rejected federal common law nuisance claims brought initially in 2004 by eight states, the City of New York and three land trusts, who had sought injunctive relief and limitations on GHGs emitted by American Electric Power Company, Inc. (AEP), one of AEP’s subsidiaries, Cinergy Corp. (a subsidiary of Duke Energy Corporation (Duke Energy)) and four other electric power companies.  The Supreme Court ruled that the Clean Air Act and the authority given to EPA under that Act to regulate GHGs displaced any right that plaintiffs may have had to seek similar regulation through federal common law litigation in the court system.  Although we are not named as a party to these lawsuits, DP&L is a co-owner of coal-fired plants with Duke Energy and AEP (or their subsidiaries) that could have been affected by the outcome of these lawsuits or similar suits that may have been filed against other electric power companies, including DP&L.  Because the issue was not squarely before it, the Supreme Court did not rule against the portion of plaintiffs’ original suits that sought relief under State law.  However, such claims appear likely to be dismissed by a lower court on similar pre-emption grounds.

As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DP&L and the other owner of the J.M. Stuart generating station are subject to certain specified emission targets related to NOx, SO2 and particulate matter.  The consent decree also includes commitments for energy efficiency and renewable energy activities.  An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during malfunctions.  Continued compliance with the consent decree, as amended, is not expected to have a material effect on DP&L’s results of operations, financial condition or cash flows in the future.

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

On November 18, 2009, the USEPA issued a NOV to DP&L for alleged NSR violations of the CAA at the O.H. Hutchings Station relating to capital projects performed in 2001 involving Unit 3 and Unit 6.  DP&L does not believe that the two projects described in the NOV were modifications subject to NSR.  DP&L is unable to determine the timing, costs or method by which these issues may be resolved and continues to work with the USEPA on these issues.

Regulation Matters Related to Water Quality

Clean Water Act — Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007, remanding several aspects of the rule to the USEPA for reconsideration.  Several parties petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether the USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Briefs were submitted to the Court in the summer of 2008 and oral arguments were held in December 2008.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, published in the Federal Register on April 20, 2011 and final rules are expected to be in place by mid-2012.  We are reviewing the proposed regulation and will be submitting comments.  We do not yet know the impact these proposed rules will have on our operations.

Clean Water Act — Regulation of Water Discharge

On May 4, 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System permit (the Permit) for J.M. Stuart Station that continued our authority to discharge water from the station into the Ohio River.  During the three-year term of the Permit, we conducted a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.  In December 2006, we submitted an application for the renewal of the Permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final Permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in the thermal discharge study.  Subsequently, representatives from DP&L and the Ohio EPA agreed to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised Permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  We continue attempts to resolve this issue with both the USEPA and Ohio EPA, but the timing for issuance of a final permit is uncertain.

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

Similarly, in August 2010, the USEPA conducted an inspection of the O.H. Hutchings Station ash ponds.  The draft report relating to the inspection was received in November 2010 and DP&L provided comments on the draft report in December 2010. In June 2011, the USEPA issued a final report from the inspection including recommendations relative to the O.H. Hutchings Station ash ponds.  DP&L is reviewing the final report and intends to respond to the USEPA with plans to address the recommendations.  DP&L is unable to predict the outcome this inspection will have on its operations.

In June 2011, the USEPA conducted an inspection of the Killen Station ash ponds.  DP&L is unable to predict the outcome this inspection will have on its operations.

In addition, as a result of the TVA ash pond spill, there has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  DP&L is unable to predict the financial impact of this regulation, but if coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse impact on operations.

Ohio Regulation

SB 221 and the implementation rules contain targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.  If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance.  DP&L requested the PUCO’s consent that DP&L had met the 2009 requirements for energy efficiency and for demand reduction based on DP&L’s interpretation of how those requirements should be applied.  These filings also requested that if the PUCO disagreed with DP&L’s interpretation, the PUCO grant alternative relief and find that DP&L was unable to meet the targets due to reasons beyond its reasonable control, i.e., uncertainty throughout 2009 caused by delays in finalizing the rules and the lack of timely PUCO action on several of DP&L’s special contracts relating to demand response efforts which remain pending before the PUCO.  DP&L made a filing on April 29, 2011 seeking PUCO authorization to increase the energy efficiency rider to recover costs associated with energy efficiency and peak demand reduction compliance.

In addition, the implementation rules required that on January 1, 2010, DP&L file an extensive energy efficiency portfolio plan, outlining how DP&L plans to comply with the energy efficiency and demand reduction benchmarks.  DP&L filed a separate request for a finding that it had already complied with this requirement in the form of DP&L’s portfolio plan that had been filed in 2008 as part of its CCEM plan, which had been approved by the PUCO and is being implemented.  On May 19, 2010 the PUCO approved in part and denied in part DP&L’s request that the PUCO find that it met the 2009 energy efficiency portfolio requirements and directed DP&L to file a measurement and verification plan as well as a market potential study within 60 days of the date of the order.  The Company made this filing on July 15, 2010.  A settlement was reached in this case and approved by the PUCO in April 2011.  On June 1, 2011 DP&L filed an amendment to its Alternative Energy Rider case that is pending before the PUCO.  This request will increase the rider to recover additional compliance costs.

As the energy efficiency and alternative energy targets get increasingly larger over time, the costs of complying with SB 221 and the PUCO’s implementing rules could have a material impact on DP&L’s financial condition.

DP&L established a fuel and purchased power recovery rider beginning January 1, 2010.  The fuel rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter: March 1, June 1, September 1 and December 1 each year.  In early 2011, an audit was performed on DP&L’s fuel rider which was conducted by an independent third party in accordance with PUCO standards.  As a result there is some uncertainty as to the costs that will be approved for recovery.  The audit was completed in the second quarter of 2011 and a hearing has been set by the PUCO for August 30, 2011.  Once the PUCO audit approval process is complete, DP&L may record a favorable or unfavorable adjustment to earnings.  Based on past PUCO precedent, we believe these deferred fuel and purchased power costs are probable of future recovery or repayment in the case of over recovery.

As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers.  SB 221 included a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits.  DP&L’s TCRR and PJM RPM riders were initially approved in November 2009 to recover these costs.  Both the TCRR and the RPM riders assign costs and revenues from PJM monthly bills to retail ratepayers based on the percentage of SSO retail customers’ load and sales volumes to total retail load and total retail and wholesale volumes.  Customer switching to CRES providers decreases DP&L’s SSO retail customers’ load and sales volumes. Therefore, increases in customer switching cause more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation. DP&L’s annual true-up of these two riders was approved by the PUCO by an order dated April 27, 2011.

DP&L entered into an economic development arrangement with its single largest electricity consumer.  This arrangement was approved by the PUCO on June 8, 2011 and is effective in July 2011.  Under Ohio law, DP&L is permitted to seek recovery of costs associated with economic development programs including foregone revenues from all customers.  On June 3, 2011 DP&L made a filing seeking PUCO authorization to defer costs associated with any current and future economic development arrangements. This filing is pending.

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

As a member of PJM, DP&L is also subject to charges and costs associated with PJM operations as approved by the FERC.  FERC orders issued in 2007 and thereafter regarding the allocation of costs of large transmission facilities within PJM could result in additional costs being allocated to DP&L of approximately $12 million or more annually by 2012.  Although we continue to maintain that these costs should be borne by the beneficiaries of these projects and that DP&L is not one of these beneficiaries, any credits or costs resulting from these proceedings would be reflected in DP&L’s retail transmission rider.

In connection with DP&L and other utilities joining PJM, in 2006 the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L entered into a significant number of bi-lateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  With respect to unsettled claims, DP&L management has deferred $14.1 million and $15.4 million as of June 30, 2011 and December 31, 2010, respectively, as Other deferred credits representing the amount of unearned income where the earnings process is not complete.  The results of this proceeding are not expected to have a material adverse effect on DP&L’s results of operations.

Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for additional information surrounding the Proposed Merger and any related legal matters.

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

The Competitive Retail segment is comprised of DPLER’s competitive retail electric service business which sells retail electric energy under contract to residential, commercial and industrial customers who have selected DPLER as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 15,000 customers located throughout Ohio and Illinois.  Beginning February 28, 2011, the Competitive Retail segment includes the results of MC Squared, a Chicago-based retail electricity supplier.  MC Squared was purchased by DPLER on February 28, 2011 and serves approximately 3,000 customers in northern Illinois. The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  The electric energy used to meet its Illinois sales obligations was purchased from PJM.  The Competitive Retail segment has no transmission or generation assets.  The operations of DPLER are not subject to rate regulation by federal or state regulators.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs which include interest expense on DPL’s debt.

Management evaluates segment performance based on gross margin.  The accounting policies of the reportable segments are the same as those described in Note 1 — Overview and Summary of Significant Accounting Policies.  Intersegment sales and profits are eliminated in consolidation.

The following table presents financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Three Months Ended June 30, 2011
Revenues from external customers	$327.6	$102.0	$15.3	$—	$444.9
Intersegment revenues	81.0	—	1.0	(82.0)	—
Total revenues	$408.6	$102.0	$16.3	$(82.0)	$444.9

Fuel	89.1	—	3.0	—	92.1
Purchased power	104.4	89.5	0.7	(81.0)	113.6

Gross margin	$215.1	$12.5	$12.6	$(1.0)	$239.2

Depreciation and amortization	$33.4	$—	$1.7	$—	$35.1
Interest expense	9.7	0.1	7.9	(0.1)	17.6
Income tax expense (benefit)	15.5	3.3	(2.5)	—	16.3
Net income (loss)	30.8	5.7	(3.7)	(1.1)	31.7

Cash capital expenditures	48.4	—	—	—	48.4

Three Months Ended June 30, 2010
Revenues from external customers	$371.2	$62.8	$11.5	$—	$445.5
Intersegment revenues	52.7	—	1.1	(53.8)	—
Total revenues	$423.9	$62.8	$12.6	$(53.8)	$445.5

Fuel	88.5	—	2.4	—	90.9
Purchased power	90.3	52.7	0.6	(52.7)	90.9

Gross margin	$245.1	$10.1	$9.6	$(1.1)	$263.7

Depreciation and amortization	$33.2	$0.1	$2.4	$—	$35.7
Interest expense	9.1	—	8.4	—	17.5
Income tax expense (benefit)	28.4	3.1	(1.4)	—	30.1
Net income (loss)	59.4	5.0	(1.4)	(1.6)	61.4

Cash capital expenditures	34.1	—	1.2	—	35.3

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Six Months Ended June 30, 2011
Revenues from external customers	$716.3	$196.0	$27.3	$—	$939.6
Intersegment revenues	156.1	—	2.0	(158.1)	—
Total revenues	$872.4	$196.0	$29.3	$(158.1)	$939.6

Fuel	187.7	—	4.2	—	191.9
Purchased power	222.2	167.2	1.1	(156.1)	234.4

Gross margin	$462.5	$28.8	$24.0	$(2.0)	$513.3

Depreciation and amortization	$66.5	$0.1	$3.6	$—	$70.2
Interest expense	19.4	0.1	15.1	(0.1)	34.5
Income tax expense (benefit)	42.5	9.9	(11.3)	—	41.1
Net income (loss)	83.5	11.8	(18.5)	(1.6)	75.2

Cash capital expenditures	90.8	—	0.6	—	91.4

Six Months Ended June 30, 2010
Revenues from external customers	$771.9	$104.6	$20.2	$—	$896.7
Intersegment revenues	90.0	—	2.2	(92.2)	—
Total revenues	$861.9	$104.6	$22.4	$(92.2)	$896.7

Fuel	189.1	—	3.7	—	192.8
Purchased power	162.9	90.0	0.8	(90.0)	163.7

Gross margin	$509.9	$14.6	$17.9	$(2.2)	$540.2

Depreciation and amortization	$68.0	$0.1	$5.0	$—	$73.1
Interest expense	18.5	—	16.9	—	35.4
Income tax expense (benefit)	65.2	4.3	(3.0)	—	66.5
Net income (loss)	131.5	7.1	(3.4)	(2.8)	132.4

Cash capital expenditures	73.5	—	1.6	—	75.1

Total Assets
June 30, 2011	$3,435.0	$59.5	$1,698.2	$(1,481.1)	$3,711.6
December 31, 2010	$3,475.4	$35.7	$1,828.8	$(1,526.6)	$3,813.3

16. Proposed Merger with The AES Corporation

On April 19, 2011, DPL and The AES Corporation, a Delaware corporation (“AES”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby AES will acquire DPL for $30.00 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of debt.  Upon closing, DPL will become a wholly-owned subsidiary of AES.

The transaction has been unanimously approved by each of DPL’s and AES’ board of directors, but is subject to certain conditions, including receipt of the approval of DPL shareholders and the receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  On May 18, 2011, DPL and AES filed merger applications with the FERC and the PUCO.  We expect a two to three month review of the FERC application and a six to nine month review of the PUCO application.  The FERC application will be deemed approved after 180 days, unless the FERC tolls for good cause the completed application for further consideration, which may or may not occur as part of the FERC’s review.  Also on May 18, 2011, DPL and AES each filed their respective Premerger Notification and Report Forms with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Those filings initiated a statutory 30-day waiting period, which expired on June 14, 2011, when early termination of the waiting period was granted.  The Vermont Department of Banking, Insurance, Securities and Health Care Administration also issued a formal approval with respect to the Proposed Merger on May 18, 2011.  The parties anticipate receiving additional approvals and then closing the transaction during the fourth quarter of 2011 or first quarter of 2012.

The Merger Agreement includes customary representations, warranties and restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to consummation of the Proposed Merger or termination of the Merger Agreement.  Among other restrictions, without the consent of AES, the Merger Agreement limits our total capital expenditures, limits the extent to which we can obtain financing through long-term debt and equity, and we may not, without the prior consent of AES, increase our quarterly common stock dividend of $0.3325 per share.

DPL expects to continue its policy of paying regular quarterly cash dividends until closing.  Dividends are expected to be paid on a prorated basis during the quarter in which the transaction closes.

The Merger Agreement also includes certain provisions whereby we have agreed to use commercially reasonable efforts to replace DP&L’s existing $220.0 million revolving credit facility.  We have agreed to replace this facility with a new revolving credit facility in an amount equal to or greater than $200.0 million with a term of at least three years.  DPL has also agreed to use commercially reasonable efforts to enter into a revolving credit facility in an amount equal to or greater than $125.0 million with a term of at least three years and to enter into a $425.0 million term loan with a term of at least three years, in part, to refinance the approximately $297.4 million principal amount of DPL’s 6.875% debt that is due in September 2011.

We believe that Dolphin Subsidiary II, Inc., a subsidiary of AES, is planning to issue $1.25 billion in long-term Senior Notes prior to the consummation of the Proposed Merger and that the proceeds from these notes will be used to partially finance the Proposed Merger.  Upon the consummation of the Proposed Merger, these notes are expected to become long-term debt obligations of DPL.  DPL will not have any obligation associated with these notes if the Proposed Merger is not consummated.

The Merger Agreement restricts DPL from soliciting or initiating discussions with third parties regarding other proposals to acquire DPL, subject to certain exceptions for responding to unsolicited third party acquisition proposals and engaging in discussions and negotiations regarding unsolicited third party acquisition proposals.  The Merger Agreement also contains certain termination rights for both DPL and AES.  Upon termination under specified circumstances, DPL will be required to pay AES a termination fee of $106 million.

The following lawsuits have been filed in connection with the Proposed Merger (See Item 1a, “Risk Factors,” for additional risks related to the Proposed Merger).  Each of these lawsuits seeks, among other things, one or more of the following:  to enjoin the defendants from consummating the Proposed Merger until certain conditions are met, or to rescind the Proposed Merger or for rescissory damages, or to recover damages if the Proposed Merger is consummated or to commence a sale process and/or obtain an alternative transaction or to promptly notice an annual shareholder meeting or to recover an unspecified amount of other damages and costs, including attorneys’ fees and expenses, or a constructive trust or an accounting from the individual defendants for benefits they allegedly obtained as a result of their alleged breach of duty or an injunction specifically preventing DPL from paying a termination fee.

On April 21, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL and each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit is a purported class action filed by Patricia A. Heinmullter on behalf of herself and an alleged class of DPL shareholders.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that AES and Dolphin Sub, Inc. aided and abetted such breach.

On April 25, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming each member of DPL’s board of directors and AES as defendants and naming DPL as a nominal defendant.  The lawsuit filed by The Austen Trust is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that AES aided and abetted such breach.

On April 26, 2011, a lawsuit was filed in the United States District Court, Southern District, Western Division, naming each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants and naming DPL as a nominal defendant.  The lawsuit filed by Stephen Kubiak is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and that AES and Dolphin Sub, Inc. aided and abetted such breach.

On April 26, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants and naming DPL as a nominal defendant.  The lawsuit filed by Sandra Meyr is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that AES and Dolphin Sub, Inc. aided and abetted such breach.  On May 31, 2011, the Court granted the plaintiff’s voluntary motion to dismiss the lawsuit without prejudice.

On April 27, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming each member of DPL’s board of directors and AES as defendants and naming DPL as a nominal defendant.  The lawsuit filed by Thomas Strobhar is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that AES aided and abetted such breach.

On April 27, 2011, another lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL, each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit filed by Laurence D. Paskowitz is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that DPL, AES and Dolphin Sub, Inc. aided and abetted such breach.

On April 28, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL and each member of DPL’s board of directors as defendants.  The lawsuit filed by Payne Family Trust is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES.

On May 4, 2011, a lawsuit was filed in the United States District Court for the Southern District of Ohio, Western Division, naming DPL, each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit filed by Patrick Nichting is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that DPL, AES and Dolphin Sub, Inc. aided and abetted such breach.

On May 6, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL, each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit filed by Robin Mahaffey, Jerome R. Baxter, and Donald and Patricia Aydelott is a purported class action on behalf of plaintiffs and an alleged class of DPL shareholders.  Plaintiffs allege, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that DPL and AES aided and abetted such breach.  On June 24, 2011, the plaintiffs voluntarily dismissed without prejudice this lawsuit.

On May 10, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming each member of DPL’s board of directors and AES as defendants and naming DPL as a nominal defendant.  The lawsuit filed by Glenda E. Hime, Donald D. Foreman, Donald Moberly, James Sciarrotta, Barbara H. Sciarrotta, Robert Krebs and Frances Krebs is a purported class action on behalf of plaintiffs and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiffs allege, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that AES aided and abetted such breach.

On May 20, 2011, a lawsuit was filed in the United States District Court for the Southern District of Ohio, Western Division, naming DPL, each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit filed by Ralph B. Holtmann and Catherine P. Holtmann is a purported class action on behalf of plaintiffs and an alleged class of DPL shareholders.  Plaintiffs allege, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that DPL, AES and Dolphin Sub, Inc. aided and abetted such breach.

On May 24, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming each member of DPL’s board of directors and AES as defendants and naming DPL as a nominal defendant.  The lawsuit filed by Maxine Levy is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the proposed Merger of DPL and AES and that AES and Dolphin Sub, Inc. aided and abetted such breach.

On June 13, 2011, the three actions pending in the United States District Court for the Southern District of Ohio were consolidated.  On June 14, 2011, the United States District Court of the Southern District of Ohio granted Plaintiff Nichting’s motion to appoint lead and liaison counsel.  On June 30, 2011, Plaintiffs in the consolidated federal action filed an amended complaint that adds claims based on alleged omissions in the preliminary proxy statement that DPL filed on June 22, 2011 (the “Preliminary Proxy Statement”).  Plaintiffs , in their individual capacity only, assert a claim against DPL and its directors under Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) for purported omissions in the Preliminary Proxy Statement and a claim against DPL’s directors for control person liability under Section 20(a) of the Exchange Act.  In addition, Plaintiffs purport to assert state law claims directly on behalf of Plaintiffs and an alleged class of DPL shareholders and derivatively on behalf of DPL.  Plaintiffs allege, among other things, that DPL’s directors breached their fiduciary duties in approving the Merger Agreement for the Proposed Merger of DPL and AES and that DPL AES and Dolphin Sub, Inc. aided and abetted such breach.

A number of other similar putative class action lawsuits by purported shareholders of DPL on behalf of themselves and other shareholders of DPL and/or derivative lawsuits by purported shareholders of DPL on behalf of DPL may be filed in federal or state court in Ohio.  Such complaints may name as defendants DPL and its directors and, in certain cases, AES and Dolphin Sub, Inc.

The complaints may allege, among other things, that DPL’s directors breached their fiduciary duties to shareholders of DPL in connection with DPL’s entry into the proposed Merger with AES and that DPL, AES and Dolphin Sub, Inc. aided and abetted the directors’ purported breaches of fiduciary duties and that DPL’s proxy statement related to the approval of the proposed Merger contains misrepresentations and omissions.  The complaints may seek, among other things, class action status, an order enjoining the proposed transaction, compensatory damages and attorneys’ fees and expenses.

DPL is vigorously defending against all of the claims referred to above.

DPL expects to record transaction fees relating to the Proposed Merger consisting primarily of bankers’ fees, legal fees, and change of control costs of approximately $45 million pre-tax during 2011.

Further information concerning the Proposed Merger, including a copy of the Merger Agreement, is included in DPL’s Current Report on Form 8-K relating to the Proposed Merger, filed with the SEC on April 20, 2011 and DPL’s Preliminary Proxy Statement filed with the SEC on June 22, 2011.  We expect to file with the SEC and send to shareholders a definitive proxy statement in connection with the Proposed Merger and other matters.  A definitive proxy statement will be sent shortly to shareholders in connection with the Proposed Merger and the Company’s Annual Meeting of shareholders scheduled to occur September 23, 2011.

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

Certain statements contained in this report, including this discussion, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including: the Proposed Merger transaction between DPL and The AES Corporation (AES) and the expected timing and completion of the transaction; management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas, oil and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; performance of our suppliers and other counterparties; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; a material deterioration in DPL’s retail and/or wholesale businesses and assets; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels and regulations, rate structures or tax laws; changes in federal or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development and operation of RTOs, including PJM to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in our purchasing processes, pricing, delays, employee, contractor and supplier performance and availability; significant delays associated with large construction projects; growth in our service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; an otherwise material adverse change in the business, assets, financial condition or results of operations of DPL; and the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.  Regarding the Proposed Merger transaction with AES, there can be no assurance as to the timing of the closing of the transaction, or whether the transaction will close at all.  The following factors, among others, could also cause or contribute to causing our actual results to differ materially from the results anticipated in our forward-looking statements:  the ability to obtain the approval of the transaction by DPL’s shareholders; the ability to obtain required regulatory approvals of the transaction or to satisfy other conditions to the transaction on the terms and expected timeframe or at all; transaction costs; and the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers, other business partners or government entities.

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

RECENT DEVELOPMENTS

Merger Agreement with The AES Corporation

On April 19, 2011, DPL and The AES Corporation, a Delaware corporation (“AES”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby AES will acquire DPL for $30 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of debt.  Upon closing, DPL will become a wholly-owned subsidiary of AES.

The transaction has been unanimously approved by each of DPL’s and AES’ board of directors, but is subject to certain conditions, including receipt of the approval of DPL shareholders and the receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  On May 18, 2011, DPL and AES filed merger applications with the FERC and the PUCO.  We expect a two to three month review of the FERC application and a six to nine month review of the PUCO application.  The FERC application will be deemed approved after 180 days, unless the FERC tolls for good cause the completed application for further consideration, which may or may not occur as part of the FERC’s review.  Also on May 18, 2011, DPL and AES each filed their respective Premerger Notification and Report Forms with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Those filings initiated a statutory 30-day waiting period, which expired on June 14, 2011, when early termination of the waiting period was granted.  The Vermont Department of Banking, Insurance, Securities and Health Care Administration also issued a formal approval with respect to the Proposed Merger on May 18, 2011.  The parties anticipate receiving additional approvals and then closing the transaction during the fourth quarter of 2011 or first quarter of 2012.

See Item 1a, “Risk Factors,” and Note 16 of Notes to Condensed Consolidated Financial Statements for additional risks and information related to the Proposed Merger.

The Merger Agreement includes customary representations, warranties and restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to consummation of the Proposed Merger or termination of the Merger Agreement.  Among other restrictions, without the consent of AES, the Merger Agreement limits our total capital expenditures, limits the extent to which we can obtain financing through long-term debt and equity, and we may not, without the prior consent of AES, increase our quarterly common stock dividend of $0.3325 per share.

The Merger Agreement also includes certain provisions whereby we have agreed to use commercially reasonable efforts to replace DP&L’s existing $220.0 million revolving credit facility.  We have agreed to replace this facility with a new revolving credit facility in an amount equal to or greater than $200.0 million with a term of at least three years.  DPL has also agreed to use commercially reasonable efforts to enter into a revolving credit facility in an amount equal to or greater than $125.0 million with a term of at least three years and to enter into a $425.0 million term loan with a term of at least three years, in part, to refinance the approximately $297.4 million principal amount of DPL’s 6.875% debt that is due in September 2011.

We believe that Dolphin Subsidiary II, Inc., a subsidiary of AES, is planning to issue $1.25 billion in long-term Senior Notes prior to the consummation of the Proposed Merger and that the proceeds from these notes will be used to partially finance the Proposed Merger.  Upon the consummation of the Proposed Merger, these notes are expected to become long-term debt obligations of DPL.  DPL will not have any obligation associated with these notes if the Proposed Merger is not consummated.  This debt will have a material effect on DPL’s cash requirements post-closing.

As a result of the Proposed Merger, including the expected incurrence of additional DPL debt, DPL and DP&L were recently downgraded by one of the major credit rating agencies and all three major credit rating agencies reduced their outlook from stable to negative.  We do not anticipate that these reduced ratings will have a significant impact on our liquidity; however, we expect that our cost of capital will increase.  See Note 5 of Notes to Condensed Consolidated Financial Statements for more information.  It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve our customers, invest in capital improvements and prepare for our customer’s future energy needs.  As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, further credit rating downgrades could also require us to post additional credit assurances for commodity derivatives as certain derivative instruments require us to post collateral or provide other credit assurances based on our credit ratings.

DPL expects to incur merger transaction fees consisting primarily of banker’s fees, legal fees, and change of control costs of approximately $45 million pre-tax during 2011.  Other than these transaction fees and other than as noted above, DPL and DP&L do not expect the Proposed Merger to have a significant impact on their cash requirements and sources of liquidity during 2011 and do not anticipate materially modifying their business or operating strategies prior to the closing of the Proposed Merger, but we cannot predict the long-term impact consummation of the Proposed Merger will have on us.

Additional information concerning the Proposed Merger, including a copy of the Merger Agreement, is included in DPL’s current report on Form 8-K relating to the Proposed Merger, filed with the SEC on April 20, 2011 and DPL’s Preliminary Proxy Statement filed with the SEC on June 22, 2011.  We expect to file with the SEC and send to shareholders a definitive proxy statement in connection with the Proposed Merger and other matters.  On July 1, 2011, DPL learned that the SEC would not review the preliminary proxy statement.  A definitive proxy statement will be sent shortly to shareholders in connection with the Proposed Merger and the Company’s Annual Meeting of shareholders scheduled to occur September 23, 2011.

Purchase of a Retail Electricity Supplier

On February 28, 2011, DPLER purchased MC Squared, a Chicago-based retail electricity supplier, for approximately $8.2 million.  MC Squared serves approximately 3,000 customers in Northern Illinois at June 30, 2011.  For the year ended December 31, 2010, it sold approximately 648 million kWh of power, generating revenues of approximately $46 million.  The purchase of MC Squared is expected to complement DPLER’s existing Ohio retail market activity and to provide a platform for expansion into other attractive markets.

Redemption of DPL Capital Trust II Securities

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

SB 221 also contains provisions for determining whether an electric utility has significantly excessive earnings.  The PUCO issued general rules for calculating the earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings.  Pursuant to the ESP Stipulation, DP&L becomes subject to the SEET in 2013 based on 2012 earnings results and the SEET may have a material impact on our results of operations, financial condition and cash flows.

DP&L faces regulatory uncertainty from its next ESP or MRO filing which is scheduled to be filed in the first quarter of 2012 to be effective January 1, 2013.  The filing may result in changes to the current rate structure and riders.

•                  NOx and SO2  Emissions — CAIR

The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA CAIR and its associated Federal Implementation Plan. This decision remanded these issues back to the USEPA.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  On December 23, 2008, the court reversed part of its decision that vacated CAIR.  Thus, CAIR currently remains in effect, but the USEPA remains subject to the court’s order to revise the program.  On July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR) to replace CAIR.  We reviewed this proposal and submitted comments to the USEPA on September 30, 2010.  These rules were finalized as the Cross State Air Pollution Rule (CSAPR) on July 6, 2011.  CSAPR responds to the court ruling remanding the 2005 CAIR.

CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2), and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  The rule is effective January 1, 2012, and allowances will be distributed in 3Q 2012.  We are in the process of reviewing the regulation, but do not expect the ruling to have a significant impact on operations in 2012, however, it may impact operation of uncontrolled units in future years.

COMPETITION AND PJM PRICING

•                  RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2014/2015 period cleared at a per megawatt price of $126/day for our RTO area.  The per megawatt prices for the periods 2013/2014, 2012/2013, 2011/2012 and 2010/2011 were $28/day, $16/day, $110/day and $174/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider therefore increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained in 2010, we estimate that a hypothetical increase or decrease of $10 in the capacity auction price would result in an annual impact to net income of approximately $5.0 million and $3.7 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

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

Lower overall power market prices have resulted in increased levels of competition to provide transmission and generation services.  This in turn has led to a significant number of DP&L’s customers to switch their retail electric services to CRES providers.  DPLER, an affiliated company and one of the registered CRES providers, has been marketing transmission and generation services to DP&L customers.  The following table provides a summary of the number of electric customers and volumes provided by all CRES providers in our service territory during the three month periods ended June 30, 2011 and 2010 and the six month periods ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER	12,033	1,420	2,661	1,033
Supplied by non-affiliated CRES providers	4,996	164	168	14
Total supplied in our service territory	17,029	1,584	2,829	1,047

Supplied by DP&L in our service territory(a)	513,123	3,260	514,142	3,350

(a)          The kWh sales include all distribution sales, including those whose power is supplied by non-affiliated CRES providers.

The volumes supplied by DPLER represent approximately 44% and 31% of DP&L’s total distribution volumes during the three month periods ended June 30, 2011 and 2010, respectively.  The reduction to gross margin during the three months ended June 30, 2011 as a result of customers switching to DPLER and other CRES providers was approximately $11.0 million and $17.0 million, for DPL and DP&L, respectively.  We currently cannot determine the extent to which customer switching to CRES providers will occur in the future and the impact this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER	12,033	2,764	2,661	1,753
Supplied by non-affiliated CRES providers	4,966	282	168	16
Total supplied in our service territory	16,999	3,046	2,829	1,769

Supplied by DP&L in our service territory(a)	513,123	6,898	514,142	6,966

(a)          The kWh sales include all distribution sales, including those whose power is supplied by non-affiliated CRES providers.

The volumes supplied by DPLER represent approximately 40% and 25% of DP&L’s total distribution volumes during the six month periods ended June 30, 2011 and 2010, respectively.  The reduction to gross margin during the six months ended June 30, 2011 as a result of customers switching to DPLER and other CRES providers was approximately $20.0 million and $36.0 million, for DPL and DP&L, respectively.  We currently cannot determine the extent to which customer switching to CRES providers will occur in the future and the impact this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

During the second quarter, we have seen a significant increase in retail competition for our residential retail customers.  Approximately 6% of DP&L’s annualized residential load switched to CRES providers during the past two months with DPLER acquiring 54% of the switched load. For the calendar year 2011, based on current trends, we project customer shopping will negatively impact gross margin by approximately $40.0 to $45.0 million compared to the 2010 impact of approximately $17.0 million.

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

Effective January 2010, the SSO retail customers’ portion of fuel price changes, including coal requirements and purchased power costs, was reflected in the implementation of the fuel and purchased power recovery rider, subject to PUCO review.  DP&L had an audit of its fuel and purchased power recovery rider, but there is some uncertainty as to the costs that will be approved for recovery.  Independent third parties conducted the fuel audit in accordance with PUCO standards.  The audit was completed in the second quarter of 2011 and a hearing has been set by the PUCO for August 30, 2011.  Once the PUCO audit approval process is complete, DP&L may record a favorable or unfavorable adjustment to earnings.  Based on past PUCO precedent, we believe these deferred fuel and purchased power costs are probable of future recovery or repayment in the case of over recovery.

FINANCIAL OVERVIEW

The following financial overview relates to DPL, which includes its principal subsidiary DP&L.  The results of operations for both DPL and DP&L are separately discussed in more detail following this financial overview.

For the three months ended June 30, 2011, Net income for DPL was $31.7 million, or $0.28 per share, compared to Net income of $61.4 million, or $0.53 per share, for the same period in 2010.  All EPS amounts are on a diluted share basis.  As discussed more fully below, the key drivers of the results during the three month period ended June 30, 2011 compared to the similar period of the prior year are comprised of the following:

•                  a decrease in retail revenue due to pricing associated with competitively supplied customers,

•                  an overall decline in generating plant performance which resulted in a decrease in wholesale sales volume and an increase in purchased power volume,

•                  an increase in operation and maintenance expenses resulting from repair and damage caused by storms and planned outages at jointly-owned production facilities, and

•                  transaction costs related to the Proposed Merger.

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

For the six months ended June 30, 2011, Net income for DPL was $75.2 million, or $0.66 per share, compared to Net income of $132.4 million, or $1.14 per share, for the same period in 2010.  All EPS amounts are on a diluted share basis.  As discussed more fully below, the key drivers of the results during the six month period ended June 30, 2011 compared to the similar period of the prior year are comprised of the following:

•                  a decrease in retail revenue due to pricing associated with competitively supplied customers,

•                  an overall decline in generating plant performance which resulted in a decrease in wholesale sales volume and an increase in purchased power volume,

•                  an increase in operation and maintenance expenses resulting from repair and damage caused by an ice storm experienced during February 2011 and planned outages at jointly-owned production facilities,

•                  a loss on the repurchase of DPL Capital Trust II securities,

•                  an increase in tax related expenses due to deferred taxes recorded as a result of the MC Squared acquisition and an unfavorable determination from the Ohio gross receipts tax audit,

•                  an insurance settlement received during the six months ended June 30, 2010, and

•                  transaction costs related to the Proposed Merger.

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

Income Statement Highlights — DPL

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2011	2010	2011	2010

Revenues:
Retail	$348.1	$342.7	$731.6	$697.3
Wholesale	28.7	39.1	61.1	79.3
RTO revenues	19.5	20.1	40.9	41.2
RTO capacity revenues	49.7	40.4	105.0	72.7
Other revenues	2.9	3.2	5.7	6.2
Other mark to market losses	(4.0)	—	(4.7)	—
Total revenues	$444.9	$445.5	$939.6	$896.7

Cost of revenues:
Fuel costs	$93.3	$92.4	$194.8	$194.7
Gains from sale of coal	(1.2)	(1.1)	(2.9)	(1.3)
Gains from sale of emission allowances	—	(0.4)	—	(0.6)
Net fuel	92.1	90.9	191.9	192.8

Purchased power	39.5	21.3	75.5	35.0
RTO charges	27.1	26.7	56.4	51.4
RTO capacity charges	47.0	42.9	102.5	77.3
Net purchased power	113.6	90.9	234.4	163.7

Total cost of revenues	$205.7	$181.8	$426.3	$356.5

Gross margins (a)	$239.2	$263.7	$513.3	$540.2

Gross margin as a percentage of revenues	53.8%	59.2%	54.6%	60.2%

Operating income	$65.8	$109.3	$166.6	$235.3

Earnings per share of common stock:
Basic EPS from operations	$0.28	$0.53	$0.66	$1.15
Diluted EPS from operations	$0.28	$0.53	$0.66	$1.14

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Number of days	2011	2010	2011	2010

Heating degree days (a)	513	365	3,480	3,423
Cooling degree days (a)	319	376	319	376

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

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2011 vs. 2010	2011 vs. 2010

Retail
Rate	$6.7	$31.7
Volume	(3.0)	(0.2)
Other miscellaneous	1.7	2.8
Total retail change	$5.4	$34.3

Wholesale
Rate	$3.0	$3.5
Volume	(13.4)	(21.7)
Total wholesale change	$(10.4)	$(18.2)

RTO capacity & other
RTO capacity and other revenues	$8.7	$32.0

Other
Unrealized MTM	$(4.0)	$(4.7)
Other	(0.3)	(0.5)
Total revenue change	$(4.3)	$(5.2)

Total revenues change	$(0.6)	$42.9

For the three months ended June 30, 2011, Revenues decreased $0.6 million to $444.9 million from $445.5 million in the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale sales volumes partially offset by higher retail and wholesale average rates and an increase in RTO capacity and other RTO revenues.

•                  Retail revenues increased $5.4 million resulting primarily from a 2% increase in average retail rates due largely to an increase in the Fuel Rider and an increase in the Universal Service Fund Rider.  This increase in the average retail rates was partially offset by the effect of lower rates due to customer switching which has resulted from increased levels of competition to provide transmission and generation services in our service territory.  Retail sales volume decreased slightly compared to the prior year period largely due to warmer weather.  Cooling degree days were 15% less than the prior year.  The above resulted in a favorable $6.7 million retail price variance and an unfavorable $3.0 million retail sales volume variance.

•                  Wholesale revenues decreased $10.4 million primarily as a result of a 34% decrease in wholesale sales volume, offset partially by an 11% increase in wholesale sales prices.  This resulted in an unfavorable $13.4 million wholesale sales volume variance, partially offset by a favorable wholesale price variance of $3.0 million.  Wholesale sales volume decreased primarily as a result of an increase in outages at our generating plants during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

•                  RTO capacity and other revenues, consisting primarily of compensation for the use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $8.7 million compared to the same period in 2010.  This increase in RTO capacity and other revenues was primarily the result of a $9.3 million increase in revenues realized from the PJM capacity auction, partially offset by a slight decrease in transmission, congestion and other revenues.

•                  Other Unrealized MTM, consisting of retail sales contracts accounted for as derivatives, decreased $4.0 million as a result of increases in market prices for power.  The majority of these contracts were acquired on February 28, 2011 when DPLER, a wholly-owned subsidiary of DPL, acquired MC Squared Energy Services.  However, this decrease is largely offset by a corresponding increase in unrealized MTM on purchased power contracts also accounted for as derivatives.

For the six months ended June 30, 2011, Revenues increased $42.9 million to $939.6 million from $896.7 million in the same period of the prior year.  This increase was primarily the result of higher retail and wholesale average rates and an increase in RTO capacity and other RTO revenues, partially offset by lower wholesale and retail sales volumes.

•                  Retail revenues increased $34.3 million resulting primarily from a 5% increase in average retail rates due largely to an increase in the Fuel Rider and an increase in the Universal Service Fund Rider.  This increase in the average retail rates was partially offset by the effect of lower rates due to customer switching which has resulted from increased levels of competition to provide transmission and generation services in our service territory.  Retail sales volume remained relatively even compared to the prior year period largely due to continued improvement in economic conditions offset slightly by the warmer weather.  Cooling degree days were 15% less than the prior year.  The above resulted in a favorable $31.7 million retail price variance offset by an unfavorable $0.2 million retail sales volume variance.

•                  Wholesale revenues decreased $18.2 million primarily as a result of a 27% decrease in wholesale sales volume, offset partially by a 6% increase in wholesale sales prices.  This resulted in an unfavorable $21.7 million wholesale sales volume variance, offset partially by a favorable wholesale price variance of $3.5 million.  Wholesale sales volume decreased primarily as a result of an increase in outages at our generating plants during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

•                  RTO capacity and other revenues, consisting primarily of compensation for the use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $32.0 million compared to the same period in 2010.  This increase in RTO capacity and other revenues was primarily the result of a $32.3 million increase in revenues realized from the PJM capacity auction, partially offset by a slight decrease in transmission, congestion and other revenues.

•                  Other Unrealized MTM, consisting of retail sales contracts accounted for as derivatives, decreased $4.7 million as a result of increases in market prices for power.  The majority of these contracts were acquired on February 28, 2011 when DPLER, a wholly-owned subsidiary of DPL, acquired MC Squared Energy Services.  However, this decrease is largely offset by a corresponding increase in unrealized MTM on purchased power contracts also accounted for as derivatives.

DPL — Cost of Revenues

For the three months ended June 30, 2011:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $1.2 million, or 1%, compared to the same period in 2010, primarily due to the impact of a 17.3% decrease in the volume of generation and a 13.3% increase in the price of generation by our plants resulting from an increase in and the timing of unit outages during the three months ended June 30, 2011 when compared to the same period in 2010.

•                  Net purchased power increased $22.7 million, or 25%, compared to the same period in 2010 due to an increase of $4.5 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the increase in net purchased power was a $34.5 million increase associated with higher purchased power volumes partially offset by a $10.1 million decrease related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with operating our generating facilities.

For the six months ended June 30, 2011:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $0.9 million, or 0.5%, compared to the same period in 2010, primarily due to the impact of a 15.8% decrease in the volume of generation and a 15.9% increase in the price of generation by our plants resulting from an increase in and the timing of unit outages during the six months ended June 30, 2011 when compared to the same period in 2010.

•                  Net purchased power increased $70.7 million, or 43%, compared to the same period in 2010 due to an increase of $30.2 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the increase in net purchased power was a $68.0 million increase associated with higher purchased power volumes partially offset by $21.2 million related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with operating our generating facilities.

DPL — Operation and Maintenance

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2011 vs. 2010	2011 vs. 2010
Generating facilities operating and maintenance expenses	$8.7	$16.2
Maintenance of overhead transmission and distribution lines	2.2	9.5
Low-income payment program (1)	3.2	7.7
Merger related costs	5.8	6.6
Insurance settlement, net	—	3.4
Energy efficiency programs (1)	0.3	(1.6)
Group insurance / long-term disability	(4.4)	(4.1)
Other, net	3.5	0.4
Total operation and maintenance expense	$19.3	$38.1

(1)          There is a corresponding offset to Revenues associated with these programs resulting in no impact to Net income.

During the three months ended June 30, 2011, Operation and maintenance expense increased $19.3 million, or 22%, compared to the same period in 2010.  This variance was primarily the result of:

•                  increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2010,

•                  increased expenses related to the maintenance of overhead transmission and distribution lines largely related to storms occurring during the second quarter of 2011,

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider, and

•                  increased cost related to the Proposed Merger with AES.

These increases were partially offset by lower health insurance and disability costs primarily due to fewer employees going onto long-term disability during the current quarter as compared to the same period in 2010.

During the six months ended June 30, 2011, Operation and maintenance expense increased $38.1 million, or 23%, compared to the same period in 2010.  This variance was primarily the result of:

•                  increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2010,

•                  increased expenses related to the maintenance of overhead transmission and distribution lines largely related to a significant ice storm in February 2011,

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider,

•                  increased cost related to the Proposed Merger with AES, and

•                  a prior year insurance settlement that reimbursed us for legal costs associated with our litigation against certain former executives.

These increases were partially offset by:

•                  lower expenses relating to energy efficiency programs that were put in place for our customers, and

•                  lower health insurance and disability costs primarily due to fewer employees going onto long-term disability during the current year as compared to the same period in 2010.

DPL — Depreciation and Amortization

For the three and six months ended June 30, 2011, Depreciation and amortization expense decreased $0.6 million, or 2%, and $2.9 million, or 4%, respectively, as compared to the three and six months ended June 30, 2010.  The decrease primarily reflects the impact of a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010.

DPL — General Taxes

For the three months ended June 30, 2011, General taxes increased $0.3 million, or 1.0% as compared to the same period in 2010.  This increase was primarily the result of higher property tax accruals in 2011 compared to 2010

For the six months ended June 30, 2011, General taxes increased $6.6 million, or 10.4% as compared to the same period in 2010.  This increase was primarily the result of higher property tax accruals in 2011 compared to 2010 and an unfavorable determination from the Ohio gross receipts tax audit.

DPL — Investment Income

Investment income recorded during the three and six months ended June 30, 2011 did not fluctuate significantly from that recorded during the three and six months ended June 30, 2010.

DPL — Interest Expense

For the three months ended June 30, 2011, Interest expense did not fluctuate significantly from that recorded during the same period in 2010. For the six months ended June 30, 2011, Interest expense decreased $0.9 million, or 3%, as compared to the same period in 2010 primarily due to the early redemption of the DPL Capital Trust II 8.125% capital securities discussed below.

DPL — Charge for Early Redemption of Debt

The Charge for early redemption of debt reflects the purchase, in February 2011, of $122.0 million principal of the DPL Capital Trust II 8.125% capital securities in a privately negotiated transaction.  As part of this transaction, DPL paid a $12.2 million, or 10% premium, and wrote-off $3.1 million of unamortized discount and issuance costs.

DPL — Income Tax Expense

For the three and six months ended June 30, 2011, Income tax expense decreased $13.8 million, or 46.0%, and $25.4 million, or 38.0%, respectively, as compared to the same periods in 2010 primarily due to decreased pre-tax income.

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

Competitive Retail Segment

The Competitive Retail segment is comprised of DPLER’s competitive retail electric service business which sells retail electric energy under contract to residential, commercial and industrial customers who have selected DPLER as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 15,000 customers located throughout Ohio and Illinois.  Beginning February 28, 2011, the Competitive Retail segment includes the results of MC Squared, a Chicago-based retail electricity supplier.  MC Squared was purchased by DPLER on February 28, 2011 and serves approximately 3,000 customers in northern Illinois.  The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  The electric energy used to meet its Illinois sales obligation was purchased from PJM.  The Competitive Retail segment has no transmission or generation assets.  The operations of DPLER are not subject to rate regulation by federal or state regulators.

Other

Included within Other are other businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs which include interest expense on DPL’s debt.

Management evaluates segment performance based on gross margin.

See Note 15 of Notes to Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

	Three months ended June 30,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Utility	$215.1	$245.1	$(30.0)
Competitive Retail	12.5	10.1	2.4
Other	12.6	9.6	3.0
Adjustments and Eliminations	(1.0)	(1.1)	0.1
Total consolidated	$239.2	$263.7	$(24.5)

The following table presents DPL’s gross margin by business segment:

	Six months ended June 30,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Utility	$462.5	$509.9	$(47.4)
Competitive Retail	28.8	14.6	14.2
Other	24.0	17.9	6.1
Adjustments and Eliminations	(2.0)	(2.2)	0.2
Total consolidated	$513.3	$540.2	$(26.9)

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

Income Statement Highlights — Competitive Retail Segment

	Three months ended June 30,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Revenues:
Retail	$106.1	$62.5	$43.6
RTO and other	(4.1)	0.3	(4.4)
	$102.0	$62.8	$39.2

Cost of revenues:
Purchased power	$89.5	$52.7	$36.8

Gross margins (a)	$12.5	$10.1	$2.4

Operation and maintenance expense	3.1	1.6	1.5
Other expenses (income), net	0.4	0.4	—
Total expenses, net	$3.5	$2.0	$1.5

Earnings (Loss) from continuing operations before income tax	9.0	8.1	0.9
Income tax expense (benefit)	3.3	3.1	0.2
Net income (Loss)	$5.7	$5.0	$0.7

Gross margin as a percentage of revenues	12.3%	16.2%

(a)       For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

	Six months ended June 30,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Revenues:
Retail	$199.6	$104.0	$95.6
RTO and other	(3.6)	0.6	(4.2)
	$196.0	$104.6	$91.4

Cost of revenues:
Purchased power	$167.2	$90.0	$77.2

Gross margins (a)	$28.8	$14.6	$14.2

Operation and maintenance expense	6.1	2.8	3.3
Other expenses (income), net	1.0	0.4	0.6
Total expenses, net	$7.1	$3.2	$3.9

Earnings (Loss) from continuing operations before income tax	21.7	11.4	10.3
Income tax expense (benefit)	9.9	4.3	5.6
Net income (Loss)	$11.8	$7.1	$4.7

Gross margin as a percentage of revenues	14.7%	14.0%

(a)       For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Competitive Retail Segment — Revenue

For the three months ended June 30, 2011, the segment’s retail revenues increased $43.6 million, or 70%, compared to the same period in 2010.  The increase was primarily driven by the high levels of competition in the competitive retail electric service business in the state of Ohio which has continued to result in a significant number of DP&L’s retail customers switching their retail electric service to DPLER.  Also contributing to this increase was the purchase of MC Squared on February 28, 2011, resulting in additional retail revenues of $12.2 million recorded during the three months ended June 30, 2011.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 1,420 million kWh of power to 12,033 customers in Ohio during the three months ended June 30, 2011 compared to 1,033 million kWh sold to 2,661 Ohio customers during the same period in 2010.

For the six months ended June 30, 2011, the segment’s retail revenues increased $95.6 million, or 92%, compared to the same period in 2010.  The increase was primarily driven by the high levels of competition in the competitive retail electric service business in the state of Ohio which has continued to result in a significant number of DP&L’s retail customers switching their retail electric service to DPLER.  Also contributing to this increase was the purchase of MC Squared on February 28, 2011, resulting in additional retail revenues of $16.3 million recorded since this purchase date.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 2,764 million kWh of power to 12,033 customers in Ohio during the six months ended June 30, 2011 compared to 1,753 million kWh sold to 2,661 Ohio customers during the same period in 2010.

Competitive Retail Segment — Purchased Power

For the three months ended June 30, 2011, Purchased power for the segment increased $36.8 million, or 70%, as compared to the same period in 2010 primarily due to higher purchased power volumes required to satisfy an increasing customer base as a result of customer switching and the purchase of MC Squared.  The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  This increase was partially offset by lower average prices paid for purchased power in 2011 compared to 2010. The electric energy used to meet the segment’s Illinois sales obligation was purchased from PJM.

For the six months ended June 30, 2011, Purchased power for the segment increased $77.2 million, or 86%, as compared to the same period in 2010 primarily due to higher purchased power volumes required to satisfy an increasing customer base as a result of customer switching and the purchase of MC Squared.  The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  This increase was partially offset by lower average prices paid for purchased power in 2011 compared to 2010. The electric energy used to meet the segment’s Illinois sales obligation was purchased from PJM.

Competitive Retail Segment — Operation and Maintenance

For the three months ended June 30, 2011, the segment’s Operation and maintenance expenses which include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses, increased $1.5 million, or 94%, compared to the same period in 2010.  The higher operation and maintenance expense in 2011 as compared to 2010 is primarily reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers.

For the six months ended June 30, 2011, the segment’s Operation and maintenance expenses which include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses, increased $3.3 million, or 118%, compared to the same period in 2010.  The higher operation and maintenance expense in 2011 as compared to 2010 is primarily reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers.

Competitive Retail Segment — Income Tax Expense

For the three months ended June 30, 2011, the segment’s income tax expense increased $0.2 million.

For the six months ended June 30, 2011, the segment’s income tax expense increased $5.6 million compared to the same period in 2010 primarily due to increased pre-tax income.  In addition, as a result of the purchase of MC Squared we recorded a $2.0 million charge for state deferred taxes due to the Illinois Unitary Tax rules.

RESULTS OF OPERATIONS — DP&L

Income Statement Highlights — DP&L

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2011	2010	2011	2010

Revenues:
Retail	$243.7	$281.3	$534.1	$595.4
Wholesale	104.7	89.6	210.9	165.9
RTO revenues	18.1	19.0	38.5	39.2
RTO capacity revenues	42.1	34.0	88.9	61.4
Total revenues	$408.6	$423.9	$872.4	$861.9

Cost of revenues:
Fuel costs	$90.2	$90.0	$190.6	$191.0
Gains from sale of coal	(1.1)	(1.1)	(2.9)	(1.3)
Gains from sale of emission allowances	—	(0.4)	—	(0.6)
Net fuel	89.1	88.5	187.7	189.1

Purchased power	32.4	21.4	66.6	35.0
RTO charges	27.6	26.1	56.7	50.6
RTO capacity charges	44.4	42.8	98.9	77.3
Total purchased power	104.4	90.3	222.2	162.9

Total cost of revenues	$193.5	$178.8	$409.9	$352.0

Gross margins (a)	$215.1	$245.1	$462.5	$509.9

Gross margin as a percentage of revenues	52.6%	57.8%	53.0%	59.2%

Operating Income	$55.8	$97.0	$145.1	$215.4

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

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year.  Factors impacting DP&L’s wholesale sales volume each hour of the year include: wholesale market prices, DP&L’s retail demand, retail demand elsewhere throughout the entire wholesale market area, DP&L and non-DP&L plants’ availability to sell into the wholesale market and weather conditions across the multi-state region.  DP&L’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities that are not being utilized to meet its retail demand.

The following table provides a summary of changes in revenues from the prior periods:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2011 vs. 2010	2011 vs. 2010

Retail
Rate	$(17.9)	$(34.1)
Volume	(21.2)	(29.7)
Other miscellaneous	1.5	2.5
Total retail change	$(37.6)	$(61.3)

Wholesale
Rate	$8.0	$11.0
Volume	7.1	34.0
Total wholesale change	$15.1	$45.0

RTO capacity and other
RTO capacity and other revenues	$7.2	$26.8

Total revenues change	$(15.3)	$10.5

For the three months ended June 30, 2011, Revenues decreased $15.3 million, or 4%, to $408.6 million from $423.9 million in the prior year.  This decrease was primarily the result of lower average retail rates and lower retail sales volumes, partially offset by wholesale sales volumes, higher average wholesale prices as well as increased RTO capacity and other revenues.  The revenue components for the three months ended June 30, 2011 are further discussed below:

•                  Retail revenues decreased $37.6 million primarily as a result of a 7% decrease in average retail rates due to customers switching from DP&L.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  The remaining distribution services provided by DP&L were billed at a lower average rate resulting in a reduction of total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by an increase in the Fuel and Purchased Power Recovery Rider and an increase in the Universal Service Fund Rider.  Also contributing to the decline in revenues was an 8% decrease in retail sales volumes largely due to an unfavorable 15% decrease in cooling degree days from the prior year.  The above resulted in an unfavorable $17.9 million retail price variance and an unfavorable $21.2 million retail sales volume variance.

•                  Wholesale revenues increased $15.1 million primarily as a result of an 8% increase in average wholesale prices combined with an 8% increase in wholesale sales volume due in large part to the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in a favorable $8.0 million wholesale price variance and a favorable wholesale sales volume variance of $7.1 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $7.2 million compared to the same period in 2010.  This increase in RTO capacity and other revenues was primarily the result of a $7.9 million increase in revenues realized from the PJM capacity auction offset slightly by a decrease in transmission and congestion revenues.

For the six months ended June 30, 2011, Revenues increased $10.5 million, or 1%, to $872.4 million from $861.9 million in the prior year.  This increase was primarily the result of higher wholesale sales volumes, higher average wholesale prices as well as increased RTO capacity and other revenues, partially offset by lower average retail rates and lower retail sales volumes.  The revenue components for the six months ended June 30, 2011 are further discussed below:

•                  Retail revenues decreased $61.3 million primarily as a result of a 6% decrease in average retail rates due to customers switching from DP&L.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  The remaining distribution services provided by DP&L were billed at a lower average rate resulting in a reduction of total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by increases in the Fuel and Purchased Power Recovery Rider and the Universal Service Fund Rider.  Also contributing to the decline in revenues was a 5% decrease in retail sales volumes largely due to an unfavorable 15% decrease in cooling degree days from the prior year.  The above resulted in an unfavorable $34.1 million retail price variance and an unfavorable $29.7 million retail sales volume variance.

•                  Wholesale revenues increased $45.0 million primarily as a result of a 6% increase in average wholesale prices combined with a 21% increase in wholesale sales volume due in large part to the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in a favorable $34.0 million wholesale sales volume variance and a favorable wholesale price variance of $11.0 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $26.8 million compared to the same period in 2010.  This increase in RTO capacity and other revenues was primarily the result of a $27.4 million increase in revenues realized from the PJM capacity auction offset slightly be a decrease in transmission and congestion revenues.

DP&L — Cost of Revenues

For the three months ended June 30, 2011:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $0.6 million, or 1%, compared to 2010, primarily due to the impact of a 17.8% decrease in the volume of generation and a 12.7% increase in the price of generation by our plants resulting from an increase in, and the timing of, unit outages during the three months ended June 30, 2011, when compared to the same period in 2010.

•                  Net purchased power increased $14.1 million, or 16%, compared to the same period in 2010, due largely to an increase of $3.1 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the increase in net purchased power was a $19.7 million increase associated with higher purchased power volumes partially offset by $5.8 million related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

For the six months ended June 30, 2011:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $1.4 million, or 1%, compared to 2010, primarily due to the impact of a 16.0% decrease in the volume of generation and a 15.8% increase in the price of generation by our plants resulting from an increase in, and the timing of, unit outages during the six months ended June 30, 2011, when compared to the same period in 2010.

•                  Net purchased power increased $59.3 million, or 36%, compared to the same period in 2010, due largely to an increase of $27.7 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the increase in net purchased power was a $48.8 million increase associated with higher purchased power volumes partially offset by $15.9 million related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

DP&L — Operation and Maintenance

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2011 vs. 2010	2011 vs. 2010
Generating facilities operating and maintenance expenses	$8.7	$16.0
Maintenance of overhead transmission and distribution lines	2.2	9.5
Low-income payment program (1)	3.2	7.7
Energy efficiency programs (1)	0.3	(1.6)
Group insurance / long-term disability	(4.3)	(4.1)
Other, net	(0.4)	(5.7)
Total operation and maintenance expense	$9.7	$21.8

(1)          There is a corresponding offset to Revenues associated with these programs resulting in no impact to Net income.

For the three months ended June 30, 2011, Operation and maintenance expense increased $9.7 million, or 11%, compared to the same period in 2010.  This variance was primarily the result of:

•                  increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2010,

•                  increased expenses related to the maintenance of overhead transmission and distribution lines, and

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider.

These increases were partially offset by lower health insurance and disability costs primarily due to fewer employees filing for long-term disability during the current quarter as compared to the same period in 2010.

For the six months ended June 30, 2011, Operation and maintenance expense increased $21.8 million, or 13%, compared to the same period in 2010.  This variance was primarily the result of:

•                  increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2010,

•                  increased expenses related to the maintenance of overhead transmission and distribution lines largely related to a significant ice storm in February 2011, and

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider.

These increases were partially offset by:

•                  lower expenses relating to energy efficiency programs that were put in place for our customers, and

•                  lower health insurance and disability costs primarily due to fewer employees filing for long-term disability during the current quarter as compared to the same period in 2010.

DP&L — Depreciation and Amortization

For the three months ended June 30, 2011, Depreciation and amortization expense increased $0.2 million, or 1%, as compared to the three months ended June 30, 2010.  The increase is primarily the result of a net increase in depreciable property partially offset by a decrease due to a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010.

For the six months ended June 30, 2011, Depreciation and amortization expense decreased $1.5 million, or 2%, as compared to the six months ended June 30, 2010.  The decrease primarily reflected the impact of a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010.

DP&L — General Taxes

For the three and six months ended June 30, 2011, General taxes increased $1.3 million, or 4.4%, and $2.6 million, or 4.2%, respectively, as compared to the same periods in 2010.  These increases were primarily the result of higher property tax accruals in 2011 compared to 2010.

DP&L — Investment Income

Investment income recorded during the three and six months ended June 30, 2011 did not fluctuate significantly from that recorded during the three and six months ended June 30, 2010.

DP&L — Interest Expense

Interest expense recorded during the three and six months ended June 30, 2011 did not fluctuate significantly from that recorded during the three and six months ended June 30, 2010.

DP&L — Income Tax Expense

For the three and six months ended June 30, 2011, Income tax expense decreased $12.9 million, or 45%, and $22.7 million, or 35%, respectively, compared to the same period in 2010, primarily due to decreased pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  The following table provides a summary of the cash flows for DPL and DP&L:

DPL

	For the Six Months
	Ended June 30,
$ in millions	2011	2010

Net cash provided by operating activities	$185.1	$204.9
Net cash used for investing activities	(28.6)	(120.2)
Net cash used for financing activities	(207.7)	(72.2)

Net change	$(51.2)	$12.5
Cash and cash equivalents at beginning of period	124.0	74.9
Cash and cash equivalents at end of period	$72.8	$87.4

DP&L

	For the Six Months
	Ended June 30,
$ in millions	2011	2010

Net cash provided by operating activities	$163.2	$205.1
Net cash used for investing activities	(89.1)	(71.6)
Net cash used for financing activities	(115.4)	(150.4)

Net change	$(41.3)	$(16.9)
Cash and cash equivalents at beginning of period	54.0	57.1
Cash and cash equivalents at end of period	$12.7	$40.2

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

DPL — Net Cash provided by Operating Activities

DPL’s Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2011	2010

Net income	$75.2	$132.4
Depreciation and amortization	70.2	73.1
Deferred income taxes	37.5	6.4
Contribution to pension plan	(40.0)	(20.0)
Charge for early redemption of debt	15.3	—
Other	26.9	13.0
Net cash provided by operating activities	$185.1	$204.9

For the six months ended June 30, 2011, Net cash provided by operating activities was primarily a result of earnings from continuing operations adjusted for noncash depreciation and amortization, combined with the following significant transactions:

•                  A $37.5 million increase to Deferred income taxes primarily as a result of depreciation as well as pension contributions.

•                  DP&L made a discretionary contribution of $40.0 million to the defined benefit pension plan in February 2011.

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

•                  DP&L made a discretionary contribution of $20.0 million to the defined benefit pension plan in February 2010.

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

DP&L — Net Cash provided by Operating Activities

DP&L’s Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2011	2010

Net income	$83.5	$131.5
Depreciation and amortization	66.5	68.0
Deferred income taxes	37.2	5.8
Contribution to pension plan	(40.0)	(20.0)
Other	16.0	19.8
Net cash provided by operating activities	$163.2	$205.1

For the six months ended June 30, 2011 and 2010, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.

DPL — Net Cash used for Investing Activities

DPL’s Net cash used for investing activities for the six months ended June 30, 2011 and 2010 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2011	2010

Environmental and renewable energy capital expenditures	$(5.9)	$(7.2)
Other asset acquisitions, net	(85.5)	(67.9)
Purchase of MC Squared	(8.2)	—
Sales / (purchases) of short-term investments, net	69.2	(47.0)
Other	1.8	1.9
Net cash used for investing activities	$(28.6)	$(120.2)

For the six months ended June 30, 2011, DP&L continued to see reductions in its environmental and renewable energy capital expenditures due to the completion of the solar energy facility at Yankee Station during 2010.  Additionally, DPL, on behalf of DPLER, made a cash payment of approximately $8.2 million to acquire MC Squared (see Note 15 of Notes to Condensed Consolidated Financial Statements). Also during the six months ended June 30, 2011, DPL redeemed $70.9 million of short-term investments mostly comprised of VRDN securities as well as purchasing an additional $1.7 million of short-term investments during the same period.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

For the six months ended June 30, 2010, DP&L incurred environmental and renewable energy capital expenditures primarily related to the construction of a solar energy facility at Yankee Station.  DP&L also continued to make upgrades and other investments in other generation, transmission and distribution equipment.  During this period, DPL also purchased a net $32 million of VRDN securities from various institutional securities brokers as well as $15 million of investment-grade fixed income corporate bonds.  The VRDN securities are backed by irrevocable letters of credit.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

DP&L — Net Cash used for Investing Activities

DP&L’s Net cash used for investing activities for the six months ended June 30, 2011 and 2010 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2011	2010

Environmental and renewable energy capital expenditures	$(5.8)	$(7.2)
Other asset acquisitions, net	(85.0)	(66.3)
Other	1.7	1.9
Net cash used for investing activities	$(89.1)	$(71.6)

For the six months ended June 30, 2011 and 2010, the significant components of DP&L’s Net cash used for investing activities are similar to those discussed under DPL’s Net cash provided by / used for investing activities above.

DPL — Net Cash used for Financing Activities

DPL’s Net cash used for financing activities for the six months ended June 30, 2011 and 2010 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2011	2010

Dividends paid on common stock	$(76.4)	$(69.9)
Repurchase of DPL common stock	—	(3.9)
Early redemption of long-term debt, including premium	(134.2)	—
Payment of MC Squared debt	(13.5)	—
Exercise of warrants	14.7	—
Other	1.7	1.6
Net cash used for financing activities	$(207.7)	$(72.2)

For the six months ended June 30, 2011, DPL paid common stock dividends of $76.4 million and $134.2 million for the purchase of the DPL Capital Trust II capital securities, of which $122 million related to the capital securities and an additional $12.2 million related to the premium paid on the purchase.  DPL also paid down the debt of MC Squared which was acquired in February 2011 (see Note 15 of Notes to Condensed Consolidated Financial Statements), and DP&L received $14.7 million from the exercise of 700,000 warrants.

For the six months ended June 30, 2010, DPL paid common stock dividends of $69.9 million.  In addition, under a stock repurchase program approved by the Board of Directors in October 2009 (see Note 11 of Notes to Condensed Consolidated Financial Statements), DPL repurchased approximately 145,915 DPL common shares for $3.9 million.

DP&L — Net Cash used for Financing Activities

DP&L’s Net cash used for financing activities for the six months ended June 30, 2011 and 2010 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2011	2010

Dividends paid on common stock to parent	$(115.0)	$(150.0)
Other	(0.4)	(0.4)
Net cash used for financing activities	$(115.4)	$(150.4)

For the six months ended June 30, 2011, DP&L’s Net cash used for financing activities primarily relates to $115.0 million in dividends paid to DPL.

For the six months ended June 30, 2010, DP&L’s Net cash used for financing activities primarily relates to $150.0 million in dividends paid to DPL.

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

				Amounts
				available as of
$ in millions	Type	Maturity	Commitment	June 30, 2011

DP&L	Revolving	November 2011	$220.0	$220.0

DP&L	Revolving	April 2013	$200.0	$200.0
			$420.0	$420.0

Each revolving credit facility has a $50 million Letter of Credit (LOC) sublimit.  As of June 30, 2011 and through the date of filing this quarterly report on Form 10-Q, there were no outstanding LOCs on either facility.

DPL’s $297.4 million 6.875% senior notes due September 2011 have been reflected as a current liability.  Management will continue to monitor and evaluate market conditions over the next several months and make a determination to either seek to refinance the senior notes or explore alternative financing arrangements.

The Merger Agreement discussed in Note 16 of Notes to Condensed Consolidated Financial Statements also includes certain provisions whereby we have agreed to use commercially reasonable efforts to replace DP&L’s existing $220.0 million revolving credit facility.  We have agreed to replace this facility with a new revolving credit facility in an amount equal to or greater than $200.0 million with a term of at least three years.  DPL has also agreed to use commercially reasonable efforts to enter into a revolving credit facility in an amount equal to or greater than $125.0 million with a term of at least three years and to enter into a $425.0 million term loan with a term of at least three years, in part, to refinance the approximately $297.4 million principal amount of DPL’s 6.875% debt that is due in September 2011.

Cash and cash equivalents for DPL and DP&L amounted to $72.8 million and $12.7 million, respectively, at June 30, 2011.

Debt Covenants

As mentioned above, DP&L has access to $420 million of short-term financing under its two revolving credit facilities.  The following financial covenant is contained in each revolving credit facility: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of June 30, 2011, this covenant was met with a ratio of 0.41 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guaranty obligations, divided by the total of DP&L’s shareholders’ equity and total debt including guaranty obligations.

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

DPL, through its subsidiary DP&L, is projecting to spend an estimated $770 million in capital projects for the period 2011 through 2013.  Approximately $15 million of this projected amount is to enable DP&L to meet the recently revised reliability standards of NERC.  DP&L is subject to the mandatory reliability standards of NERC, and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member.  NERC has recently changed the definition of the Bulk Electric System (BES) to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply.  Additionally, DP&L anticipates spending approximately $70 million within the next five years as part of its identified obligations under the PJM RTEP (Regional Transmission Expansion Plan) within its zone, as well as a cost-allocation of approximately $160 million for RTEP projects in other PJM zones.  The latter is subject to change pending the revised PJM cost-allocation methodology, as a result of the Court of Appeals decision to remand the case to the FERC.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

DPL’s construction additions were $86.8 million and $62.4 million during the six month periods ended June 30, 2011 and 2010, respectively.  DPL expects to spend approximately $310 million in 2011 on construction additions.  Planned construction additions for 2011 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

DP&L’s construction additions were $86.3 million and $60.8 million during the six month periods ended June 30, 2011 and 2010, respectively.  DP&L expects to spend approximately $300 million in 2011 on construction additions.  Planned construction additions for 2011 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

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

(a)  Credit rating relates to DPL’s Senior Unsecured debt.

(b)  Credit rating relates to DP&L’s Senior Secured debt.

In connection with the closing of the Proposed Merger (see Note 16 of Notes to Condensed Consolidated Financial Statements), DPL is expected to assume upon closing of the Proposed Merger, $1.25 billion of debt that an AES affiliate will issue to finance the acquisition.  As a result of this proposed additional indebtedness, in April 2011 DPL and DP&L were downgraded by one of the major credit rating agencies above and all three major credit rating agencies reduced their outlook from stable to negative.  DPL’s and DP&L’s credit rating may have additional downgrades as a result of the Proposed Merger discussed in Note 16 of Notes to Condensed

Consolidated Financial Statements.  This may cause the need for additional credit assurance to satisfy various creditors.

Off-Balance Sheet Arrangements

DPL — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiaries, DPLE and DPLER, and its indirect wholly-owned subsidiary, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.  Certain of DPL’s financial or performance assurance agreements contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt were to fall below investment grade, we would be in violation of the provisions, and the counterparties to the assurance agreements could demand alternative credit assurance.  The changes in our credit ratings in April 2011 have not triggered these provisions.  There may be further changes to our credit ratings which may trigger these provisions.

At June 30, 2011, DPL had $90.2 million of guarantees to third parties for future financial or performance assurance under such agreements, including $73.2 million of guarantees on behalf of DPLE and DPLER and $17.0 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $2.6 million and $1.0 million at June 30, 2011 and 2010, respectively.

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of June 30, 2011, DP&L could be responsible for the repayment of 4.9%, or $61.4 million, of a $1,252.5 million debt obligation that matures in 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of June 30, 2011, we have no knowledge of such a default.

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

A 10% increase or decrease in the market price of our heating oil forwards and forward power contracts at June 30, 2011 would not have a significant effect on Net income.

The following table provides information regarding the volume and average market price of our NYMEX coal forward derivative contracts at June 30, 2011 and the effect to Net income if the market price were to increase or decrease by 10%:

			Weighted	Increase /
			Average	Decrease in
	Contract		Market	Net Income
Commodity	Volume	Units	Price / Unit	(in millions)

NYMEX Coal Forwards - Non-Hedged
2011 - Purchase	149,188	tons	$77.89	$0.4	(a)
2012 - Purchase	1,246,200	tons	$82.26	$3.8	(a)
2013 - Purchase	372,000	tons	$86.72	$2.1	(a)

(a)       The Net income impact of a 10% change in the market price of NYMEX coal is partially offset by our partners’ share of the gain or loss and by the retail jurisdictional share of the DPL portion that is deferred on the balance sheet in conjunction with the fuel cost and purchased power rider.

Wholesale Revenues

Approximately 18% of DPL’s and 16% of DP&L’s electric revenues for the three months ended June 30, 2011 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 17% of DPL’s and 17% of DP&L’s electric revenues for the three months ended June 30, 2010 were from sales of excess energy and capacity in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 18% of DPL’s and 16% of DP&L’s electric revenues for the six months ended June 30, 2011 were from sales of excess energy and capacity in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 17% of DPL’s and 16% of DP&L’s electric revenues for the six months ended June 30, 2010 were from sales of excess energy and capacity in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

The table below provides the effect on annual Net income as of June 30, 2011, of a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L

Effect of 10% change in price per MWh	$8.5	$7.0

RPM Capacity Revenues and Costs

As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers.  PJM, which has a delivery year which runs from June 1 to May 31, has conducted auctions for capacity through the 2014/15 delivery year.  The clearing prices for capacity during the PJM delivery periods from 2010/11 through 2014/15 are as follows:

	PJM Delivery Year
	2010/11	2011/12	2012/13	2013/14	2014/15

Capacity clearing price ($/MW-day)	174	110	16	28	126

Our computed average capacity prices by calendar year are reflected in the table below:

	Calendar Year
	2010	2011	2012	2013

Computed average capacity price ($/MW-day)	144	137	55	23

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

The table below provides estimates of the effect on annual net income as of June 30, 2011, of a hypothetical increase or decrease of $10 in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through June 30, 2011.  As of June 30, 2011, approximately 55% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

$ in millions	DPL	DP&L

Effect of a $10 change in capacity auction pricing	$5.0	$3.7

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs for the three months and six months ended June 30, 2011 were 35% and 35%, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2011 under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2 allowances for 2011; however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2011 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, SSO customers currently represent approximately 55% of DP&L’s total fuel costs.  The table below provides the effect on annual net income as of June 30, 2011, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 55%:

$ in millions	DPL	DP&L

Effect of 10% change in fuel and purchased power	$18.7	$18.1

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL has fixed-rate long-term debt and DP&L has both fixed and variable-rate long-term debt.  DP&L’s variable-rate debt is associated with tax-exempt pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indexes can be affected by market demand, supply, market interest rates and other economic conditions.  As a result of the Proposed Merger with AES, DPL and DP&L were recently downgraded by one of the major credit rating agencies and all three major credit rating agencies reduced their outlook from stable to negative.  We do not anticipate these reduced ratings having a significant impact on our liquidity; however, our cost of capital will increase.  See Note 5 and Note 16 of Notes to Condensed Consolidated Financial Statements.

We partially hedge against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing.  As of June 30, 2011, we have entered into interest rate hedging relationships with an aggregate notional amount of $300 million and $160 million related to planned future borrowing activities in calendar year 2011 and calendar year 2013, respectively.  The average interest rate associated with the $300 million and $160 million aggregate notional amount interest rate hedging relationships is 4.04% and 3.80%, respectively.  We are limiting our exposure to changes in interest rates since we believe the market interest rates at which we will be able to borrow in the future may increase.

The carrying value of DPL’s debt was $1,221.4 million at June 30, 2011, consisting of DP&L’s first mortgage bonds, DP&L’s debt associated with tax-exempt pollution control bonds, DPL’s unsecured notes and DP&L’s capital lease.  The fair value of this debt was $1,198.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DPL

							Carrying value at	Fair value at
	For the years ending June 30,						June 30,	June 30,
$ in millions	2012	2013	2014	2015	2016	Thereafter	2011 (a)	2011 (a)
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%	0.1%

Fixed-rate debt	$297.8	$0.4	$470.4	$0.1	$0.1	$352.6	$1,121.4	$1,098.7
Average interest rate	6.9%	4.9%	5.1%	4.2%	4.2%	5.0%	5.5%

Total							$1,221.4	$1,198.7

(a)  Fixed rate debt totals include unamortized debt discounts.

The carrying value of DP&L’s debt was $903.4 million at June 30, 2011, consisting of its first mortgage bonds, tax-exempt pollution control bonds and a capital lease.  The fair value of this debt was $877.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L

							Carrying value at	Fair value at
	For the years ending June 30,						June 30,	June 30,
$ in millions	2012	2013	2014	2015	2016	Thereafter	2011 (a)	2011 (a)
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%	0.1%

Fixed-rate debt	$0.4	$0.4	$470.4	$0.1	$0.1	$332.0	$803.4	$777.3
Average interest rate	4.9%	4.9%	5.1%	4.2%	4.2%	4.8%	5.0%

Total							$903.4	$877.3

(a)  Fixed rate debt totals include unamortized debt discounts.

Debt maturities occurring in 2011 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at June 30, 2011 for which an immediate adverse market movement causes a potential material impact on our financial position, results of operations, or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of June 30, 2011, we did not hold any market risk sensitive instruments which were entered into for trading purposes.

DPL

	Carrying value at	Fair value at	One percent
	June 30,	June 30,	interest rate
$ in millions	2011	2011	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	1,121.4	1,098.7	11.0

Total	$1,221.4	$1,198.7	$12.0

DP&L

	Carrying value at	Fair value at	One percent
	June 30,	June 30,	interest rate
$ in millions	2011	2011	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	803.4	777.3	7.8

Total	$903.4	$877.3	$8.8

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt, excluding capital lease obligations, primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,098.7 million of fixed-rate debt and not on DPL’s financial position or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DP&L’s $100.0 million variable-rate long-term debt outstanding as of June 30, 2011.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $777.3 million of fixed-rate debt and not on DP&L’s financial position or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $100.0 million variable-rate long-term debt outstanding as of June 30, 2011.

Equity Price Risk

As of June 30, 2011, approximately 38% of the defined benefit pension plan assets were comprised of investments in equity securities and 62% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  The equity securities are carried at their market value of approximately $127.7 million at June 30, 2011.  A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $12.8 million reduction in fair value as of June 30, 2011.

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

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)		DPLER (b)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Electric sales (millions of kWh)
Residential	1,144	1,114	1,144	1,114	1	—
Commercial	985	924	791	906	638	190
Industrial	867	977	818	972	773	666
Other retail	349	360	343	358	257	202
Total retail	3,345	3,375	3,096	3,350	1,669	1,058

Wholesale	516	786	542	783	—	—

Total	3,861	4,161	3,638	4,133	1,669	1,058

Operating revenues ($ in thousands)
Residential	$153,998	$146,003	$153,917	$145,995	$81	$10
Commercial	96,905	93,422	54,304	80,673	42,601	16,269
Industrial	65,530	72,270	18,809	34,624	46,721	35,229
Other retail	27,304	28,363	12,315	17,069	15,890	11,054
Other miscellaneous revenues	4,337	2,609	4,416	2,878	56	6
Total retail	348,074	342,667	243,761	281,239	105,349	62,568

Wholesale	28,659	39,116	104,705	89,538	739	—

RTO revenues	69,221	60,495	60,142	53,195	615	311

Other revenues	(981)	3,195	—	—	(4,668)	6

Total	$444,973	$445,473	$408,608	$423,972	$102,035	$62,885

Electric customers at end of period
Residential	454,552	455,594	454,552	455,594	137	27
Commercial	52,970	50,429	50,056	50,128	12,224	1,878
Industrial	1,891	1,801	1,755	1,764	726	321
Other	6,877	6,659	6,760	6,656	2,113	776

Total	516,290	514,483	513,123	514,142	15,200	3,002

(a)       This chart contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,420 million kWh and 1,033 million kWh of power to DPLER (a subsidiary of DPL) during the three months ending June 30, 2011 and 2010, respectively, which are not included in DP&L wholesale sales volumes in the chart above.  These kWh sales also relate to DP&L retail customers within the DP&L service territory for distribution services and their inclusion in wholesale sales would result in a double counting of kWh volume.  The dollars of operating revenues associated with these sales are classified as wholesale revenues on DP&L’s Financial Statements and retail revenues on DPL’s Condensed Consolidated Financial Statements.  DP&L did not sell any power to MC Squared during either of these periods.

(b)       This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)		DPLER (b)
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Electric sales (millions of kWh)
Residential	2,688	2,709	2,688	2,709	1	1
Commercial	1,917	1,810	1,622	1,789	1,152	341
Industrial	1,696	1,778	1,625	1,772	1,489	1,046
Other retail	691	697	681	696	498	394
Total retail	6,992	6,994	6,616	6,966	3,140	1,782

Wholesale	1,122	1,545	1,196	1,534	—	—

Total	8,114	8,539	7,812	8,500	3,140	1,782

Operating revenues ($ in thousands)
Residential	$347,138	$326,089	$347,043	$326,076	$95	$13
Commercial	192,472	182,422	114,789	160,008	77,683	22,413
Industrial	129,399	129,871	38,771	71,864	90,628	58,007
Other retail	55,675	54,790	26,418	32,870	31,123	23,614
Other miscellaneous revenues	6,909	4,095	7,106	4,561	88	9
Total retail	731,593	697,267	534,127	595,379	199,617	104,056

Wholesale	61,088	79,349	210,911	165,880	—	—

RTO revenues	145,903	113,923	127,387	100,684	1,104	565

Other revenues	1,041	6,132	—	—	(4,669)	16

Total	$939,625	$896,671	$872,425	$861,943	$196,052	$104,637

Electric customers at end of period
Residential	454,552	455,594	454,552	455,594	137	27
Commercial	52,970	50,429	50,056	50,128	12,224	1,878
Industrial	1,891	1,801	1,755	1,764	726	321
Other	6,877	6,659	6,760	6,656	2,113	776

Total	516,290	514,483	513,123	514,142	15,200	3,002

(a)       This chart contains electric sales from DP&L’s generation and purchased power.  DP&L sold 2,764 million kWh and 1,753 million kWh of power to DPLER (a subsidiary of DPL) during the six months ending June 30, 2011 and 2010, respectively, which are not included in DP&L wholesale sales volumes in the chart above.  These kWh sales also relate to DP&L retail customers within the DP&L service territory for distribution services and their inclusion in wholesale sales would result in a double counting of kWh volume.  The dollars of operating revenues associated with these sales are classified as wholesale revenues on DP&L’s Financial Statements and retail revenues on DPL’s Condensed Consolidated Financial Statements.  DP&L did not sell any power to MC Squared during either of these periods.

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

There was no change in our internal control over financial reporting during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Report on Form 10-Q for the three months ended March 31, 2011, and the Notes to the Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in this Item 1 of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings, and certain new legal proceedings, since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Report on form 10-Q for the three months ended March 31, 2011, and should be read in conjunction with these prior reports.

The following information is incorporated by reference into this Item:  (i)  information about the legal proceedings related to the Proposed Merger involving DPL and AES contained in Item 1 - Note 16 of Notes to Condensed Consolidated Financial Statements of this report and (ii) information about the legal proceedings contained under the section entitled “Ohio Regulation” and the first legal proceeding contained under the subsection entitled “Litigation Involving Co-Owned Plants” under the section entitled “Litigation, Notices of Violation and Other Matters Related to Air Quality” in Item 1 — Note 14 of Notes to Condensed Consolidated Financial Statements of this report.

Item 1a — Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report on Form 10-K and supplemented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011.  These reports may be obtained as discussed on Page 6 of this report.  The information in this Item 1a of our Quarterly Report on Form 10-Q restates, and provides updates on certain of the risk factors included in these prior reports and also contains an additional risk factor.  If any of these events occur, our business, financial position or results of operation could be materially affected.

DPL may be unable to obtain the approvals required to complete its Proposed Merger with The AES Corporation or, obtaining required governmental and regulatory approvals may require the combined company to comply with restrictions or conditions that may materially impact the anticipated benefits of the Proposed Merger.

On April 20, 2011, DPL announced the execution of a definitive merger agreement with The AES Corporation (the Merger Agreement), pursuant to which each outstanding share of DPL common stock will be converted into the right to receive cash in the amount of $30.00 per share.  Before the Proposed Merger may be completed, approval by DPL shareholders must be obtained.  In addition, the transaction is subject to the satisfaction or waiver of certain conditions and the receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  These governmental authorities may impose conditions on the completion, or require changes to the terms, of the Proposed Merger, including restrictions or conditions on the business, operations, or financial performance of the combined company following consummation that may materially impact the anticipated benefits of the Proposed Merger.  These conditions or changes could have the effect of delaying completion of the Proposed Merger or imposing additional costs on or limiting the revenues of the combined company following the Proposed Merger.  A delay in the completion of the Proposed Merger beyond the termination date specified in the Merger Agreement due to, among other things, restrictions or conditions sought by governmental authorities could provide either party the right to terminate the Merger Agreement.

We are also subject to the risk that a required condition to the Proposed Merger may not be satisfied.  Both companies are targeting to complete the Proposed Merger in the fourth quarter of 2011 or first quarter of 2012, but are subject to uncertainties related to the timing needed to consummate the Proposed Merger.

In the event that the Merger Agreement is terminated prior to the completion of the Proposed Merger, DPL could incur significant transaction costs that could materially impact its financial performance and results. Failure to complete the Proposed Merger could also negatively impact DPL’s stock price and its future business and financial results.

DPL will incur significant merger transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the Proposed Merger.  If the Proposed Merger is not completed for certain reasons including, among others, if the Merger Agreement is terminated under certain specified circumstances, DPL will be required to pay The AES Corporation a termination fee of $106 million.  The occurrence of either of these events individually or in combination could have a material adverse affect on DPL’s financial results.

We will be subject to business uncertainties and contractual restrictions while the Proposed Merger with The AES Corporation is pending that could adversely affect our financial results.

Uncertainty about the effect of the Proposed Merger on employees or suppliers may have an adverse effect on us.  Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Proposed Merger is completed and for a period of time thereafter, and could cause suppliers and others that deal with us to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the Proposed Merger, as current employees and prospective employees may experience uncertainty about their future roles with the combined company.  If, despite our retention and recruiting efforts, key employees depart or fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business operations and financial results could be adversely affected.

We expect that matters relating to the Proposed Merger and integration-related issues will place a significant burden on management, employees and internal resources, which could otherwise have been devoted to other business opportunities.  The diversion of management time on merger-related issues could affect our financial results.

In addition, the Merger Agreement restricts us, without The AES Corporation’s consent, from making certain acquisitions and taking other specified actions, including limiting our total capital spending, limiting the extent that we can obtain financing through long-term debt and equity and prohibiting our ability to increase the dividend rates on our stock until the Proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to consummation of the Proposed Merger or termination of the Merger Agreement.

Lawsuits have been filed and several other lawsuits may be filed against DPL, its directors, AES and Dolphin Sub, Inc. challenging the Merger Agreement, and an adverse judgment in such lawsuits may prevent the Proposed Merger from becoming effective or from becoming effective within the expected timeframe.

DPL and its directors have been named and AES and Dolphin Sub, Inc. have also been named, as defendants in purported class action and derivative action lawsuits filed by certain of our shareholders challenging the Proposed Merger and seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms.  We could also be subject to additional litigation related to the Proposed Merger, whether or not it is consummated.  If any plaintiff is successful in obtaining an injunction prohibiting the parties from completing the Proposed Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Proposed Merger in the expected timeframe or altogether.  While we are currently vigorously defending against any such litigation, these matters create additional uncertainty relating to the consummation of the proposed transaction and defending such matters is costly and distracting to management.

Push-down accounting adjustments in connection with the Proposed Merger may have a material effect on DPL’s future financial results.

Under U.S. GAAP, pursuant to FASC No. 805 and Staff Accounting Bulletin Topic 5.J “New Basis of Accounting Required in Certain Circumstances”, when an acquisition results in an entity becoming substantially wholly owned, push-down accounting is applied in the acquired entity’s separate financial statements.  Push-down accounting requires that the fair value adjustments and goodwill or negative goodwill identified by the acquiring entity be pushed down and reflected in the financial statements of the acquired entity.  As a result, following the consummation of the Proposed Merger and the completion by AES of its purchase price allocation, the cost basis of certain of DPL’s assets and liabilities may be adjusted and any resulting goodwill or negative goodwill may be allocated and pushed down to DPL.  Although we believe that AES is still in the preliminary stages of determining the adjustments, which will be based on preliminary purchase price allocations and preliminary valuations of DPL’s assets and liabilities (which will be subject to change within the applicable measurement period), these adjustments could have a material effect on DPL’s future financial condition and results of operations, including but not limited to increased depreciation, amortization, impairment and other non-cash charges.  As a result, DPL’s actual future results may not be comparable with results in prior periods.

Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows.

From time to time we rely on access to the credit and capital markets to fund certain of our operational and capital costs.  These capital and credit markets have experienced extreme volatility and disruption and the ability of corporations to obtain funds through the issuance of debt or equity has been negatively impacted.  Disruptions in the credit and capital markets make it harder and more expensive to obtain funding for our business.  Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments.  Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows.  If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability.  DP&L has variable rate debt that bears interest based on a prevailing rate that is reset weekly based on a market index that can be affected by market demand, supply, market interest rates and other market conditions.  We also currently maintain both cash on deposit and investments in cash equivalents that could be adversely affected by interest rate fluctuations.  In addition, select debt of DPL and DP&L is currently rated investment grade by various rating agencies.  DPL expects to assume additional significant debt upon consummation of the Proposed Merger involving The AES Corporation.  In light of this expected assumption of debt, one of the major rating agencies has downgraded our debt.  In addition, all three major credit rating agencies have reduced their outlook from stable to negative and have indicated that they will downgrade DPL’s debt to below investment grade upon the expected assumption of additional debt by DPL in connection with the consummation of the Proposed Merger.  If the credit rating agencies were to rate DPL and DP&L below investment grade, we would likely be required to pay a higher interest rate under certain existing and future financings and our potential pool of investors and funding sources would likely decrease.  Our credit ratings also govern the collateral provisions of certain of our contracts, and a below investment grade credit rating could require us to provide other credit assurances under these contracts.  These events would likely reduce our liquidity and profitability and could have a material adverse effect on our results of operations, financial condition and cash flows.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Removed and Reserved

Item 5 — Other Information

None

Item 6 — Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X		2(a)	Agreement and Plan of Merger, dated as of April 19, 2011, by and among DPL Inc., The AES Corporation and Dolphin Sub, Inc.	Exhibit 2.1 to Report on Form 8-K filed April 20, 2011 (File No. 1-9052)

X	X	10(a)

Limited Consent and Waiver, dated as of May 24, 2011, to the Credit Agreement, dated as of April 20, 2010, among The Dayton Power and Light Company, Bank of America, N.A., as Administrative Agent and an L/C Issuer, and the lender parties

Exhibit 10.1 to Report on Form 8-K filed May 31, 2011 (File No. 1-2385)

X	X	10(b)*	Retention Agreement, dated May 25, 2011, by and between DPL Inc. and The Dayton Power and Light Company and Craig L. Jackson	Filed herewith as Exhibit 10(b)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH

X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL

X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF

X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB

X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	July 28, 2011	/s/ Paul M. Barbas
Paul M. Barbas
President and Chief Executive Officer
(principal executive officer)

	July 28, 2011	/s/ Frederick J. Boyle
Frederick J. Boyle
Senior Vice President, and Chief Financial Officer
(principal financial officer)

	July 28, 2011	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President, Controller and Chief Accounting Officer
(principal accounting officer)