Form 10-Q
period 2011-09-30
DAYTON POWER & LIGHT CO; DPL INC
filed 2011-10-27
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

	Large			Smaller
	accelerated	Accelerated	Non-accelerated	reporting
	filer	filer	filer	company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

As of October 24, 2011, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	117,729,995

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

This combined Form 10-Q is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DPL Inc. and The Dayton Power and Light Company

Other

Signatures	114

Certifications	115

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-Q:

Abbreviation or Acronym	Definition

AMI	Advanced Metering Infrastructure

AOCI	Accumulated Other Comprehensive Income

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update

BTU	British Thermal Units

CFTC	Commodity Futures Trading Commission

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CSAPR	Cross-State Air Pollution Rule

CSP	Columbus Southern Power, a subsidiary of AEP

CO2	Carbon Dioxide

CCEM	Customer Conservation and Energy Management

CRES	Competitive Retail Electric Service

DPL	DPL Inc., the parent company

DPLE	DPL Energy, LLC, a wholly-owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales

DPLER	DPL Energy Resources, Inc., a wholly-owned subsidiary of DPL that sells retail electric energy and other energy services

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

ESOP	Employee Stock Ownership Plan

ESP	Electric Security Plans, filed with the PUCO pursuant to Ohio law

FASB	Financial Accounting Standards Board

FASC	FASB Accounting Standards Codification

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

IFRS	International Financial Reporting Standards

kWh	Kilowatt hours

GLOSSARY OF TERMS (cont.)

Abbreviation or Acronym	Definition

LOC	Letter of Credit

MC Squared	MC Squared Energy Services, LLC, a wholly-owned retail electricity supplier of DPLER that was purchased on February 28, 2011

Merger Agreement

The Agreement and Plan of Merger dated April 19, 2011 among DPL and, The AES Corporation, a Delaware corporation (“AES”) and Dolphin Sub, Inc., a wholly-owned subsidiary of AES, whereby AES will acquire DPL for $30 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of debt. Upon closing, DPL will become a wholly-owned subsidiary of AES

MRO	Market Rate Option

MTM	Mark-to-Market

MVIC	Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries

MWh	Megawatt hours

NERC	North American Electric Reliability Corporation

NOV	Notice of Violation

NOx	Nitrogen Oxide

NYMEX	New York Mercantile Exchange

OAQDA	Ohio Air Quality Development Authority

OCC	Office of the Ohio Consumers’ Counsel

ODT	Ohio Department of Taxation

Ohio EPA	Ohio Environmental Protection Agency

OTC	Over-The-Counter

OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest

PJM	PJM Interconnection, L.L.C., a regional transmission organization

Proposed Merger	The proposed merger involving DPL and AES as contemplated by the Merger Agreement

PRP	Potentially Responsible Party

PUCO	Public Utilities Commission of Ohio

RSU	Restricted Stock Units

RTO	Regional Transmission Organization

RPM	Reliability Pricing Model

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

SCR	Selective Catalytic Reduction

GLOSSARY OF TERMS (cont.)

Abbreviation or Acronym	Definition

SEC	Securities and Exchange Commission

SECA	Seams Elimination Charge Adjustment

SERP	Supplemental Executive Retirement Plan

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur Dioxide

SSO	Standard Service Offer which represents the regulated rates, authorized by the PUCO, charged to retail customers within DP&L’s service territory

TCRR	Transmission Cost Recovery Rider

USEPA	U.S. Environmental Protection Agency

USF	Universal Service Fund

VRDN	Variable Rate Demand Note

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

Part 1 – Financial Information

This report includes the combined filing of DPL and DP&L.  DP&L is the principal subsidiary of DPL providing approximately 90% of DPL’s total consolidated gross margin and approximately 93% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the section.

Item 1 – Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions except per share amounts	2011	2010	2011	2010

Revenues	$511.8	$516.9	$1,451.4	$1,413.6

Cost of revenues:
Fuel	129.0	104.3	320.9	297.1
Purchased power	108.3	119.0	342.7	282.7
Total cost of revenues	237.3	223.3	663.6	579.8

Gross margin	274.5	293.6	787.8	833.8

Operating expenses:
Operation and maintenance	92.0	84.2	298.2	252.3
Depreciation and amortization	35.8	32.2	106.0	105.3
General taxes	33.8	32.6	104.1	96.3
Total operating expenses	161.6	149.0	508.3	453.9

Operating income	112.9	144.6	279.5	379.9

Other income / (expense), net:
Investment income	0.1	0.3	0.3	0.6
Interest expense	(16.8)	(17.6)	(51.3)	(53.0)
Charge for early redemption of debt	—	—	(15.3)	—
Other expense	(0.5)	(0.5)	(1.2)	(1.8)
Total other income / (expense), net	(17.2)	(17.8)	(67.5)	(54.2)

Earnings before income tax	95.7	126.8	212.0	325.7

Income tax expense	28.6	40.4	69.7	106.9

Net income	$67.1	$86.4	$142.3	$218.8

Average number of common shares outstanding (millions):
Basic	115.0	115.8	114.4	115.7
Diluted	115.5	116.3	115.0	116.2

Earnings per share of common stock:
Basic	$0.58	$0.75	$1.24	$1.89
Diluted	$0.58	$0.74	$1.24	$1.88

Dividends paid per share of common stock	$0.3325	$0.3025	$0.9975	$0.9075

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
$ in millions	2011	2010
Cash flows from operating activities:
Net income	$142.3	$218.8
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	106.0	105.3
Deferred income taxes	70.5	38.7
Unamortized investment tax credit	(2.1)	(2.1)
Charge for early redemption of debt	15.3	—
Changes in certain assets and liabilities:
Accounts receivable	21.1	7.9
Inventories	(11.5)	10.6
Prepaid taxes	(27.0)	(0.9)
Taxes applicable to subsequent years	47.7	44.2
Deferred regulatory costs, net	7.9	7.0
Accounts payable	(13.4)	(4.7)
Accrued taxes payable	(58.2)	(58.1)
Accrued interest payable	(3.1)	(5.6)
Pension, retiree and other benefits	(31.7)	(54.6)
Insurance and claims costs	4.1	(0.3)
Other	(3.1)	25.4
Net cash provided by operating activities	264.8	331.6

Cash flows from investing activities:
Capital expenditures	(141.3)	(113.7)
Purchase of MC Squared	(8.3)	—
Purchases of short-term investments and securities	(1.7)	(62.7)
Sales of short-term investments and securities	70.9	14.4
Other	1.5	1.7
Net cash used for investing activities	(78.9)	(160.3)

Cash flows from financing activities:
Dividends paid on common stock	(113.8)	(104.8)
Early redemption of Capital Trust II debt	(122.0)	—
Premium paid for early redemption of debt	(12.2)	—
Payment of MC Squared debt	(13.5)	—
Payment of long-term debt	(297.4)	—
Issuance of long-term debt	300.0	—
Withdrawals from revolving credit facilities	50.0	—
Repayments of borrowings from revolving credit facilities	(50.0)	—
Repurchase of DPL common stock	—	(3.9)
Exercise of stock options	1.6	1.4
Exercise of warrants	14.7	—
Tax impact related to exercise of stock options	0.3	0.2
Net cash used for financing activities	(242.3)	(107.1)

Cash and cash equivalents:
Net change	(56.4)	64.2
Balance at beginning of period	124.0	74.9
Cash and cash equivalents at end of period	$67.6	$139.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$49.4	$59.6
Income taxes paid, net	$25.5	$60.8
Non-cash financing and investing activities:
Accruals for capital expenditures	$14.8	$14.1
Long-term liability incurred for purchase of assets	$18.7	$—

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
$ in millions	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$67.6	$124.0
Short-term investments	—	69.3
Accounts receivable, net (Note 2)	203.2	215.5
Inventories (Note 2)	126.8	115.3
Taxes applicable to subsequent years	15.9	63.7
Other prepayments and current assets	68.6	40.6
Total current assets	482.1	628.4

Property, plant and equipment:
Property, plant and equipment	5,508.3	5,353.6
Less: Accumulated depreciation and amortization	(2,652.7)	(2,555.2)
	2,855.6	2,798.4

Construction work in process	118.6	119.7
Total net property, plant and equipment	2,974.2	2,918.1

Other noncurrent assets:
Regulatory assets (Note 3)	178.2	189.0
Other deferred assets	42.0	77.8
Total other noncurrent assets	220.2	266.8

Total Assets	$3,676.5	$3,813.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

			At	At
			September 30,	December 31,
$ in millions			2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)			$0.4	$297.5
Accounts payable			82.2	98.7
Accrued taxes			72.4	68.1
Accrued interest			15.6	18.4
Customer security deposits			16.9	18.7
Other current liabilities			37.0	40.9
Total current liabilities			224.5	542.3

Noncurrent liabilities:
Long-term debt (Note 5)			1,223.6	1,026.6
Deferred taxes (Note 6)			670.0	625.4
Regulatory liabilities (Note 3)			133.1	124.0
Pension, retiree and other benefits			25.9	64.9
Unamortized investment tax credit			30.3	32.4
Insurance and claims costs			14.1	10.1
Other deferred credits			112.6	146.2
Total noncurrent liabilities			2,209.6	2,029.6

Redeemable preferred stock of subsidiary			22.9	22.9

Commitments and contingencies (Note 14)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:

	September 2011	December 2010
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	117,724,111	116,924,844	1.2	1.2
Warrants			1.6	2.7
Common stock held by employee plans			(7.1)	(12.5)
Accumulated other comprehensive loss			(72.1)	(18.9)
Retained earnings			1,295.9	1,246.0
Total common shareholders’ equity			1,219.5	1,218.5

Total Liabilities and Shareholders’ Equity			$3,676.5	$3,813.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2011	2010	2011	2010

Revenues	$466.8	$487.0	$1,339.2	$1,348.9

Cost of revenues:
Fuel	124.0	97.4	311.7	286.5
Purchased power	95.6	116.4	317.8	279.3
Total cost of revenues	219.6	213.8	629.5	565.8

Gross margin	247.2	273.2	709.7	783.1

Operating expenses:
Operation and maintenance	80.2	78.7	266.7	243.4
Depreciation and amortization	33.8	30.4	100.3	98.4
General taxes	33.2	32.2	97.6	94.0
Total operating expenses	147.2	141.3	464.6	435.8

Operating income	100.0	131.9	245.1	347.3

Other income / (expense), net:
Investment income	0.4	0.4	1.5	1.3
Interest expense	(9.3)	(9.4)	(28.7)	(27.9)
Other expense	(0.4)	(0.3)	(1.2)	(1.4)
Total other income / (expense), net	(9.3)	(9.3)	(28.4)	(28.0)

Earnings before income tax	90.7	122.6	216.7	319.3

Income tax expense	26.8	39.4	69.3	104.6

Net income	63.9	83.2	147.4	214.7

Dividends on preferred stock	0.2	0.2	0.6	0.6

Earnings on common stock	$63.7	$83.0	$146.8	$214.1

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
$ in millions	2011	2010
Cash flows from operating activities:
Net income	$147.4	$214.7
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	100.3	98.4
Deferred income taxes	56.1	36.9
Unamortized investment tax credit	(2.1)	(2.1)
Changes in certain assets and liabilities:
Accounts receivable	26.4	27.5
Inventories	(11.5)	10.3
Prepaid taxes	(11.5)	(0.9)
Taxes applicable to subsequent years	47.1	44.0
Deferred regulatory costs, net	7.9	7.0
Accounts payable	(14.9)	(6.1)
Accrued taxes payable	(58.5)	(55.6)
Accrued interest payable	7.4	2.2
Pension, retiree and other benefits	(31.7)	(54.6)
Other	24.4	16.3
Net cash provided by operating activities	286.8	338.0

Cash flows from investing activities:
Capital expenditures	(139.9)	(112.3)
Other	1.4	1.7
Net cash used for investing activities	(138.5)	(110.6)

Cash flows from financing activities:
Dividends paid on common stock to parent	(180.0)	(150.0)
Dividends paid on preferred stock	(0.6)	(0.6)
Withdrawals from revolving credit facilities	50.0	—
Repayments of borrowings from revolving credit facilities	(50.0)	—
Net cash used for financing activities	(180.6)	(150.6)

Cash and cash equivalents:
Net change	(32.3)	76.8
Balance at beginning of period	54.0	57.1
Cash and cash equivalents at end of period	$21.7	$133.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$22.2	$27.6
Income taxes paid, net	$13.9	$60.7
Non-cash financing and investing activities:
Accruals for capital expenditures	$14.8	$14.1
Long-term liability incurred for the purchase of assets	$18.7	$—

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	September 30,	December 31,
$ in millions	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$21.7	$54.0
Accounts receivable, net (Note 2)	152.5	178.0
Inventories (Note 2)	125.6	114.2
Taxes applicable to subsequent years	15.7	62.8
Other prepayments and current assets	45.2	42.7
Total current assets	360.7	451.7

Property, plant and equipment:
Property, plant and equipment	5,243.8	5,093.7
Less: Accumulated depreciation and amortization	(2,545.2)	(2,453.1)
	2,698.6	2,640.6

Construction work in process	118.0	119.6
Total net property, plant and equipment	2,816.6	2,760.2

Other noncurrent assets:
Regulatory assets (Note 3)	178.2	189.0
Other deferred assets	64.2	74.5
Total other noncurrent assets	242.4	263.5

Total Assets	$3,419.7	$3,475.4

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	September 30,	December 31,
$ in millions	2011	2010

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)	$0.4	$0.1
Accounts payable	75.1	95.7
Accrued taxes	70.3	66.6
Accrued interest	15.5	7.7
Customer security deposits	16.9	18.7
Other current liabilities	33.8	33.6
Total current liabilities	212.0	222.4

Noncurrent liabilities:
Long-term debt (Note 5)	903.0	884.0
Deferred taxes (Note 6)	656.4	598.0
Regulatory liabilities (Note 3)	133.1	124.0
Pension, retiree and other benefits	25.9	64.9
Unamortized investment tax credit	30.3	32.4
Other deferred credits	84.4	147.3
Total noncurrent liabilities	1,833.1	1,850.6

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 14)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	782.8	782.4
Accumulated other comprehensive loss	(15.1)	(20.2)
Retained earnings	583.6	616.9
Total common shareholder’s equity	1,351.7	1,379.5

Total Liabilities and Shareholder’s Equity	$3,419.7	$3,475.4

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

DPLER sells competitive retail electric service, under contract, to residential, commercial and industrial customers.  DPLER’s operations include those of its wholly-owned subsidiary, MC Squared, which was purchased on February 28, 2011.  DPLER has approximately 25,000 customers currently located throughout Ohio and Illinois.  DPLER does not have any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.

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

DPL and its subsidiaries employed 1,528 people as of September 30, 2011, of which 1,497 employees were employed by DP&L.  Approximately 53% of all employees are under a collective bargaining agreement which expires on October 31, 2011.  We began negotiations with employees covered under our collective bargaining agreement during the three months ended September 30, 2011 and reached a tentative agreement on October 17, 2011.  See Note 14 of Notes to Condensed Consolidated Financial Statements for more information relating to the collective bargaining agreement.

Financial Statement Presentation

We prepare Condensed Consolidated Financial Statements for DPL.  DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP.

We prepare Condensed Financial Statements for DP&L.  DP&L has undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  These undivided interests in jointly-owned facilities are accounted for on a pro rata basis in DP&L’s Condensed Financial Statements.

Certain immaterial amounts from prior periods have been reclassified to conform to the current reporting presentation.

Deferred SECA revenue of $15.4 million at December 31, 2010 was reclassified from Regulatory liabilities to Other deferred credits.  The balance of deferred SECA revenue at September 30, 2011 and December 31, 2010 was $14.1 million and $15.4 million, respectively.  The FERC-approved SECA billings are unearned revenue where the earnings process is not complete and do not represent a potential overpayment by retail ratepayers or potential refunds of costs that had been previously charged to retail ratepayers through rates.  Therefore, any amounts that are ultimately collected related to these charges would not be a reduction to future rates charged to retail ratepayers and therefore do not meet the criteria for recording as a regulatory liability under GAAP.  Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for more information relating to SECA.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial condition as of September 30, 2011; our results of operations for the three and nine months ended September 30, 2011; and our cash flows for the nine months ended September 30, 2011.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and nine months ended September 30, 2011 may not be indicative of our results that will be realized for the full year ending December 31, 2011.

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

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  Capitalization of AFUDC ceases at either project completion or at the date specified by regulators.  AFUDC capitalized during the three and nine months ended September 30, 2011 and 2010 was not material.

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

At September 30, 2011, neither DPL nor DP&L had any material plant acquisition adjustments or other plant-related adjustments.

Depreciation Study — Change in Estimate

Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life.  For DPL’s generation, transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates.  In July 2010, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances at December 31, 2009, with certain adjustments for subsequent property additions.  The results of the depreciation study concluded that many of DPL’s composite depreciation rates should be reduced due to projected useful asset lives which are longer than those previously estimated.  DPL adjusted the depreciation rates for its non-regulated generation property effective July 1, 2010, resulting in a net reduction of depreciation expense.  For the nine months ended September 30, 2011, the reduction was $4.8 million ($3.1 million, net of tax) and increased diluted EPS by approximately $0.03 per share.  The net reduction in depreciation expense for the twelve months ended September 30, 2011 was $7.2 million ($4.7 million net of tax) or $0.04 per diluted share.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues and general taxes in the accompanying Condensed Statements of Results of Operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2011	2010	2011	2010
State/Local excise taxes	$14.3	$14.6	$39.9	$40.1

Related Party Transactions

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL.  All material intercompany accounts and transactions are eliminated in DPL’s Condensed Consolidated Financial Statements.  The following table provides a summary of these transactions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2011	2010	2011	2010

DP&L Revenues:
Sales to DPLER (a)	$90.2	$75.9	$246.3	$165.9

DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.8)	$(0.8)	$(2.4)	$(2.5)
Expense recoveries for services provided to DPLER (c)	$1.1	$1.6	$2.8	$4.0

(a)       DP&L sells power to DPLER in Ohio to satisfy the electric requirements of its retail customers.  The revenues associated with sales to DPLER are recorded as wholesale sales in DP&L’s Condensed Financial Statements.  The increase in DP&L’s sales to DPLER in Ohio during the three and nine months ended September 30, 2011 compared to the similar periods in 2010 is primarily due to an increase in customers electing to switch their generation service from DP&L to DPLER.  DP&L did not sell any physical power to MC Squared during either of these periods.

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

Recently Issued Accounting Standards

Fair Value Disclosures

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurements” (ASU 2011-04) effective for interim and annual reporting periods beginning after December 15, 2011.  We expect to adopt this ASU on January 1, 2012.  This standard updates FASC Topic 820, “Fair Value Measurements.”  ASU 2011-04 essentially converges US GAAP guidance on fair value with the IFRS guidance.  The ASU requires more disclosures around Level 3 inputs.  It also increases reporting for financial instruments disclosed at fair value but not recorded at fair value and provides clarification of blockage factors and other premiums and discounts.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) effective for interim and annual reporting periods beginning after December 15, 2011.  We expect to adopt this ASU on January 1, 2012.  This standard updates FASC Topic 220, “Comprehensive Income.”  ASU 2011-05 and essentially converges US GAAP guidance on the presentation of comprehensive income with the IFRS guidance.  The ASU requires the presentation of comprehensive income in one continuous financial statement or two separate but consecutive statements.  Any reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the Statement of Comprehensive Income.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Goodwill Impairment

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08) effective for interim and annual reporting periods beginning after December 15, 2011.  We expect to adopt this ASU on January 1, 2012.  This standard updates FASC Topic 350, “Intangibles-Goodwill and Other.”  ASU 2011-08 allows an entity to first test Goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit has been impaired, then the two-step impairment test is not performed.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

2.     Supplemental Financial Information and Comprehensive Income

DPL Inc.

	At	At
	September 30,	December 31,
$ in millions	2011	2010

Accounts receivable, net:
Unbilled revenue	$60.0	$84.5
Customer receivables	124.7	113.9
Amounts due from partners in jointly-owned plants	10.8	7.0
Coal sales	3.8	4.0
Other	5.2	7.0
Provision for uncollectible accounts	(1.3)	(0.9)
Total accounts receivable, net	$203.2	$215.5

Inventories, at average cost:
Fuel, limestone and emission allowances	$80.4	$73.2
Plant materials and supplies	39.7	38.8
Other	6.7	3.3
Total inventories, at average cost	$126.8	$115.3

DP&L

	At	At
	September 30,	December 31,
$ in millions	2011	2010

Accounts receivable, net:
Unbilled revenue	$38.0	$64.3
Customer receivables	97.4	95.6
Amounts due from partners in jointly-owned plants	10.8	7.0
Coal sales	3.8	4.0
Other	3.5	7.9
Provision for uncollectible accounts	(1.0)	(0.8)
Total accounts receivable, net	$152.5	$178.0

Inventories, at average cost:
Fuel, limestone and emission allowances	$80.4	$73.2
Plant materials and supplies	38.5	37.7
Other	6.7	3.3
Total inventories, at average cost	$125.6	$114.2

Supplemental Financial Information and Comprehensive Income (continued)

Comprehensive income for the three months ended September 30, 2011 and 2010 was as follows:

DPL Inc.

	Three Months Ended September 30,
$ in millions	2011	2010
Comprehensive income:
Net income	$67.1	$86.4
Net change in unrealized gains (losses) on financial instruments, net of income tax benefit of $0.2 million and income tax expense of $0.1 million, respectively	(0.3)	0.3
Net change in deferred gains (losses) on cash flow hedges, net of income tax benefit of $24.9 million and $3.6 million, respectively	(46.6)	(9.1)
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax benefit of $0.1 million and income tax expense of $0.4 million, respectively	0.9	0.8
Comprehensive income	$21.1	$78.4

 DP&L

	Three Months Ended September 30,
$ in millions	2011	2010
Comprehensive income:
Net income	$63.9	$83.2
Net change in unrealized gains (losses) on financial instruments, net of income tax benefit of $0.1 million and income tax expense of $1.0 million, respectively	(0.4)	1.8
Net change in deferred gains (losses) on cash flow hedges, net of income tax expense of $0.9 million and $0.2 million, respectively	1.3	(0.2)
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax benefit of $0.1 million and income tax expense of $0.4 million, respectively	1.0	0.8
Comprehensive income	$65.8	$85.6

Comprehensive income for the nine months ended September 30, 2011 and 2010 was as follows:

DPL Inc.

	Nine Months Ended September 30,
$ in millions	2011	2010
Comprehensive income:
Net income	$142.3	$218.8
Net change in unrealized gains (losses) on financial instruments, net of income tax benefit of $0.2 million and income tax expense of $0.1 million, respectively	(0.3)	0.2
Net change in deferred gains (losses) on cash flow hedges, net of income tax benefit of $28.9 million and $6.0 million, respectively	(55.4)	(14.7)
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expense of $0.7 million and $0.3 million, respectively	2.5	3.4
Comprehensive income	$89.1	$207.7

 DP&L

	Nine Months Ended September 30,
$ in millions	2011	2010
Comprehensive income:
Net income	$147.4	$214.7
Net change in unrealized gains (losses) on financial instruments, net of income tax expense of $1.3 million and income tax benefit of $0.5 million, respectively	2.3	(0.9)
Net change in deferred gains (losses) on cash flow hedges, net of income tax expense of $1.1 million and $1.0 million, respectively	0.2	(0.1)
Net change in unrealized gains (losses) on pension and postretirement benefits, net of income tax expense of $0.7 million and $0.3 million, respectively	2.6	3.4
Comprehensive income	$152.5	$217.1

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

Economic Development Contract

On March 4, 2011, DP&L applied for approval from the PUCO of an arrangement entered into with DPL’s largest customer.  Under the terms of this arrangement, all of the retail electric energy services of this customer will be provided by DP&L through December 31, 2011.  Subject to certain terms and conditions, this arrangement may be extended beyond December 31, 2011; however, its total duration is not to exceed 42 months.  This arrangement was approved by the PUCO on June 8, 2011 and became effective in July 2011.  On October 26, 2011, the PUCO approved our Economic Development Rider, as filed, which is designed to recover costs associated with this and other economic development contracts and programs.

Regulatory assets and liabilities on the condensed consolidated balance sheets include:

REGULATORY MATTERS

			At	At
	Type of	Amortization	September 30,	December 31,
$ in millions	Recovery (a)	Through	2011	2010
Regulatory Assets:
Deferred recoverable income taxes	B/C	Ongoing	$26.6	$29.9
Pension benefits	C	Ongoing	76.6	81.1
Unamortized loss on reacquired debt	C	Ongoing	13.3	14.3
Regional transmission organization costs	D	2014	4.4	5.5
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	7.7	11.8
Deferred storm costs - 2008	D		17.7	16.9
Power plant emission fees	C	Ongoing	7.1	6.6
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	8.0	4.8
Other costs			10.2	11.5
Total regulatory assets			$178.2	$189.0

Regulatory Liabilities:
Estimated costs of removal - regulated property			$111.7	$107.9
Postretirement benefits			5.4	6.1
Fuel and purchased power recovery costs	C	Ongoing	16.0	10.0
Total regulatory liabilities			$133.1	$124.0

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  DP&L recently underwent an audit of its fuel and purchased power recovery rider but there is some uncertainty as to the costs that will be recovered from or returned to customers.  Independent third parties conducted the fuel audit in accordance with PUCO standards.  On October 6, 2011, DP&L and all of the active participants in this proceeding reached a Stipulation and Recommendation that resolves the majority of the issues raised by the auditor.  On October 19, 2011, we had a hearing on this case.  Although the Stipulation and Recommendation was uncontested, the PUCO may approve, disapprove, or modify the stipulation.  DP&L expects to record a favorable or unfavorable adjustment to earnings after the final order is received.

4.  Ownership of Coal-fired Facilities

DP&L with certain other Ohio utilities has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of September 30, 2011, we had $42 million of construction work in process at such facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets.

DP&L’s undivided ownership interest in such facilities as well as our wholly-owned coal fired Hutchings plant at September 30, 2011, is as follows:

	DP&L Share		DP&L Investment
						SCR and FGD
						Equipment
		Summer			Construction	Installed
		Production	Gross Plant	Accumulated	Work in	and In
	Ownership	Capacity	In Service	Depreciation	Process	Service
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)	(Yes/No)
Production Units:
Beckjord Unit 6	50.0	207	$76	$57	$—	No
Conesville Unit 4	16.5	129	119	31	5	Yes
East Bend Station	31.0	186	201	132	—	Yes
Killen Station	67.0	402	617	298	2	Yes
Miami Fort Units 7 and 8	36.0	368	366	137	2	Yes
Stuart Station	35.0	808	719	275	15	Yes
Zimmer Station	28.1	365	1,060	624	18	Yes
Transmission (at varying percentages)		—	91	57	—
Total		2,465	$3,249	$1,611	$42

Wholly-owned production unit:
Hutchings Station	100.0	390	$124	$114	$1	No

On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly-owned Unit 6, in December 2014.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.  We are considering options for Hutchings Station, but have not yet made a final decision.  We do not believe that any accruals or impairment charges are needed related to the Hutchings Station.

5.   Debt Obligations

Long-term Debt

	At	At
	September 30,	December 31,
$ in millions	2011	2010
DP&L
First mortgage bonds maturing in October 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing in January 2028 - 4.70%	35.3	35.3
Pollution control series maturing in January 2034 - 4.80%	179.1	179.1
Pollution control series maturing in September 2036 - 4.80%	100.0	100.0
Pollution control series maturing in November 2040 - variable rates: 0.06% - 0.29% and 0.16% - 0.36% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.20%	18.5	—
	902.9	884.4

Obligation for capital lease	0.5	0.1
Unamortized debt discount	(0.4)	(0.5)
Total long-term debt - DP&L	$903.0	$884.0

DPL
Bank Term Loan - variable rates: 1.48% - 1.49% (b)	300.0	—
Note to DPL Capital Trust II maturing in September 2031 - 8.125%	20.6	142.6
Total long-term debt - DPL	$1,223.6	$1,026.6

Current portion - Long-term Debt

	At	At
	September 30,	December 31,
$ in millions	2011	2010
DP&L
U.S. Government note maturing in February 2061 - 4.20%	$0.1	$—
Obligation for capital lease	0.3	0.1
Total current portion - long-term debt - DP&L	$0.4	$0.1

DPL
Senior notes maturing in September 2011 - 6.875%	—	297.4
Total current portion - long-term debt - DPL	$0.4	$297.5

(a)	Range of interest rates for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010, respectively.

(b)	Range of interest rates since the loan was drawn in August 2011.

At September 30, 2011, maturities of long-term debt, including capital lease obligations and excluding the unamortized debt discount, are summarized as follows:

$ in millions	DPL	DP&L
Due within one year	$0.4	$0.4
Due within two years	0.4	0.4
Due within three years	770.3	470.3
Due within four years	0.1	0.1
Due within five years	0.1	0.1
Thereafter	453.1	432.5
	$1,224.4	$903.8

In connection with the closing of the Proposed Merger (see Note 16 of Notes to Condensed Consolidated Financial Statements), DPL expects to assume $1.25 billion of debt that Dolphin Subsidiary II, Inc., a subsidiary of AES,  issued on October 3, 2011 to finance a portion of the acquisition.  The $1.25 billion was issued in two tranches. The first tranche was $450 million of five year senior unsecured notes issued at 6.50% maturing on October 15, 2016.  The second tranche was $800 million of ten year senior unsecured notes issued at 7.25% maturing on October 15, 2021.  As a result of this expected additional indebtedness, in April 2011, DPL and DP&L were downgraded by one of the major credit rating agencies.  All three of the major credit rating agencies reduced their outlook from stable to negative and indicated they may reduce DPL’s ratings to below investment grade upon assumption by DPL of the additional debt in connection with the Proposed Merger discussed in Note 16 of Notes to Condensed Consolidated Financial Statements.

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement.  This agreement was terminated by DP&L on August 29, 2011.

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby LOC issued by JPMorgan Chase Bank, N.A.  This LOC facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  The fees associated with this facility have increased as a result of the changes to our credit ratings that occurred in April 2011.  Fees associated with this credit facility were not material during the three and nine months ended September 30, 2011, respectively.  DP&L and JPMorgan have entered into a Limited Consent and Waiver which provides for a waiver of any event of default under the LOC Agreement that would otherwise result from the closing of the Proposed Merger.

On April 21, 2009, DP&L entered into a $100 million unsecured revolving credit agreement with a syndicated bank group.  The agreement was for a 364-day term and expired on April 20, 2010.

On April 20, 2010, DP&L entered into a $200 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50 million. DP&L had no outstanding borrowings under this credit facility at September 30, 2011.  Fees associated with this credit facility were not material during the three and nine months ended September 30, 2011.  The fees and interest rate associated with this facility have increased as a result of the changes to our credit ratings that occurred in April 2011.  This facility also contains a $50 million letter of credit sublimit.  As of September 30, 2011, DP&L had no outstanding letters of credit against the facility.  DP&L, Bank of America and the Lenders have entered into a Limited Consent and Waiver which provides for a waiver of any event of default under the Credit Agreement that would otherwise result from the closing of the Proposed Merger.

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

On August 24, 2011, DP&L entered into a $200 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50 million.  DP&L had no outstanding borrowings under this credit facility at September 30, 2011.  Fees associated with this credit facility were not material during the three and nine months ended September 30, 2011.  This facility also contains a $50 million letter of credit sublimit.  As of September 30, 2011, DP&L had no outstanding letters of credit against the facility.

On August 24, 2011, DPL entered into a $125 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.  DPL had no outstanding borrowings under this credit facility at September 30, 2011.  Fees associated with this credit facility were not material during the three and nine months ended September 30, 2011.  This facility may also be used to issue letters of credit up to the $125 million limit.  As of September 30, 2011, DPL had no outstanding letters of credit against the facility.

On August 24, 2011, DPL entered into a $425 million unsecured term loan agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.  DPL has borrowed $300 million of the $425 million available under the facility at September 30, 2011.  Fees associated with this term loan were not material during the three and nine months ended September 30, 2011.

On September 1, 2011 DPL retired $297.4 million of 6.875% senior unsecured notes.  DPL used the proceeds from a $300 million drawdown of the $425 million unsecured term loan to redeem these maturing bonds.

Refer to Note 16 of the Condensed Consolidated Financial Statements for additional information on the Proposed Merger with AES and refinancing related to DPL’s existing credit facilities.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.

6.   Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

DPL	29.8%	31.9%	32.9%	32.8%

DP&L	29.6%	32.1%	32.0%	32.8%

Income tax expenses for the three and nine months ended September 30, 2011 and 2010 were calculated using the estimated annual effective income tax rates for 2011 and 2010 and reflect estimated annual effective income tax rates of 33.2% and 32.6%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates recognized.

For the three and nine months ended September 30, 2011, DPL’s current period effective tax rate is less than the estimated annual effective tax rate due to certain current period tax adjustments including a revision to the estimated annual effective tax rate. These current period adjustments resulted in DPL’s tax expense being reduced by $2.6 million and $0.7 million for the three and nine months ended September 30, 2011, respectively.  The current period adjustments are primarily due to the effect of estimate-to-actual income tax provision adjustments related to the Internal Revenue Code Section 199 Domestic Production Deduction, ESOP related deductions and flow-through related deductions.  For the nine months ended September 30, 2011, the reductions to the current period effective tax rate are partially offset by increased state income tax expense of $2.0 million recorded as a result of the acquisition of MC Suared.

For the three and nine months ended September 30, 2011, DP&L’s current period effective tax rate is less than the estimated annual effective tax rate due to certain current period tax adjustments including a revision to the estimated annual effective tax rate.  These current period adjustments resulted in DP&L’s tax expense being reduced by $2.6 million and $2.2 million for the three and nine months ended September 30, 2011, respectively.  The current period adjustments are primarily due to the effect of estimate-to-actual income tax provision adjustments related to the Section 199 Domestic Production Deduction, ESOP related deductions and flow-through related deductions.

For the nine months ended September 30, 2011, the increase in DPL’s current period effective tax rate compared to the same period in 2010 reflects the estimate-to-actual income tax provision adjustments which are more than offset by decreased benefits from the Section 199 Domestic Production Deduction due to the election of bonus depreciation and increased state income tax expense due to the acquisition of MC Squared.  The decrease in DP&L’s current period effective tax rate primarily reflects the estimate-to-actual income tax provision adjustments offset by decreased benefits from the Section 199 Domestic Production Deduction.

Deferred tax liabilities for both DPL and DP&L increased by approximately $38.8 million and $56.0 million, respectively, during the nine months ended September 30, 2011.  These increases were related to depreciation, a pension contribution, financial transaction losses and other temporary differences arising from routine changes in balance sheet accounts giving rise to deferred taxes.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010, continuing through the current quarter.  We do not expect the results of this examination to have a material impact on our financial statements.

As of September 30, 2011, DPL has incurred approximately $8.9 million in certain costs that are directly associated with the Proposed Merger, which may be deemed as non-deductible, resulting in approximately $3.1 million of additional tax expense for the period in which the transaction occurs.

7.     Pension and Postretirement Benefits

DPL sponsors a defined benefit pension plan for the vast majority of its employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees (management employees), the defined benefit pension plan is based primarily on compensation and years of service.  As of December 31, 2010, this existing pension plan was closed to new management employees.  A participant is 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability.  If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination.

Almost all management employees beginning employment on or after January 1, 2011 will be enrolled in a cash balance defined benefit plan.  Similar to the predecessor pension plan for management employees, the cash balance benefits are based on compensation and years of service.  A participant shall become 100% vested in all amounts credited to his or her account upon the completion of three vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan or the participant’s death or disability.  If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination.  Vested benefits in the cash balance plan are fully portable upon termination of employment.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make discretionary contributions from time to time.  DP&L made discretionary contributions of $40.0 million and $40.0 million to the defined benefit plan during the nine months ended September 30, 2011 and 2010, respectively.

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

DP&L sponsors a SERP providing supplemental pension benefits to a limited number of participants.  Benefits under this SERP have been frozen and no additional benefits can be earned.

The amounts presented in the following tables for pension include both the defined benefit pension/cash balance plans and the SERP in the aggregate, and the amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the three months ended September 30, 2011 and 2010 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
$ in millions	2011	2010	2011	2010
Service cost	$0.8	$1.0	$—	$0.1
Interest cost	4.1	4.5	0.2	0.3
Expected return on assets (a)	(6.2)	(5.6)	(0.1)	—
Amortization of unrecognized:
Actuarial (gain) / loss	1.7	2.0	(0.5)	(0.2)
Prior service cost	0.5	0.9	0.1	—
Net periodic benefit cost / (income) before adjustments	$0.9	$2.8	$(0.3)	$0.2

(a)       For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets for the 2011 net periodic benefit cost was approximately $317 million.

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the nine months ended September 30, 2011 and 2010 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
$ in millions	2011	2010	2011	2010
Service cost	$3.7	$3.2	$0.1	$0.1
Interest cost	12.7	13.5	0.7	1.0
Expected return on assets (a)	(18.4)	(16.8)	(0.2)	(0.2)
Amortization of unrecognized:
Actuarial (gain) / loss	6.2	5.6	(0.9)	(0.6)
Prior service cost	1.6	2.8	0.1	0.1
Net periodic benefit cost / (income) before adjustments	$5.8	$8.3	$(0.2)	$0.4

(a)       For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets for the 2011 net periodic benefit cost was approximately $317 million.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments, Net of Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2011	$5.3	$0.6
2012	$23.1	$2.4
2013	$23.1	$2.4
2014	$23.6	$2.3
2015	$24.0	$2.1
2016 - 2020	$122.9	$8.8

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The fair value of our financial instruments represents estimates of possible value that may not be realized in the future. The table below presents the fair value and cost of our non-derivative instruments at September 30, 2011 and December 31, 2010. See also Note 9 of Notes to Condensed Consolidated Financial Statements for the fair values of our derivative instruments.

	At September 30,		At December 31,
	2011		2010
$ in millions	Cost	Fair Value	Cost	Fair Value
DPL
Assets
Money Market Funds	$0.2	$0.2	$1.6	$1.6
Equity Securities	3.9	4.0	3.8	4.4
Debt Securities	5.1	5.6	5.2	5.5
Multi-Strategy Fund	0.3	0.2	0.3	0.3
Total Master Trust Assets	$9.5	$10.0	$10.9	$11.8

Short-term Investments - VRDNs	$—	$—	$54.2	$54.2
Short-term Investments - Bonds	—	—	15.1	15.1
Total Short-term Investments	$—	$—	$69.3	$69.3

Total Assets	$9.5	$10.0	$80.2	$81.1

Liabilities
Debt	$1,224.0	$1,204.6	$1,324.1	$1,307.5

DP&L
Assets
Money Market Funds	$0.2	$0.2	$1.6	$1.6
Equity Securities (a)	17.3	33.5	17.5	30.2
Debt Securities	5.1	5.6	5.2	5.5
Multi-Strategy Fund	0.3	0.2	0.3	0.3
Total Master Trust Assets	$22.9	$39.5	$24.6	$37.6

Liabilities
Debt	$903.4	$884.2	$884.1	$850.6

(a) DPL stock held in the DP&L Master Trust is eliminated in consolidation.

Debt

Debt is shown at fair value based on current public market prices for disclosure purposes only.  Unrealized gains or losses are not recognized in the Condensed Consolidated Financial Statements as debt is presented at amortized cost in the Condensed Consolidated Financial Statements.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2011 to 2061.

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

DPL had $0.5 million ($0.3 million after tax) in unrealized gains and $0.1 million ($0.1 million after tax) in unrealized losses on the Master Trust assets in AOCI at September 30, 2011 and $0.9 million ($0.6 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2010.

DP&L had $16.6 million ($10.8 million after tax) in unrealized gains and $0.1 million ($0.1 million after tax) in unrealized losses on the Master Trust assets in AOCI at September 30, 2011 and $13.0 million ($8.5 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2010.

Approximately $0.4 million in unrealized gains are expected to be transferred to earnings in the next twelve months.

Short-Term Investments

DPL from time to time utilizes VRDNs as part of its short-term investment strategy.  The VRDNs are of high credit quality and are secured by irrevocable letters of credit from major financial institutions.  VRDN investments have variable rates tied to short-term interest rates.  Interest rates are reset every seven days and these VRDNs can be tendered for sale back to the financial institution upon notice.  Although DPL’s VRDN investments have original maturities over one year, they are frequently re-priced and trade at par.  We account for these VRDNs as available-for-sale securities and record them as short-term investments at fair value, which approximates cost, since they are highly liquid and are readily available to support DPL’s current operating needs.

DPL also from time to time utilizes investment-grade fixed income corporate securities in its short-term investment portfolio.  These securities are accounted for as held-to-maturity investments.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of September 30, 2011 and December 31, 2010.  These assets are part of the Master Trust and exclude DPL common stock which is valued using quoted market prices and not the NAV.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of September 30, 2011, DPL did not have any investments for sale at a price different than the NAV per unit.

Fair Value Estimated using Net Asset Value per Unit

$ in millions	Fair Value at September 30, 2011	Fair Value at December 31, 2010	Unfunded Commitments	Redemption Frequency
Money Market Fund (a)	$0.2	$1.6	$—	Immediate

Equity Securities (b)	4.0	4.4	—	Immediate

Debt Securities (c)	5.6	5.5	—	Immediate

Multi-Strategy Fund (d)	0.2	0.3	—	Immediate

Total	$10.0	$11.8	$—

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2011.

The fair value of assets and liabilities at September 30, 2011 and December 31, 2010 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

DPL

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Valueon
$ in millions	Fair Value at September 30, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at September 30, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities	4.0	—	4.0	—	—	4.0
Debt Securities	5.6	—	5.6	—	—	5.6
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	$10.0	$—	$10.0	$—	$—	$10.0

Derivative Assets
FTRs	$0.1	$—	$0.1	$—	$—	$0.1
Heating Oil Futures	1.7	1.7	—	—	(1.7)	—
Forward NYMEX Coal Contracts	2.3	—	2.3	—	(1.2)	1.1
Forward Power Contracts	12.8	—	12.8	—	(2.0)	10.8
Total Derivative Assets	$16.9	$1.7	$15.2	$—	$(4.9)	$12.0

Short-term Investments - Bonds	—	—	—	—	—	—
Total Short-term Investments	$—	$—	$—	$—	$—	$—

Total Assets	$26.9	$1.7	$25.2	$—	$(4.9)	$22.0

Liabilities
Derivative Liabilities
Interest Rate Hedges	$28.5	$—	$28.5	$—	$—	$28.5
Forward NYMEX Coal Contracts	6.3	—	6.3	—	(6.3)	—
Forward Power Contracts	6.6	—	6.6	—	(2.6)	4.0
Total Derivative Liabilities	$41.4	$—	$41.4	$—	$(8.9)	$32.5

Total Liabilities	$41.4	$—	$41.4	$—	$(8.9)	$32.5

*Includes credit valuation adjustments for counterparty risk.

DPL

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2010*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at December 31, 2010
Assets
Master Trust Assets
Money Market Funds	$1.6	$—	$1.6	$—	$—	$1.6
Equity Securities	4.4	—	4.4	—	—	4.4
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$11.8	$—	$11.8	$—	$—	$11.8

Derivative Assets
FTRs	$0.3	$—	$0.3	$—	$—	$0.3
Heating Oil Futures	1.6	1.6	—	—	(1.6)	—
Interest Rate Hedge	20.7	—	20.7	—	—	20.7
Forward NYMEX Coal Contracts	37.5	—	37.5	—	(21.9)	15.6
Forward Power Contracts	0.2	—	0.2	—	(0.2)	—
Total Derivative Assets	$60.3	$1.6	$58.7	$—	$(23.7)	$36.6

Short-term Investments - VRDNs	$54.2	$—	$54.2	$—	$—	$54.2
Short-term Investments - Bonds	15.1	—	15.1	—	—	15.1
Total Short-term Investments	$69.3	$—	$69.3	$—	$—	$69.3

Total Assets	$141.4	$1.6	$139.8	$—	$(23.7)	$117.7

Liabilities
Derivative Liabilities
Interest Rate Hedges	$6.6	$—	$6.6	$—	$—	$6.6
Forward Power Contracts	3.1	—	3.1	—	(1.1)	2.0
Total Derivative Liabilities	$9.7	$—	$9.7	$—	$(1.1)	$8.6

Total Liabilities	$9.7	$—	$9.7	$—	$(1.1)	$8.6

*Includes credit valuation adjustments for counterparty risk.

The fair value of assets and liabilities at September 30, 2011 and December 31, 2010 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

DP&L

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at September 30, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at September 30, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities (a)	33.5	29.5	4.0	—	—	33.5
Debt Securities	5.6	—	5.6	—	—	5.6
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	$39.5	$29.5	$10.0	$—	$—	$39.5

Derivative Assets
FTRs	$0.1	$—	$0.1	$—	$—	$0.1
Heating Oil Futures	1.7	1.7	—	—	(1.7)	—
Forward NYMEX Coal Contracts	2.3	—	2.3	—	(1.2)	1.1
Forward Power Contracts	3.2	—	3.2	—	(2.4)	0.8
Total Derivative Assets	$7.3	$1.7	$5.6	$—	$(5.3)	$2.0

Total Assets	$46.8	$31.2	$15.6	$—	$(5.3)	$41.5

Liabilities
Derivative Liabilities
Forward NYMEX Coal Contracts	$6.3	$—	$6.3	$—	$(6.3)	$—
Forward Power Contracts	2.8	—	2.8	—	(1.4)	1.4
Total Derivative Liabilities	$9.1	$—	$9.1	$—	$(7.7)	$1.4

Total Liabilities	$9.1	$—	$9.1	$—	$(7.7)	$1.4

*Includes credit valuation adjustments for counterparty risk.

(a)  DPL stock in the Master Trust is eliminated in consolidation.

DP&L

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2010	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at December 31, 2010
Assets
Master Trust Assets
Money Market Funds	$1.6	$—	$1.6	$—	$—	$1.6
Equity Securities (a)	30.2	25.8	4.4	—	—	30.2
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	$37.6	$25.8	$11.8	$—	$—	$37.6

Derivative Assets
FTRs	$0.3	$—	$0.3	$—	$—	$0.3
Heating Oil Futures	1.6	1.6	—	—	(1.6)	—
Forward NYMEX Coal Contracts	37.5	—	37.5	—	(21.9)	15.6
Forward Power Contracts	0.2	—	0.2	—	(0.2)	—
Total Derivative Assets	$39.6	$1.6	$38.0	$—	$(23.7)	$15.9

Total Assets	$77.2	$27.4	$49.8	$—	$(23.7)	$53.5

Liabilities
Derivative Liabilities
Forward Power Contracts	$3.1	$—	$3.1	$—	$(1.1)	$2.0
Total Derivative Liabilities	$3.1	$—	$3.1	$—	$(1.1)	$2.0

Total Liabilities	$3.1	$—	$3.1	$—	$(1.1)	$2.0

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

Approximately 98% and 87% of the inputs to the fair value of our derivative instruments are from quoted market prices for DPL and DP&L, respectively.

Non-recurring fair value measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  There were no additions to our existing AROs during the three or nine months ended September 30, 2011.

Cash Equivalents

DPL had no money in money market funds at September 30, 2011 and $29.9 million in money market funds at December 31, 2010 classified as cash and cash equivalents in its Condensed Consolidated Balance Sheets.  The money market funds have quoted prices that are generally equivalent to par.

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

At September 30, 2011, DPL and DP&L had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs (1)	Mark to Market	MWh	11.3	1.0	12.3
Heating Oil Futures (1)	Mark to Market	Gallons	3,654.0	—	3,654.0
Forward Power Contracts (1)	Cash Flow Hedge	MWh	974.9	(746.5)	228.4
Forward Power Contracts (1)	Mark to Market	MWh	587.0	(570.7)	16.3
Forward Power Contracts (2)	Mark to Market	MWh	1,365.2	(1,350.1)	15.1
NYMEX-quality Coal Contracts* (1)	Mark to Market	Tons	2,658.3	—	2,658.3
Interest Rate Swaps (2)	Cash Flow Hedge	USD	160,000.0	—	160,000.0

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

We also enter into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt.  We do not hedge all interest rate exposure.  As of September 30, 2011, we have outstanding interest rate hedging relationships with aggregate notional amounts of $160 million related to planned future borrowing activities in calendar year 2013.  During the three months ended September 30, 2011, interest rate hedging relationships with a notional amount of $200 million settled resulting in DPL making a cash payment of $48.1 million ($31.3 million net of tax) during the period.  As part of the Proposed Merger discussed in Note 16, DPL entered into a $425.0 million unsecured term loan agreement with a syndicated bank group on August 24, 2011, in part, to pay the approximately $297.4 million principal amount of DPL’s 6.875% debt that was due in September 2011.  The remainder will be used for other corporate purposes.  This agreement is for a three year term expiring on August 24, 2014.  See Note 5 for further information.  As a result, some of the forecasted transactions originally being hedged are probable of not occurring and therefore approximately $3.1 million ($2.0 million net of tax) of the fair value of the derivative instrument associated with those forecasted transactions has been reclassified out of AOCI and reflected in earnings during the quarter ended September 30, 2011 and approximately $5.1 million ($3.3 million net of tax) has been reclassified during the nine months ended September 30, 2011.  The remaining forecasted transactions associated with our 2013 anticipated fixed-rate debt offerings have a high probability of occurrence as the proceeds will be used to fund existing debt maturities and projected capital expenditures.  We reclassify gains and losses on interest rate derivative hedges related to our debt financings from AOCI into earnings in those periods in which hedged interest payments occur.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended September 30, 2011 and 2010:

	September 30,		September 30,
	2011		2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.5)	$12.3	$—	$7.7

Net gains / (losses) associated with current period hedging transactions	1.8	(49.8)	(0.4)	(8.9)

Net (gains) / losses reclassified to earnings
Interest expense	—	1.4	—	(0.6)
Revenues	0.1	—	0.8	—
Purchased power	—	—	—	—

Ending accumulated derivative gain / (loss) in AOCI	$0.4	$(36.1)	$0.4	$(1.8)

Net (gains) / losses associated with the ineffective portion of the hedging transaction
Interest expense	—	3.1
Revenues	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$0.8	$2.4

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	39	24

*	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the nine months ended September 30, 2011 and 2010:

	September 30,		September 30,
	2011		2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.8)	$21.4	$(1.4)	$14.7

Net gains / (losses) associated with current period hedging transactions	0.8	(59.0)	3.3	(14.7)

Net (gains) / losses reclassified to earnings
Interest expense	—	1.5	—	(1.8)
Revenues	0.8	—	(1.5)	—
Purchased power	0.6	—	—	—

Ending accumulated derivative gain / (loss) in AOCI	$0.4	$(36.1)	$0.4	$(1.8)

Net (gains) / losses associated with the ineffective portion of the hedging transaction
Interest expense	—	5.1
Revenues	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$0.8	$2.4

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	39	24

*	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended September 30, 2011 and 2010:

	September 30,		September 30,
	2011		2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.5)	$11.0	$—	$13.5

Net gains / (losses) associated with current period hedging transactions	1.8	—	(0.4)	—

Net (gains) / losses reclassified to earnings
Interest expense	—	(0.6)	—	(0.6)
Revenues	0.1	—	0.8	—
Purchased power	—	—	—	—

Ending accumulated derivative gain / (loss) in AOCI	$0.4	$10.4	$0.4	$12.9

Net (gains) / losses associated with the ineffective portion of the hedging transaction
Interest expense	—	—
Revenues	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$0.8	$2.4

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	39	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the nine months ended September 30, 2011 and 2010:

	September 30,		September 30,
	2011		2010
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(1.8)	$12.3	$(1.4)	$14.7

Net gains / (losses) associated with current period hedging transactions	0.8	—	3.3	—

Net (gains) / losses reclassified to earnings
Interest expense	—	(1.9)	—	(1.8)
Revenues	0.8	—	(1.5)	—
Purchased power	0.6	—	—	—

Ending accumulated derivative gain / (loss) in AOCI	$0.4	$10.4	$0.4	$12.9

Net (gains) / losses associated with the ineffective portion of the hedging transaction
Interest expense	—	—
Revenues	—	—

Portion expected to be reclassified to earnings in the next twelve months*	$0.8	$2.4

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	39	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments designated as hedging instruments at September 30, 2011 and December 31, 2010.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at September 30, 2011

DPL

				Fair Value on
$ in millions	Fair Value(1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$0.3	$(0.3)	Other prepayments and current assets	$—
Forward Power Contracts in a Liability Position	(1.1)	0.2	Other current liabilities	(0.9)

Total short-term cash flow hedges	$(0.8)	$(0.1)		$(0.9)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.4	$(1.0)	Other deferred assets	$0.4
Forward Power Contracts in a Liability Position	(0.2)	0.1	Other deferred credits	(0.1)
Interest Rate Hedges in a Liability Position	(28.5)	—	Other deferred credits	(28.5)

Total long-term cash flow hedges	$(27.3)	$(0.9)		$(28.2)

Total cash flow hedges	$(28.1)	$(1.0)		$(29.1)

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at December 31, 2010

DPL

				Fair Value on
$ in millions	Fair Value(1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in a Liability Position	$(2.8)	$1.0	Other current liabilities	$(1.8)
Interest Rate Hedges in a Liability Position	(6.6)	—	Other current liabilities	(6.6)

Total short-term cash flow hedges	$(9.4)	$1.0		$(8.4)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	$0.2	$(0.2)	Other deferred assets	$—
Forward Power Contracts in a Liability Position	(0.2)	0.1	Other deferred credits	(0.1)
Interest Rate Hedges in an Asset Position	20.7	—	Other deferred assets	20.7

Total long-term cash flow hedges	$20.7	$(0.1)		$20.6

Total cash flow hedges	$11.3	$0.9		$12.2

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments designated as hedging instruments at September 30, 2011 and December 31, 2010.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at September 30, 2011

DP&L

				Fair Value on
$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$0.3	$(0.3)	Other prepayments and current assets	$—
Forward Power Contracts in a Liability Position	(1.1)	0.2	Other current liabilities	(0.9)

Total short-term cash flow hedges	$(0.8)	$(0.1)		$(0.9)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.4	$(1.0)	Other deferred assets	$0.4
Forward Power Contracts in a Liability Position	(0.1)	0.1	Other deferred credits	—

Total long-term cash flow hedges	$1.3	$(0.9)		$0.4

Total cash flow hedges	$0.5	$(1.0)		$(0.5)

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

Mark-to-Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under FASC Topic 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Consolidated Statements of Results of Operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery or net settled with the counterparty.  We currently mark-to-market Financial Transmission Rights (FTRs), heating oil futures, forward NYMEX-quality coal contracts and certain forward power contracts.

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

The following tables show the amount and classification within the Condensed Consolidated Statements of Results of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(27.9)	$(1.6)	$(0.1)	$(0.3)	$(29.9)
Realized gain / (loss)	4.3	0.5	—	1.2	6.0
Total	$(23.6)	$(1.1)	$(0.1)	$0.9	$(23.9)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(13.8)	$—	$—	$—	$(13.8)
Regulatory (asset) / liability	(4.0)	(0.6)	—	—	(4.6)

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$(1.6)	$(1.6)
Purchased power	—	—	(0.1)	2.5	2.4
Fuel	(5.8)	(0.5)	—	—	(6.3)
O&M	—	—	—	—	—
Total	$(23.6)	$(1.1)	$(0.1)	$0.9	$(23.9)

For the three months ended September 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(3.8)	$1.3	$(0.1)	$0.5	$(2.1)
Realized gain / (loss)	0.6	(0.4)	(0.4)	—	(0.2)
Total	$(3.2)	$0.9	$(0.5)	$0.5	$(2.3)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(1.6)	$—	$—	$—	$(1.6)
Regulatory (asset) / liability	(1.0)	0.7	—	—	(0.3)

Recorded in Income Statement: gain / (loss)

Purchased power	$—	$—	$(0.5)	$0.5	$—
Fuel	(0.6)	0.2	—	—	(0.4)
O&M	—	—	—	—	—
Total	$(3.2)	$0.9	$(0.5)	$0.5	$(2.3)

For the nine months ended September 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(41.6)	$—	$(0.1)	$0.6	$(41.1)
Realized gain / (loss)	8.1	1.5	(0.6)	(0.8)	8.2
Total	$(33.5)	$1.5	$(0.7)	$(0.2)	$(32.9)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(21.2)	$—	$—	$—	$(21.2)
Regulatory (asset) / liability	(5.9)	0.1	—	—	(5.8)

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$(6.3)	$(6.3)
Purchased power	—	—	(0.7)	6.1	5.4
Fuel	(6.4)	1.3	—	—	(5.1)
O&M	—	0.1	—	—	0.1
Total	$(33.5)	$1.5	$(0.7)	$(0.2)	$(32.9)

For the nine months ended September 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(1.0)	$1.5	$(0.4)	$0.7	$0.8
Realized gain / (loss)	1.6	(1.5)	(1.4)	(0.1)	(1.4)
Total	$0.6	$—	$(1.8)	$0.6	$(0.6)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$0.2	$—	$—	$—	$0.2
Regulatory (asset) / liability	(0.6)	0.6	—	—	—

Recorded in Income Statement: gain / (loss)
Wholesale revenue	$—	$—	$—	$(0.1)	$(0.1)
Purchased power	—	—	(1.8)	0.7	(1.1)
Fuel	1.0	(0.5)	—	—	0.5
O&M	—	(0.1)	—	—	(0.1)
Total	$0.6	$—	$(1.8)	$0.6	$(0.6)

The following tables show the amount and classification within the Condensed Statements of Results of Operations or Condensed Balance Sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(27.9)	$(1.6)	$(0.1)	$0.3	$(29.3)
Realized gain / (loss)	4.3	0.5	—	(0.3)	4.5
Total	$(23.6)	$(1.1)	$(0.1)	$—	$(24.8)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(13.8)	$—	$—	$—	$(13.8)
Regulatory (asset) / liability	(4.0)	(0.6)	—	—	(4.6)

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$(0.1)	$(0.1)
Purchased power	—	—	(0.1)	0.1	—
Fuel	(5.8)	(0.5)	—	—	(6.3)
O&M	—	—	—	—	—
Total	$(23.6)	$(1.1)	$(0.1)	$—	$(24.8)

For the three months ended September 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(3.8)	$1.3	$(0.1)	$0.5	$(2.1)
Realized gain / (loss)	0.6	(0.4)	(0.4)	—	(0.2)
Total	$(3.2)	$0.9	$(0.5)	$0.5	$(2.3)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(1.6)	$—	$—	$—	$(1.6)
Regulatory (asset) / liability	(1.0)	0.7	—	—	(0.3)

Recorded in Income Statement: gain / (loss)
Purchased power	$—	$—	$(0.5)	$0.5	$—
Fuel	(0.6)	0.2	—	—	(0.4)
O&M	—	—	—	—	—
Total	$(3.2)	$0.9	$(0.5)	$0.5	$(2.3)

For the nine months ended September 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(41.6)	$—	$(0.1)	$—	$(41.7)
Realized gain / (loss)	8.1	1.5	(0.6)	(0.8)	8.2
Total	$(33.5)	$1.5	$(0.7)	$(0.8)	$(33.5)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$(21.2)	$—	$—	$—	$(21.2)
Regulatory (asset) / liability	(5.9)	0.1	—	—	(5.8)

Recorded in Income Statement: gain / (loss)
Retail revenue	$—	$—	$—	$(0.2)	$(0.2)
Purchased power	—	—	(0.7)	(0.6)	(1.3)
Fuel	(6.4)	1.3	—	—	(5.1)
O&M	—	0.1	—	—	0.1
Total	$(33.5)	$1.5	$(0.7)	$(0.8)	$(33.5)

For the nine months ended September 30, 2010

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(1.0)	$1.5	$(0.4)	$0.7	$0.8
Realized gain / (loss)	1.6	(1.5)	(1.4)	(0.1)	(1.4)
Total	$0.6	$—	$(1.8)	$0.6	$(0.6)
Recorded on Balance Sheet:
Partner’s share of gain / (loss)	$0.2	$—	$—	$—	$0.2
Regulatory (asset) / liability	(0.6)	0.6	—	—	—

Recorded in Income Statement: gain / (loss)
Wholesale revenue	$—	$—	$—	$(0.1)	$(0.1)
Purchased power	—	—	(1.8)	0.7	(1.1)
Fuel	1.0	(0.5)	—	—	0.5
O&M	—	(0.1)	—	—	(0.1)
Total	$0.6	$—	$(1.8)	$0.6	$(0.6)

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments not designated as hedging instruments at September 30, 2011.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at September 30, 2011

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.1	$—	Other prepayments and current assets	$0.1
Forward Power Contracts in an Asset position	6.4	(0.4)	Other prepayments and current assets	6.0
Forward Power Contracts in a Liability position	(3.8)	1.4	Other current liabilities	(2.4)

NYMEX-Quality Coal Forwards in an Asset position	1.6	(1.0)	Other prepayments and current assets	0.6

NYMEX-Quality Coal Forwards in a Liability position	(1.8)	1.8	Other current liabilities	—
Heating Oil Futures in an Asset position	1.7	(1.7)	Other prepayments and current assets	—
Total short-term derivative MTM positions	$4.2	$0.1		$4.3

Long-term Derivative Positions
Forward Power Contracts in an Asset position	$4.7	$(0.3)	Other deferred assets	$4.4
Forward Power Contracts in a Liability position	(1.5)	0.9	Other deferred credits	(0.6)

NYMEX-Quality Coal Forwards in an Asset position	0.7	(0.2)	Other deferred assets	0.5

NYMEX-Quality Coal Forwards in a Liability position	(4.5)	4.5	Other deferred credits	—
Total long-term derivative MTM positions	$(0.6)	$4.9		$4.3

Total MTM Position	$3.6	$5.0		$8.6

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments not designated as hedging instruments at September 30, 2011.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at September 30, 2011

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.1	$—	Other prepayments and current assets	$0.1
Forward Power Contracts in an Asset position	0.7	(0.6)	Other prepayments and current assets	0.1
Forward Power Contracts in a Liability position	(0.7)	0.6	Other current liabilities	(0.1)

NYMEX-Quality Coal Forwards in an Asset position	1.6	(0.9)	Other prepayments and current assets	0.7

NYMEX-Quality Coal Forwards in a Liability position	(1.8)	1.8	Other current liabilities	—
Heating Oil Futures in an Asset position	1.7	(1.7)	Other prepayments and current assets	—
Total short-term derivative MTM positions	$1.6	$(0.8)		$0.8

Long-term Derivative Positions
Forward Power Contracts in an Asset position	$0.8	$(0.5)	Other deferred assets	$0.3
Forward Power Contracts in a Liability position	(0.9)	0.5	Other deferred credits	(0.4)

NYMEX-Quality Coal Forwards in an Asset position	0.7	(0.3)	Other deferred assets	0.4

NYMEX-Quality Coal Forwards in a Liability position	(4.5)	4.5	Other deferred credits	—
Total long-term derivative MTM positions	$(3.9)	$4.2		$0.3

Total MTM Position	$(2.3)	$3.4		$1.1

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

The aggregate fair value of DPL’s derivative instruments that are in a MTM loss position at September 30, 2011 is $13.1 million.  This amount is offset by $6.9 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward power contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $2.1 million.  If our debt were to fall below investment grade, we would have to post collateral for the remaining $4.1 million.

The aggregate fair value of DP&L’s derivative instruments that are in a MTM loss position at September 30, 2011 is $8.5 million.  This amount is offset by $5.2 million in a broker margin account which offsets our loss positions on the forward power contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $2.1 million.  If DP&L debt were to fall below investment grade, DP&L would have to post collateral for the remaining $1.2 million.

10.  Share-Based Compensation

Share-based compensation expense was $1.3 million ($0.8 million net of tax) and $1.2 million ($0.8 million net of tax) for the three months ended September 30, 2011 and 2010, respectively, and $4.0 million ($2.6 million net of tax) and $3.8 million ($2.5 million net of tax) for the nine months ended September 30, 2011 and 2010, respectively.

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL has sufficient treasury stock to satisfy all outstanding share-based awards.

Summarized share-based compensation activity for the three months ended September 30, 2011 and 2010 was as follows:

	Options		RSUs		Performance Shares
	2011	2010	2011	2010	2011	2010
Outstanding at beginning of period	500	351,500	—	3,311	296,591	307,985
Granted	—	—	—	—	—	—
Dividends	—	—	—	—	—	—
Exercised	(500)	—	—	(3,311)	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at period end	—	351,500	—	—	296,591	307,985
Exercisable at period end	—	351,500	—	—	—	—

			Management Performance
	Restricted Shares		Shares
	2011	2010	2011	2010
Outstanding at beginning of period	284,237	249,101	111,298	110,706
Granted	—	2,617	—	—
Dividends	—	—	—	—
Exercised	(25,585)	(1,800)	—	—
Expired	—	—	—	—
Forfeited	—	(7,635)	(2,340)	(1,494)
Outstanding at period end	258,652	242,283	108,958	109,212
Exercisable at period end	—	—	—	—

	Director RSUs
	2011	2010
Outstanding at beginning of period	—	15,944
Granted	14,392	—
Dividends accrued	634	655
Exercised and issued	—	—
Exercised and deferred	(634)	(471)
Forfeited	—	—
Outstanding at period end	14,392	16,128
Exercisable at period end	—	—

Summarized share-based compensation activity for the nine months ended September 30, 2011 and 2010 was as follows:

	Options		RSUs		Performance Shares
	2011	2010	2011	2010	2011	2010
Outstanding at beginning of year	351,500	417,500	—	3,311	278,334	237,704
Granted	—	—	—	—	85,093	161,534
Dividends	—	—	—	—	—	—
Exercised	(75,500)	(66,000)	—	(3,311)	—	(91,253)
Expired	(276,000)	—	—	—	(66,836)	—
Forfeited	—	—	—	—	—	—
Outstanding at period end	—	351,500	—	—	296,591	307,985
Exercisable at period end	—	351,500	—	—	—	—

			Management Performance
	Restricted Shares		Shares
	2011	2010	2011	2010
Outstanding at beginning of year	219,391	218,197	104,124	84,241
Granted	67,346	42,796	49,510	37,480
Dividends	—	—	—	—
Exercised	(28,085)	(10,803)	(7,911)	—
Expired	—	—	(31,081)	—
Forfeited	—	(7,907)	(5,684)	(12,509)
Outstanding at period end	258,652	242,283	108,958	109,212
Exercisable at period end	—	—	—	—

	Director RSUs
	2011	2010
Outstanding at beginning of year	16,320	20,712
Granted	14,392	15,752
Dividends accrued	1,996	1,809
Exercised and issued	(2,066)	(2,618)
Exercised and deferred	(16,250)	(19,527)
Forfeited	—	—
Outstanding at period end	14,392	16,128
Exercisable at period end	—	—

As a result of the Proposed Merger, all outstanding share-based awards are subject to accelerated vesting either in their entirety or on a pro rata basis.  Share-based compensation expense is expected to increase upon merger close to reflect this accelerated vesting.  See Note 16 of Notes to Condensed Consolidated Financial Statements.

11.  Common Shareholders’ Equity

DPL has 250,000,000 authorized common shares, of which 117,724,111 are outstanding at September 30, 2011.

On October 27, 2010, the DPL Board of Directors approved a Stock Repurchase Program under which DPL may repurchase up to $200 million of its common stock from time to time in the open market, through private transactions or otherwise.  This 2010 Stock Repurchase Program is scheduled to run through December 31, 2013 but may be modified or terminated at any time without notice.  Under this 2010 Stock Repurchase Program, DPL repurchased 2.04 million shares at an average per share price of $25.75 during the fourth quarter of 2010.  No share repurchases were made during the nine months ended September 30, 2011.  At September 30, 2011, the amount still available that could be used to repurchase stock under this program is approximately $147.5 million.  As a result of the Proposed Merger with The AES Corporation, discussed further in Note 16 of Notes to Condensed Consolidated Financial Statements, the 2010 Stock Repurchase Program has been suspended.

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

Pursuant to the warrant agreement, DPL has authorized common shares sufficient to provide for the exercise in full of all outstanding warrants.  At September 30, 2011, DPL had 1.0 million outstanding warrants which are exercisable in the future.

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

The common-equivalent shares excluded from the calculation of diluted EPS, because they were anti-dilutive, were not material for the three and nine months ended September 30, 2011 and 2010.  These shares may be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2011			2010
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$67.1	115.0	$0.58	$86.4	115.8	$0.75

Effect of Dilutive Securities:
Warrants		0.3			0.3
Stock options, performance and restricted shares		0.2			0.2

Diluted EPS	$67.1	115.5	$0.58	$86.4	116.3	$0.74

	Nine Months Ended September 30,
	2011			2010
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$142.3	114.4	$1.24	$218.8	115.7	$1.89

Effect of Dilutive Securities:
Warrants		0.4			0.3
Stock options, performance and restricted shares		0.2			0.2

Diluted EPS	$142.3	115.0	$1.24	$218.8	116.2	$1.88

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

14.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiaries, DPLE and DPLER and its indirect wholly-owned subsidiary, MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.  Certain of DPL’s financial or performance assurance agreements contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt were to fall below investment grade, we would be in violation of the provisions, and the counterparties to the assurance agreements could demand alternative credit assurance or, in some instances, early termination.  The changes in our credit ratings in April 2011 have not triggered these provisions.  DPL’s and DP&L’s credit ratings may have additional downgrades as a result of the Proposed Merger discussed in Note 16 of Notes to Condensed Consolidated Financial Statements.  This may cause the need for additional credit assurance to satisfy various creditors.

At September 30, 2011, DPL had $86.7 million of guarantees to third parties for future financial or performance assurance under such agreements including $69.7 million of guarantees on behalf of DPLE and DPLER and $17.0 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $0.5 million and $1.7 million at September 30, 2011 and December 31, 2010, respectively.

To date, DPL has not incurred any losses related to the guarantees of DPLE’s, DPLER’s and MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s, DPLER’s and MC Squared’s obligations.

DP&L — Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of September 30, 2011, DP&L could be responsible for the repayment of 4.9%, or $61.0 million, of a $1,244.5 million debt obligation that matures in 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of September 30, 2011, we have no knowledge of such a default.

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

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 except for the changes in our debt as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2011, cannot be reasonably determined.

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

On July 15, 2011, Duke Energy, co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly-owned Unit 6, in December 2014.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.  We are considering options for Hutchings Station, but have not yet made a final decision.  We do not believe that any accruals or impairment charges are needed related to the Hutchings Station.

Environmental Matters Related to Air Quality

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

On July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR) to replace CAIR.  We reviewed this proposal and submitted comments to the USEPA on September 30, 2010.  These rules were finalized as the Cross-State Air Pollution Rule (CSAPR) on July 6, 2011.  CSAPR responds to the court ruling remanding the 2005 CAIR.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2), and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  The rule is effective January 1, 2012, and allowances were distributed in the fourth quarter of 2011.

We are in the process of reviewing the rule, and are currently unable to predict the ultimate financial effect. We do not believe the rule will have a material impact on our operations in 2012.

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

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers, and process heaters at major and area source facilities.  The final rule was published in the Federal Register on March 21, 2011.  This regulation affects seven auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The regulations contain emissions limitations, operating limitations and other requirements.  The compliance date was originally March 21, 2014.  However, the USEPA has announced that the compliance date for existing boilers will be delayed until a judicial review is no longer pending or until the EPA completes its reconsideration of the rule.  Compliance costs are not expected to be material to DP&L’s operations.

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

National Ambient Air Quality Standards

On January 5, 2005, the USEPA published its final non-attainment designations for the National Ambient Air Quality Standard (NAAQS) for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On March 4, 2005, DP&L and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  On November 30, 2005, the court ordered the USEPA to decide on all petitions for reconsideration by January 20, 2006.  On January 20, 2006, the USEPA denied the petitions for reconsideration.  On July 7, 2009, the D.C. Circuit Court of Appeals upheld the USEPA non-attainment designations for the areas impacting DP&L’s generation plants.  As of September 30, 2011, DP&L’s Stuart, Killen and Hutchings Stations were located in non-attainment areas for the 24-hour PM 2.5 standard.

There is a possibility that these areas will be re-designated as “attainment” for PM 2.5 within the next few quarters.  We cannot predict the impact the revisions to the PM 2.5 standard will have on DP&L’s financial condition or results of operations.

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

On September 16, 2009, the USEPA announced that it would reconsider the 2008 national ground level ozone standard.  On September 2, 2011, the USEPA decided to postpone their revisiting of this standard until 2013.  DP&L cannot determine the effect of this potential change, if any, on its operations.

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

Carbon Emissions and Other Greenhouse Gases

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

The USEPA plans to propose GHG standards for new and modified electric generating units (EGUs) under CAA subsection 111(b) — and propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d) — later in 2011, and such final standards by May 2012.  These rules may focus on energy efficiency improvements at power plants.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

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

On September 22, 2009, the USEPA issued a final rule for mandatory reporting of GHGs from large sources that emit 25,000 metric tons per year or more of CO2, including electric generating units.  The first report to the USEPA was submitted prior to the September 30, 2011 due date for 2010 emissions.  This reporting rule will guide development of policies and programs to reduce emissions.  DP&L does not anticipate that this reporting rule will result in any significant cost or other impact on current operations.

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

Other Issues Involving Co-Owned Plants

In 2006, DP&L detected a malfunction with its emission monitoring system at the DP&L-operated Killen generating station (co-owned by DP&L and Duke Energy) and ultimately determined its SO2 and NOx emissions data were under reported.  DP&L has petitioned the USEPA to accept an alternative methodology for calculating actual emissions for 2005 and the first quarter of 2006.  More than five years have passed since the malfunction was reported and management does not believe that there will be a resolution of this matter that would have a material impact on results of operations, financial condition or cash flows.

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act — Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007, remanding several aspects of the rule to the USEPA for reconsideration.  Several parties petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether the USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Briefs were submitted to the Court in the summer of 2008 and oral arguments were held in December 2008.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  The final rules are expected to be in place by mid-2012.  We do not yet know the impact these proposed rules will have on our operations.

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

In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised Permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA does not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit will pass to the USEPA.  DP&L is unable to predict the timing for issuance of a final permit.

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

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  However, on August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L has granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  DP&L believes the chemicals used at its service center building site were appropriately disposed of and have not contributed to the contamination at the South Dayton Dump landfill site.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and are seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  DP&L filed a motion to dismiss the complaint and intends to vigorously defend against any claim that it has any financial responsibility to remediate conditions at the landfill site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination.  The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on us.

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

Regulation of Ash Ponds

During 2008, a major spill occurred at an ash pond owned by the Tennessee Valley Authority (TVA) as a result of a dike failure.  The spill generated a significant amount of national news coverage, and support for tighter regulations for the storage and handling of coal combustion products.  DP&L has ash ponds at the Killen, O.H. Hutchings and J.M. Stuart Stations which it operates, and also at generating stations operated by others in which DP&L has an ownership interest.

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

Similarly, in August 2010, the USEPA conducted an inspection of the O.H. Hutchings Station ash ponds.  The draft report relating to the inspection was received in November 2010 and DP&L provided comments on the draft report in December 2010. In June 2011, the USEPA issued a final report from the inspection including recommendations relative to the O.H. Hutchings Station ash ponds.  On July 27, 2011, DP&L responded to the USEPA final inspection report with plans to address the recommendations.  DP&L is unable to predict whether there will be additional USEPA action relative to DP&L’s proposed plan or the effect on operations that might arise under a different plan.

In June 2011, the USEPA conducted an inspection of the Killen Station ash ponds.  DP&L is unable to predict the outcome this inspection will have on its operations.

In addition, as a result of the TVA ash pond spill, there has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  DP&L submitted comments regarding the proposed regulation on November 19, 2010.  DP&L is unable to predict the financial impact of this regulation, but if coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse impact on operations.

Notice of Violation involving Co-Owned Plants

On September 9, 2011, DP&L received a notice of violation from the USEPA with respect to its co-owned J.M. Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleges non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act National Pollutant Discharge Elimination System permit program and the station’s storm water pollution prevention plan.  The notice requests that DP&L respond with the actions it has taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its initial review of the findings, although there can be no assurance, we believe that the notice will not result in any material impact on its results of operations, financial condition or cash flow.

Ohio Regulation

SB 221 and the implementation rules contain targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.  If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance.

The implementation rules required that on January 1, 2010, DP&L file an extensive energy efficiency portfolio plan, outlining how DP&L plans to comply with the energy efficiency and demand reduction benchmarks.  DP&L filed a separate request for a finding that it had already complied with this requirement in the form of DP&L’s portfolio plan that had been filed in 2008 as part of its CCEM plan, which had been approved by the PUCO and is being implemented.  On May 19, 2010 the PUCO approved in part and denied in part DP&L’s request that the PUCO find that it met the 2009 energy efficiency portfolio requirements and directed DP&L to file a measurement and verification plan as well as a market potential study within 60 days of the date of the order.  The Company made this filing on July 15, 2010.  A settlement was reached in this case and approved by the PUCO in April 2011.  DP&L made a filing on April 29, 2011 seeking PUCO authorization to increase the energy efficiency rider to recover costs associated with energy efficiency and peak demand reduction compliance.  On October 18, 2011, the PUCO approved this filing.

In compliance with the PUCO rules implementing SB 221, DP&L and DPLER made compliance filings on April 15, 2010 and again on April 15, 2011 demonstrating how each entity met the renewable and solar benchmarks for 2009 and 2010.  The PUCO issued an order on July 27, 2011 finding that DP&L was in compliance with its 2009 renewable energy resource compliance obligation.  Further the PUCO issued an order on October 3, 2011 finding that DPLER met its 2009 renewable energy resource compliance obligations.  The proceedings initiated to demonstrate 2010 compliance with renewable and solar benchmarks are still pending. On June 1, 2011 DP&L filed an amendment to its Alternative Energy Rider case that is pending before the PUCO.  This request will increase the rider to recover additional compliance costs.

As the energy efficiency and alternative energy targets get increasingly larger over time, the costs of complying with SB 221 and the PUCO’s implementing rules could have a material impact on DP&L’s financial condition.

DP&L established a fuel and purchased power recovery rider beginning January 1, 2010.  The fuel rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter: March 1, June 1, September 1 and December 1 each year.  DP&L recently underwent an audit of its fuel and purchased power recovery rider but there is some uncertainty as to the costs that will be recovered from or returned to customers.  On October 6, 2011, DP&L and all of the active participants in this proceeding reached a Stipulation and Recommendation that resolves the majority of the issues raised by the auditor.  On October 19, 2011, we had a hearing on this case.  Although the Stipulation and Recommendation was uncontested, the PUCO may approve, disapprove, or modify the stipulation.  DP&L expects to record a favorable or unfavorable adjustment to earnings after the final order is received.

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

DP&L entered into an economic development arrangement with its single largest electricity consumer.  This arrangement was approved by the PUCO on June 8, 2011 and became effective in July 2011.  Under Ohio law, DP&L is permitted to seek recovery of costs associated with economic development programs including foregone revenues from all customers.  On October 26, 2011, the PUCO approved our Economic Development Rider, as filed, which is designed to recover costs associated with this and other economic development contracts and programs.

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

In connection with DP&L and other utilities joining PJM, in 2006 the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L entered into a significant number of bi-lateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  With respect to unsettled claims, DP&L management has deferred $14.1 million and $15.4 million as of September 30, 2011 and December 31, 2010, respectively, as Other deferred credits representing the amount of unearned income where the earnings process is not complete.  On September 30, 2011, the FERC issued two SECA-related orders that affirmed an earlier order issued in 2010 by denying the rehearing requests that a number of different parties, including DP&L, had filed.  These orders are now final, subject to possible appellate court review.  These orders do not affect prior settlements that had been reached with other parties that owed SECA revenues to DP&L or were recipients of amounts paid by DP&L.  For other parties that had not previously settled with DP&L, the exact timing and amounts of any payments that would be made or received by DP&L under these orders is still uncertain.

Refer to Note 16 of Notes to Condensed Consolidated Financial Statements for additional information surrounding the Proposed Merger and any related legal matters.

Collective Bargaining Agreement

During the three months ended September 30, 2011, we began negotiations with employees covered under our collective bargaining agreement which is set to expire on October 31, 2011.  On October 17, 2011, we reached a tentative agreement with these employees on a new three year labor agreement.  Though we expect the tentative agreement to be ratified and that our employees will continue to work during the ratification process, it is possible that this tentative agreement will not be ratified, which could result in labor disruptions affecting some or all of our operations.  We have contingency plans in place to mitigate the impact that any labor stoppages could have on our customers.  A lengthy strike by our employees could have an adverse effect on our operations and financial condition.

15. Business Segments

DPL operates through two segments consisting of the operations of two of its wholly-owned subsidiaries, DP&L (Utility segment) and DPLER (Competitive Retail segment).  This is how we view our business and make decisions on how to allocate resources and evaluate performance.

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for the segment’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment is comprised of DPLER’s competitive retail electric service business which sells retail electric energy under contract to residential, commercial and industrial customers who have selected DPLER as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 25,000 customers located throughout Ohio and Illinois.  Beginning February 28, 2011, the Competitive Retail segment includes the results of MC Squared, a Chicago-based retail electricity supplier.  MC Squared was purchased by DPLER on February 28, 2011 and serves approximately 3,000 customers in Northern Illinois. The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  The electric energy used to meet its Illinois sales obligations was purchased from PJM.  The Competitive Retail segment has no transmission or generation assets.  The operations of DPLER are not subject to rate regulation by federal or state regulators.

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

The following table presents financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Three Months Ended September 30, 2011
Revenues from external customers	$376.6	$118.6	$16.6	$—	$511.8
Intersegment revenues	90.2	—	1.1	(91.3)	—
Total revenues	$466.8	$118.6	$17.7	$(91.3)	$511.8

Fuel	124.0	—	5.0	—	129.0
Purchased power	95.6	101.4	1.5	(90.2)	108.3

Gross margin	$247.2	$17.2	$11.2	$(1.1)	$274.5

Depreciation and amortization	$33.8	$0.1	$1.9	$—	$35.8
Interest expense	9.3	0.1	7.6	(0.2)	16.8
Income tax expense (benefit)	26.8	4.2	(2.4)	—	28.6
Net income (loss)	63.9	7.8	(6.2)	1.6	67.1

Cash capital expenditures	49.1	—	0.8	—	49.9

Three Months Ended September 30, 2010
Revenues from external customers	$411.1	$84.5	$21.3	$—	$516.9
Intersegment revenues	75.9	—	1.1	(77.0)	—
Total revenues	$487.0	$84.5	$22.4	$(77.0)	$516.9

Fuel	97.4	—	6.9	—	104.3
Purchased power	116.4	75.9	2.6	(75.9)	119.0

Gross margin	$273.2	$8.6	$12.9	$(1.1)	$293.6

Depreciation and amortization	$30.4	$—	$1.8	$—	$32.2
Interest expense	9.4	—	8.3	(0.1)	17.6
Income tax expense (benefit)	39.4	1.4	(0.4)	—	40.4
Net income (loss)	83.2	4.7	(4.2)	2.7	86.4

Cash capital expenditures	38.8	—	(0.2)	—	38.6

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Nine Months Ended September 30, 2011
Revenues from external customers	$1,092.9	$314.6	$43.9	$—	$1,451.4
Intersegment revenues	246.3	—	3.1	(249.4)	—
Total revenues	$1,339.2	$314.6	$47.0	$(249.4)	$1,451.4

Fuel	311.7	—	9.2	—	320.9
Purchased power	317.8	268.6	2.6	(246.3)	342.7

Gross margin	$709.7	$46.0	$35.2	$(3.1)	$787.8

Depreciation and amortization	$100.3	$0.2	$5.5	$—	$106.0
Interest expense	28.7	0.2	22.7	(0.3)	51.3
Income tax expense (benefit)	69.3	14.1	(13.7)	—	69.7
Net income (loss)	147.4	19.6	(24.7)	—	142.3

Cash capital expenditures	139.9	—	1.4	—	141.3

Nine Months Ended September 30, 2010
Revenues from external customers	$1,183.0	$189.1	$41.5	$—	$1,413.6
Intersegment revenues	165.9	—	3.3	(169.2)	—
Total revenues	$1,348.9	$189.1	$44.8	$(169.2)	$1,413.6

Fuel	286.5	—	10.6	—	297.1
Purchased power	279.3	165.9	3.4	(165.9)	282.7

Gross margin	$783.1	$23.2	$30.8	$(3.3)	$833.8

Depreciation and amortization	$98.4	$0.1	$6.8	$—	$105.3
Interest expense	27.9	—	25.2	(0.1)	53.0
Income tax expense (benefit)	104.6	5.7	(3.4)	—	106.9
Net income (loss)	214.7	11.8	(7.6)	(0.1)	218.8

Cash capital expenditures	112.3	—	1.4	—	113.7

Total Assets
September 30, 2011	$3,419.7	$62.1	$1,702.2	$(1,507.5)	$3,676.5
December 31, 2010	$3,475.4	$35.7	$1,828.8	$(1,526.6)	$3,813.3

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

The transaction has been unanimously approved by each of DPL’s and AES’ board of directors and was approved by DPL’s shareholders on September 23, 2011.  Consummation of the transaction is subject to certain conditions, including receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  On May 18, 2011, DPL and AES filed merger applications with the FERC and the PUCO.  The FERC application will be deemed approved after 180 days, unless the FERC tolls for good cause the completed application for further consideration, which may or may not occur as part of the FERC’s review.  On October 26, 2011, DP&L reached a stipulation and recommendation with the PUCO staff and other parties in the AES/DP&L joint application for approval of the Proposed Merger. The Stipulation and Recommendation was filed with the PUCO on October 26, 2011 and is pending PUCO approval.

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

Dolphin Subsidiary II, Inc., a subsidiary of AES, issued $1.25 billion in long-term Senior Notes on October 3, 2011, to partially finance the Proposed Merger.  Upon the consummation of the Proposed Merger, these notes are expected to become long-term debt obligations of DPL.  DPL will not have any obligation associated with these notes if the Proposed Merger is not consummated.

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

On April 25, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming each member of DPL’s board of directors and AES as defendants and naming DPL as a nominal defendant.  The lawsuit filed by the Austren Trust is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the Proposed Merger of DPL and AES and that AES aided and abetted such breach.  On September 29, 2011 the Court entered an order dismissing the Austren Trust action without prejudice pursuant to a stipulation of dismissal filed by the parties.

On April 26, 2011, a lawsuit was filed in the United States District Court for the Southern District of Ohio, Western Division (the “District Court”), naming each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants and naming DPL as a nominal defendant.  The lawsuit filed by Stephen Kubiak is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the Proposed Merger of DPL and AES and that AES and Dolphin Sub, Inc. aided and abetted such breach.

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

On April 27, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming each member of DPL’s board of directors and AES as defendants and naming DPL as a nominal defendant.  The lawsuit filed by Thomas Strobhar is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the Proposed Merger of DPL and AES and that AES aided and abetted such breach.  On September 28, 2011, the Court entered an order dismissing the Strobhar action without prejudice pursuant to a stipulation of dismissal filed by the parties.

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

On May 4, 2011, a lawsuit was filed in the District Court naming DPL, each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit filed by Patrick Nichting is a purported class action on behalf of plaintiff and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiff alleges, among other things, that DPL’s directors breached their fiduciary duties in approving the Proposed Merger of DPL and AES and that DPL, AES and Dolphin Sub, Inc. aided and abetted such breach.

On May 6, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL, each member of DPL’s board of directors, AES and Dolphin Sub, Inc. as defendants.  The lawsuit filed by Robin Mahaffey, Jerome R. Baxter, and Donald and Patricia Aydelott is a purported class action on behalf of plaintiffs and an alleged class of DPL shareholders.  Plaintiffs allege, among other things, that DPL’s directors breached their fiduciary duties in approving the Proposed Merger of DPL and AES and that DPL and AES aided and abetted such breach.  On June 24, 2011, the plaintiffs filed a notice of voluntary dismissal of this action without prejudice.

On May 10, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming each member of DPL’s board of directors and AES as defendants and naming DPL as a nominal defendant.  The lawsuit filed by Glenda E. Hime, Donald D. Foreman, Donald Moberly, James Sciarrotta, Barbara H. Sciarrotta, Robert Krebs and Frances Krebs is a purported class action on behalf of plaintiffs and an alleged class of DPL shareholders and a purported derivative action on behalf of DPL.  Plaintiffs allege, among other things, that DPL’s directors breached their fiduciary duties in approving the Proposed Merger of DPL and AES and that AES aided and abetted such breach.  On September 28, 2011, the Court entered an order dismissing the Hime actions without prejudice pursuant to a stipulation of dismissal filed by the parties.

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

On June 13, 2011, the three actions pending in the District Court were consolidated.  On June 14, 2011, the District Court granted Plaintiff Nichting’s motion to appoint lead and liaison counsel.  On June 30, 2011, Plaintiffs in the consolidated federal action filed an amended complaint that adds claims based on alleged omissions in the preliminary proxy statement that DPL filed on June 22, 2011 (the “Preliminary Proxy Statement”).  Plaintiffs , in their individual capacity only, assert a claim against DPL and its directors under Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) for purported omissions in the Preliminary Proxy Statement and a claim against DPL’s directors for control person liability under Section 20(a) of the Exchange Act.  In addition, plaintiffs purport to assert state law claims directly on behalf of plaintiffs and an alleged class of DPL shareholders and derivatively on behalf of DPL.  Plaintiffs allege, among other things, that DPL’s directors breached their fiduciary duties in approving the Merger Agreement for the Proposed Merger of DPL and AES and that DPL, AES and Dolphin Sub, Inc. aided and abetted such breach.

On July 29, 2011, DPL, DPL’s directors, AES and Dolphin Sub, Inc. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the consolidated federal action reflecting their agreement in principle to settle the claims asserted in the consolidated federal action, subject to, among other things, the execution of a stipulation of settlement, completion of confirmatory discovery, provision of notice of the settlement to DPL’s shareholders, approval of the settlement by the District Court, and consummation of the Proposed Merger.  If approved by the District Court, the settlement will resolve all pending federal court litigation related to the Proposed Merger, including the Kubiak, Holtmann and Nichting actions, and would result in the release by the plaintiffs and the proposed settlement class, which consists of all record and beneficial holders of DPL’s common stock during the period beginning April 19, 2011 through and including the consummation of the Merger (other than the defendants), of all claims that were or could have been brought challenging any aspect of the Merger Agreement, the Proposed Merger and any disclosures made in connection therewith (including the claims asserted in the lawsuits filed in Ohio state court described above, among other claims, but excluding any properly perfected claims for statutory appraisal in connection with the Proposed Merger).  The MOU provides, among other things, for DPL to make certain supplemental disclosures concerning the Proposed Merger, which are contained in the definitive proxy statement DPL filed on August 5, 2011.

In addition, the MOU provides that the plaintiffs intend to apply to the District Court for an award of reasonable attorneys’ fees and expenses.  DPL reserves all rights to object to any such application for a fee or expense award, but agreed to pay any fee or expense award in an amount ordered by the District Court.  Notice of the proposed settlement will be sent to members of the proposed class and to DPL shareholders as of the date of the District Court’s order preliminarily approving the settlement.  The District Court will schedule a hearing regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.

There can be no assurance that the Proposed Merger will be consummated, that the parties will ultimately enter into a stipulation of settlement or that the District Court will approve the settlement even if the parties enter into such stipulation.  In such event, the proposed settlement as contemplated by the MOU may be terminated.  The settlement will not affect the amount of the merger consideration that DPL’s shareholders are entitled to receive in the Proposed Merger.  DPL and its board of directors believe that these lawsuits are without merit and are seeking to settle them to eliminate the burden and expense of litigation and to provide additional information to DPL’s shareholders at a time and in a manner that would not have caused any further delay in DPL’s 2011 Annual Meeting of Shareholders or cause any delay in the consummation of the Proposed Merger.

Absent such settlement, DPL intends to vigorously defend against all of the claims referred to above.

DPL expects to record transaction fees relating to the Proposed Merger consisting primarily of bankers’ fees, legal fees, and change of control costs of approximately $45 million pre-tax during 2011.

Further information concerning the Proposed Merger, including a copy of the Merger Agreement, is included in DPL’s Definitive Proxy Statement filed with the SEC on August 5, 2011, as modified by a correction to the Definitive Proxy Statement filed with the SEC on August 24, 2011.

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

The transaction has been unanimously approved by each of DPL’s and AES’ board of directors and was approved by DPL’s shareholders on September 23, 2011.  Consummation of the transaction is subject to certain conditions, including receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  On May 18, 2011, DPL and AES filed merger applications with the FERC and the PUCO.  The FERC application will be deemed approved after 180 days, unless the FERC tolls for good cause the completed application for further consideration, which may or may not occur as part of the FERC’s review.  On October 26, 2011, DP&L reached a stipulation and recommendation with the PUCO staff and other parties in the AES/DP&L joint application for approval of the Proposed Merger. The Stipulation and Recommendation was filed with the PUCO on October 26, 2011 and is pending PUCO approval.

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

Dolphin Subsidiary II, Inc., a subsidiary of AES, issued $1.25 billion in long-term Senior Notes on October 3, 2011, to partially finance the Proposed Merger.  Upon the consummation of the Proposed Merger, these notes are expected to become long-term debt obligations of DPL.  DPL will not have any obligation associated with these notes if the Proposed Merger is not consummated.  This debt will have a material effect on DPL’s cash requirements post-closing.

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

Additional information concerning the Proposed Merger, including a copy of the Merger Agreement, is included in DPL’s Definitive Proxy Statement filed with the SEC on August 5, 2011, as modified by a correction to the Definitive Proxy Statement filed with the SEC on August 24, 2011.

Purchase of a Retail Electricity Supplier

On February 28, 2011, DPLER purchased MC Squared, a Chicago-based retail electricity supplier, for approximately $8.2 million.  MC Squared serves approximately 3,000 customers in Northern Illinois at September 30, 2011.  For the year ended December 31, 2010, it sold approximately 648 million kWh of power, generating revenues of approximately $46 million.  We believe that the purchase of MC Squared complements DPLER’s existing Ohio retail market activity and provides a platform for expansion into other attractive markets.

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

REGULATORY ENVIRONMENT

•      Carbon Emissions and other Greenhouse Gases

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

DP&L faces regulatory uncertainty from its next ESP or MRO filing which is scheduled to be filed in the first quarter of 2012 to be effective January 1, 2013.  The filing may result in changes to the current rate structure and riders.  We are monitoring other utilities in Ohio and their ESP and MRO filings.

•      NOx and SO2  Emissions — CAIR

The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA CAIR and its associated Federal Implementation Plan. This decision remanded these issues back to the USEPA.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  On December 23, 2008, the court reversed part of its decision that vacated CAIR.  Thus, CAIR currently remains in effect, but the USEPA remains subject to the court’s order to revise the program.  On July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR) to replace CAIR.  We reviewed this proposal and submitted comments to the USEPA on September 30, 2010.  These rules were finalized as the Cross-State Air Pollution Rule (CSAPR) on July 6, 2011.  CSAPR responds to the court ruling remanding the 2005 CAIR.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2), and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  The rule is effective January 1, 2012, and allowances were distributed in the fourth quarter of 2011.  We are in the process of reviewing the rule and are currently unable to predict the ultimate financial effect. We do not believe the rule will have a material impact on our operations in 2012.

COMPETITION AND PJM PRICING

•      RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2014/2015 period cleared at a per megawatt price of $126/day for our RTO area.  The per megawatt prices for the periods 2013/2014, 2012/2013, 2011/2012 and 2010/2011 were $28/day, $16/day, $110/day and $174/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider.  Therefore increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained in 2010, we estimate that a hypothetical increase or decrease of $10/day in the capacity auction price would result in an annual impact to net income of approximately $5.2 million and $3.8 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

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

Lower overall power market prices have resulted in increased levels of competition to provide transmission and generation services.  This in turn has led to a significant number of DP&L’s customers to switch their retail electric services to CRES providers.  DPLER, an affiliated company and one of the registered CRES providers, has been marketing transmission and generation services to DP&L customers.  The following table provides a summary of the number of electric customers and volumes provided by all CRES providers in our service territory during the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER	21,990	1,567	4,396	1,338
Supplied by non-affiliated CRES providers	19,285	283	426	59
Total supplied in our service territory	41,275	1,850	4,822	1,397

Supplied by DP&L in our service territory(a)	512,439	3,874	513,332	3,928

(a)   The kWh sales include all distribution sales, including those whose power is supplied by non-affiliated CRES providers.

The volumes supplied by DPLER represent approximately 40% and 34% of DP&L’s total distribution volumes during the three months ended September 30, 2011 and 2010, respectively.  The reduction to gross margin during the three months ended September 30, 2011 as a result of customers switching to DPLER and other CRES providers was approximately $19.8 million and $28.8 million, for DPL and DP&L, respectively.  We currently cannot determine the extent to which customer switching to CRES providers will occur in the future and the impact this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER	21,990	4,330	4,396	3,091
Supplied by non-affiliated CRES providers	19,285	566	426	75
Total supplied in our service territory	41,275	4,896	4,822	3,166

Supplied by DP&L in our service territory(a)	512,439	10,772	513,332	10,894

(a)   The kWh sales include all distribution sales, including those whose power is supplied by non-affiliated CRES providers.

The volumes supplied by DPLER represent approximately 40% and 28% of DP&L’s total distribution volumes during the nine months ended September 30, 2011 and 2010, respectively.  The reduction to gross margin during the nine months ended September 30, 2011 as a result of customers switching to DPLER and other CRES providers was approximately $39.4 million and $65.7 million, for DPL and DP&L, respectively.  We currently cannot determine the extent to which customer switching to CRES providers will occur in the future and the impact this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

During the second and third quarters of 2011, we have seen a significant increase in retail competition for our residential retail customers. Approximately 12% of DP&L’s annualized residential load switched to CRES providers during those quarters with DPLER acquiring 57% of the switched load.  For the calendar year 2011, based on current trends, we project customer switching will negatively impact DPL’s gross margin by approximately $55-$60 million compared to the 2010 impact of approximately $17.0 million.

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

Effective January 2010, the SSO retail customers’ portion of fuel price changes, including coal requirements and purchased power costs, was reflected in the implementation of the fuel and purchased power recovery rider, subject to PUCO review.  DP&L recently underwent an audit of its fuel and purchased power recovery rider, but there is some uncertainty as to the costs that will be recovered from or returned to customers.  On October 6, 2011, DP&L and all of the active participants in this proceeding reached a Stipulation and Recommendation that resolves the majority of the issues raised by the auditor.  On October 19, 2011, we had a hearing on this case.  Although the Stipulation and Recommendation was uncontested, the PUCO may approve, disapprove, or modify the stipulation.  DP&L expects to record a favorable or unfavorable adjustment to earnings after the final order is received.

FINANCIAL OVERVIEW

The following financial overview relates to DPL, which includes its principal subsidiary DP&L.  The results of operations for both DPL and DP&L are separately discussed in more detail following this financial overview.

For the three months ended September 30, 2011, Net income for DPL was $67.1 million, or $0.58 per share, compared to Net income of $86.4 million, or $0.74 per share, for the same period in 2010.  All EPS amounts are based on diluted shares outstanding.  As discussed more fully below, the key drivers of the results during the three months ended September 30, 2011 compared to the same period of the prior year are comprised of the following:

•      a decrease in retail revenue due to pricing associated with competitively supplied customers and a slight decrease in sales volumes due to cooler weather,

•      an increase in the price of fuel, combined with an increase in Unrealized MTM losses largely related to lower relative market prices and lower contracted volumes for NYMEX quality coal.

•      an overall decline in generating plant performance which resulted in an increase in purchased power volume, and

•      transaction costs related to the Proposed Merger.

Partially offsetting these items were:

•      an increase in retail rates primarily as a result of an increase in the Fuel and Purchased Power Recovery Rider and Universal Service Fund Riders,

•      a decrease in purchased power prices, and

•      a decrease in the volume of fuel consumed due to decreased generation by our power plants.

For the nine months ended September 30, 2011, Net income for DPL was $142.3 million, or $1.24 per share, compared to Net income of $218.8 million, or $1.88 per share, for the same period in 2010.  All EPS amounts are based on diluted shares outstanding.  As discussed more fully below, the key drivers of the results during the nine months ended September 30, 2011 compared to the same period of the prior year are comprised of the following:

•      a decrease in retail revenue due to pricing associated with competitively supplied customers,

•      an increase in the price of fuel, combined with an increase in Unrealized MTM losses largely related to lower relative market prices and lower contracted volumes for NYMEX quality coal.

•      an overall decline in generating plant performance which resulted in a decrease in wholesale sales volume and an increase in purchased power volume,

•      an increase in operation and maintenance expenses resulting from repair and damage caused by several storms experienced during 2011 and planned outages at jointly-owned production facilities,

•      a loss on the repurchase of DPL Capital Trust II securities,

•      an increase in tax related expenses due to deferred taxes recorded as a result of the MC Squared acquisition and an unfavorable determination from the Ohio gross receipts tax audit,

•      an insurance settlement received during the nine months ended September 30, 2010, and

•      transaction costs related to the Proposed Merger.

Partially offsetting these items were:

•      an increase in retail rates primarily as a result of an increase in the Fuel and Purchased Power Recovery Rider and Universal Service Fund Riders and an increase in the capacity clearing price of the PJM capacity auction,

•      a decrease in purchased power prices, and

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

Income Statement Highlights — DPL

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2011	2010	2011	2010

Revenues:
Retail	$410.3	$402.6	$1,141.9	$1,099.9
Wholesale	40.7	31.2	101.8	110.3
RTO revenues	22.3	23.4	63.2	64.6
RTO capacity revenues	37.3	57.0	142.3	129.7
Other revenues	2.8	2.7	8.5	8.9
Other mark-to-market gains / (losses)	(1.6)	—	(6.3)	0.2
Total revenues	$511.8	$516.9	$1,451.4	$1,413.6

Cost of revenues:
Fuel costs	$121.8	$104.8	$312.7	$300.5
Gains from sale of coal	(3.9)	(1.1)	(6.8)	(2.4)
Gains from sale of emission allowances	—	(0.1)	—	(0.7)
Mark-to-market (gains) / losses	11.1	0.7	15.0	(0.3)
Net fuel	129.0	104.3	320.9	297.1

Purchased power	39.7	26.5	120.3	61.2
RTO charges	34.5	33.3	90.9	84.6
RTO capacity charges	35.5	59.6	138.0	137.0
Mark-to-market (gains) / losses	(1.4)	(0.4)	(6.5)	(0.1)
Net purchased power	108.3	119.0	342.7	282.7

Total cost of revenues	$237.3	$223.3	$663.6	$579.8

Gross margins (a)	$274.5	$293.6	$787.8	$833.8

Gross margin as a percentage of revenues	54%	57%	54%	59%

Operating income	$112.9	$144.6	$279.5	$379.9

Earnings per share of common stock:
Basic EPS from operations	$0.58	$0.75	$1.24	$1.89
Diluted EPS from operations	$0.58	$0.74	$1.24	$1.88

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Number of days	2011	2010	2011	2010

Heating degree days (a)	124	52	3,604	3,475
Cooling degree days (a)	839	849	1,158	1,225

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

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2011 vs. 2010	2011 vs. 2010

Retail
Rate	$12.7	$44.3
Volume	(7.9)	(8.0)
Other miscellaneous	2.9	5.7
Total retail change	$7.7	$42.0

Wholesale
Rate	$5.7	$9.0
Volume	3.8	(17.5)
Total wholesale change	$9.5	$(8.5)

RTO capacity & other RTO
RTO capacity and other RTO revenues	$(20.8)	$11.2

Other
Unrealized MTM	$(1.6)	$(6.5)
Other	0.1	(0.4)
Total other revenue change	$(1.5)	$(6.9)

Total revenues change	$(5.1)	$37.8

For the three months ended September 30, 2011, Revenues decreased $5.1 million to $511.8 million from $516.9 million in the same period of the prior year.  This decrease was primarily the result of lower retail sales volumes and a decrease in RTO capacity and other RTO revenues, partially offset by higher retail and wholesale average rates and higher wholesale sales volume.

•      Retail revenues increased $7.7 million resulting primarily from a 3% increase in average retail rates due largely to an increase in the Fuel Rider and an increase in the Universal Service Fund Rider.  This increase in average retail rates was partially offset by the effect of lower rates due to customer switching which is a result of increased levels of competition to provide transmission and generation services in our service territory.  Retail sales volume decreased 2% compared to the prior year period largely due to cooler weather.  The above resulted in a favorable $12.7 million retail price variance and an unfavorable $7.9 million retail sales volume variance.

•      Wholesale revenues increased $9.5 million primarily as a result of a 16% increase in wholesale sales prices and a 12% increase in wholesale sales volume.  This resulted in a favorable $5.7 million wholesale price variance as well as a favorable wholesale sales variance of $3.8 million.  Wholesale sales volume increased primarily as a result of energy being available for wholesale sales because of customers that have switched to other third-party CRES suppliers during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

•      RTO capacity and other revenues, consisting primarily of compensation for the use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $20.8 million compared to the same period in 2010.  This decrease in RTO capacity and other revenues was primarily the result of a $19.7 million decrease in revenues realized from the PJM capacity auction, including a slight decrease in transmission, congestion and other revenues.

•      Other Unrealized MTM revenues, consisting of retail sales contracts accounted for as derivatives, decreased $1.6 million as a result of increases in market prices for power.  The majority of these contracts were acquired on February 28, 2011 when DPLER, a wholly-owned subsidiary of DPL, acquired MC Squared Energy Services.  However, this decrease is largely offset by a corresponding decrease in Unrealized MTM on purchased power contracts also accounted for as derivatives.

For the nine months ended September 30, 2011, Revenues increased $37.8 million to $1,451.4 million from $1,413.6 million in the same period of the prior year.  This increase was primarily the result of higher retail and wholesale average rates and an increase in RTO capacity and other RTO revenues, partially offset by lower retail and wholesale sales volumes.

•      Retail revenues increased $42.0 million resulting primarily from a 4% increase in average retail rates due largely to an increase in the Fuel Rider and an increase in the Universal Service Fund Rider.  This increase in average retail rates was partially offset by the effect of lower rates due to customer switching, which is a result of increased levels of competition to provide transmission and generation services in our service territory.  Retail sales volume decreased compared to the prior year period due to cooler weather slightly offset by continued improvement in economic conditions.  Cooling degree days were 5% less than the prior year.  The above resulted in a favorable $44.3 million retail price variance offset by an unfavorable $8.0 million retail sales volume variance.  The increase was also attributable to $3.5 million of other miscellaneous retail revenues which includes revenues associated with the operation of a recently acquired distribution system.

•      Wholesale revenues decreased $8.5 million primarily as a result of a 16% decrease in wholesale sales volume, offset partially by a 10% increase in wholesale sales prices.  This resulted in an unfavorable $17.5 million wholesale sales volume variance, offset partially by a favorable wholesale price variance of $9.0 million.  Wholesale sales volume decreased primarily as a result of an increase in outages at our generating plants during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

•      RTO capacity and other revenues, consisting primarily of compensation for the use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $11.2 million compared to the same period in 2010.  This increase in RTO capacity and other revenues was primarily the result of a $12.6 million increase in revenues realized from the PJM capacity auction, partially offset by a slight decrease in transmission, congestion and other revenues.

•      Other Unrealized MTM revenues, consisting of retail sales contracts accounted for as derivatives, decreased $6.5 million as a result of increases in market prices for power.  The majority of these contracts were acquired on February 28, 2011 when DPLER, a wholly-owned subsidiary of DPL, acquired MC Squared Energy Services.  However, this decrease is largely offset by a corresponding increase in Unrealized MTM on purchased power contracts also accounted for as derivatives.

DPL — Cost of Revenues

For the three months ended September 30, 2011:

•      Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $24.7 million, or 24%, compared to the same period in 2010, primarily due to the impact of an increase in the price of fuel, as well as an $11.8 million increase in Unrealized MTM losses largely related to lower relative market prices and lower contracted volumes for NYMEX quality coal, partially offset by a 3% decrease in the volume of generation.

•      Net purchased power decreased $10.7 million, or 9%, compared to the same period in 2010 due to a decrease of $22.9 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Partially offsetting the decrease in net purchased power was an $18.9 million increase associated with higher purchased power volumes partially offset by a $5.7 million decrease related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with operating our generating facilities.  These decreases were partially offset by a $1.0 million increase in Unrealized MTM derivative gains associated with purchased power contracts due to increases in the market prices for power.

For the nine months ended September 30, 2011:

•      Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $23.8 million, or 8%, compared to the same period in 2010, primarily due to the impact of a 12% decrease in the volume of generation, which was offset by an 18% increase in the price of generation from our plants due to an increase in and the timing of unit outages during the nine months ended September 30, 2011 as compared to the same period in 2010, as well as a $15.3 million increase in Unrealized MTM losses largely related to lower relative market prices and lower contracted volumes for NYMEX quality coal.

•      Net purchased power increased $60.0 million, or 21%, compared to the same period in 2010 due to an increase of $7.3 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the increase in net purchased power was an $85.9 million increase associated with higher purchased power volumes partially offset by a $26.8 million decrease related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with operating our generating facilities.  These increases were partially offset by a $6.4 million increase in Unrealized MTM derivative gains associated with purchased power contracts due to increases in the market prices for power.

DPL — Operation and Maintenance

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2011 vs. 2010	2011 vs. 2010

Generating facilities operating and maintenance expenses	$(1.4)	$14.8
Merger related costs	5.8	12.3
Low-income payment program (1)	3.9	11.5
Maintenance of overhead transmission and distribution lines	0.9	10.3
Competitive retail operations	2.4	5.5
Insurance settlement, net	—	3.4
Group insurance / long-term disability	(4.6)	(8.8)
Energy efficiency programs (1)	(0.9)	(2.5)
Other, net	1.7	(0.6)
Total operation and maintenance expense	$7.8	$45.9

(1)  There is a corresponding offset to Revenues associated with these programs resulting in no impact to Net income.

During the three months ended September 30, 2011, Operation and maintenance expense increased $7.8 million, or 9%, compared to the same period in 2010.  This variance was primarily the result of:

•      increased costs related to the Proposed Merger with AES,

•      increased assistance for low-income retail customers which is funded by the USF revenue rate rider,

•      increased expenses of $2.3 million related to the maintenance of overhead transmission and distribution lines as a result of storms, partially offset by the timing of routine maintenance of such lines, and

•      increased marketing, customer maintenance and labor cost associated with the competitive retail business as a result of increased sales volume and number of customers.

These increases were partially offset by lower health insurance and disability costs primarily due to fewer employees going onto long-term disability during the current quarter as compared to the same period in 2010.

During the nine months ended September 30, 2011, Operation and maintenance expense increased $45.9 million, or 18%, compared to the same period in 2010.  This variance was primarily the result of:

•      increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2010,

•      increased costs related to the Proposed Merger with AES,

•      increased assistance for low-income retail customers which is funded by the USF revenue rate rider,

•      increased expenses related to the maintenance of overhead transmission and distribution lines of which $9.1 million was a result of storms including a significant ice storm in February 2011,

•      increased marketing, customer maintenance and labor costs associated with the competitive retail business as a result of increased sales volume and number of customers, and

•      a prior year insurance settlement that reimbursed us for legal costs associated with our litigation against certain former executives.

These increases were partially offset by:

•      lower expenses relating to energy efficiency programs that were put in place for our customers, and

•      lower health insurance and disability costs primarily due to fewer employees going onto long-term disability during the current year as compared to the same period in 2010.

DPL — Depreciation and Amortization

For the three months ended September 30, 2011, Depreciation and amortization expense increased $3.6 million, or 11%, as compared to the three months ended September 30, 2010.  The increase is primarily the result of a net increase in depreciable property.

For the nine months ended September 30, 2011, Depreciation and amortization expense increased $0.7 million, or 1%, as compared to the nine months ended September 30, 2010.  The increase is primarily the result of a net increase in depreciable property partially offset by a decrease due to a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010.

DPL — General Taxes

For the three months ended September 30, 2011, General taxes increased $1.2 million, or 4% as compared to the same period in 2010.  This increase was primarily the result of higher property tax accruals in 2011 compared to 2010.

For the nine months ended September 30, 2011, General taxes increased $7.8 million, or 8% as compared to the same period in 2010.  This increase was primarily the result of higher property tax accruals in 2011 compared to 2010 and an unfavorable determination of $4.5 million from the Ohio gross receipts tax audit.

DPL — Investment Income

Investment income recorded during the three and nine months ended September 30, 2011 did not fluctuate significantly from that recorded during the three and nine months ended September 30, 2010.

DPL — Interest Expense

For the three months ended September 30, 2011, Interest expense did not fluctuate significantly from that recorded during the same period in 2010.  For the nine months ended September 30, 2011, Interest expense decreased $1.7 million, or 3%, as compared to the same period in 2010 primarily due to the early redemption of the DPL Capital Trust II 8.125% capital securities discussed below partially offset by additional interest expense taken as a result of de-designating a portion of our interest rate hedge contracts.  See Note 9 to the Notes to Condensed Consolidated Financial Statements.

DPL — Charge for Early Redemption of Debt

The Charge for early redemption of debt reflects the February 2011 purchase of $122.0 million principal of the DPL Capital Trust II 8.125% securities in a privately negotiated transaction.  As part of this transaction, DPL paid a $12.2 million, or 10% premium and wrote-off $3.1 million of unamortized discount and issuance costs.

DPL — Income Tax Expense

For the three and nine months ended September 30, 2011, Income tax expense decreased $11.8 million, or 29%, and $37.2 million, or 35%, respectively, as compared to the same periods in 2010 primarily due to decreased pre-tax income.

RESULTS OF OPERATIONS BY SEGMENT — DPL

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of DPLER and DPLER’s subsidiary MC Squared.  These segments are discussed further below.

Utility Segment

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for the segment’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPLER in Ohio and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment

The Competitive Retail segment is comprised of DPLER’s competitive retail electric service business which sells retail electric energy under contract to residential, commercial and industrial customers who have selected DPLER as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 25,000 customers located throughout Ohio and Illinois.  Beginning February 28, 2011, the Competitive Retail segment includes the results of MC Squared, a Chicago-based retail electricity supplier.  MC Squared was purchased by DPLER on February 28, 2011 and serves approximately 3,000 customers in Northern Illinois.  The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  The electric energy used to meet its Illinois sales obligation was purchased from PJM.  The Competitive Retail segment has no transmission or generation assets.  The operations of DPLER are not subject to rate regulation by federal or state regulators.

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

The following table presents DPL’s gross margin by business segment:

	Three months ended September 30,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Utility	$247.2	$273.2	$(26.0)
Competitive Retail	17.2	8.6	8.6
Other	11.2	12.9	(1.7)
Adjustments and Eliminations	(1.1)	(1.1)	—
Total Consolidated	$274.5	$293.6	$(19.1)

The following table presents DPL’s gross margin by business segment:

	Nine months ended September 30,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Utility	$709.7	$783.1	$(73.4)
Competitive Retail	46.0	23.2	22.8
Other	35.2	30.8	4.4
Adjustments and Eliminations	(3.1)	(3.3)	0.2
Total Consolidated	$787.8	$833.8	$(46.0)

The financial condition, results of operations and cash flows of the Utility segment are identical in all material respects, and for both periods presented, to those of DP&L which are included in this Form 10-Q.  We do not believe that additional discussions of the financial condition and results of operations of the Utility segment would enhance an understanding of this business since these discussions are already included under the DP&L discussions below.

Income Statement Highlights — Competitive Retail Segment

	Three months ended September 30,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Revenues:
Retail	$119.5	$84.1	$35.4
RTO and other	(0.9)	0.4	(1.3)
	$118.6	$84.5	$34.1

Cost of revenues:
Purchased power	$101.4	$75.9	$25.5

Gross margins (a)	$17.2	$8.6	$8.6

Operation and maintenance expense	4.5	2.0	2.5
Other expenses (income), net	0.7	0.5	0.2
Total expenses, net	$5.2	$2.5	$2.7

Earnings (loss) from continuing operations before income tax	12.0	6.1	5.9
Income tax expense (benefit)	4.2	1.4	2.8
Net income (loss)	$7.8	$4.7	$3.1

Gross margin as a percentage of revenues	15%	10%

(a)         For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

	Nine months ended September 30,		Increase (Decrease)
$ in millions	2011	2010	2011 vs. 2010

Revenues:
Retail	$319.1	$188.1	$131.0
RTO and other	(4.5)	1.0	(5.5)
	$314.6	$189.1	$125.5

Cost of revenues:
Purchased power	$268.6	$165.9	$102.7

Gross margins (a)	$46.0	$23.2	$22.8

Operation and maintenance expense	10.6	4.8	5.8
Other expenses (income), net	1.7	0.9	0.8
Total expenses, net	$12.3	$5.7	$6.6

Earnings (loss) from continuing operations before income tax	33.7	17.5	16.2
Income tax expense (benefit)	14.1	5.7	8.4
Net income (loss)	$19.6	$11.8	$7.8

Gross margin as a percentage of revenues	15%	12%

(a)         For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Competitive Retail Segment — Revenue

For the three months ended September 30, 2011, the segment’s retail revenues increased $35.4 million, or 42%, compared to the same period in 2010.  The increase was primarily driven by the high levels of competition in the competitive retail electric service business in the state of Ohio which has continued to result in a significant number of DP&L’s retail customers switching their retail electric service to DPLER.  Also contributing to this increase was the purchase of MC Squared on February 28, 2011, resulting in additional retail revenues of $13.8 million recorded during the three months ended September 30, 2011.  Primarily as a result of the purchase of MC Squared and customer switching in Ohio, the Competitive Retail segment sold approximately 1,871 million kWh of power to 25,309 customers during the three months ended September 30, 2011 compared to 1,384 million kWh sold to 4,826 customers during the same period in 2010.

For the nine months ended September 30, 2011, the segment’s retail revenues increased $131.0 million, or 70%, compared to the same period in 2010.  The increase was primarily driven by the high levels of competition in the competitive retail electric service business in the state of Ohio which has continued to result in a significant number of DP&L’s retail customers switching their retail electric service to DPLER.  Also contributing to this increase was the purchase of MC Squared on February 28, 2011, resulting in additional retail revenues of $30.1 million recorded since this purchase date.  Primarily as a result of the purchase of MC Squared and customer switching in Ohio, the Competitive Retail segment sold approximately 5,011 million kWh of power to 25,309 customers during the nine months ended September 30, 2011 compared to 3,166 million kWh sold to 4,826 customers during the same period in 2010.

Competitive Retail Segment — Purchased Power

For the three months ended September 30, 2011, Purchased power for the segment increased $25.5 million, or 34%, as compared to the same period in 2010 primarily due to higher purchased power volumes required to satisfy an increasing customer base as a result of customer switching and the purchase of MC Squared.  This increase was partially offset by lower average prices paid for purchased power in the three months ended September 30, 2011 compared to the same period in 2010.  The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power. The electric energy used to meet the segment’s Illinois sales obligation was purchased from PJM.

For the nine months ended September 30, 2011, Purchased power for the segment increased $102.7 million, or 62%, as compared to the same period in 2010 primarily due to higher purchased power volumes required to satisfy an increasing customer base as a result of customer switching and the purchase of MC Squared.  Also contributing to this increase is higher average prices paid for purchased power for the nine months ended September 30, 2011 compared to the same period in 2010.  The Competitive Retail segment’s electric energy used to meet its Ohio sales obligations was purchased from DP&L at market prices for wholesale power.  The electric energy used to meet the segment’s Illinois sales obligation was purchased from PJM.

Competitive Retail Segment — Operation and Maintenance

For the three months ended September 30, 2011, the segment’s Operation and maintenance expenses which include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses, increased $2.5 million, or 125%, compared to the same period in 2010.  The higher operation and maintenance expense in 2011 as compared to 2010 is primarily reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers.

For the nine months ended September 30, 2011, the segment’s Operation and maintenance expenses which include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses, increased $5.8 million, or 121%, compared to the same period in 2010.  The higher operation and maintenance expense in 2011 as compared to 2010 is primarily reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers.

Competitive Retail Segment — Income Tax Expense

For the three months ended September 30, 2011, the segment’s income tax expense increased $2.8 million.

For the nine months ended September 30, 2011, the segment’s income tax expense increased $8.4 million compared to the same period in 2010 primarily due to increased pre-tax income.  In addition, as a result of the purchase of MC Squared we recorded a $2.0 million charge for state deferred taxes due to the Illinois Unitary Tax rules.

RESULTS OF OPERATIONS — DP&L

Income Statement Highlights — DP&L

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2011	2010	2011	2010

Revenues:
Retail	$292.1	$319.8	$826.2	$915.2
Wholesale	122.3	97.3	333.2	263.2
RTO revenues	20.7	21.6	59.2	60.8
RTO capacity revenues	31.7	48.3	120.6	109.7
Total revenues	$466.8	$487.0	$1,339.2	$1,348.9

Cost of revenues:
Fuel costs	$116.8	$98.4	$303.5	$290.4
Gains from sale of coal	(3.9)	(1.1)	(6.8)	(2.4)
Gains from sale of emission allowances	—	(0.1)	—	(0.7)
Mark-to-market (gains) / losses	11.1	0.2	15.0	(0.8)
Net fuel	124.0	97.4	311.7	286.5

Purchased power	28.5	26.3	95.2	61.0
RTO charges	33.5	30.8	90.2	81.4
RTO capacity charges	33.6	59.7	132.5	137.0
Mark-to-market (gains) / losses	—	(0.4)	(0.1)	(0.1)
Total purchased power	95.6	116.4	317.8	279.3

Total cost of revenues	$219.6	$213.8	$629.5	$565.8

Gross margins (a)	$247.2	$273.2	$709.7	$783.1

Gross margin as a percentage of revenues	53%	56%	53%	58%

Operating Income	$100.0	$131.9	$245.1	$347.3

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

The following table provides a summary of changes in revenues from the prior periods:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2011 vs. 2010	2011 vs. 2010

Retail
Rate	$(3.3)	$(37.1)
Volume	(27.2)	(57.2)
Other miscellaneous	2.8	5.3
Total retail change	$(27.7)	$(89.0)

Wholesale
Rate	$6.2	$17.4
Volume	18.8	52.6
Total wholesale change	$25.0	$70.0

RTO capacity and other
RTO capacity and other revenues	$(17.5)	$9.3

Total revenues change	$(20.2)	$(9.7)

For the three months ended September 30, 2011, Revenues decreased $20.2 million, or 4%, to $466.8 million from $487.0 million in the prior year.  This decrease was primarily the result of lower average retail rates and lower retail sales volumes and decreased RTO capacity and other revenues, partially offset by wholesale sales volumes, higher average wholesale prices and increased other miscellaneous revenues.  The revenue components for the three months ended September 30, 2011 are further discussed below:

•                  Retail revenues decreased $27.7 million primarily as a result of a 1% decrease in average retail rates due to customers switching from DP&L.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  The remaining distribution services provided by DP&L were billed at a lower average rate resulting in a reduction of total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by an increase in the Fuel and Purchased Power Recovery Rider and an increase in the Universal Service Fund Rider.  Most of the retail volume decline due to switching is reflected as a wholesale volume increase since DP&L still retains and serves most of these customers, but on a wholesale basis through its DPLER affiliate.  Also contributing to the decline in revenues was a 9% decrease in retail sales volumes largely due to cooler weather. The above resulted in an unfavorable $3.3 million retail price variance and an unfavorable $27.2 million retail sales volume variance.

•                  Wholesale revenues increased $25.0 million primarily as a result of a 5% increase in average wholesale prices combined with a 19% increase in wholesale sales volume due in large part to the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in a favorable $6.2 million wholesale price variance and a favorable wholesale sales volume variance of $18.8 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $17.5 million compared to the same period in 2010.  This decrease in RTO capacity and other revenues was primarily the result of a $16.5 million decrease in revenues realized from the PJM capacity auction including a decrease in transmission and congestion revenues.

For the nine months ended September 30, 2011, Revenues decreased $9.7 million, or 1%, to $1,339.2 million from $1,348.9 million in the prior year.  This decrease was primarily the result of lower retail rates and lower retail sales volumes, partially offset by higher wholesale sales volumes, higher average wholesale prices as well as increased RTO capacity and other revenues.  The revenue components for the nine months ended September 30, 2011 are further discussed below:

•                  Retail revenues decreased $89.0 million primarily as a result of a 4% decrease in average retail rates due to customers switching from DP&L.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  The remaining distribution services provided by DP&L were billed at a lower average rate resulting in a reduction of total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by increases in the Fuel and Purchased Power Recovery Rider and the Universal Service Fund Rider.  Also contributing to the decline in revenues was a 6% decrease in retail sales volumes largely due to an unfavorable 5% decrease in cooling degree days from the prior year.  The above resulted in an unfavorable $37.1 million retail price variance and an unfavorable $57.2 million retail sales volume variance.  The decrease was partially offset by $3.5 million of other miscellaneous retail revenues which includes revenues associated with the operation of a recently acquired distribution system.

•                  Wholesale revenues increased $70.0 million primarily as a result of a 6% increase in average wholesale prices combined with a 20% increase in wholesale sales volume due in large part to the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in a favorable $52.6 million wholesale sales volume variance and a favorable wholesale price variance of $17.4 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $9.3 million compared to the same period in 2010.  This increase in RTO capacity and other revenues was primarily the result of a $10.9 million increase in revenues realized from the PJM capacity auction offset slightly by a decrease in transmission and congestion revenues.

DP&L — Cost of Revenues

For the three months ended September 30, 2011:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $26.6 million, or 27%, compared to 2010, primarily due to the impact of an increase in the price of fuel, as well as a $10.9 million increase in Unrealized MTM losses largely related to lower relative market prices and lower contracted volumes for NYMEX quality coal, partially offset by a 3% decrease in the volume of generation.

•                  Net purchased power decreased $20.8 million, or 18%, compared to the same period in 2010, due largely to a decrease of $23.4 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the decrease in net purchased power was a $5.7 million increase associated with higher purchased power volumes partially offset by $3.5 million decrease related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

For the nine months ended September 30, 2011:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $25.2 million, or 9%, compared to 2010, primarily due to the impact of an 18% increase in the price of generation from our plants due to an increase in, and the timing of, unit outages during the nine months ended September 30, 2011 as compared to the same period in 2010, as well as a $15.8 million increase in Unrealized MTM losses largely related to lower relative market prices and lower contracted volumes for NYMEX quality coal, partially offset by a 12% decrease in the volume of generation.

•                  Net purchased power increased $38.5 million, or 14%, compared to the same period in 2010, partially due to an increase of $4.3 million in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Also contributing to the increase in net purchased power was a $53.1 million increase associated with higher purchased power volumes partially offset by an $18.9 million decrease related to lower average market prices for purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

DP&L — Operation and Maintenance

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2011 vs. 2010	2011 vs. 2010
Generating facilities operating and maintenance expenses	$(1.5)	$14.5
Low-income payment program (1)	3.9	11.5
Maintenance of overhead transmission and distribution lines	0.9	10.3
Group insurance / long-term disability	(4.7)	(8.8)
Energy efficiency programs (1)	(0.9)	(2.5)
Other, net	3.8	(1.7)
Total operation and maintenance expense	$1.5	$23.3

(1)  There is a corresponding offset to Revenues associated with these programs resulting in no impact to Net income.

For the three months ended September 30, 2011, Operation and maintenance expense increased $1.5 million, or 2%, compared to the same period in 2010.  This variance was primarily the result of increased assistance for low-income retail customers which is funded by the USF revenue rate rider.  These increases were partially offset by lower health insurance and disability costs primarily due to fewer employees filing for long-term disability during the current quarter as compared to the same period in 2010, lower expenses related to energy efficiency programs and lower expenses for generating facilities.

For the nine months ended September 30, 2011, Operation and maintenance expense increased $23.3 million, or 10%, compared to the same period in 2010.  This variance was primarily the result of:

•                  increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2010,

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider, and

•                  increased expenses related to the maintenance of overhead transmission and distribution lines largely related to a significant ice storm in February 2011.

These increases were partially offset by:

•                  lower health insurance and disability costs primarily due to fewer employees filing for long-term disability during the current quarter as compared to the same period in 2010, and

•                  lower expenses relating to energy efficiency programs that were put in place for our customers.

DP&L — Depreciation and Amortization

For the three months ended September 30, 2011, Depreciation and amortization expense increased $3.4 million, or 11%, as compared to the three months ended September 30, 2010.  The increase is primarily the result of a net increase in depreciable property.

For the nine months ended September 30, 2011, Depreciation and amortization expense increased $1.9 million, or 2%, as compared to the nine months ended September 30, 2010.  The increase is primarily the result of a net increase in depreciable property partially offset by a decrease due to a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010.

DP&L — General Taxes

For the three and nine months ended September 30, 2011, General taxes increased $1.0 million, or 3%, and $3.6 million, or 4%, respectively, as compared to the same periods in 2010.  These increases were primarily the result of higher property tax accruals in 2011 compared to 2010.

DP&L — Investment Income

Investment income recorded during the three and nine months ended September 30, 2011 did not fluctuate significantly from that recorded during the three and nine months ended September 30, 2010.

DP&L — Interest Expense

Interest expense recorded during the three and nine months ended September 30, 2011 did not fluctuate significantly from that recorded during the three and nine months ended September 30, 2010.

DP&L — Income Tax Expense

For the three and nine months ended September 30, 2011, Income tax expense decreased $12.6 million, or 32%, and $35.3 million, or 34%, respectively, compared to the same period in 2010, primarily due to decreased pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  The following table provides a summary of the cash flows for DPL and DP&L:

DPL

	Nine Months Ended
	September 30,
$ in millions	2011	2010

Net cash provided by operating activities	$264.8	$331.6
Net cash used for investing activities	(78.9)	(160.3)
Net cash used for financing activities	(242.3)	(107.1)

Net change	$(56.4)	$64.2
Cash and cash equivalents at beginning of period	124.0	74.9
Cash and cash equivalents at end of period	$67.6	$139.1

DP&L

	Nine Months Ended
	September 30,
$ in millions	2011	2010

Net cash provided by operating activities	$286.8	$338.0
Net cash used for investing activities	(138.5)	(110.6)
Net cash used for financing activities	(180.6)	(150.6)

Net change	$(32.3)	$76.8
Cash and cash equivalents at beginning of period	54.0	57.1
Cash and cash equivalents at end of period	$21.7	$133.9

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

DPL — Net Cash provided by Operating Activities

DPL’s Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 can be summarized as follows:

	Nine Months Ended
	September 30,
$ in millions	2011	2010

Net income	$142.3	$218.8
Depreciation and amortization	106.0	105.3
Deferred income taxes	70.5	38.7
Charge for early redemption of debt	15.3	—
Contribution to pension plan	(40.0)	(40.0)
Cash settlement of interest rate hedges, net of tax effect	(31.3)	—
Other	2.0	8.8
Net cash provided by operating activities	$264.8	$331.6

For the nine months ended September 30, 2011, Net cash provided by operating activities was primarily a result of earnings from continuing operations adjusted for noncash depreciation and amortization, combined with the following significant transactions:

•                  A $70.5 million increase to Deferred income taxes primarily as a result of depreciation as well as pension contributions, financial transaction losses and other temporary differences arising from routine changes in balance sheet accounts giving rise to deferred taxes.

•                  A $15.3 million charge for the early redemption of DPL Capital Trust II securities.

•                  DP&L made discretionary contributions of $40.0 million to the defined benefit pension plan in 2011.

•                  DPL made a cash payment of $48.1 million ($31.3 million net of the tax effect) related to an interest rate hedge contract that settled during the period.

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

•                  DP&L made discretionary contributions totaling $40.0 million to the defined benefit pension plan .

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

DP&L — Net Cash provided by Operating Activities

DP&L’s Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 can be summarized as follows:

	Nine Months Ended
	September 30,
$ in millions	2011	2010

Net income	$147.4	$214.7
Depreciation and amortization	100.3	98.4
Deferred income taxes	56.1	36.9
Contribution to pension plan	(40.0)	(40.0)
Other	23.0	28.0
Net cash provided by operating activities	$286.8	$338.0

For the nine months ended September 30, 2011 and 2010, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.

DPL — Net Cash used for Investing Activities

DPL’s Net cash used for investing activities for the nine months ended September 30, 2011 and 2010 can be summarized as follows:

	Nine Months Ended
	September 30,
$ in millions	2011	2010

Environmental and renewable energy capital expenditures	$(8.5)	$(8.2)
Other asset acquisitions, net	(132.8)	(105.5)
Purchase of MC Squared	(8.3)	—
Sales / (purchases) of short-term investments, net	69.2	(48.3)
Other	1.5	1.7
Net cash used for investing activities	$(78.9)	$(160.3)

For the nine months ended September 30, 2011, DP&L’s environmental expenditures were primarily related to pollution control devices at our generation plants.  Additionally, DPL, on behalf of DPLER, made a cash payment of approximately $8.3 million to acquire MC Squared (see Note 15 of Notes to Condensed Consolidated Financial Statements). Also during the nine months ended September 30, 2011, DPL redeemed $70.9 million of short-term investments mostly comprised of VRDN securities as well as purchasing an additional $1.7 million of short-term investments during the same period.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

For the nine months ended September 30, 2010, DP&L continued to see reductions in its environmental capital expenditures due to the completion of FGD and SCR projects.  The expenditures incurred during 2010 relate primarily to the construction of a solar energy facility at Yankee station.  DP&L also continued to make upgrades and other investments in other generation, transmission and distribution equipment.  During this period, DPL also purchased VRDN securities at a net total of $33.2 million from various institutional securities brokers as well as $15.1 million of investment-grade fixed income corporate bonds.  The VRDN securities are backed by irrevocable letters of credit.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

DP&L — Net Cash used for Investing Activities

DP&L’s Net cash used for investing activities for the nine months ended September 30, 2011 and 2010 can be summarized as follows:

	Nine Months Ended
	September 30,
$ in millions	2011	2010

Environmental and renewable energy capital expenditures	$(8.5)	$(8.2)
Other asset acquisitions, net	(131.4)	(104.1)
Other	1.4	1.7
Net cash used for investing activities	$(138.5)	$(110.6)

For the nine months ended September 30, 2011 and 2010, the significant components of DP&L’s Net cash used for investing activities are similar to those discussed under DPL’s Net cash provided by / used for investing activities above.

DPL — Net Cash used for Financing Activities

DPL’s Net cash used for financing activities for the nine months ended September 30, 2011 and 2010 can be summarized as follows:

	Nine Months Ended
	September 30,
$ in millions	2011	2010

Dividends paid on common stock	$(113.8)	$(104.8)
Payment of long-term debt	(297.4)	—
Repurchase of DPL common stock	—	(3.9)
Early redemption of long-term debt, including premium	(134.2)	—
Payment of MC Squared debt	(13.5)	—
Issuance of long-term debt	300.0	—
Exercise of warrants	14.7	—
Other	1.9	1.6
Net cash used for financing activities	$(242.3)	$(107.1)

For the nine months ended September 30, 2011, DPL paid common stock dividends of $113.8 million and $134.2 million for the purchase of the DPL Capital Trust II capital securities, of which $122.0 million related to the capital securities and an additional $12.2 million related to the premium paid on the purchase.  DPL also paid down the debt of MC Squared which was acquired in February 2011 (see Note 15 of Notes to Condensed Consolidated Financial Statements) and DPL received $14.7 million from the exercise of 700,000 warrants.

For the nine months ended September 30, 2010, DPL paid common stock dividends of $104.8 million.  In addition, under a stock repurchase program approved by the Board of Directors in October 2009 (see Note 11 of Notes to Condensed Consolidated Financial Statements), DPL repurchased approximately 145,915 DPL common shares for $3.9 million.

DP&L — Net Cash used for Financing Activities

DP&L’s Net cash used for financing activities for the nine months ended September 30, 2011 and 2010 can be summarized as follows:

	Nine Months Ended
	September 30,
$ in millions	2011	2010

Dividends paid on common stock to parent	$(180.0)	$(150.0)
Other	(0.6)	(0.6)
Net cash used for financing activities	$(180.6)	$(150.6)

For the nine months ended September 30, 2011, DP&L’s Net cash used for financing activities primarily relates to $180.0 million in dividends paid to DPL.

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

At the filing date of this quarterly report on Form 10-Q, DP&L has access to $400 million of short-term financing under two revolving credit facilities.  The first facility, established in August 2011, is for $200 million and expires in August 2015 and has eight participating banks, with no bank having more than 22% of the total commitment.  DP&L also has the option to increase the borrowing under the first facility by $50 million.  The second facility, established in April 2010, is for $200 million and expires in April 2013.  A total of five banks participate in this facility, with no bank having more than 35% of the total commitment.  DPL established a $125 million revolving credit facility in August 2011.  This facility expires in August 2014, and has seven participating banks with, no bank having more than 32% of the total commitment.  In addition, DPL entered into a $425 million unsecured term loan agreement with a syndicated bank group in August 2011.  This agreement is for a three year term expiring on August 24, 2014.  DPL used the proceeds from a $300 million drawdown of this facility to redeem $297.4 million of 6.875% senior unsecured notes.

				Amounts
				available as of
$ in millions	Type	Maturity	Commitment	September 30, 2011

DP&L	Revolving	August 2015	$200.0	$200.0

DP&L	Revolving	April 2013	200.0	200.0

DPL Inc.	Revolving	August 2014	125.0	125.0

			$525.0	$525.0

Each DP&L revolving credit facility has a $50 million LOC sublimit.  The DPL revolving credit facility has a $125 million LOC sublimit.  As of September 30, 2011 and through the date of filing this quarterly report on Form 10-Q, there were no outstanding LOCs on the revolving credit facilities.

Cash and cash equivalents for DPL and DP&L amounted to $67.6 million and $21.7 million, respectively, at September 30, 2011.

Debt Covenants

As mentioned above DPL has access to $125 million of short-term financing under its revolving credit facility and $425 million of financing under its term loan facility.  Each of these facilities has two financial covenants.  The first financial covenant requires DPL’s total debt to total capitalization ratio to not exceed 0.65 to 1.00 prior to the consummation of the Proposed Merger and 0.70 to 1.00 after the consummation of the Proposed Merger.  The second financial covenant, applicable only if DPL’s credit ratings were to fall below investment grade, requires DPL’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest charges ratio to be not less than 2.50 to 1.00.  As of September 30, 2011 the first covenant was met with a ratio of 0.52 to 1.00 and the second covenant, while not currently applicable, would have been met with a ratio of 8.23 to 1.00.  The debt to capitalization ratio is calculated as the sum of DPL’s current and long-term portion of debt, including its guaranty obligations, divided by the total of DPL’s shareholders’ equity and total debt including guaranty obligations.  The consolidated interest rate coverage ratio is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

Also mentioned above, DP&L has access to $400 million of short-term financing under its two revolving credit facilities.  The following financial covenant is contained in each revolving credit facility: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of September 30, 2011, this covenant was met with a ratio of 0.41 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guaranty obligations, divided by the total of DP&L’s shareholders’ equity and total debt including guaranty obligations.

Except as noted above, there have been no material changes to our debt covenants as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We are in compliance with all of our debt covenants.

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

DPL, through its subsidiary DP&L, is projecting to spend an estimated $750 million in capital projects for the period 2011 through 2013.  Approximately $15 million of this projected amount is to enable DP&L to meet the recently revised reliability standards of NERC.  DP&L is subject to the mandatory reliability standards of NERC, and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member.  NERC has recently changed the definition of the Bulk Electric System (BES) to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply.  Additionally, DP&L anticipates spending approximately $130 million within the next five years as part of its identified obligations under the PJM RTEP (Regional Transmission Expansion Plan) within its zone, as well as a cost-allocation of approximately $160 million for RTEP projects in other PJM zones.  The latter is subject to change pending the revised PJM cost-allocation methodology, as a result of the Court of Appeals decision to remand the case to the FERC.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

DPL’s construction additions were $128.5 million and $102.5 million during the nine months ended September 30, 2011 and 2010, respectively.  DPL expects to spend approximately $225 million in 2011 on construction additions.  Planned construction additions for 2011 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

DP&L’s construction additions were $127.6 million and $100.6 million during the nine months ended September 30, 2011 and 2010, respectively.  DP&L expects to spend approximately $200 million in 2011 on construction additions.  Planned construction additions for 2011 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

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

(a) Credit rating relates to DPL’s Senior Unsecured debt. (b) Credit rating relates to DP&L’s Senior Secured debt.

In connection with the closing of the Proposed Merger (see Note 16 of Notes to Condensed Consolidated Financial Statements), DPL is expected to assume upon closing of the Proposed Merger, $1.25 billion of debt that an AES subsidiary issued to finance the acquisition.  As a result of this expected additional indebtedness, in April 2011 DPL and DP&L were downgraded by one of the major credit rating agencies above and all three major credit rating agencies reduced their outlook from stable to negative.  DPL’s and DP&L’s credit rating may have additional downgrades as a result of the Proposed Merger discussed in Note 16 of Notes to Condensed Consolidated Financial Statements.  This may cause the need for additional credit assurance to satisfy various creditors.

Off-Balance Sheet Arrangements

DPL — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiaries, DPLE and DPLER, and its indirect wholly-owned subsidiary MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.

Certain of DPL’s financial or performance assurance agreements contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt were to fall below investment grade, we would be in violation of the provisions, and the counterparties to the assurance agreements could demand alternative credit assurance.  The changes in our credit ratings in April 2011 have not triggered these provisions.  However, there may be further changes to our credit ratings which may trigger these provisions.

At September 30, 2011, DPL had $86.7 million of guarantees to third parties for future financial or performance assurance under such agreements, including $69.7 million of guarantees on behalf of DPLE and DPLER and $17.0 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $0.5 million and $1.7 million at September 30, 2011 and December 31, 2010, respectively.

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of September 30, 2011, DP&L could be responsible for the repayment of 4.9%, or $61.0 million, of a $1,244.5 million debt obligation that matures in 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of September 30, 2011, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 except for the changes to our debt as discussed further in Note 5 of Notes to Condensed Consolidated Financial Statements.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2011 under contract and a significant portion of projected 2012 needs, sales requirements may change, particularly for retail load.

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

A 10% increase or decrease in the market price of our heating oil forwards and forward power contracts at September 30, 2011 would not have a significant effect on Net income.

The following table provides information regarding the volume and average market price of our NYMEX coal forward derivative contracts at September 30, 2011 and the effect to Net income if the market price were to increase or decrease by 10%:

			Weighted	Increase /
			Average	Decrease in
	Contract		Market	Net Income
Commodity	Volume	Units	Price / Unit	(in millions)

NYMEX Coal Forwards - Non-Hedged
2011 - Purchase	59,675	tons	$73.90	$0.1	(a)
2012 - Purchase	903,030	tons	$75.07	$2.6	(a)
2013 - Purchase	465,000	tons	$78.42	$2.4	(a)

(a)

The Net income impact of a 10% change in the market price of NYMEX coal is partially offset by our partners’ share of the gain or loss and by the retail jurisdictional share of the DPL portion that is deferred on the balance sheet in conjunction with the fuel cost and purchased power rider.

Wholesale Revenues

Approximately 15% of DPL’s and 33% of DP&L’s electric revenues for the three months ended September 30, 2011 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 17% of DPL’s and 30% of DP&L’s electric revenues for the three months ended September 30, 2010 were from sales of excess energy and capacity in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 17% of DPL’s and 34% of DP&L’s electric revenues for the nine months ended September 30, 2011 were from sales of excess energy and capacity in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 17% of DPL’s and 28% of DP&L’s electric revenues for the nine months ended September 30, 2010 were from sales of excess energy and capacity in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

The table below provides the effect on annual Net income as of September 30, 2011, of a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L

Effect of 10% change in price per MWh	$7.9	$6.9

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

	PJM Delivery Year
	2010/11	2011/12	2012/13	2013/14	2014/15

Capacity clearing price ($/MW-day)	174	110	16	28	126

Our computed average capacity prices by calendar year are reflected in the table below:

	Calendar Year
	2011	2012	2013	2014

Computed average capacity price ($/MW-day)	137	55	23	85

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

The table below provides estimates of the effect on annual net income as of September 30, 2011, of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through September 30, 2011.  As of September 30, 2011, approximately 50% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

$ in millions	DPL	DP&L

Effect of a $10/MW-day change in capacity auction pricing	$5.2	$3.8

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs for the three months and nine months ended September 30, 2011 were 42% and 37%, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2011 under contract and a significant portion of projected 2012 needs are also under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2 allowances for 2011; however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2011 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, SSO customers currently represent approximately 50% of DP&L’s total fuel costs.  The table below provides the effect on annual net income as of September 30, 2011, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 50%:

$ in millions	DPL	DP&L

Effect of 10% change in fuel and purchased power	$17.7	$17.0

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

We partially hedge against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing.  As of September 30, 2011, we have entered into interest rate hedging relationships with an aggregate notional amount of $160 million related to planned future borrowing activities in calendar year 2013.  The average interest rate associated with the $160 million aggregate notional amount interest rate hedging relationships is 4%.  We are limiting our exposure to changes in interest rates since we believe the market interest rates at which we will be able to borrow in the future may increase.

The carrying value of DPL’s debt was $1,224.0 million at September 30, 2011, consisting of DP&L’s first mortgage bonds, DP&L’s debt associated with tax-exempt pollution control bonds, DPL’s unsecured notes and DP&L’s capital leases.  The fair value of this debt was $1,204.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DPL

							Carrying value at	Fair value at
	For the years ending September 30,						September 30,	September 30,
$ in millions	2012	2013	2014	2015	2016	Thereafter	2011 (a)	2011 (a)
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.2%	0.2%

Fixed-rate debt	$0.4	$0.4	$770.3	$0.1	$0.1	$352.7	$1,124.0	$1,104.6
Average interest rate	4.9%	5.0%	3.7%	4.2%	4.2%	5.0%	4.1%

Total							$1,224.0	$1,204.6

(a)  Fixed rate debt totals include unamortized debt discounts.

The carrying value of DP&L’s debt was $903.4 million at September 30, 2011, consisting of its first mortgage bonds, tax-exempt pollution control bonds and a capital lease.  The fair value of this debt was $884.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L

							Carrying value at	Fair value at
	For the years ending September 30,						September 30,	September 30,
$ in millions	2012	2013	2014	2015	2016	Thereafter	2011 (a)	2011 (a)
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.2%	0.2%

Fixed-rate debt	$0.4	$0.4	$470.3	$0.1	$0.1	$332.1	$803.4	$784.2
Average interest rate	4.9%	5.0%	5.1%	4.2%	4.2%	4.8%	5.0%

Total							$903.4	$884.2

(a)  Fixed rate debt totals include unamortized debt discounts.

Debt maturities occurring in 2011 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

The following table presents our estimate of market risk exposure for our fixed-rate and variable-rate debt at September 30, 2011 for which an immediate adverse market movement causes a potential material impact on our financial position, results of operations, or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of September 30, 2011, we did not hold any market risk sensitive instruments which were entered into for trading purposes.

DPL

	Carrying value at	Fair value at	One percent
	September 30,	September 30,	interest rate
$ in millions	2011	2011	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	1,124.0	1,104.6	11.0

Total	$1,224.0	$1,204.6	$12.0

DP&L

	Carrying value at	Fair value at	One percent
	September 30,	September 30,	interest rate
$ in millions	2011	2011	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	803.4	784.2	8.8

Total	$903.4	$884.2	$9.8

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt, excluding capital lease obligations, primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,104.6 million of fixed-rate debt and not on DPL’s financial position or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DP&L’s $100.0 million variable-rate long-term debt outstanding as of September 30, 2011.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $784.2 million of fixed-rate debt and not on DP&L’s financial position or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $100.0 million variable-rate long-term debt outstanding as of September 30, 2011.

Equity Price Risk

As of September 30, 2011, approximately 32% of the defined benefit pension plan assets were comprised of investments in equity securities and 68% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  The equity securities are carried at their market value of approximately $106.1 million at September 30, 2011.  A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $10.6 million reduction in fair value as of September 30, 2011.

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

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)		DPLER (b)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Electric sales (millions of kWh)
Residential	1,432	1,515	1,432	1,515	32	—
Commercial	1,125	1,121	884	1,086	776	420
Industrial	946	939	893	930	860	717
Other retail	392	399	382	397	203	247
Total retail	3,895	3,974	3,591	3,928	1,871	1,384

Wholesale	703	625	717	578	—	—

Total	4,598	4,599	4,308	4,506	1,871	1,384

Operating revenues ($ in thousands)
Residential	$193,684	$194,510	$191,255	$194,495	$2,430	$16
Commercial	108,462	107,503	56,489	80,122	51,973	27,382
Industrial	71,564	66,909	19,735	24,772	51,828	42,137
Other retail	30,931	30,832	18,734	17,314	13,086	14,412
Other miscellaneous revenues	5,749	2,854	5,889	3,089	92	21
Total retail	410,390	402,608	292,102	319,792	119,409	83,968

Wholesale	40,660	31,124	122,296	97,356	—	—

RTO revenues	59,599	80,384	52,391	69,817	688	449

Other revenues	1,158	2,769	—	—	(1,573)	7

Total	$511,807	$516,885	$466,789	$486,965	$118,524	$84,424

Electric customers at end of period
Residential	453,860	454,783	453,860	454,783	8,434	30
Commercial	53,065	50,504	50,029	50,110	13,612	3,433
Industrial	1,917	1,803	1,755	1,770	789	504
Other	6,916	6,686	6,795	6,683	2,474	859

Total	515,758	513,776	512,439	513,346	25,309	4,826

(a)   This chart contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,567 million kWh and 1,338 million kWh of power to DPLER (a subsidiary of DPL) during the three months ending September 30, 2011 and 2010, respectively, which are not included in DP&L wholesale sales volumes in the chart above.  These kWh sales also relate to DP&L retail customers within the DP&L service territory for distribution services and their inclusion in wholesale sales would result in a double counting of kWh volume.  The dollars of operating revenues associated with these sales are classified as wholesale revenues on DP&L’s Financial Statements and retail revenues on DPL’s Condensed Consolidated Financial Statements.  DP&L did not sell any power to MC Squared during either of these periods.

(b)   This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)		DPLER (b)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Electric sales (millions of kWh)
Residential	4,120	4,224	4,120	4,224	33	—
Commercial	3,042	2,931	2,507	2,875	1,927	707
Industrial	2,642	2,717	2,517	2,702	2,350	1,800
Other retail	1,083	1,096	1,063	1,093	701	659
Total retail	10,887	10,968	10,207	10,894	5,011	3,166

Wholesale	1,825	2,170	1,913	2,110	—	—

Total	12,712	13,138	12,120	13,004	5,011	3,166

Operating revenues ($ in thousands)
Residential	$540,821	$520,599	$538,297	$520,571	$2,525	$29
Commercial	300,934	289,925	171,278	240,130	129,656	49,795
Industrial	200,963	196,780	58,506	96,636	142,456	100,144
Other retail	86,606	85,622	45,153	50,184	44,209	38,026
Other miscellaneous revenues	12,658	6,949	12,995	7,650	148	27
Total retail	1,141,982	1,099,875	826,229	915,171	318,994	188,021

Wholesale	101,748	110,473	333,207	263,236	—	—

RTO revenues	205,501	194,307	179,778	170,501	1,792	1,013

Other revenues	2,200	8,901	—	—	(6,210)	26

Total	$1,451,431	$1,413,556	$1,039,214	$1,348,908	$314,576	$189,060

Electric customers at end of period
Residential	453,860	454,783	453,860	454,783	8,434	30
Commercial	53,065	50,504	50,029	50,110	13,612	3,433
Industrial	1,917	1,803	1,755	1,770	789	504
Other	6,916	6,686	6,795	6,683	2,474	859

Total	515,758	513,776	512,439	513,346	25,309	4,826

(a)       This chart contains electric sales from DP&L’s generation and purchased power.  DP&L sold 4,330 million kWh and 3,091 million kWh of power to DPLER (a subsidiary of DPL) during the nine months ending September 30, 2011 and 2010, respectively, which are not included in DP&L wholesale sales volumes in the chart above.  These kWh sales also relate to DP&L retail customers within the DP&L service territory for distribution services and their inclusion in wholesale sales would result in a double counting of kWh volume.  The dollars of operating revenues associated with these sales are classified as wholesale revenues on DP&L’s Financial Statements and retail revenues on DPL’s Condensed Consolidated Financial Statements.  DP&L did not sell any power to MC Squared during either of these periods.

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

There was no change in our internal control over financial reporting during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and for the three months ended June 30, 2011, and the Notes to the Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in this Item 1 of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings, and certain new legal proceedings, since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Reports on form 10-Q for the three months ended March 31, 2011 and the three months ended June 30, 2011, and should be read in conjunction with these prior reports.

The following information is incorporated by reference into this Item:  (i)  information about the legal proceedings related to the Proposed Merger involving DPL and AES contained in Item 1 - Note 16 of Notes to Condensed Consolidated Financial Statements of this report; and (ii) information about the legal proceedings contained under the section entitled “Ohio Regulation” under the subsections of the section entitled “Environmental Matters” and under the section entitled “Legal and Other Matters” in Item 1 — Note 14 of Notes to Condensed Consolidated Financial Statements of this report.

Item 1a — Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report on Form 10-K and supplemented in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and for the three months ended June 30, 2011.  These reports may be obtained as discussed on Page 7 of this report.  The information in this Item 1a of our Quarterly Report on Form 10-Q restates, and provides updates on certain of the risk factors included in these prior reports.  If any of these events occur, our business, financial position or results of operation could be materially affected.

Fluctuations in our sales of coal and excess emission allowances could cause a material adverse effect on our results of operations, financial condition and cash flows for any particular period.

DP&L sells coal to other parties from time to time for reasons that include maintaining an appropriate balance between projected supply and projected use and as part of a coal price optimization program where coal under contract may be resold and replaced with other coal or power available in the market with a favorable price spread, adjusted for any quality differentials.  During 2010 and 2009, DP&L realized net gains from these sales.  Sales of coal are impacted by a range of factors, including price volatility among the different coal basins and qualities of coal, variations in power demand and the market price of power compared to the cost to produce power.  These factors could cause the amount and price of coal we sell to fluctuate, which could cause a material adverse impact on our results of operations, financial condition and cash flows for any particular period.

DP&L may sell its excess emission allowances, including NOx and SO2 emission allowances, from time to time.  Sales of any excess emission allowances are impacted by a range of factors, such as general economic conditions, fluctuations in market demand, availability of excess inventory available for sale and changes to the regulatory environment, including the enactment of the USEPA’s Cross-State Air Pollution Rule (“CSAPR”).  These factors could cause the amount and price of excess emission allowances DP&L sells to fluctuate, which could cause a material adverse effect on DPL’s results of operations, financial condition and cash flows for any particular period. There has been overall reduced trading activity in the annual NOx and SO2  emission allowance trading markets in recent years. This impact on the emission allowance trading market was due, in large part, to a court order calling into question the USEPA’s Clean Air Interstate Rule annual NOx and SO2 emission allowance trading programs and requiring the USEPA to issue new regulations to address the court order. The adoption of regulations that regulate emissions or establish or modify emission allowance trading programs, like the CSAPR, which was finalized on July 6, 2011, could impact the emission allowance trading markets and have a material effect on DP&L’s emission allowance sales.

DPL may be unable to obtain the approvals required to complete its Proposed Merger with The AES Corporation or, obtaining required governmental and regulatory approvals may require the combined company to comply with restrictions or conditions that may materially impact the anticipated benefits of the Proposed Merger.

On April 20, 2011, DPL announced the execution of a definitive merger agreement with The AES Corporation (the Merger Agreement), pursuant to which each outstanding share of DPL common stock will be converted into the right to receive cash in the amount of $30.00 per share.  The Proposed Merger is subject to the satisfaction or waiver of certain conditions and the receipt of all required regulatory approvals from, among others, the FERC and the PUCO.  These governmental authorities may impose conditions on the completion, or require changes to the terms, of the Proposed Merger, including restrictions or conditions on the business, operations, or financial performance of the combined company following consummation that may materially impact the anticipated benefits of the Proposed Merger.  These conditions or changes could have the effect of delaying completion of the Proposed Merger or imposing additional costs on or limiting the revenues of the combined company following the Proposed Merger.  A delay in the completion of the Proposed Merger beyond the termination date specified in the Merger Agreement due to, among other things, restrictions or conditions sought by governmental authorities could provide either party the right to terminate the Merger Agreement.

We are also subject to the risk that a required condition to the Proposed Merger may not be satisfied.  Both companies are targeting to complete the Proposed Merger in the fourth quarter of 2011 or first quarter of 2012, but are subject to uncertainties related to the timing needed to consummate the Proposed Merger.

In the event that the Merger is terminated prior to the completion of the Proposed Merger, DPL could incur significant transaction costs that could materially impact its financial performance and results.  Failure to complete the Proposed Merger could also negatively impact DPL’s stock price and its future business and financial results.

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

DPL and its directors have been named and AES and Dolphin Sub, Inc. have also been named, as defendants in purported class action and derivative action lawsuits filed by certain of our shareholders challenging the Proposed Merger and seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms.  We could also be subject to additional litigation related to the Proposed Merger, whether or not it is consummated.  If any plaintiff is successful in obtaining an injunction prohibiting the parties from completing the Proposed Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Proposed Merger in the expected timeframe or altogether.  While we currently believe that any such litigation is without merit, these matters create additional uncertainty relating to the consummation of the proposed transaction and defending such matters is costly and distracting to management.

Push-down accounting adjustments in connection with the Proposed Merger may have a material effect on DPL’s future financial results.

Under U.S. GAAP, pursuant to FASC No. 805 and Staff Accounting Bulletin Topic 5.J “New Basis of Accounting Required in Certain Circumstances”, when an acquisition results in an entity becoming substantially wholly owned, push-down accounting is applied in the acquired entity’s separate financial statements.  Push-down accounting requires that the fair value adjustments and goodwill or negative goodwill identified by the acquiring entity be pushed down and reflected in the financial statements of the acquired entity.  As a result, following the consummation of the Proposed Merger and the completion by AES of its purchase price allocation, the cost basis of certain of DPL’s assets and liabilities will be adjusted and any resulting goodwill or negative goodwill will be allocated and pushed down to DPL.  Although we believe that AES is still in the preliminary stages of determining the adjustments, which will be based on preliminary purchase price allocations and preliminary valuations of DPL’s assets and liabilities (which will be subject to change within the applicable measurement period), these adjustments could have a material effect on DPL’s future financial condition and results of operations, including but not limited to increased depreciation, amortization, impairment and other non-cash charges.  As a result, DPL’s actual future results may not be comparable with results in prior periods.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Removed and Reserved

Item 5 — Other Information

None

Item 6 — Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X		10(a)

Credit Agreement, dated as of August 24, 2011, among DPL Inc., PNC Bank, National Association, as Administrative Agent, Bank of America, N.A., Fifth Third Bank and U.S. Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent, and the other lenders party to the Credit Agreement

Exhibit 10.1 to Report on Form 8-K filed August 30, 2011 (File No. 1-9052)

X		10(b)

Credit Agreement, dated as of August 24, 2011, among DPL Inc., U.S. Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, Bank of America, N.A., Fifth Third Bank and PNC Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent, and the other lenders party to the Credit Agreement

Exhibit 10.2 to Report on Form 8-K filed August 30, 2011 (File No. 1-9052)

X	X	10(c)

Credit Agreement, dated as of August 24, 2011, among The Dayton Power and Light Company, Fifth Third Bank, as Administrative Agent, Swing Line Lender and an L/C Issuer, Bank of America, N.A., U.S. Bank, National Association and PNC Bank, National Association, as Co-Syndication Agents, Bank of America, N.A., as Documentation Agent, and the other lenders party to the Credit Agreement

Exhibit 10.3 to Report on Form 8-K filed August 30, 2011 (File No. 1-2385)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS

X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH

X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL

X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF

X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB

X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	October 27, 2011	/s/ Paul M. Barbas
Paul M. Barbas
President and Chief Executive Officer
(principal executive officer)

	October 27, 2011	/s/ Frederick J. Boyle
Frederick J. Boyle
Senior Vice President, and Chief Financial Officer
(principal financial officer)

	October 27, 2011	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President, Controller and Chief Accounting Officer
(principal accounting officer)