Form 10-K/A
period 2011-12-31
DAYTON POWER & LIGHT CO; DPL INC
filed 2012-03-28
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012 (the “Form 10-K”), in order to file the interactive data files in eXtensible Business Language (XBRL) format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K. These XBRL documents did not attach properly to the initial Form 10-K filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31(a) – (d) and Exhibits 32(a) – (d) by our Chief Executive Officer and Chief Financial Officer.

Except as described above, no other changes have been made to the Form 10-K and we are not amending any other part of, or updating any other disclosures made in, the Form 10K.

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

3.               Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Agreement and Plan of Merger, dated as of April 19, 2011, by and among DPL Inc., The AES Corporation and Dolphin Sub, Inc.	Exhibit 2.1 to Report on Form 8-K filed April 20, 2011 (File No. 1-9052)

X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)

X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)

	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(b) to Report on Form 10-K/A for the year ended December 31, 1991 (File No. 1-2385)

	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)

X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)

X	X	4(c)	Forty-Second Supplemental Indenture dated as of September 1, 2003, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	4(d)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)

X		4(e)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location
X		4(f)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630

X		4(g)

Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein, and several Holders as defined therein

Exhibit 4(c) to Registration Statement No. 333-74630

X	X	4(h)	Forty-Fourth Supplemental Indenture dated as of September 1, 2006 between the Bank of New York, Trustee and The Dayton Power and Light Company	Exhibit 4(s) to Report on Form 10-K for the year ended December 31, 2009 (File No. 1-2385)

X	X	4(i)	Forty-Sixth Supplemental Indenture dated as of December 1, 2008 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4(x) to Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2385)

X		4(j)	Indenture, dated October 3, 2011, between Dolphin Subsidiary II, Inc. and Wells Fargo Bank, National Association	Exhibit 4.1 to Report on Form 8-K filed October 5, 2011 by The AES Corporation (File No. 1-12291)

		4(k)	Supplemental Indenture, dated as of November 28, 2011, between DPL Inc. and Wells Fargo Bank, National Association	Exhibit 4(k) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)

X		4(l)	Registration Rights Agreement, dated October 3, 2011, between Dolphin Subsidiary II, Inc. and Merrill Lynch Pierce Fenner & Smith Incorporated and each of the initial purchasers named therein	Exhibit 4(l) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)

X	X	10(a)	Credit Agreement, dated as of April 20, 2010, among the Dayton Power and Light Company, Bank of America, N.A., as Administrative Agent and an L/C Issuer, and the lenders party to the Credit Agreement	Exhibit 10.1 to Form 8-K filed April 22, 2010 (File No. 1-2385)

X	X	10(b)

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

Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)

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

Exhibit 10(b) to Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-2385)

X	X	21	List of Subsidiaries of DPL Inc. and The Dayton Power and Light Company	Exhibit 21 to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location
	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS

X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH

X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL

X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF

X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB

X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this amendment to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.

March 28, 2012	By:	/s/ Philip Herrington
Philip Herrington
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

March 28, 2012	By:	/s/ Philip Herrington
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