Form 10-Q
period 2012-03-31
DAYTON POWER & LIGHT CO; DPL INC
filed 2012-05-04
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company

DPL Inc. and The Dayton Power and Light Company

Index (cont.)

	Item 5	Other Information	110

	Item 6	Exhibits	111

Other

	Signatures		113

	Certifications

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-Q:

Abbreviation or Acronym	Definition

AES	The AES Corporation, a global power company, the ultimate parent company of DPL

AMI	Advanced Metering Infrastructure

AOCI	Accumulated Other Comprehensive Income

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update

CFTC	Commodity Futures Trading Commission

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CSAPR	Cross-State Air Pollution Rule

CSP

Columbus Southern Power Company, a subsidiary of American Electric Power Company, Inc. (“AEP”). Columbus Southern Power Company merged into the Ohio Power Company, another subsidiary of AEP, effective December 31, 2011

CO2	Carbon Dioxide

CCEM	Customer Conservation and Energy Management

CRES	Competitive Retail Electric Service

DPL	DPL Inc.

DPLE	DPL Energy, LLC, a wholly owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales

DPLER	DPL Energy Resources, Inc., a wholly owned subsidiary of DPL which sells competitive electric energy and other energy services

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

FASB	Financial Accounting Standards Board

FASC	FASB Accounting Standards Codification

FASC 805	FASB Accounting Standards Codification 805, “Business Combinations”

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K/A for the fiscal year ending December 31, 2011, which was filed on March 28, 2012

FTRs	Financial Transmission Rights

GLOSSARY OF TERMS (CONT.)

Abbreviation or Acronym	Definition

GAAP	Generally Accepted Accounting Principles in the United States of America

GHG	Greenhouse Gas

IFRS	International Financial Reporting Standards

kWh	Kilowatt hours

MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier wholly owned by DPLER which was purchased on February 28, 2011

Merger

The merger of DPL and Dolphin Sub, Inc. (a wholly owned subsidiary of AES) in accordance with the terms of the Merger agreement. At the Merger date, Dolphin Sub, Inc. was merged into DPL, leaving DPL as the surviving company. As a result of the Merger, DPL became a wholly owned subsidiary of AES.

Merger agreement

The Agreement and Plan of Merger dated April 19, 2011 among DPL, The AES Corporation (“AES”), and Dolphin Sub, Inc., a wholly owned subsidiary of AES, whereby AES agreed to acquire DPL for $30 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of existing debt. Upon closing, DPL became a wholly owned subsidiary of AES.

Merger date	November 28, 2011, the date of the closing of the merger of DPL and Dolphin Sub, Inc., a wholly owned subsidiary of AES.

MRO	Market Rate Option, a plan available to be filed with the PUCO pursuant to Ohio law

MTM	Mark to Market

MVIC

Miami Valley Insurance Company, a wholly owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly owned facilities operated by DP&L

NERC	North American Electric Reliability Corporation

NOV	Notice of Violation

NOx	Nitrogen Oxide

NPDES	National Pollutant Discharge Elimination System

NYMEX	New York Mercantile Exchange

OAQDA	Ohio Air Quality Development Authority

Ohio EPA	Ohio Environmental Protection Agency

OTC	Over-The-Counter

OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest

PJM	PJM Interconnection, LLC, a regional transmission organization

Predecessor	DPL prior to November 28, 2011, the date AES acquired DPL

PRP	Potentially Responsible Party

PUCO	Public Utilities Commission of Ohio

RSU	Restricted Stock Units

RTO	Regional Transmission Organization

GLOSSARY OF TERMS (cont.)

Abbreviation or Acronym	Definition

RPM	Reliability Pricing Model

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

SCR	Selective Catalytic Reduction

SEC	Securities and Exchange Commission

SECA	Seams Elimination Charge Adjustment

SERP	Supplemental Executive Retirement Plan

SO2	Sulfur Dioxide

SO3	Sulfur Trioxide

SSO	Standard Service Offer which represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers within DP&L’s service territory

Successor	DPL after its acquisition by AES

TCRR	Transmission Cost Recovery Rider

USEPA	U.S. Environmental Protection Agency

USF	Universal Service Fund

VRDN	Variable Rate Demand Note

This report includes the combined filing of DPL and DP&L.  On November 28, 2011, DPL became a wholly owned subsidiary of AES, a global power company.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

FORWARD-LOOKING STATEMENTS

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

Item 1 — Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
$ in millions except per share amounts	Successor	Predecessor

Revenues	$434.0	$480.6

Cost of revenues:
Fuel	97.4	99.7
Purchased power	94.8	120.8
Amortization of intangibles	27.8	—
Total cost of revenues	220.0	220.5

Gross margin	214.0	260.1

Operating expenses:
Operation and maintenance	101.7	99.3
Depreciation and amortization	31.4	35.1
General taxes	21.7	24.8
Total operating expenses	154.8	159.2

Operating income	59.2	100.9

Other income / (expense), net:
Investment income	0.1	0.1
Interest expense	(29.6)	(16.9)
Charge for early redemption of debt	—	(15.3)
Other income / (deductions)	(0.3)	(0.5)
Total other income / (expense), net	(29.8)	(32.6)

Earnings before income tax	29.4	68.3

Income tax expense	7.7	24.8
Net income	$21.7	$43.5

Average number of common shares outstanding (millions):
Basic	N/A	114.0
Diluted	N/A	114.5

Earnings per share of common stock:
Basic	N/A	$0.38
Diluted	N/A	$0.38

Dividends paid per share of common stock	N/A	$0.3325

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended
	March 31,
	2012	2011
$ in millions	Successor	Predecessor

Net income (loss)	$21.7	$43.5

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $(0.2) and $0.0, respectively	0.4	—

Total change in fair value of available-for-sale securities	0.4	—

Derivative activity:
Change in derivative fair value, net of income tax expense of $(4.2) and $(1.1), respectively	7.6	2.1
Reclassification of earnings, net of income tax (expense) / benefit of $0.6 and $0.2, respectively	(0.9)	(0.9)

Total change in fair value of derivatives	6.7	1.2

Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.0) and $0.4, respectively	—	1.2

Total change in unfunded pension obligation	—	1.2

Other comprehensive income / (loss)	7.1	2.4

Net comprehensive income / (loss)	$28.8	$45.9

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
$ in millions	Successor	Predecessor
Cash flows from operating activities:
Net income	$21.7	$43.5
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	31.4	35.1
Amortization of other assets	27.8	—
Amortization of debt market value adjustments	(4.7)
Deferred income taxes	(9.2)	33.7
Charge for early redemption of debt	—	15.3
Changes in certain assets and liabilities:
Accounts receivable	(3.4)	11.9
Inventories	(0.6)	1.3
Taxes applicable to subsequent years	22.9	15.9
Deferred regulatory costs, net	7.2	12.8
Accounts payable	(1.8)	(5.1)
Accrued taxes payable	(21.6)	(28.4)
Accrued interest payable	29.1	(1.2)
Pension, retiree and other benefits	2.1	(41.2)
Unamortized investment tax credit	—	(0.7)
Insurance and claims costs	0.8	2.2
Other	(7.1)	(3.1)
Net cash provided by operating activities	94.6	92.0

Cash flows from investing activities:
Capital expenditures	(54.0)	(43.0)
Purchase of MC Squared	—	(8.2)
Purchases of short-term investments and securities	—	(1.7)
Sales of short-term investments and securities	—	60.8
Other investing activities, net	—	2.1
Net cash (used for) / provided by investing activities	(54.0)	10.0

Cash flows from financing activities:
Dividends paid on common stock	(45.0)	(37.8)
Contributions to additional paid-in capital from parent	2.0	—
Payment to former warrant holders	(9.0)	—
Early redemption of Capital Trust II notes	—	(122.0)
Premium paid for early redemption of debt	—	(12.2)
Payment of MC Squared debt	—	(13.5)
Withdrawals from revolving credit facilities	—	50.0
Repayment of borrowing from revolving credit facilities	—	(20.0)
Net cash (used for) / provided by financing activities	(52.0)	(155.5)

Cash and cash equivalents:
Net change	(11.4)	(53.5)
Balance at beginning of period	173.5	124.0
Cash and cash equivalents at end of period	$162.1	$70.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$5.7	$18.1
Income taxes paid, net	$7.0	$—
Non-cash financing and investing activities:
Accruals for capital expenditures	$24.1	$18.3
Long-term liability incurred for purchase of plant assets	$—	$18.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
	2012	2011
$ in millions	Successor
ASSETS

Current assets:
Cash and cash equivalents	$162.1	$173.5
Accounts receivable, net (Note 3)	224.4	219.1
Inventories (Note 3)	126.4	125.8
Taxes applicable to subsequent years	53.6	76.5
Regulatory assets, current (Note 4)	15.2	20.2
Other prepayments and current assets	37.5	36.2
Total current assets	619.2	651.3

Property, plant and equipment:
Property, plant and equipment	2,482.3	2,431.0
Less: Accumulated depreciation and amortization	(41.1)	(7.5)
	2,441.2	2,423.5

Construction work in process	151.1	152.3
Total net property, plant and equipment	2,592.3	2,575.8

Other noncurrent assets:
Regulatory assets, non-current (Note 4)	172.9	177.8
Goodwill	2,489.3	2,489.3
Intangible assets, net of amortization	133.8	161.5
Other deferred assets	49.3	51.8
Total other noncurrent assets	2,845.3	2,880.4

Total Assets	$6,056.8	$6,107.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

			At	At
			March 31,	December 31,
			2012	2011
$ in millions			Successor
LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt (Note 6)			$0.4	$0.4
Accounts payable			103.3	111.1
Accrued taxes			94.7	76.3
Accrued interest			59.5	30.2
Customer security deposits			16.4	15.9
Regulatory liabilities, current (Note 4)			—	0.6
Insurance and claims costs			15.0	14.2
Other current liabilities			48.7	56.1
Total current liabilities			338.0	304.8

Noncurrent liabilities:
Long-term debt (Note 6)			2,624.1	2,628.9
Deferred taxes (Note 7)			543.1	549.4
Regulatory liabilities, non-current (Note 4)			118.5	118.6
Pension, retiree and other benefits			47.7	47.5
Unamortized investment tax credit			3.7	3.6
Other deferred credits			146.8	205.6
Total noncurrent liabilities			3,483.9	3,553.6

Redeemable preferred stock of subsidiary			18.4	18.4

Commitments and contingencies (Note 13)

Common shareholder’s equity:
Common stock:	Successor
No par value
	March 31, 2012	December 31, 2011
Shares authorized	1,500	1,500
Shares issued	1	1
Shares outstanding	1	1	—	—
Other paid-in capital			2,239.3	2,237.3
Accumulated other comprehensive income / (loss)			6.7	(0.4)
Retained earnings / (deficit)			(29.5)	(6.2)
Total common shareholder’s equity			2,216.5	2,230.7
Total Liabilities and Shareholder’s Equity			$6,056.8	$6,107.5

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Overview and Summary of Significant Accounting Policies

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  DPL’s two reportable segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER operations, which include the operations of DPLER’s wholly owned subsidiary MC Squared.  Refer to Note 14 for more information relating to these reportable segments.

On November 28, 2011, DPL was acquired by AES in the Merger and DPL became a wholly owned subsidiary of AES.  See Note 2.

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

DPLER sells competitive retail electric service, under contract, to residential, commercial and industrial customers.  DPLER’s operations include those of its wholly owned subsidiary, MC Squared, which was acquired on February 28, 2011.  DPLER has more than 45,000 customers currently located throughout Ohio and Illinois.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the area.

DPL’s other significant subsidiaries include DPLE, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity and MVIC, our captive insurance company that provides insurance services to us and our subsidiaries.  All of DPL’s subsidiaries are wholly owned.

DPL also has a wholly owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

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

DPL and its subsidiaries employed 1,494 people as of March 31, 2012, of which 1,450 employees were employed by DP&L.  Approximately 53% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

Financial Statement Presentation

DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP.  DP&L’s undivided ownership interests in certain coal-fired generating plants are included in the financial statements at amortized cost, which was adjusted to fair value at the Merger date.  Operating revenues and expenses are included on a pro-rata basis in the corresponding lines in the Condensed Consolidated Statement of Operations.  See Note 5 for more information.

Certain excise taxes collected from customers have been reclassified out of operating expenses in the 2011 presentation to conform to AES’ presentation of these items.  These taxes are presented net within revenue.  Certain immaterial amounts from prior periods have been reclassified to conform to the current reporting presentation.

All material intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2011.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial condition as of March 31, 2012; our results of operations for the three months ended March 31, 2012 and our cash flows for the three months ended March 31, 2012.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2012 may not be indicative of our results that will be realized for the full year ending December 31, 2012.

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

On November 28, 2011, AES completed the Merger with DPL.  As a result of the Merger, DPL is an indirectly wholly owned subsidiary of AES.  DPL’s basis of accounting incorporates the application of FASC 805, “Business Combinations” (FASC 805) as of the date of the Merger. FASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the Merger date.  DPL’s Condensed Consolidated Financial Statements and accompanying footnotes have been segregated to present pre-merger activity as the “Predecessor” Company and post-merger activity as the “Successor” Company.  Purchase accounting impacts, including goodwill recognition, have been “pushed down” to DPL, resulting in the assets and liabilities of DPL being recorded at their respective fair values as of November 28, 2011.  These adjustments are subject to change as AES finalizes its purchase price allocation during the applicable measurement period.

As a result of the push down accounting, DPL’s Condensed Consolidated Statements of Operations subsequent to the Merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair value.  Therefore, the DPL financial data prior to the Merger will not generally be comparable to its financial data subsequent to the Merger.

DPL remeasured the carrying amount of all of its assets and liabilities to fair value, which resulted in the recognition of approximately $2,489.3 million of goodwill.  FASC 350, “Intangibles — Goodwill and Other,” requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently if impairment indicators are present.  In evaluating the potential impairment of goodwill, we make estimates and assumptions about revenue, operating cash flows, capital expenditures, growth rates and discount rates based on our budgets and long term forecasts, macroeconomic projections, and current market expectations of returns on similar assets.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  Generally, the fair value of a reporting unit is determined using a discounted cash flow valuation model.  We could be required to evaluate the potential impairment of goodwill outside of the required annual assessment process if we experience situations, including but not limited to: deterioration in general economic conditions; changes to our operating or regulatory environment; increased competitive environment; increase in fuel costs particularly when we are unable to pass its effect to customers; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; or adverse actions or assessments by a regulator.  These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods.

As part of the purchase accounting, values were assigned to various intangible assets, including customer relationships, customer contracts and the value of our electric security plan.

Sale of Receivables

In the first quarter of 2012, DPLER began selling receivables from DPLER customers in Duke Energy’s territory to Duke Energy.  These sales are at face value for cash at the billed amounts for DPLER customers’ use of energy.  There is no recourse or any other continuing involvement associated with the sold receivables.  Total receivables sold during the three months ended March 31, 2012 was $2.0 million.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property, cost also includes capitalized interest.  Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.  AFUDC and capitalized interest was $1.4 million and $1.1 million during the three months ended March 31, 2012 and 2011, respectively.

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

Intangibles

Intangibles include emission allowances, renewable energy credits, customer relationships, customer contracts and the value of our ESP.  Emission allowances are carried on a first-in, first-out (FIFO) basis for purchased emission allowances.  In addition, we recorded emission allowances at their fair value as of the Merger date.  Net gains or losses on the sale of excess emission allowances, representing the difference between the sales proceeds and the cost of emission allowances, are recorded as a component of our fuel costs and are reflected in Operating income when realized.  During the three months ended March 31, 2012 and 2011, DP&L had no gains for the sale of emission allowances.  Beginning in January 2010, part of the gains on emission allowances were used to reduce the overall fuel rider charged to our SSO retail customers.

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

Prior to the Merger date, emission allowances and renewable energy credits were carried as inventory.  Emission allowances and renewable energy credits are now carried as intangibles in accordance with AES’ policy.  The amounts for 2011 have been reclassified to reflect this change in presentation.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DPL collects certain excise taxes levied by state or local governments from its customers.  Prior to the Merger date, certain excise and other taxes were recorded gross.  Effective on the Merger date, these taxes are accounted for on a net basis and recorded as a reduction in revenues for presentation in accordance with AES policy.  The amounts for the three months ended March 31, 2012 and 2011 were $13.2 million and $14.0 million, respectively.  The 2011 amount was reclassified to conform to this presentation.

Share-Based Compensation

We measure the cost of employee services received and paid with equity instruments based on the fair-value of such equity instrument on the grant date.  This cost is recognized in results of operations over the period that employees are required to provide service.  Liability awards are initially recorded based on the fair-value of equity instruments and are to be re-measured for the change in stock price at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital.  The reduction in income taxes payable from the excess tax benefits is presented in the Condensed Consolidated Statements of Cash Flows within Cash flows from financing activities.  As a result of the Merger (see Note 2), vesting of all DPL share-based awards was accelerated as of the Merger date, and none are in existence at March 31, 2012.

Recently Issued Accounting Standards

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) effective for interim and annual reporting periods beginning on or after January 1, 2013.  We expect to adopt this ASU on January 1, 2013.  This standard updates FASC Topic 210, “Balance Sheet.”  ASU 2011-11 updates the disclosures for financial instruments and derivatives to provide more transparent information around the offsetting of assets and liabilities. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and/or subject to an agreement similar to a master netting agreement.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Recently Adopted Accounting Standards

Fair Value Disclosures

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurements” (ASU 2011-04) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC 820, “Fair Value Measurements.”  ASU 2011-04 essentially converges US GAAP guidance on fair value with the IFRS guidance.  The ASU requires more disclosures around Level 3 inputs.  It also increases reporting for financial instruments disclosed at fair value but not recorded at fair value and provides clarification of blockage factors and other premiums and discounts.  These new rules did not have a material effect on our overall results of operations, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC 220, “Comprehensive Income.”  ASU 2011-05 essentially converges US GAAP guidance on the presentation of comprehensive income with the IFRS guidance.  The ASU requires the presentation of comprehensive income in one continuous financial statement or two separate but consecutive statements.  Any reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the Statement of Comprehensive Income.  These new rules did not have a material effect on our overall results of operations, financial position or cash flows.

Goodwill Impairment

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC 350, “Intangibles-Goodwill and Other.”  ASU 2011-08 allows an entity to first test Goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit has been impaired; if so, then the two-step impairment test is performed.  We will incorporate these new requirements in our future goodwill impairment testing.

2.     Business Combination

On November 28, 2011, AES completed its acquisition of DPL.  AES paid cash consideration of approximately $3,483.6 million.  The allocation of the purchase price was based on the estimated fair value of assets acquired and liabilities assumed.  In addition, Dolphin Subsidiary II, Inc. (a wholly owned subsidiary of AES) issued $1,250.0 million of debt, which, as a result of the merger of DPL and Dolphin Subsidiary II, Inc. was assumed by DPL.  As of March 31, 2012, there have been no changes to the preliminary valuations assigned to the assets acquired and liabilities assumed at the Merger date.  It is likely that the value of the generation business related property, plant and equipment, the intangible asset related to the ESP with its regulated customers and long-term coal contracts, the 4.9% equity ownership interest in OVEC, and deferred taxes could change as the valuation process is finalized.  DPLER, DPL’s wholly owned CRES provider, will also likely have changes in its initial purchase price allocation for the valuation of its intangible assets for the trade name, and customer relationships and contracts.

3.     Supplemental Financial Information

	At	At
	March 31,	December 31,
	2012	2011
$ in millions	Successor
Accounts receivable, net:
Unbilled revenue	$61.0	$72.4
Customer receivables	115.8	113.2
Amounts due from partners in jointly-owned plants	31.2	29.2
Coal sales	9.2	1.0
Other	8.3	4.4
Provision for uncollectible accounts	(1.1)	(1.1)
Total accounts receivable, net	$224.4	$219.1

Inventories, at average cost:
Fuel and limestone	$84.0	$84.2
Plant materials and supplies	40.6	39.8
Other	1.8	1.8
Total inventories, at average cost	$126.4	$125.8

Accumulated Other Comprehensive Income (Loss)

AOCI is included on our balance sheets within the Common shareholder’s equity sections. The following table provides the components that constitute the balance sheet amounts in AOCI at March 31, 2012 and December 31, 2011:

	At	At
	March 31,	December 31,
	2012	2011
$ in millions	Successor

Financial instruments, net of tax	$0.4	$—
Cash flow hedges, net of tax	6.2	(0.5)
Pension and postretirement benefits, net of tax	0.1	0.1
Total	$6.7	$(0.4)

4.  Regulatory Assets and Liabilities

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

Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected.

The following table presents DPL’s regulatory assets and liabilities:

			At	At
	Type of	Amortization	March 31,	December 31,
$ in millions	Recovery (a)	Through	2012	2011
Current Regulatory Assets:
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	$2.8	$4.7
Power plant emission fees	C	Ongoing	3.1	4.8
Fuel and purchased power recovery costs	C	Ongoing	9.3	10.7
Total current regulatory assets			$15.2	$20.2

Non-current Regulatory Assets:
Deferred recoverable income taxes	B/C	Ongoing	$23.3	$24.1
Pension benefits	C	Ongoing	90.5	92.1
Unamortized loss on reacquired debt	C	Ongoing	12.6	13.0
Regional transmission organization costs	D	2014	3.7	4.1
Deferred storm costs - 2008	D		18.2	17.9
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	6.9	8.8
Consumer education campaign	D		3.0	3.0
Retail settlement system costs	D		3.1	3.1
Other costs			5.0	5.1
Total non-current regulatory assets			$172.9	$177.8

Current Regulatory Liabilities:
Other	C	Ongoing	—	0.6
Total current regulatory liabilities			$—	$0.6

Non-current Regulatory Liabilities:
Estimated costs of removal - regulated property			$112.5	$112.4
Postretirement benefits			6.0	6.2
Total non-current regulatory liabilities			$118.5	$118.6

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  As part of the PUCO approval process, an outside auditor is hired to review fuel costs and the fuel procurement process.  We received the audit report for 2011 on April 27, 2012.  We will have further discussions with interested parties concerning the audit report in the second quarter of 2012.

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

Retail settlement system costs represent costs to implement a retail settlement system that reconciles the energy a CRES supplier delivers to its customers and what its customers actually use.  Based on case precedent in other utilities’ cases, the costs are recoverable through a future DP&L rate proceeding.

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

5.  Ownership of Coal-fired Facilities

DP&L and certain other Ohio utilities have undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of March 31, 2012, DP&L had $55.0 million of construction work in process at such facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned plant.

DP&L’s undivided ownership interest in such facilities as well as our wholly owned coal fired Hutchings station at March 31, 2012, is as follows:

			DP&L Investment
	DP&L Share		(adjusted to fair value at Merger date)
						SCR and FGD
						Equipment
		Summer			Construction	Installed
		Production	Gross Plant	Accumulated	Work in	and in
	Ownership	Capacity	in Service	Depreciation	Process	Service
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)	(Yes/No)
Production Units:
Beckjord Unit 6	50.0	207	$—	$—	$—	No
Conesville Unit 4	16.5	129	—	—	3	Yes
East Bend Station	31.0	186	—	—	5	Yes
Killen Station	67.0	402	332	1	6	Yes
Miami Fort Units 7 and 8	36.0	368	238	2	2	Yes
Stuart Station	35.0	808	189	—	11	Yes
Zimmer Station	28.1	365	159	—	28	Yes
Transmission (at varying percentages)			34	1	—
Total		2,465	$952	$4	$55

Wholly-owned production unit:
Hutchings Station	100.0	365	$—	$—	$—	No

Currently, our coal-fired generation units at Hutchings and Beckjord do not have the SCR and FGD emission-control equipment installed.  DP&L owns 100% of the Hutchings station and has a 50% interest in Beckjord Unit 6.  On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by Duke Energy to PJM, dated February 1, 2012, of a planned April 1, 2015 deactivation of this unit.  Beckjord Unit 6 was valued at zero at the Merger date.  We are considering options for the Hutchings station, but have not yet made a final decision.  We do not believe that any accruals are needed related to the Hutchings station.

DPL revalued DP&L’s investment in the above plants at the estimated fair value for each plant at the Merger date.

6.   Debt Obligations

Long-term Debt

	At	At
	March 31,	December 31,
$ in millions	2012	2011
	Successor
First mortgage bonds maturing in October 2013 - 5.125%	$498.9	$503.6
Pollution control series maturing in January 2028 - 4.70%	36.1	36.1
Pollution control series maturing in January 2034 - 4.80%	179.6	179.6
Pollution control series maturing in September 2036 - 4.80%	96.2	96.2
Pollution control series maturing in November 2040 - variable rates: 0.04% - 0.20% and 0.06% - 0.32% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.20%	18.5	18.5
	929.3	934.0

Obligation for capital lease	0.3	0.4
Unamortized debt discount	—	—
Total long-term debt at subsidiary	929.6	934.4

Bank Term Loan - variable rates: 2.25% - 2.30% and 1.48% - 4.25% (b)	425.0	425.0
Senior unsecured bonds maturing October 2016 - 6.50%	450.0	450.0
Senior unsecured bonds maturing October 2021 - 7.25%	800.0	800.0
Note to DPL Capital Trust II maturing in September 2031 - 8.125%	19.5	19.5
Total long-term debt	$2,624.1	$2,628.9

Current portion - Long-term Debt

	At	At
	March 31,	December 31,
	2012	2011
$ in millions	Successor
U.S. Government note maturing in February 2061 - 4.20%	$0.1	$0.1
Obligation for capital lease	0.3	0.3
Total current portion - long-term debt at subsidiary	$0.4	$0.4

(a)  Range of interest rates for the three months ended March 31, 2012 and the twelve months ended December 31, 2011, respectively.

(b)  Range of interest rates for the three months ended March 31, 2012 and from the draw-down of the loan in August 2011 through December 31, 2011, respectively.

All debt outstanding at the Merger date was revalued at the estimated fair value.  At March 31, 2012, maturities of long-term debt, including capital lease obligations, are summarized as follows:

$ in millions	DPL
Due within one year	$0.4
Due within two years	470.4
Due within three years	425.2
Due within four years	0.1
Due within five years	450.1
Thereafter	1,252.9
2,599.1

Unamortized adjustments to market value from purchase accounting	25.4
Total long-term debt	$2,624.5

Premiums or discounts recognized at the Merger date are amortized over the life of the debt using the effective interest method.

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit issued by JPMorgan Chase Bank, N.A.  This letter of credit facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  Fees associated with this letter of credit facility were not material during the three months ended March 31, 2012 and 2011.

On April 20, 2010, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million. DP&L had no outstanding borrowings under this credit facility at March 31, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2012 and 2011.  This facility also contains a $50 million letter of credit sublimit.  As of March 31, 2012, DP&L had no outstanding letters of credit against the facility.

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

On August 24, 2011, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.  DP&L had no outstanding borrowings under this credit facility at March 31, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2012.  This facility also contains a $50 million letter of credit sublimit.  As of March 31, 2012, DP&L had no outstanding letters of credit against the facility.

On August 24, 2011, DPL entered into a $125.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.  DPL had no outstanding borrowings under this credit facility at March 31, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2012.  This facility may also be used to issue letters of credit up to the $125 million limit.  As of March 31, 2012, DPL had no outstanding letters of credit against the facility.

On August 24, 2011, DPL entered into a $425.0 million unsecured term loan agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.  DPL has borrowed the entire $425 million available under the facility at March 31, 2012.  Fees associated with this term loan were not material during the three months ended March 31, 2012.

In connection with the closing of the Merger (see Note 2), DPL assumed $1,250.0 million of debt that Dolphin Subsidiary II, Inc., a subsidiary of AES,  issued on October 3, 2011 to partially finance the Merger.  The $1,250.0 million was issued in two tranches. The first tranche was $450.0 million of five year senior unsecured notes issued with a 6.50% coupon maturing on October 15, 2016.  The second tranche was $800.0 million of ten year senior unsecured notes issued with a 7.25% coupon maturing on October 15, 2021.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.

7.   Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011

DPL	26.0%	36.3%

Income tax expense for the three months ended March 31, 2012 and 2011 were calculated using the estimated annual effective income tax rates for 2012 and 2011 and reflect estimated annual effective income tax rates of 25.6% and 33.7%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2011, DPL increased income tax expense by $1.8 million by increasing deferred state income taxes by $2.0 million and decreasing other estimated tax liabilities by $0.2 million.

For the three months ended March 31, 2012, the decrease in DPL’s effective tax rate compared to the same period in 2011 primarily reflects decreased pre-tax earnings.

Deferred tax liabilities for DPL decreased by approximately $6.3 million during the three months ended March 31, 2012.  These decreases were primarily related to amortization and depreciation.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010 and has continued through the current quarter.  At this time, we do not expect the results of this examination to have a material impact on our financial statements.

8.     Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three months ended March 31, 2012.  DP&L made a discretionary contribution of $40.0 million to the defined benefit plan in the three months ended March 31, 2011.

The amounts presented in the following tables for pension include both the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the three months ended March 31, 2012 and 2011 was:

Net Periodic Benefit Cost / (Income)

	Pension		Postretirement
	Successor	Predecessor	Successor	Predecessor
$ in millions	2012	2011	2012	2011
Service cost	$1.5	$1.4	$0.1	$—
Interest cost	4.3	4.3	0.3	0.3
Expected return on assets (a)	(5.7)	(6.1)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial (gain) / loss	1.2	2.3	(0.2)	(0.2)
Prior service cost	0.4	0.5	—	—
Net periodic benefit cost / (income) before adjustments	$1.7	$2.4	$0.1	$—

(a)         For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets for the 2012 and 2011 net periodic benefit cost was approximately $336 million and $316 million, respectively.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments and Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2012	$17.3	$1.8
2013	$22.7	$2.3
2014	$23.2	$2.2
2015	$23.8	$2.0
2016	$24.0	$1.9
2017 - 2021	$124.4	$7.5

9.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other methods exist.  The fair value of our financial instruments represents estimates of possible value that may not be realized in the future.  The table below presents the fair value and cost of our non-derivative instruments at March 31, 2012 and December 31, 2011.  See also Note 10 of Notes to Condensed Consolidated Financial Statements for the fair values of our derivative instruments.

	Successor
	At March 31,		At December 31,
	2012		2011
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money Market Funds	$0.2	$0.2	$0.2	$0.2
Equity Securities	3.9	5.0	3.9	4.4
Debt Securities	5.1	5.5	5.0	5.5
Multi-Strategy Fund	0.3	0.3	0.3	0.2
Total Assets	$9.5	$11.0	$9.4	$10.3

Liabilities
Debt	$2,624.5	$2,723.4	$2,629.3	$2,710.6

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

DPL had $0.6 million ($0.4 million after tax) of unrealized gains and immaterial losses on the Master Trust assets in AOCI at March 31, 2012 and immaterial unrealized gains and losses in AOCI at December 31, 2011.

Due to the liquidation of the DPL Inc. common stock held in the Master Trust, there is sufficient cash to cover the next twelve months of benefits payable to employees covered under the benefit plans.  Therefore, no unrealized gains or losses are expected to be transferred to earnings since we will not need to sell any investments in the next twelve months.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of March 31, 2012.  These assets are part of the Master Trust.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of March 31, 2012, DPL did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit (Successor)

$ in millions	Fair Value at March 31, 2012	Fair Value at December 31, 2011	Unfunded Commitments
Money Market Fund (a)	$0.2	$0.2	$—

Equity Securities (b)	5.0	4.4	—

Debt Securities (c)	5.5	5.5	—

Multi-Strategy Fund (d)	0.3	0.2	—

Total	$11.0	$10.3	$—

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

The fair value of assets and liabilities at March 31, 2012 and December 31, 2011 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (Successor)
		Level 1	Level 2	Level 3		Fair Value on
	Fair Value at	Based on Quoted	Other		Collateral and	Balance Sheet
	March 31,	Prices in Active	Observable	Unobservable	Counterparty	at March 31,
$ in millions	2012*	Markets	Inputs	Inputs	Netting	2012
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities	5.0	—	5.0	—	—	5.0
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	11.0	—	11.0	—	—	11.0

Derivative Assets
FTRs	0.1	—	0.1	—	—	0.1
Heating Oil Futures	1.6	1.6	—	—	(1.6)	—
Forward Power Contracts	18.2	—	18.2	—	(0.7)	17.5
Total Derivative Assets	19.9	1.6	18.3	—	(2.3)	17.6

Total Assets	$30.9	$1.6	$29.3	$—	$(2.3)	$28.6

Liabilities
Derivative Liabilities
Interest Rate Hedge	$(16.8)	$—	$(16.8)	$—	$—	$(16.8)
Forward NYMEX Coal Contracts	(22.3)	—	(22.3)	—	16.0	(6.3)
Forward Power Contracts	(16.0)	—	(16.0)	—	10.7	(5.3)
Total Derivative Liabilities	(55.1)	—	(55.1)	—	26.7	(28.4)

Long-term Debt	(2,723.4)	—	(2,704.2)	(19.2)	—	(2,723.4)

Total Liabilities	$(2,778.5)	$—	$(2,759.3)	$(19.2)	$26.7	$(2,751.8)

*Includes credit valuation adjustments for counterparty risk.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (Successor)
		Level 1	Level 2	Level 3		Fair Value on
	Fair Value at	Based on Quoted	Other		Collateral and	Balance Sheet at
	December 31,	Prices in Active	Observable	Unobservable	Counterparty	December 31,
$ in millions	2011*	Markets	Inputs	Inputs	Netting	2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities	4.4	—	4.4	—	—	4.4
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	10.3	—	10.3	—	—	10.3

Derivative Assets
FTRs	0.1	—	0.1	—	—	0.1
Heating Oil Futures	1.8	1.8	—	—	(1.8)	—
Forward Power Contracts	17.3	—	17.3	—	(1.0)	16.3
Total Derivative Assets	19.2	1.8	17.4	—	(2.8)	16.4

Total Assets	$29.5	$1.8	$27.7	$—	$(2.8)	$26.7

Liabilities
Derivative Liabilities
Interest Rate Hedge	$(32.5)	$—	$(32.5)	$—	$—	$(32.5)
Forward NYMEX Coal Contracts	(14.5)	—	(14.5)	—	10.8	(3.7)
Forward Power Contracts	(13.3)	—	(13.3)	—	5.6	(7.7)
Total Derivative Liabilities	(60.3)	—	(60.3)	—	16.4	(43.9)

Total Liabilities	$(60.3)	$—	$(60.3)	$—	$16.4	$(43.9)

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

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Our long-term leases and the WPAFB loan are not publicly traded.  Fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.

Approximately 99% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring fair value measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  Additions to AROs were not material during the three months ended March 31, 2012 and 2011.

Cash Equivalents

DPL had $100.0 million and $125.0 million in money market funds classified as cash and cash equivalents in its Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.  The money market funds have quoted prices that are generally equivalent to par.

10.  Derivative Instruments and Hedging Activities

In the normal course of business, DPL enters into various financial instruments, including derivative financial instruments.  We use derivatives principally to manage the risk of changes in market prices for commodities and interest rate risk associated with our long-term debt.  The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our asset and liability derivative positions with the same counterparty are netted on the balance sheets if we have a Master Netting Agreement with the counterparty.  We also net any collateral posted or received against the corresponding derivative asset or liability position.  Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required.  The objective of the hedging program is to mitigate financial risks while ensuring that we have adequate resources to meet our requirements.  We monitor and value derivative positions monthly as part of our risk management processes.  We use published sources for pricing, when possible, to mark positions to market.  All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges or marked to market each reporting period.

At March 31, 2012, DPL had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs	Mark to Market	MWh	2.8	—	2.8
Heating Oil Futures	Mark to Market	Gallons	1,680.0	—	1,680.0
Forward Power Contracts	Cash Flow Hedge	MWh	881.1	(107.2)	773.9
Forward Power Contracts	Mark to Market	MWh	1,195.4	(1,213.5)	(18.1)
NYMEX-quality Coal Contracts*	Mark to Market	Tons	1,410.5	—	1,410.5
Interest Rate Swaps	Cash Flow Hedge	USD	$160,000.0	$—	$160,000.0

*Includes our partners’ share for the jointly-owned plants that DP&L operates.

At December 31, 2011, DPL had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs	Mark to Market	MWh	7.1	(0.7)	6.4
Heating Oil Futures	Mark to Market	Gallons	2,772.0	—	2,772.0
Forward Power Contracts	Cash Flow Hedge	MWh	886.2	(341.6)	544.6
Forward Power Contracts	Mark to Market	MWh	1,769.4	(1,739.5)	29.9
NYMEX-quality Coal Contracts*	Mark to Market	Tons	2,015.0	—	2,015.0
Interest Rate Swaps	Cash Flow Hedge	USD	$160,000.0	$—	$160,000.0

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

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2012 and 2011:

	March 31,		March 31,
	2012		2011
	Successor		Predecessor
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$0.3	$(0.8)	$(1.8)	$21.4

Net gains / (losses) associated with current period hedging transactions	(1.5)	9.1	0.5	1.6

Net gains reclassified to earnings
Interest expense	—	0.2	—	(0.6)
Revenues	(1.2)	—	(0.1)	—
Purchased power	0.1	—	(0.2)	—

Ending accumulated derivative gain / (loss) in AOCI	$(2.3)	$8.5	$(1.6)	$22.4

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest expense	$—	$(1.6)	$—	$—
Revenues	$—	$—	$—	$—
Purchased power	$—	$—

Portion expected to be reclassified to earnings in the next twelve months*	$(0.3)	$—

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	33	18

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments designated as hedging instruments at March 31, 2012 and December 31, 2011:

Fair Values of Derivative Instruments Designated as Hedging Instruments

at March 31, 2012 (Successor)

				Fair Value on
$ in millions	Fair Value (1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.0	$(0.6)	Other current assets	$0.4
Forward Power Contracts in a Liability Position	(1.5)	1.1	Other current liabilities	(0.4)

Total short-term cash flow hedges	(0.5)	0.5		—

Long-term Derivative Positions

Forward Power Contracts in a Liability Position	(4.7)	3.0	Other deferred credits	(1.7)
Interest Rate Hedges in a Liability Position	(16.8)	—	Other deferred credits	(16.8)

Total long-term cash flow hedges	(21.5)	3.0		(18.5)

Total cash flow hedges	$(22.0)	$3.5		$(18.5)

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at December 31, 2011 (Successor)

				Fair Value on
$ in millions	Fair Value (1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.5	$(0.9)	Other current assets	$0.6
Forward Power Contracts in a Liability Position	(0.2)	—	Other current liabilities	(0.2)

Total short-term cash flow hedges	1.3	(0.9)		0.4

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	0.1	(0.1)	Other deferred assets	—
Forward Power Contracts in a Liability Position	(2.6)	1.7	Other deferred credits	(0.9)
Interest Rate Hedges in a Liability Position	(32.5)	—	Other deferred credits	(32.5)

Total long-term cash flow hedges	(35.0)	1.6		(33.4)

Total cash flow hedges	$(33.7)	$0.7		$(33.0)

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

The following tables show the amount and classification within the Condensed Consolidated Statements of Results of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three months ended March 31, 2012 and 2011:

For the three months ended March 31, 2012 (Successor)

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(7.8)	$(0.1)	$(0.1)	$1.4	$(6.6)
Realized gain / (loss)	(5.0)	0.9	(0.2)	(2.3)	(6.6)
Total	$(12.8)	$0.8	$(0.3)	$(0.9)	$(13.2)

Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(3.5)	$—	$—	$—	$(3.5)
Regulatory (asset) / liability	(1.1)	0.1	—	—	(1.0)

Recorded in Income Statement: gain / (loss)
Revenue	—	—	—	3.4	3.4
Purchased power	—	—	(0.3)	(4.3)	(4.6)
Fuel	(8.2)	0.6	—	—	(7.6)
O&M	—	0.1	—	—	0.1
Total	$(12.8)	$0.8	$(0.3)	$(0.9)	$(13.2)

For the three months ended March 31, 2011 (Predecessor)

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(3.5)	$3.0	$(0.1)	$0.6	$—
Realized gain / (loss)	2.4	0.4	(0.8)	(0.8)	1.2
Total	$(1.1)	$3.4	$(0.9)	$(0.2)	$1.2

Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(2.4)	$—	$—	$—	$(2.4)
Regulatory (asset) / liability	0.3	1.6	—	—	1.9

Recorded in Income Statement: gain / (loss)
Revenue	—	—	—	(1.6)	(1.6)
Purchased power	—	—	(0.9)	1.4	0.5
Fuel	1.0	1.7	—		2.7
O&M	—	0.1	—		0.1
Total	$(1.1)	$3.4	$(0.9)	$(0.2)	$1.2

The following table shows the fair value and balance sheet classification of DPL’s derivative instruments not designated as hedging instruments at March 31, 2012:

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at March 31, 2012 (Successor)

$ in millions	Fair Value (1)	Netting (2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.1	$—	Other prepayments and current assets	$0.1
Forward Power Contracts in an Asset position	13.3	—	Other prepayments and current assets	13.3
Forward Power Contracts in a Liability position	(7.7)	5.7	Other current liabilities	(2.0)
NYMEX-quality Coal Forwards in a Liability position	(16.7)	10.3	Other prepayments and current assets	(6.4)
Heating Oil Futures in an Asset position	1.6	(1.6)	Other prepayments and current assets	—
Total short-term derivative MTM positions	(9.4)	14.4		5.0

Long-term Derivative Positions
Forward Power Contracts in an Asset position	4.0	—	Other deferred assets	4.0
Forward Power Contracts in a Liability position	(2.3)	1.0	Other deferred credits	(1.3)
NYMEX-quality Coal Forwards in a Liability position	(5.6)	5.6	Other deferred assets	—
Total long-term derivative MTM positions	(3.9)	6.6		2.7

Total MTM Position	$(13.3)	$21.0		$7.7

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

The following table shows the fair value and balance sheet classification of DPL’s derivative instruments not designated as hedging instruments at December 31, 2011:

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at December 31, 2011 (Successor)

$ in millions	Fair Value (1)	Netting (2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.1	$—	Other prepayments and current assets	$0.1
Forward Power Contracts in an Asset position	9.9	—	Other prepayments and current assets	9.9
Forward Power Contracts in a Liability position	(6.5)	2.6	Other current liabilities	(3.9)
NYMEX-quality Coal Forwards in a Liability position	(8.3)	4.6	Other current liabilities	(3.7)
Heating Oil Futures in an Asset position	1.8	(1.8)	Other prepayments and current assets	—

Total short-term derivative MTM positions	(3.0)	5.4		2.4

Long-term Derivative Positions
Forward Power Contracts in an Asset position	5.8	—	Other deferred assets	5.8
Forward Power Contracts in a Liability position	(4.0)	1.3	Other deferred credits	(2.7)
NYMEX-quality Coal Forwards in a Liability position	(6.2)	6.2	Other deferred credits	—

Total long-term derivative MTM positions	(4.4)	7.5		3.1

Total MTM Position	$(7.4)	$12.9		$5.5

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

The aggregate fair value of DPL’s commodity derivative instruments that are in a MTM loss position at March 31, 2012 is $38.6 million.  This amount is offset by $26.0 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $0.9 million.  If our counterparties were to call for collateral, we could have to post collateral for the remaining $11.7 million.

11.  Common Shareholders’ Equity

Effective on the Merger date, DPL adopted Amended Articles of Incorporation providing for 1,500 authorized common shares, of which one share is outstanding at March 31, 2012.

On October 28, 2009, the DPL Board of Directors approved a Stock Repurchase Program that permitted DPL to use proceeds from the exercise of DPL warrants by warrant holders to repurchase other outstanding DPL warrants or its common stock from time to time in the open market, through private transactions or otherwise.  This 2009 Stock Repurchase Program was scheduled to run through June 30, 2012, but was suspended in connection with the Merger with The AES Corporation, discussed in Note 2.  In June 2011, 0.7 million warrants were exercised with proceeds of $14.7 million.  Since the Stock Repurchase Program was suspended, the proceeds from the June 2011 exercise of warrants were not used to repurchase stock.

As a result of the Merger involving DPL and AES, the outstanding shares of DPL common stock were converted into the right to receive merger consideration of $30.00 per share.  When the remaining warrants were exercised in March 2012, DPL paid the warrant holders an amount equal to $9.00 per warrant, which is the difference between the merger consideration of $30.00 per share of DPL common stock and the exercise price of $21.00 per share.  This amount was recorded as a $9.0 million liability at the Merger date.  At December 31, 2011, DPL had 1.0 million outstanding warrants which were exercised in March 2012.  At March 31, 2012, there are no remaining warrants outstanding.

ESOP

In October 1992, our Board of Directors approved the formation of a Company-sponsored ESOP to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to eligible full-time employees.  ESOP shares used to fund matching contributions to DP&L’s 401(k) vested after two, three or five years of service in accordance with the match formula effective for the respective plan match year; other compensation shares awarded vested immediately.

During December 2011, the ESOP Plan was terminated and participant balances were transferred to one of the two DP&L sponsored defined contribution 401(k) plans.  On December 5, 2011, the ESOP Trust paid the total outstanding principal and interest of $68.2 million on the loan with DPL, using the merger proceeds from DPL common stock held within the ESOP suspense account.

12.  Earnings per Share

Basic EPS is based on the weighted-average number of DPL common shares outstanding during the year.  Diluted EPS is based on the weighted-average number of DPL common and common-equivalent shares outstanding during the year, except in periods where the inclusion of such common-equivalent shares is anti-dilutive.  Excluded from outstanding shares for these weighted-average computations were shares held by DP&L’s Master Trust Plan for deferred compensation and unreleased shares held by DPL’s ESOP.

The common-equivalent shares excluded from the calculation of diluted EPS, because they were anti-dilutive, were not material for the three months ended March 31, 2011.  Effective with the Merger with AES, DPL is wholly owned by AES and earnings per share information is no longer required.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Successor			Predecessor
	Three Months Ended March 31,			Three Months Ended March 31,
	2012			2011
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	N/A	N/A	N/A	$43.5	114.0	$0.38

Effect of Dilutive Securities:
Warrants		N/A			0.3
Stock options, performance and restricted shares		N/A			0.2

Diluted EPS	N/A	N/A	N/A	$43.5	114.5	$0.38

13.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE and DPLER and its wholly owned subsidiary, MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.

At March 31, 2012, DPL had $47.4 million of guarantees to third parties for future financial or performance assurance under such agreements, including $47.1 million of guarantees, on behalf of DPLE and DPLER and $0.3 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $0.4 million at March 31, 2012.

To date, DPL has not incurred any losses related to the guarantees of DPLE’s, DPLER’s and MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s, DPLER’s and MC Squared’s obligations.

Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of March 31, 2012, DP&L could be responsible for the repayment of 4.9%, or $64.9 million, of a $1,324.7 million debt obligation that features maturities from 2013 to 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2012, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2011.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2012, cannot be reasonably determined.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP.  We have estimated liabilities of approximately $3.2 million for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our power plants.  Some of these matters could have material adverse impacts on our business and on the operation of the power plants; especially the plants that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, Hutchings and Beckjord are our only coal-fired power plants that do not have this equipment installed.  DP&L owns 100% of the Hutchings station and a 50% interest in Beckjord Unit 6.

On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by Duke Energy to PJM, dated February 1, 2012, of a planned April 1, 2015 deactivation of this unit.  Beckjord Unit 6 was valued at zero at the Merger date.  The Hutchings station was also valued at zero at the Merger date.  We are considering options for the Hutchings station, but have not yet made a final decision.  We do not believe that any accruals are needed related to the Hutchings station.

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

Cross-State Air Pollution Rule

The Clean Air Interstate Rule (CAIR) final rules were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  Appeals brought by various parties resulted in a decision by the U.S. Court of Appeals for the District of Columbia Circuit on July 11, 2008 to vacate CAIR and its associated Federal Implementation Plan.  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 2008 decision.

In an attempt to conform to the Court’s decision, on July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR).  CATR was finalized as the Cross-State Air Pollution Rule (CSAPR) on July 6, 2011, but subsequent litigation has resulted in CSAPR’s implementation being delayed indefinitely.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2); and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  We do not believe the rule will have a material effect on our operations in 2012.  The Ohio EPA has a State Implementation Plan (SIP) that incorporates the CAIR program requirements, which remain in effect pending judicial review of CSAPR.  If CSAPR becomes effective, the USEPA is expected to institute a federal implementation plan (FIP) in lieu of state SIPs and allow for the states to develop SIPs for approval as early as 2013.  DP&L is unable to estimate the effect of the new requirements; however, CSAPR could have a material adverse effect on our operations.

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

On April 13, 2012, the USEPA published its GHG standards for new electric generating units (EGUs) under CAA subsection 111(b), which would require certain new EGUs to meet a standard of 1,000 pounds of carbon dioxide per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation.  The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive carbon dioxide emission control technology to meet the standard.  Furthermore, the USEPA may propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d).  These latter rules may focus on energy efficiency improvements at power plants.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

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

In June 2000, the USEPA issued an NOV to the DP&L-operated J.M. Stuart generating station (co-owned by DP&L, Duke Energy, and CSP) for alleged violations of the CAA.  The NOV contained allegations that Stuart station engaged in projects between 1978 and 2000 without New Source Review and PSD permits that resulted in significant increases in particulate matter, SO2, and NOx.  These allegations are consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

In December 2007, the Ohio EPA issued an NOV to the DP&L-operated Killen generating station (co-owned by DP&L and Duke Energy) for alleged violations of the CAA.  The NOV alleged deficiencies in the continuous monitoring of opacity.  We submitted a compliance plan to the Ohio EPA on December 19, 2007.  To date, no further actions have been taken by the Ohio EPA.

On March 13, 2008, Duke Energy, the operator of the Zimmer generating station, received an NOV and a Finding of Violation (FOV) from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the station in areas including SO2, opacity and increased heat input.  A second NOV and FOV with similar allegations was issued on November 4, 2010.  Also in 2010, USEPA issued an NOV to Zimmer for excess emissions.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of these matters.  Duke Energy is expected to act on behalf of itself and the co-owners with respect to these matters.  DP&L is unable to predict the outcome of these matters.

Notices of Violation Involving Wholly Owned Plants

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the Hutchings station.  The NOVs’ alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA, the U.S. Department of Justice and Ohio EPA.  On November 18, 2009, the USEPA issued an NOV to DP&L for alleged NSR violations of the CAA at the Hutchings station relating to capital projects performed in 2001 involving Unit 3 and Unit 6.  DP&L does not believe that the projects described in the NOV were modifications subject to NSR.  DP&L is engaged in discussions with the USEPA and the U.S. Department of Justice to resolve these matters, but DP&L is unable to determine the timing, costs or method by which these issues may be resolved.  The Ohio EPA is kept apprised of these discussions.

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

In September 2009, the USEPA announced that it will be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  It is anticipated that the USEPA will release a proposed rule by November 2012 with a final regulation in place by early 2014.  At present, DP&L is unable to predict the impact this rulemaking will have on its operations.

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the J.M. Stuart station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  DP&L will install sedimentation ponds as part of the runoff control measures to address this issue.  We expect the impact of this NOV to be immaterial.

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

Regulation of Ash Ponds

In March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and J.M. Stuart stations.  Subsequently, the USEPA collected similar information for the Hutchings station.

In August 2010, the USEPA conducted an inspection of the Hutchings station ash ponds.  In June 2011, the USEPA issued a final report from the inspection including recommendations relative to the Hutchings station ash ponds.  DP&L is unable to predict whether there will be additional USEPA action relative to DP&L’s proposed plan or the effect on operations that might arise under a different plan.

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

In connection with DP&L and other utilities joining PJM, in 2006, the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L entered into a significant number of bilateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  With respect to unsettled claims, DP&L management has deferred $18.1 million and $17.8 million as of March 31, 2012 and December 31, 2011, respectively, as Other deferred credits representing the amount of unearned income and interest where the earnings process is not complete.  The amount at March 31, 2012 and December 31, 2011 includes estimated earnings and interest of $5.5 million and $5.2 million, respectively.  On September 30, 2011, the FERC issued two SECA-related orders that affirmed an earlier order issued in 2010 by denying the rehearing requests that a number of different parties, including DP&L, had filed.  These orders are now final, subject to possible appellate court review.  These orders do not affect prior settlements that had been reached with other parties that owed SECA revenues to DP&L or were recipients of amounts paid by DP&L.  For other parties that had not previously settled with DP&L, the exact timing and amounts of any payments that would be made or received by DP&L under these orders is still uncertain.

Lawsuits were filed in connection with the Merger seeking, among other things, one or more of the following: to enjoin consummation of the Merger until certain conditions were met, to rescind the Merger or for rescissory damages, or to commence a sale process and/or obtain an alternative transaction or to recover an unspecified amount of other damages and costs, including attorneys’ fees and expenses, or a constructive trust or an accounting from the individual defendants for benefits they allegedly obtained as a result of their alleged breach of duty.  All of these lawsuits, except one, were resolved and/or dismissed prior to the March 28, 2012 filing of our Form 10-K for the fiscal year ending December 31, 2011, and were discussed in that and previous reports we filed.  The last of these lawsuits was dismissed on March 29, 2012 as noted below.

On April 28, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL and each member of DPL’s board of directors as defendants.  The lawsuit filed by Payne Family Trust was a purported class action on behalf of plaintiff and an alleged class of DPL shareholders.  On March 29, 2012, the Court entered an order dismissing this lawsuit with prejudice pursuant to a stipulation filed by the parties.  Plaintiff had alleged, among other things, that DPL’s directors breached their fiduciary duties in approving the Merger of DPL and AES.

14.  Business Segments

DPL operates through two segments consisting of the operations of two of its wholly owned subsidiaries, DP&L (Utility segment) and DPLER (Competitive Retail segment) and DPLER’s wholly owned subsidiary, MC Squared (Competitive Retail segment).  This is how we view our business and make decisions on how to allocate resources and evaluate performance.

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

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to more than 45,000 customers currently located throughout Ohio and in Illinois.  In February 2011, DPLER purchased MC Squared, a Chicago-based retail electricity supplier, which serves more than 4,000 customers in Northern Illinois.  Due to increased competition in Ohio, since 2010 we have increased the number of employees and resources assigned to manage the Competitive Retail segment and increased its marketing to customers.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  Intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

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

The following table presents financial information for each of DPL’s reportable business segments:

Successor

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Quarter Ended March 31, 2012
Revenues from external customers	$312.8	$112.1	$9.1	$—	$434.0
Intersegment revenues	86.8	—	0.9	(87.7)	—
Total revenues	399.6	112.1	10.0	(87.7)	434.0

Fuel	95.6	—	1.8	—	97.4
Purchased power	84.9	96.7	—	(86.8)	94.8
Amortization of intangibles	—	—	27.8	—	27.8

Gross margin	$219.1	$15.4	$(19.6)	$(0.9)	$214.0

Depreciation and amortization	$34.7	$0.2	$(3.5)	$—	$31.4
Interest expense	9.6	0.2	20.0	(0.2)	29.6
Income tax expense (benefit)	17.3	3.4	(13.0)	—	7.7
Net income (loss)	38.1	6.0	(22.4)	—	21.7

Cash capital expenditures	53.2	0.4	0.4	—	54.0
Total assets	3,501.6	72.8	2,482.4	—	6,056.8

Predecessor

Quarter Ended March 31, 2011
Revenues from external customers	$374.7	$94.0	$11.9	$—	$480.6
Intersegment revenues	75.1	—	1.0	(76.1)	—
Total revenues	449.8	94.0	12.9	(76.1)	480.6

Fuel	98.6	—	1.1	—	99.7
Purchased power	117.8	77.7	0.4	(75.1)	120.8

Gross margin	$233.4	$16.3	$11.4	$(1.0)	$260.1

Depreciation and amortization	$33.1	$0.2	$1.8	$—	$35.1
Interest expense	9.7	—	7.2	—	16.9
Income tax expense (benefit)	27.0	6.6	(8.8)	—	24.8
Net income (loss)	52.7	6.1	(14.8)	(0.5)	43.5

Cash capital expenditures	42.4	—	0.6	—	43.0

Year ended December 31, 2011
Total assets	3,525.7	69.9	2,511.9	—	6,107.5

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended March 31,
$ in millions	2012	2011

Revenues	$399.6	$449.8

Cost of revenues:
Fuel	95.6	98.6
Purchased power	84.9	117.8
Total cost of revenues	180.5	216.4

Gross margin	219.1	233.4

Operating expenses:
Operation and maintenance	99.2	91.4
Depreciation and amortization	34.7	33.1
General taxes	20.2	19.6
Total operating expenses	154.1	144.1

Operating income	65.0	89.3

Other income / (expense), net:
Investment income	0.1	0.6
Interest expense	(9.6)	(9.7)
Other income / (expense)	(0.1)	(0.5)
Total other income / (expense), net	(9.6)	(9.6)

Earnings before income tax	55.4	79.7

Income tax expense	17.3	27.0

Net income	38.1	52.7

Dividends on preferred stock	0.2	0.2

Earnings on common stock	$37.9	$52.5

See Notes to Condensed Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended March 31,
$ in millions	2012	2011

Net income / (loss)	$38.1	$52.7

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $(0.2) and $(0.5), respectively	0.4	0.9

Total change in fair value of available-for-sale securities	0.4	0.9

Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.8 and $(0.3), respectively	(1.5)	0.5
Reclassification of earnings, net of income tax (expense) of $0.6 and $0.2, respectively	(1.7)	(0.9)

Total change in fair value of derivatives	(3.2)	(0.4)

Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.7) and $(0.4), respectively	1.1	1.2

Total change in unfunded pension obligation	1.1	1.2

Other comprehensive income / (loss)	(1.7)	1.7

Net comprehensive income / (loss)	$36.4	$54.4

See Notes to Condensed Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
$ in millions	2012	2011
Cash flows from operating activities:
Net income	$38.1	$52.7
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	34.7	33.1
Deferred income taxes	(2.4)	33.3
Changes in certain assets and liabilities:
Accounts receivable	(0.6)	11.9
Inventories	(2.0)	1.3
Taxes applicable to subsequent years	21.5	15.7
Deferred regulatory costs, net	7.1	12.8
Accounts payable	(2.2)	(4.0)
Accrued taxes payable	(15.0)	(28.9)
Accrued interest payable	7.5	7.6
Pension, retiree and other benefits	2.1	(41.2)
Unamortized investment tax credit	(0.6)	(0.7)
Other	1.4	(9.6)
Net cash provided by operating activities	89.6	84.0

Cash flows from investing activities:
Capital expenditures	(53.2)	(42.4)
Other investing activities, net	—	2.0
Net cash used for investing activities	(53.2)	(40.4)

Cash flows from financing activities:
Dividends paid on common stock to parent	(45.0)	(70.0)
Dividends paid on preferred stock	(0.2)	(0.2)
Withdrawals from revolving credit facilities	—	50.0
Repayment of borrowings from revolving credit facilities	—	(20.0)
Net cash used for financing activities	(45.2)	(40.2)

Cash and cash equivalents:
Net change	(8.8)	3.4
Balance at beginning of period	32.2	54.0
Cash and cash equivalents at end of period	$23.4	$57.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2.4	$2.3
Income taxes paid, net	$6.1	$—
Non-cash financing and investing activities:
Accruals for capital expenditures	$24.1	$18.3
Long-term liability incurred for the purchase of assets	$—	$18.7

See Notes to Condensed Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$23.4	$32.2
Accounts receivable, net (Note 3)	181.1	178.5
Inventories (Note 3)	125.1	123.1
Taxes applicable to subsequent years	50.4	71.9
Regulatory assets, current (Note 4)	12.7	17.7
Other prepayments and current assets	24.6	25.0
Total current assets	417.3	448.4

Property, plant and equipment:
Property, plant and equipment	5,318.6	5,277.9
Less: Accumulated depreciation and amortization	(2,596.5)	(2,568.9)
	2,722.1	2,709.0

Construction work in process	149.4	150.7
Total net property, plant and equipment	2,871.5	2,859.7

Other noncurrent assets:
Regulatory assets, non-current (Note 4)	172.9	177.8
Intangible assets	7.3	6.5
Other deferred assets	32.6	33.3
Total other noncurrent assets	212.8	217.6

Total Assets	$3,501.6	$3,525.7

See Notes to Condensed Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2012	2011

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt (Note 6)	$0.4	$0.4
Accounts payable	97.8	106.0
Accrued taxes	95.6	72.8
Accrued interest	15.4	7.9
Customer security deposits	16.4	15.8
Other current liabilities	47.3	41.4
Total current liabilities	272.9	244.3

Noncurrent liabilities:
Long-term debt (Note 6)	902.9	903.0
Deferred taxes (Note 7)	634.0	637.7
Regulatory liabilities, non-current (Note 4)	118.5	118.6
Pension, retiree and other benefits	47.7	47.5
Unamortized investment tax credit	29.3	29.9
Other deferred credits	124.3	163.9
Total noncurrent liabilities	1,856.7	1,900.6

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 12)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	803.1	803.1
Accumulated other comprehensive loss	(36.4)	(34.7)
Retained earnings	582.0	589.1
Total common shareholder’s equity	1,349.1	1,357.9

Total Liabilities and Shareholder’s Equity	$3,501.6	$3,525.7

See Notes to Condensed Financial Statements.

These interim statements are unaudited.

Notes to Condensed Financial Statements (Unaudited)

1.  Overview and Summary of Significant Accounting Policies

Description of Business

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L is engaged in the generation, transmission, distribution and sale of electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.  DP&L is a wholly owned subsidiary of DPL.

On November 28, 2011, DP&L’s parent company DPL was acquired by AES in the Merger and DPL became an indirectly wholly owned subsidiary of AES. See Note 2 for more information.

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

DP&L employed 1,450 people as of March 31, 2012.  Approximately 53% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

Financial Statement Presentation

DP&L does not have any subsidiaries.  DP&L has undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  These undivided interests in jointly owned facilities are accounted for on a pro rata basis in DP&L’s Condensed Financial Statements.

Certain excise taxes collected from customers have been reclassified out of operating expense and recorded as a reduction in revenues in the 2011 presentation to conform to AES’ presentation of these items.  These taxes are presented net within revenue.  Certain immaterial amounts from prior periods have been reclassified to conform to the current reporting presentation.

These financial statements have been prepared in accordance with GAAP for interim financial statements and with the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2011.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial condition as of March 31, 2012; our results of operations for the three months ended March 31, 2012 and our cash flows for the three months ended March 31, 2012.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2012 may not be indicative of our results that will be realized for the full year ending December 31, 2012.

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

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property, cost also includes capitalized interest.  Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.  AFUDC and capitalized interest was $1.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

Prior to the Merger date, emission allowances and renewable energy credits were carried as inventory.  Emission allowances and renewable energy credits are now carried as intangibles in accordance with AES’ policy.  The amounts for 2011 have been reclassified to reflect this change in presentation.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  Prior to the Merger date, certain excise and other taxes were recorded on a gross basis.  Effective on the Merger date, these taxes are accounted for on a net basis and are recorded as a reduction in Revenues for presentation in accordance with AES policy.  The amounts for the three months ended March 31, 2012 and 2011 were $13.2 million and $14.0 million, respectively.  The 2011 amount was reclassified to conform to this presentation.

Share-Based Compensation

We measured the cost of employee services received and paid with equity instruments based on the fair-value of such equity instrument on the grant date.  This cost was recognized in results of operations over the period that employees were required to provide service.  Liability awards were initially recorded based on the fair-value of equity instruments and were re-measured for the change in stock price at each subsequent reporting date until the liability was ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date were estimated using option-pricing models and any excess tax benefits were recognized as an addition to paid-in capital.  The reduction in income taxes payable from the excess tax benefits was presented in the Condensed Statements of Cash Flows within Cash flows from financing activities.

Related Party Transactions

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL.  The following table provides a summary of these transactions:

	Three Months Ended March 31,
$ in millions	2012	2011

DP&L Revenues:
Sales to DPLER (a)	$83.0	$75.1

DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	(0.6)	(0.8)
Expense recoveries for services provided to DPLER (c)	0.9	0.9

(a)         DP&L sells power to DPLER to satisfy the electric requirements of DPLER’s retail customers.  The revenue dollars associated with sales to DPLER are recorded as wholesale revenues in DP&L’s Financial Statements.  The increase in DP&L’s sales to DPLER during the three months ended March 31, 2012, compared to the three months ended March 31, 2011 is primarily due to customers electing to switch their generation service from DP&L to DPLER.  DP&L did not sell any physical power to MC Squared during either of these periods.

(b)         MVIC, a wholly owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability.  These amounts represent insurance premiums paid by DP&L to MVIC.

(c)         In the normal course of business DP&L incurs and records expenses on behalf of DPLER. Such expenses include but are not limited to employee-related expenses, accounting, information technology, payroll, legal and other administration expenses. DP&L subsequently charges these expenses to DPLER at DP&L’s cost and credits the expense in which they were initially recorded.

Recently Issued Accounting Standards

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) effective for interim and annual reporting periods beginning on or after January 1, 2013.  We expect to adopt this ASU on January 1, 2013.  This standard updates FASC Topic 210, “Balance Sheet.”  ASU 2011-11 updates the disclosures for financial instruments and derivatives to provide more transparent information around the offsetting of assets and liabilities. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and/or subject to an agreement similar to a master netting agreement.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Recently Adopted Accounting Standards

Fair Value Disclosures

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurements” (ASU 2011-04) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC 820, “Fair Value Measurements.”  ASU 2011-04 essentially converges US GAAP guidance on fair value with the IFRS guidance.  The ASU requires more disclosures around Level 3 inputs.  It also increases reporting for financial instruments disclosed at fair value but not recorded at fair value and provides clarification of blockage factors and other premiums and discounts.  These new rules did not have a material effect on our overall results of operations, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC 220, “Comprehensive Income.”  ASU 2011-05 essentially converges US GAAP guidance on the presentation of comprehensive income with the IFRS guidance.  The ASU requires the presentation of comprehensive income in one continuous financial statement or two separate but consecutive statements.  Any reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the Statement of Comprehensive Income.  These new rules did not have a material effect on our overall results of operations, financial position or cash flows.

Goodwill Impairment

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC Topic 350, “Intangibles-Goodwill and Other.”  ASU 2011-08 allows an entity to first test Goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit has been impaired; if so, then the two-step impairment test is performed.  We will incorporate these new requirements in our future goodwill impairment testing.

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

3. Supplemental Financial Information

	At	At
	March 31,	December 31,
$ in millions	2012	2011

Accounts receivable, net:
Unbilled revenue	$39.3	$49.5
Customer receivables	89.2	85.8
Amounts due from partners in jointly-owned plants	31.2	29.2
Coal sales	9.2	1.0
Other	13.2	13.9
Provision for uncollectible accounts	(1.0)	(0.9)
Total accounts receivable, net	$181.1	$178.5

Inventories, at average cost:
Fuel and limestone	$83.9	$82.8
Plant materials and supplies	39.4	38.6
Other	1.8	1.7
Total inventories, at average cost	$125.1	$123.1

Accumulated Other Comprehensive Income (Loss)

AOCI is included on our balance sheets within the Common shareholders’ equity sections.  The following table provides the components that constitute the balance sheet amounts in AOCI at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
$ in millions	2012	2011

Financial instruments, net of tax	$1.0	$0.6
Cash flow hedges, net of tax	5.8	9.0
Pension and postretirement benefits, net of tax	(43.2)	(44.3)
Total	$(36.4)	$(34.7)

4.  Regulatory Assets and Liabilities

In accordance with GAAP, regulatory assets and liabilities are recorded in the Condensed Balance Sheets for our regulated electric transmission and distribution businesses.  Regulatory assets are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities represent current recovery of expected future costs or gains probable of recovery being reflected in future rates.

We evaluate our regulatory assets each period and believe recovery of these assets is probable.  We have received or requested a return on certain regulatory assets for which we are currently recovering or seeking recovery through rates.  We record a return after it has been authorized in an order by a regulator.

Regulatory assets and liabilities for DP&L are as follows:

			At	At
	Type of	Amortization	March 31,	December 31,
$ in millions	Recovery (a)	Through	2012	2011
Current Regulatory Assets:
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	$2.8	$4.7
Power plant emission fees	C	Ongoing	3.1	4.8
Fuel and purchased power recovery costs	C	Ongoing	6.8	8.2
Total current regulatory assets			$12.7	$17.7

Non-current Regulatory Assets:
Deferred recoverable income taxes	B/C	Ongoing	$23.3	$24.1
Pension and postretirement benefits	C	Ongoing	90.5	92.1
Unamortized loss on reacquired debt	C	Ongoing	12.6	13.0
Regional transmission organization costs	D	2014	3.7	4.1
Deferred storm costs - 2008	D		18.2	17.9
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	6.9	8.8
Consumer education campaign	D		3.0	3.0
Retail settlement system costs	D		3.1	3.1
Other costs			5.0	5.1
Total non-current regulatory assets			$172.9	$177.8

Non-current Regulatory Liabilities:
Estimated costs of removal - regulated property			$112.5	$112.4
Postretirement benefits			6.0	6.2
Total non-current regulatory liabilities			$118.5	$118.6

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  As part of the PUCO approval process, an outside auditor is hired to review fuel costs and the fuel procurement process.  We received the audit report for 2011 on April 27, 2012.  We will have further discussions with interested parties concerning the audit report in the second quarter of 2012.

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

Retail settlement system costs represent costs to implement a retail settlement system that reconciles the energy a CRES supplier delivers to its customers and what its customers actually use.  Based on case precedent in other utilities’ cases, the costs are recoverable through a future DP&L rate proceeding.

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

5.  Ownership of Coal-fired Facilities

DP&L and certain other Ohio utilities have undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of March 31, 2012, DP&L had $55.0 million of construction work in process at such facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned plant.

DP&L’s undivided ownership interest in such facilities as well as our wholly owned coal fired Hutchings station at March 31, 2012, is as follows:

	DP&L Share		DP&L Investment
						SCR and FGD
						Equipment
		Summer			Construction	Installed
		Production	Gross Plant	Accumulated	Work in	and In
	Ownership	Capacity	In Service	Depreciation	Process	Service
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)	(Yes/No)
Production Units:
Beckjord Unit 6	50.0	207	$75	$59	$—	No
Conesville Unit 4	16.5	129	121	33	3	Yes
East Bend Station	31.0	186	202	134	5	Yes
Killen Station	67.0	402	617	302	6	Yes
Miami Fort Units 7 and 8	36.0	368	366	142	2	Yes
Stuart Station	35.0	808	731	281	11	Yes
Zimmer Station	28.1	365	1,059	630	28	Yes
Transmission (at varying percentages)			91	58	—
Total		2,465	$3,262	$1,639	$55

Wholly-owned production unit:
Hutchings Station	100.0	365	$123	$115	$—	No

On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by Duke Energy to PJM, dated February 1, 2012, of a planned April 1, 2015 deactivation of this unit.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.  We are considering options for the Hutchings station, but have not yet made a final decision.  We do not believe that any accruals or impairment charges are needed related to the Hutchings station.

As part of the provisional DPL purchase accounting adjustments related to the Merger with AES, four plants (Beckjord, Conesville, East Bend and Hutchings) had future expected cash flows that, when discounted, produced a zero fair market value.  Since DP&L did not apply push down accounting, this valuation did not affect the book value of these plants’ valuation at DP&L.  However, DP&L performed an impairment review of these plants, which is initially based on undiscounted future cash flows and exceed their net book value so no impairment is required as of March 31, 2012.  Significant changes in expected future revenues or costs for any of these plants could result in a future impairment charge.

6.  Debt Obligations

Long-term debt is as follows:

Long-term Debt

	March 31,	December 31,
$ in millions	2012	2011

First mortgage bonds maturing in October 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing in January 2028 - 4.70%	35.3	35.3
Pollution control series maturing in January 2034 - 4.80%	179.1	179.1
Pollution control series maturing in September 2036 - 4.80%	100.0	100.0
Pollution control series maturing in November 2040 - variable rates:
0.04% - 0.20% and 0.06% - 0.32% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.20%	18.5	18.5
	902.9	902.9

Obligation for capital lease	0.3	0.4
Unamortized debt discount	(0.3)	(0.3)
Total long-term debt	$902.9	$903.0

Current portion - Long-term Debt

	March 31,	December 31,
$ in millions	2012	2011

U.S. Government note maturing in February 2061 - 4.20%	$0.1	$0.1
Obligation for capital lease	0.3	0.3
Total current portion - long-term debt	$0.4	$0.4

(a) Range of interest rates for the three months ended March 31, 2012 and the twelve months ended December 31, 2011, respectively.

At March 31, 2012, maturities of long-term debt, including capital lease obligations, are summarized as follows:

$ in millions	Amount
Due within one year	$0.4
Due within two years	470.4
Due within three years	0.2
Due within four years	0.1
Due within five years	0.1
Thereafter	432.4
$903.6

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit issued by JPMorgan Chase Bank, N.A.  This letter of credit facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  Fees associated with this letter of credit facility were not material during the three months ended March 31, 2012 and 2011.

On April 20, 2010, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million. DP&L had no outstanding borrowings under this credit facility at March 31, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2012 and 2011.  This facility also contains a $50 million letter of credit sublimit.  As of March 31, 2012, DP&L had no outstanding letters of credit against the facility.

On March 1, 2011, DP&L completed the purchase of $18.7 million electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base.  DP&L financed the acquisition of these assets with a note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

On August 24, 2011, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.  DP&L had no outstanding borrowings under this credit facility at March 31, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2012 and 2011.  This facility also contains a $50 million letter of credit sublimit.  As of March 31, 2012, DP&L had no outstanding letters of credit against the facility.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.

7.  Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011

DP&L	31.3%	34.0%

Income tax expenses for the three months ended March 31, 2012 and 2011 were calculated using the estimated annual effective income tax rates for 2012 and 2011 and reflect estimated annual effective income tax rates of 31.1% and 33.7%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2012, the decrease in DP&L’s effective tax rate compared to the same period in 2011 primarily reflects decreased pre-tax book income and increased Section 199 Domestic Production Deduction benefits.

Deferred tax liabilities for DP&L decreased by approximately $3.7 million during the three months ended March 31, 2012.  These decreases were primarily related to depreciation.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010 and has continued through the current quarter.  At this time, we do not expect the results of this examination to have a material impact on our financial statements.

8.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three months ending March 31, 2012.  DP&L made a discretionary contribution of $40.0 million to the defined benefit plan in the three months ended March 31, 2011.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the three months ended March 31, 2012 and 2011 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
$ in millions	2012	2011	2012	2011
Service cost	$1.5	$1.4	$0.1	$—
Interest cost	4.3	4.3	0.3	0.3
Expected return on assets (a)	(5.7)	(6.1)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial (gain) / loss	2.7	2.3	(0.2)	(0.2)
Prior service cost	0.8	0.5	—	—
Net periodic benefit cost / (income) before adjustments	$3.6	$2.4	$0.1	$—

(a)       For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets for the 2012 and 2011 net periodic benefit cost was approximately $335 million and $316 million, respectively.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments and Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2012	$17.3	$1.8
2013	22.7	2.3
2014	23.2	2.2
2015	23.8	2.0
2016	24.0	1.9
2017 - 2021	124.4	7.5

9.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other method is available to us.  The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.  The table below presents the fair value and cost of our non-derivative instruments at March 31, 2012 and December 31, 2011.  See also Note 10 for the fair values of our derivative instruments.

	At March 31,		At December 31,
	2012		2011
$ in millions	Cost	Fair Value	Cost	Fair Value

Assets
Money Market Funds	$0.2	$0.2	$0.2	$0.2
Equity Securities (a)	3.9	5.0	3.9	4.4
Debt Securities	5.1	5.5	5.0	5.5
Multi-Strategy Fund	0.3	0.3	0.3	0.2
	$9.5	$11.0	$9.4	$10.3

Liabilities
Debt	$903.3	$930.6	$903.4	$934.5

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

DP&L had $1.5 million ($1.0 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2012 and $1.0 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2011.

Due to the liquidation of the DPL common stock held in the Master Trust, there is sufficient cash to cover the next twelve months of benefits payable to employees covered under the benefit plans.  Therefore, no unrealized gains or losses are expected to be transferred to earnings since we will not need to sell any investments in the next twelve months.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of March 31, 2012.  These assets are part of the Master Trust.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  At March 31, 2012, DP&L did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit

$ in millions	Fair Value at March 31, 2012	Fair Value at December 31, 2011	Unfunded Commitments	Redemption Frequency
Money Market Fund (a)	$0.2	$0.2	$—	Immediate

Equity Securities (b)	5.0	4.4	—	Immediate

Debt Securities (c)	5.5	5.5	—	Immediate

Multi-Strategy Fund (d)	0.3	0.2	—	Immediate

Total	$11.0	$10.3	$—

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

The fair value of assets and liabilities at March 31, 2012 and December 31, 2011 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2012*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Fair Value on Balance Sheet at March 31, 2012

Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities (a)	5.0	—	5.0	—	—	5.0
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.3	—	0.3	—	—	0.3
Total Master Trust Assets	11.0	—	11.0	—	—	11.0

Derivative Assets
FTRs	0.1	—	0.1	—	—	0.1
Heating Oil Futures	1.6	1.6	—	—	(1.6)	—
Forward Power Contracts	4.7	—	4.7	—	(0.7)	4.0
Total Derivative Assets	6.4	1.6	4.8	—	(2.3)	4.1

Total Assets	$17.4	$1.6	$15.8	$—	$(2.3)	$15.1

Liabilities
Derivative Liabilities
Forward Power Contracts	$(9.6)	$—	$(9.6)	$—	$4.1	$(5.5)
Forward NYMEX Coal Contracts	(22.3)	—	(22.3)	—	16.0	(6.3)
Total Derivative Liabilities	(31.9)	—	(31.9)	—	20.1	(11.8)

Long-term Debt	(930.6)	—	(911.4)	(19.2)	—	(930.6)

Total Liabilities	$(962.5)	$—	$(943.3)	$(19.2)	$20.1	$(942.4)

*Includes credit valuation adjustments for counterparty risk.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at December 31, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities (a)	4.4	—	4.4	—	—	4.4
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	10.3	—	10.3	—	—	10.3

Derivative Assets
FTRs	0.1	—	0.1	—	—	0.1
Heating Oil Futures	1.8	1.8	—	—	(1.8)	—
Forward Power Contracts	4.1	—	4.1	—	(1.0)	3.1
Total Derivative Assets	6.0	1.8	4.2	—	(2.8)	3.2

Total Assets	$16.3	$1.8	$14.5	$—	$(2.8)	$13.5

Liabilities
Derivative Liabilities
Forward Power Contracts	$(5.0)	$—	$(5.0)	$—	$1.7	$(3.3)
Forward NYMEX Coal Contracts	(14.5)	—	(14.5)	—	10.8	(3.7)
Total Derivative Liabilities	(19.5)	—	(19.5)	—	12.5	(7.0)

Total Liabilities	$(19.5)	$—	$(19.5)	$—	$12.5	$(7.0)

*Includes credit valuation adjustments for counterparty risk.

(a)  DPL stock in the Master Trust was cashed out at the $30/share merger consideration price.

We use the market approach to value our financial instruments.  Level 1 inputs are used for derivative contracts such as heating oil futures.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as financial transmission rights (where the quoted prices are from a relatively inactive market), forward power contracts and forward NYMEX-quality coal contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include: open-ended mutual funds that are in the Master Trust, which are valued using the end of day NAV per unit.

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Our long-term leases and the WPAFB loan are not publicly traded.  Fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.

Approximately 99% of the inputs to the fair value of our derivative instruments are from quoted market prices for DP&L.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  Additions to AROS were not material during the three months ended March 31, 2012 and 2011.

10.  Derivative Instruments and Hedging Activities

In the normal course of business, DP&L enters into various financial instruments, including derivative financial instruments.  We use derivatives principally to manage the risk of changes in market prices for commodities and interest rate risk associated with our long-term debt.  The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts.  Our asset and liability derivative positions with the same counterparty are netted on the balance sheets if we have a Master Netting Agreement with the counterparty.  We also net any collateral posted or received against the corresponding derivative asset or liability position.  Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required.  The objective of the hedging program is to mitigate financial risks while ensuring that we have adequate resources to meet our requirements.  We monitor and value derivative positions monthly as part of our risk management processes.  We use published sources for pricing, when possible, to mark positions to market.  All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges or marked to market each reporting period.

At March 31, 2012, DP&L had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs	Mark to Market	MWh	2.8	—	2.8
Heating Oil Futures	Mark to Market	Gallons	1,680.0	—	1,680.0
Forward Power Contracts	Cash Flow Hedge	MWh	881.0	(107.2)	773.8
Forward Power Contracts	Mark to Market	MWh	618.7	(618.7)	—
NYMEX-quality Coal Contracts*	Mark to Market	Tons	1,410.5	—	1,410.5

*Includes our partners’ share for the jointly-owned plants that DP&L operates.

At December 31, 2011, DP&L had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs	Mark to Market	MWh	7.1	(0.7)	6.4
Heating Oil Futures	Mark to Market	Gallons	2,772.0	—	2,772.0
Forward Power Contracts	Cash Flow Hedge	MWh	886.2	(341.6)	544.6
Forward Power Contracts	Mark to Market	MWh	525.1	(525.1)	—
NYMEX-quality Coal Contracts*	Mark to Market	Tons	2,015.0	—	2,015.0

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

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges:

	March 31,		March 31,
	2012		2011
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(0.8)	$9.8	$(1.8)	$12.2

Net gains / (losses) associated with current period hedging transactions	(1.5)	—	0.5	—

Net (gains) / losses reclassified to earnings
Interest Expense	—	(0.6)	—	(0.6)
Revenues	(1.2)	—	(0.1)	—
Purchased Power	0.1	—	(0.2)	—
Ending accumulated derivative gain / (loss) in AOCI	$(3.4)	$9.2	$(1.6)	$11.6

Net gains / (losses) associated with the ineffective portion of the hedging transaction:
Interest expense	$—	$—	$—	$—
Revenues	$—	$—	$—	$—

Portion expected to be reclassified to earnings in the next twelve months*	$(0.5)	$(2.4)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	33	—

 *The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments designated as hedging instruments at March 31, 2012 and December 31, 2011.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at March 31, 2012

				Fair Value on
$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.0	$(0.6)	Other prepayments and current assets	$0.4
Forward Power Contracts in a Liability Position	(1.5)	1.1	Other current liabilities	(0.4)

Total short-term cash flow hedges	(0.5)	0.5		—

Long-term Derivative Positions

Forward Power Contracts in a Liability Position	(4.7)	3.0	Other deferred credits	(1.7)

Total long-term cash flow hedges	(4.7)	3.0		(1.7)

Total cash flow hedges	$(5.2)	$3.5		$(1.7)

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

The following table shows the amount and classification within the statements of results of operations or balance sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three months ended March 31, 2012 and 2011.

For the Three Months Ended March 31, 2012

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(7.8)	$(0.1)	$(0.1)	$—	$(8.0)
Realized gain / (loss)	(5.0)	0.9	(0.2)	—	(4.3)
Total	$(12.8)	$0.8	$(0.3)	$—	$(12.3)
Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(3.5)	$—	$—	$—	$(3.5)
Regulatory (asset) / liability	(1.1)	0.1	—	—	(1.0)

Recorded in Income Statement: gain / (loss)
Purchased power	—	—	(0.3)	(1.6)	(1.9)
Revenue	—	—	—	1.6	1.6
Fuel	(8.2)	0.6	—	—	(7.6)
O&M	—	0.1	—	—	0.1
Total	$(12.8)	$0.8	$(0.3)	$—	$(12.3)

For the Three Months Ended March 31, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(3.5)	$3.0	$(0.1)	$(0.1)	$(0.7)
Realized gain / (loss)	2.4	0.4	(0.8)	(0.3)	1.7
Total	$(1.1)	$3.4	$(0.9)	$(0.4)	$1.0
Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(2.4)	$—	$—	$—	$(2.4)
Regulatory (asset) / liability	0.3	1.6	—	—	1.9

Recorded in Income Statement: gain / (loss)
Purchased power	—	—	(0.9)	(0.4)	(1.3)
Revenue	—	—	—	—	—
Fuel	1.0	1.7	—	—	2.7
O&M	—	0.1	—	—	0.1
Total	$(1.1)	$3.4	$(0.9)	$(0.4)	$1.0

The following table shows the fair value and balance sheet classification of DP&L’s derivative instruments not designated as hedging instruments at March 31, 2012.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at March 31, 2012

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in an Asset position	$0.1	$—	Other prepayments and current assets	$0.1
Forward Power Contracts in an Asset position	2.3	—	Other prepayments and current assets	2.3
Forward Power Contracts in a Liability position	(2.2)	—	Other current liabilities	(2.2)
NYMEX-Quality Coal Forwards in a Liability position	(16.7)	10.3	Other current liabilities	(6.4)
Heating Oil Futures in an Asset position	1.6	(1.6)	Other prepayments and current assets	—

Total short-term derivative MTM positions	(14.9)	8.7		(6.2)

Long-term Derivative Positions
Forward Power Contracts in an Asset position	1.4	—	Other deferred assets	1.4
Forward Power Contracts in a Liability position	(1.3)	—	Other deferred credits	(1.3)
NYMEX-Quality Coal Forwards in a Liability position	(5.6)	5.6	Other deferred credits	—

Total long-term derivative MTM positions	(5.5)	5.6		0.1

Total MTM Position	$(20.4)	$14.3		$(6.1)

(1)Includes credit valuation adjustment.

(2)Includes counterparty and collateral netting.

The following table shows the fair value and balance sheet classification of DP&L’s derivative instruments not designated as hedging instruments at December 31, 2011.

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

The aggregate fair value of DP&L’s commodity derivative instruments that are in a MTM loss position at March 31, 2012 is $32.0 million.  This amount is offset by $19.4 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $0.9 million.  If our counterparties were to call for collateral, DP&L could be required to post collateral for the remaining $11.7 million.

11.  Common Shareholder’s Equity

DP&L has 250,000,000 authorized common shares, of which 41,172,173 are outstanding at March 31, 2012.  All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

12.  Contractual Obligations, Commercial Commitments and Contingencies

DP&L — Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of March 31, 2012, DP&L could be responsible for the repayment of 4.9%, or $64.9 million, of a $1,324.7 million debt obligation that features maturities from 2013 to 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2012, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2011.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2012, cannot be reasonably determined.

Environmental Matters

DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP.  We have estimated liabilities of approximately $3.2 million for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our power plants.  Some of these matters could have material adverse impacts on our business and on the operation of the power plants; especially the plants that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, Hutchings and Beckjord are our only coal-fired power plants that do not have this equipment installed.  DP&L owns 100% of the Hutchings station and a 50% interest in Beckjord Unit 6.

On July 15, 2011, Duke Energy, co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by Duke Energy to PJM, dated February 1, 2012, of a planned April 1, 2015 deactivation of this unit.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.  We are considering options for the Hutchings station, but have not yet made a final decision.  We do not believe that any accruals or impairment charges are needed related to the Hutchings station.

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

Cross-State Air Pollution Rule

The Clean Air Interstate Rule (CAIR) final rules were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  Appeals brought by various parties resulted in a decision by the U.S. Court of Appeals for the District of Columbia Circuit on July 11, 2008 to vacate CAIR and its associated Federal Implementation Plan.  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 2008 decision.

In an attempt to conform to the Court’s decision, on July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR).  CAIR was finalized as the Cross-State Air Pollution Rule (CSAPR) on July 6, 2011, but subsequent litigation has resulted in CSAPR’s implementation being delayed indefinitely.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2); and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  We do not believe the rule will have a material effect on our operations in 2012.  The Ohio EPA has a State Implementation Plan (SIP) that incorporates the CAIR program requirements, which remain in effect pending judicial review of CSAPR.  If CSAPR becomes effective, USEPA is expected to institute a federal implementation plan (FIP) in lieu of state SIPs and allow for the states to develop SIPs for approval as early as 2013.  DP&L is unable to estimate the effect of the new requirements; however, CSAPR could have a material adverse effect on our operations.

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

Carbon Emissions and Other Greenhouse Gases

In response to a U.S. Supreme Court decision that the USEPA has the authority to regulate CO2 emissions from motor vehicles, the USEPA made a finding that CO2 and certain other GHGs are pollutants under the CAA.  Subsequently, under the CAA, USEPA determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  This finding became effective in January 2010.  Numerous affected parties have petitioned the USEPA Administrator to reconsider this decision.  On April 1, 2010, USEPA signed the “Light-Duty Vehicle Greenhouse Gas Emission Standards and Corporate Average Fuel Economy Standards” rule.  Under USEPA’s view, this is the final action that renders CO2 and other GHGs “regulated air pollutants” under the CAA.

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

On April 13, 2012, the USEPA published its GHG standards for new electric generating units (EGUs) under CAA subsection 111(b), which would require certain new EGUs to meet a standard of 1,000 pounds of CO2 per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation.  The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive CO2 emission control technology to meet the standard.  Furthermore, the USEPA may propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d).  These latter rules may focus on energy efficiency improvements at power plants.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

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

In June 2000, the USEPA issued an NOV to the DP&L-operated J.M. Stuart generating station (co-owned by DP&L, Duke Energy, and CSP) for alleged violations of the CAA.  The NOV contained allegations that Stuart station engaged in projects between 1978 and 2000 without New Source Review and PSD permits that resulted in significant increases in particulate matter, SO2, and NOx.  These allegations are consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

In December 2007, the Ohio EPA issued an NOV to the DP&L-operated Killen generating station (co-owned by DP&L and Duke Energy) for alleged violations of the CAA.  The NOV alleged deficiencies in the continuous monitoring of opacity.  We submitted a compliance plan to the Ohio EPA on December 19, 2007.  To date, no further actions have been taken by the Ohio EPA.

On March 13, 2008, Duke Energy, the operator of the Zimmer generating station, received an NOV and a Finding of Violation (FOV) from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the station in areas including SO2, opacity and increased heat input. A second NOV and FOV with similar allegations was issued on November 4, 2010.  Also in 2010, USEPA issued an NOV to Zimmer for excess emissions.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of these matters.  Duke Energy is expected to act on behalf of itself and the co-owners with respect to these matters.  DP&L is unable to predict the outcome of these matters.

Notices of Violation Involving Wholly Owned Plants

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the Hutchings station.  The NOVs’ alleged deficiencies related to stack opacity and particulate emissions.  Discussions are under way with the USEPA, the U.S. Department of Justice and Ohio EPA.  On November 18, 2009, the USEPA issued an NOV to DP&L for alleged NSR violations of the CAA at the Hutchings station relating to capital projects performed in 2001 involving Unit 3 and Unit 6.  DP&L does not believe that the projects described in the NOV were modifications subject to NSR.  DP&L is engaged in discussions with the USEPA and the U.S. Department of Justice to resolve these matters, but DP&L is unable to determine the timing, costs or method by which these issues may be resolved.  The Ohio EPA is kept apprised of these discussions.

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

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the J.M. Stuart station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  DP&L will install sedimentation ponds as part of the runoff control measures to address this issue.  We expect the impact of this NOV to be immaterial.

In September 2009, the USEPA announced that it will be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  It is anticipated that the USEPA will release a proposed rule by November 2012 with a final regulation in place by early 2014.  At present, DP&L is unable to predict the impact this rulemaking will have on its operations.

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

Regulation of Ash Ponds

In March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and J.M. Stuart stations.  Subsequently, the USEPA collected similar information for the Hutchings station.

In August 2010, the USEPA conducted an inspection of the Hutchings station ash ponds.  In June 2011, the USEPA issued a final report from the inspection including recommendations relative to the Hutchings station ash ponds.  DP&L is unable to predict whether there will be additional USEPA action relative to DP&L’s proposed plan or the effect on operations that might arise under a different plan.

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

Notice of Violation involving Co-Owned Plants

On September 9, 2011, DP&L received a notice of violation from the USEPA with respect to its co-owned J.M. Stuart station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act National Pollutant Discharge Elimination System permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial condition or cash flow.

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

In connection with DP&L and other utilities joining PJM, in 2006 the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L entered into a significant number of bilateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  With respect to unsettled claims, DP&L management has deferred $18.1 million and $17.8 million as of December 31, 2011 and December 31, 2010, respectively, as Other deferred credits representing the amount of unearned income and interest where the earnings process is not complete.  The amounts at March 31, 2012 and December 31, 2011 includes estimated interest of $5.5 million and $5.2 million, respectively. On September 30, 2011, the FERC issued two SECA-related orders that affirmed an earlier order issued in 2010 by denying the rehearing requests that a number of different parties, including DP&L, had filed.  These orders are now final, subject to possible appellate court review.  These orders do not affect prior settlements that had been reached with other parties that owed SECA revenues to DP&L or were recipients of amounts paid by DP&L.  For other parties that had not previously settled with DP&L, the exact timing and amounts of any payments that would be made or received by DP&L under these orders is still uncertain.

Lawsuits were filed in connection with the Merger seeking, among other things, one or more of the following:  to enjoin consummation of the Merger until certain conditions were met, to rescind the Merger or for rescissory damages, or to commence a sale process and/or obtain an alternative transaction or to recover an unspecified amount of other damages and costs, including attorneys’ fees and expenses, or a constructive trust or an accounting from the individual defendants for benefits they allegedly obtained as a result of their alleged breach of duty.  All of these lawsuits, except one, were resolved and/or dismissed prior to the March 28, 2012 filing of our Form 10-K for the fiscal year ending December 31, 2011, and were discussed in that and previous reports we filed.  The last of these lawsuits was dismissed on March 29, 2012, as noted below.

On April 28, 2011, a lawsuit was filed in the Court of Common Pleas of Montgomery County, Ohio, naming DPL and each member of DPL’s board of directors as defendants.  The lawsuit filed by Payne Family Trust was a purported class action on behalf of plaintiff and an alleged class of DPL shareholders.  On March 29, 2012, the Court entered an order dismissing this lawsuit with prejudice pursuant to a stipulation filed by the parties.  Plaintiff had alleged, among other things, that DPL’s directors breached their fiduciary duties in approving the Merger of DPL and AES.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL and DP&L.  On November 28, 2011, DPL became a wholly owned subsidiary of AES, a global power company.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I — Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ending December 31, 2011 and in Item 1A to Part II of this Quarterly Report on Form 10-Q, and our “Forward-Looking Statements” section on page 8 of this Form 10-Q.  For a list of certain abbreviations or acronyms in this discussion, see Glossary at the beginning of this Form 10-Q.

DESCRIPTION OF BUSINESS

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  DPL’s two reportable segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER subsidiary.  Refer to Note 14 of Notes to DPL’s Condensed Consolidated Financial Statements for more information relating to these reportable segments.

On November 28, 2011, DPL was acquired by AES in the Merger and DPL became a wholly owned subsidiary of AES.  See Note 2 of Notes to DPL’s Condensed Consolidated Financial Statements.

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

DPLER sells competitive retail electric service, under contract, to residential, commercial and industrial customers.  DPLER’s operations include those of its wholly owned subsidiary, MC Squared, which was acquired on February 28, 2011.  DPLER has more than 45,000 customers currently located throughout Ohio and Illinois.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the area.

DPL’s other significant subsidiaries include DPLE, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity and MVIC, our captive insurance company that provides insurance services to us and our subsidiaries.  All of DPL’s subsidiaries are wholly owned.

DPL also has a wholly owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

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

DPL and its subsidiaries employed 1,494 people as of March 31, 2012, of which 1,450 employees were employed by DP&L.  Approximately 53% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

BUSINESS COMBINATION

Acquisition by The AES Corporation

On November 28, 2011, DPL merged with Dolphin Sub, Inc., a wholly owned subsidiary of The AES Corporation, a Delaware corporation (“AES”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) whereby AES acquired DPL for $30.00 per share in a cash transaction valued at approximately $3.5 billion.  At closing, DPL became a wholly owned subsidiary of AES.

Dolphin Subsidiary II, Inc., a subsidiary of AES, issued $1,250.0 million in long-term Senior Notes on October 3, 2011, to partially finance the Merger (see Note 2 of Notes to DPL’s Condensed Consolidated Financial Statements).  Upon the consummation of the Merger, Dolphin Subsidiary II, Inc. was merged into DPL and these notes became long-term debt obligations of DPL.  This debt has and will have a material effect on DPL’s cash requirements.

As a result of the Merger, including the assumption of merger-related debt, DPL and DP&L were downgraded by all three major credit rating agencies.  We do not anticipate that these reduced ratings will have a significant effect on our liquidity; however, we expect that our cost of capital will increase.  See Note 6 of Notes to DPL’s Condensed Consolidated Financial Statements for more information.

DPL incurred merger transaction costs consisting primarily of banker’s fees, legal fees and change of control costs of approximately $53.6 million pre-tax during 2011 and an additional $1.0 million pre-tax during 2012.  Other than these costs, interest on the additional debt and other items noted above, DPL and DP&L do not expect the Merger to have a significant effect on their financial position, results of operations or sources of liquidity during 2012.

The Merger also resulted in DPL recording $2,489.3 million in goodwill due to the push down of purchase accounting in accordance with FASC 805. Utilities in Ohio continue to face downward pressure on operating margins due to the evolving regulatory environment, which is moving towards a market-based competitive pricing mechanism.  At the same time, declining energy prices are also reducing operating margins across the utility industry.  These competitive forces could adversely impact the future operating performance of DPL and may result in impairment of its goodwill.

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

DPL will perform its annual goodwill impairment evaluation in the fourth quarter of 2012.

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

As a result of this endangerment finding and other USEPA regulations, emissions of CO2 and other GHGs from certain electric generating units and other stationary sources are subject to regulation.  Increased pressure for GHG emissions reduction is also coming from investor organizations and the international community.  Environmental advocacy groups are also focusing considerable attention on GHG emissions from power generation facilities and their potential role in climate change.  Approximately 99% of the energy we produce is generated by coal.  DP&L’s share of GHG emissions at generating stations we own and co-own is approximately 16 million tons annually.  If we are required to implement control of CO2 and other GHGs at generation facilities, the cost to DPL and DP&L of such reductions could be material.

•                 Clean Water Act

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the J.M. Stuart station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  DP&L will install sedimentation ponds as part of the runoff control measures to address this issue.  We expect the impact of this NOV to be immaterial.

•                  SB 221 Requirements

SB 221 and the implementation rules contain targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.  The standards require that, by the year 2025, 25% of the total number of kWh of electricity sold by the utility to retail electric consumers must come from alternative energy resources, which include “advanced energy resources” such as distributed generation, clean coal, advanced nuclear, energy efficiency and fuel cell technology; and “renewable energy resources” such as solar, hydro, wind, geothermal and biomass.  At least half of the 25% must be generated from renewable energy resources, including 0.5% from solar energy.  The renewable energy portfolio, energy efficiency and demand reduction standards began in 2009 with increased percentage requirements each year thereafter.  The annual targets for energy efficiency and peak demand reductions began in 2009 with annual increases.  Energy efficiency programs are expected to save 22.3% by 2025 and peak demand reductions are expected to reach 7.75% by 2018 compared to a baseline energy usage.  If any targets are not met, compliance penalties will apply, unless the PUCO makes certain findings that would excuse performance.

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

SB 221 also requires that all Ohio distribution utilities file either an ESP or MRO.  Under the MRO, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements.  Also, under this option, utilities that still own generation in the state are required to phase-in the MRO over a period of not less than five years.  An ESP may allow for adjustments to the SSO for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; and the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its ESP, a utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  Both MRO and ESP options involve a “significantly excessive earnings test” based on the earnings of comparable companies with similar business and financial risks.  On March 30, 2012, DP&L filed with the PUCO for approval of its next SSO to replace the existing ESP that expires on December 31, 2012.  The filing requested approval of a five-year and five month MRO, which will be effective January 1, 2013, and would phase in market rates over this period.  The PUCO is currently reviewing the filing and no decision has been made.  The outcome of the proceeding is uncertain and could have a material impact on our results.

•                  NOx and SO2  Emissions — CSAPR

The Clean Air Interstate Rule (CAIR) final rules were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  Appeals brought by various parties resulted in a decision by the U.S. Court of Appeals for the District of Columbia Circuit on July 11, 2008 to vacate CAIR and its associated Federal Implementation Plan.  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 2008 decision.

In an attempt to conform to the Court’s decision, on July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR).  CATR was finalized as the Cross-State Air Pollution Rule (CSAPR) on July 6, 2011, but subsequent litigation has resulted in CSAPR’s implementation being delayed indefinitely.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2); and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  The Ohio EPA has a State Implementation Plan (SIP) that incorporates the CAIR program requirements, which remain in effect pending judicial review of CSAPR.  If CSAPR becomes effective, the USEPA is expected to institute a Federal Implementation Plan (FIP) in lieu of state SIPs and allow for the states to develop SIPs for approval as early as 2013.  We do not believe the rule will have a material effect on our operations in 2012, but until the CSAPR becomes effective, DP&L is unable to estimate the impact of the new requirements in future years.

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

Lower market prices for power have resulted in increased levels of competition to provide transmission and generation services.  This in turn has led approximately 53% of DP&L’s retail volume to be switched to CRES providers.  DPLER, an affiliated company and one of the registered CRES providers, has been marketing transmission and generation services to DP&L customers.  The following table provides a summary of the number of electric customers and volumes provided by all CRES providers in our service territory during the three months ended March 31, 2012 and 2011:

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER
Residential	26,336	110	32	—
Commercial	10,868	435	7,699	412
Industrial	630	723	553	695
Other	3,249	189	1,500	238
Supplied by DPLER	41,083	1,457	9,784	1,345

Supplied by non-affiliated CRES providers
Residential	24,958	81	291	1
Commercial	6,766	180	2,266	65
Industrial	371	123	137	46
Other	561	16	84	6
Supplied by non-affiliated CRES providers	32,656	400	2,778	118

Total supplied in our service territory by DPLER and other CRES providers
Residential	51,294	191	323	1
Commercial	17,634	615	9,965	477
Industrial	1,001	846	690	741
Other	3,810	205	1,584	244
Total supplied in our service territory by DPLER and other CRES providers	73,739	1,857	12,562	1,463

Distribution sales by DP&L in our service territory (a)
Residential	455,243	1,403	456,074	1,544
Commercial	50,169	879	50,124	891
Industrial	1,749	903	1,762	850
Other	6,795	339	6,728	345
Distribution sales by DP&L in our service territory (a)	513,956	3,524	514,688	3,630

(a) The kWh sales include all distribution sales, including those whose power is supplied by non-affiliated CRES providers.

The volumes supplied by DPLER represent approximately 41% and 37% of DP&L’s total distribution volumes during the three months ended March 31, 2012 and 2011, respectively.  We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

As of March 31, 2012, approximately 53% of DP&L’s load has switched to CRES providers with DPLER acquiring 78% of the switched load.  For the three months ended March 31, 2012, customer switching negatively affected DPL’s gross margin by approximately $27.0 million compared to the 2011 effect of approximately $9.0 million.  For the three months ended March 31, 2012, customer switching negatively affected DP&L’s gross margin by approximately $53.0 million compared to the 2011 effect of approximately $19.0 million.

Several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, a number of organizations have filed with the PUCO to initiate aggregation programs.  If a number of the larger organizations move forward with aggregation, it could have a material effect on our earnings.

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

Income Statement Highlights — DPL

	Three Months Ended
	March 31,
	2012	2011
$ in millions	Successor	Predecessor

Revenues:
Retail	$349.3	$369.5
Wholesale	22.4	32.4
RTO revenues	18.2	21.4
RTO capacity revenues	36.9	55.3
Other revenues	3.2	2.7
Mark-to-market gains / (losses)	4.0	(0.7)
Total revenues	$434.0	$480.6

Cost of revenues:
Fuel costs	$90.6	$100.9
Losses / (gains) from sale of coal	3.4	(1.8)
Mark-to-market losses	3.4	0.6
Net fuel	97.4	99.7

Purchased power	34.6	37.3
RTO charges	24.5	29.3
RTO capacity charges	33.7	55.5
Mark-to-market losses / (gains)	2.0	(1.3)
Net purchased power	94.8	120.8

Amortization of intangibles	27.8	—

Total cost of revenues	$220.0	$220.5

Gross margins (a)	$214.0	$260.1

Gross margin as a percentage of revenues	49%	54%

Operating income	$59.2	$100.9

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

	Three Months Ended
	March 31,
	2012	2011
Number of days	Successor	Predecessor

Heating degree days (a)	2,263	2,967
Cooling degree days (a)	30	—

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

The following table provides a summary of changes in revenues from the prior period:

Three Months Ended
March 31,
$ in millions	2012 vs. 2011

Retail
Rate	$3.1
Volume	(23.5)
Other miscellaneous	0.7
Total retail change	$(19.7)

Wholesale
Rate	$4.0
Volume	(14.0)
Total wholesale change	$(10.0)

RTO capacity & other
RTO capacity and other RTO revenues	$(21.6)

Other
Unrealized MTM	$4.7

Total revenues change	$(46.6)

For the three months ended March 31, 2012, Revenues decreased $46.6 million to $434.0 million from $480.6 million in the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale sales volume and a decrease in RTO capacity and other RTO revenues, partially offset by an increase in retail and wholesale average rates.

•                  Retail revenues decreased $19.7 million resulting primarily from a 6% decrease in retail sales volume compared to prior year period largely due to unfavorable weather.  The unfavorable weather conditions resulted in a 23% decrease in the number of heating degree days to 2,263 days from 2,967 days in 2011.  The decrease in sales volume is also due to the effect of lower revenues due to customer switching which has resulted from increased levels of competition to provide transmission and generation services in our service territory.  This decrease in sales volume was partially offset by a slight increase in average retail rates of 1%, and by improved economic conditions.  The above resulted in an unfavorable $23.5 million retail sales volume variance and a favorable $3.1 million retail price variance.

•                  Wholesale revenues decreased $10.0 million primarily as a result of a 43% decrease in wholesale sales volume which was largely a result of lower generation by our power plants, partially offset by a 13% increase in wholesale average prices.  This resulted in an unfavorable $14.0 million wholesale sales volume variance and a favorable wholesale price variance of $4.0 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $21.6 million compared to the same period in 2011.  This decrease in RTO capacity and other revenues was primarily the result of an $18.4 million decrease in revenues realized from the PJM capacity auction.

DPL — Cost of Revenues

For the three months ended March 31, 2012:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $2.3 million, or 2%, compared to 2011.  During the quarter ended March 31, 2012, fuel costs decreased by $10.3 million driven by a 14% decrease in the volume of generation at our plants.  This decrease was partially offset by increased losses on the sale of coal and MTM.  DP&L realized $3.4 million in losses from the sale of coal, compared to $1.8 million of realized gains during the same period in 2011.  In addition, unrealized MTM losses were $3.4 million for the three months ended March 31, 2012 compared to $0.6 million for the same period in 2011.

•                  Net purchased power decreased $26.0 million, or 22%, compared to the same period in 2011 due largely to a $26.6 million decrease in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Purchased power volumes increased less than 1% and purchased power prices decreased approximately 8% compared to the same period in 2011.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

•                  Amortization of intangibles increased $27.8 million, or 100%, compared to the same period in 2011 due to the application of purchase accounting at the Merger date.

DPL — Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2012 vs. 2011
Low-income payment program (1)	$5.2
Competitive retail operations	2.2
Generating facilities operating and maintenance expenses	1.3
Maintenance of overhead transmission and distribution lines	(5.7)
Pension expense	(0.9)
Other, net	0.3
Total operation and maintenance expense	$2.4

(1)   There is a corresponding increase in Revenues associated with this program resulting in no impact to Net income.

During the three months ended March 31, 2012, Operation and maintenance expense increased $2.4 million, or 2%, compared to the same period in 2011.  This variance was primarily the result of:

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider,

•                  increased marketing, customer maintenance and labor costs associated with the competitive retail business as a result of increased sales volume and number of customers, and

•                  increased expenses for generating facilities largely due to the length and timing of planned outages at jointly owned production units relative to the same period in 2011.

These increases were partially offset by:

•                  decreased expenses related to the maintenance of overhead transmission and distribution lines primarily as a result of storms, including a significant ice storm in February 2011, and

•                  lower pension expenses primarily related to the elimination of certain unrecognized actuarial losses and prior service costs as a result of purchase accounting due to the Merger. These amounts were previously recorded in Accumulated Other Comprehensive Income and recognized in pension expense over the remaining service life of plan participants.

DPL — Depreciation and Amortization

For the three months ended March 31, 2012, Depreciation and amortization expense decreased $3.7 million, or 11%, as compared to 2011.  The decrease primarily reflects the effect of the purchase accounting resulting in estimated fair values below the carrying value at the Merger date.  This was partially offset by increased amortization expense primarily due to the amortization of certain intangibles acquired in the merger.

DPL — General Taxes

For the three months ended March 31, 2012, General taxes decreased $3.1 million, or 13%, as compared to 2011.  This decrease was primarily the result of an unfavorable 2011 determination from the Ohio gross receipts tax audit partially offset by higher property tax accruals in 2012 compared to 2011.  Prior to the Merger date, certain excise and other taxes were recorded gross.  Effective on the Merger date, these taxes are accounted for on a net basis and are recorded as a reduction in revenues for presentation in accordance with AES policy.  The 2011 amount was reclassified to conform to this presentation.

DPL — Interest Expense

For the three months ended March 31, 2012, Interest expense increased $12.7 million, or 75%, as compared to 2011 due primarily to higher interest cost subsequent to the Merger as a result of the $1,250.0 million of debt that was assumed by DPL in connection with the AES Merger.

DPL — Charge for Early Redemption of Debt

The Charge for early redemption of debt reflects the purchase, in February 2011, of $122.0 million principal of the DPL Capital Trust II 8.125% capital securities in a privately negotiated transaction.  As part of this transaction, DPL paid a $12.2 million, or 10% premium, and wrote-off $3.1 million of unamortized discount and issuance costs.

DPL — Income Tax Expense

For the three months ended March 31, 2012, Income tax expense decreased $17.1 million, or 69%, as compared to 2011 primarily due to decreased pre-tax income.

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

Competitive Retail Segment

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to more than 45,000 customers currently located throughout Ohio and Illinois.  MC Squared, a Chicago-based retail electricity supplier, serves more than 4,000 customers in Northern Illinois.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  DP&L sells power to DPLER under a wholesale agreement.  Under this agreement, intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer;  the price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other

Included within Other are other businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs which include interest expense on DPL’s debt.

Management evaluates segment performance based on gross margin.

See Note 14 of Notes to DPL’s Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

	Three months ended
	March 31,		Increase (Decrease)
	2012	2011	2012 vs. 2011
$ in millions	Successor	Predecessor

Utility	$219.1	$233.4	$(14.3)
Competitive Retail	15.4	16.3	(0.9)
Other	(19.6)	11.4	(31.0)
Adjustments and Eliminations	(0.9)	(1.0)	0.1
Total consolidated	$214.0	$260.1	$(46.1)

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

Income Statement Highlights — Competitive Retail Segment

	Three months ended
	March 31,		Increase (Decrease)
	2012	2011	2012 vs. 2011
$ in millions	Successor	Predecessor
Revenues:
Retail	$107.6	$94.3	$13.3
RTO and other	4.5	(0.3)	4.8
	112.1	94.0	18.1

Cost of revenues:
Purchased power	96.7	77.7	19.0

Gross margins (a)	15.4	16.3	(0.9)

Operation and maintenance expense	5.2	3.0	2.2
Other expenses (income), net	0.8	0.6	0.2
Total expenses, net	6.0	3.6	2.4

Earnings (Loss) from continuing operations before income tax	9.4	12.7	(3.3)
Income tax expense (benefit)	3.4	6.6	(3.2)
Net income (Loss)	$6.0	$6.1	$(0.1)

Gross margin as a percentage of
revenues	14%	17%

(a)                For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Competitive Retail Segment — Revenue

For the three months ended March 31, 2012, the segment’s retail revenues increased $13.3 million, or 14%, as compared to 2011.  The increase was primarily due to an $8.3 million increase in retail revenue from MC Squared which was purchased on February 28, 2011 combined with increased retail sales volume from DP&L’s retail customers switching their retail electric service to DPLER.  Increased levels of competition in the competitive retail electric service business in the state of Ohio has resulted in many of DP&L’s retail customers switching their retail electric service to DPLER or other CRES suppliers.  The increased sales volume from switching and the purchase of MC Squared was partially offset by unfavorable weather conditions resulting in a 23% decrease in the number of heating degree days during the period in 2012 compared to 2011.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 1,700 million kWh of power to more than 46,000 customers for the three months ending March 31, 2012 compared to approximately 1,500 million kWh of power to more than 12,000 customers during the same period of 2011.

Competitive Retail Segment — Purchased Power

For the three months ended March 31, 2012, the Competitive Retail segment purchased power increased $19.0 million, or 24%, as compared to 2011 due to higher purchased power volumes required to satisfy an increase in customer base resulting from customer switching and $11.1 million relating to power purchased for MC Squared customers.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  Intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.

Competitive Retail Segment — Operation and Maintenance

For the three months ended March 31, 2012, DPLER’s operation and maintenance expenses include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses.  The higher operation and maintenance expense in 2012 as compared to 2011 is reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers and the purchase of MC Squared.

Competitive Retail Segment — Income Tax Expense

For the three months ended March 31, 2012, the segment’s income tax expense decreased $3.2 million compared to the same period in 2011 primarily due to decreased pre-tax income and decreased state income tax expenses.  State income taxes were higher in 2011 due to a $2.0 million charge for state deferred taxes due to the Illinois Unitary Tax rules as a result of the purchase of MC Squared.

RESULTS OF OPERATIONS — DP&L

Income Statement Highlights — DP&L

	Three Months Ended
	March 31,
$ in millions	2012	2011

Revenues:
Retail	$242.7	$276.3
Wholesale	104.5	106.2
RTO revenues	17.3	20.4
RTO capacity revenues	31.4	46.8
Mark-to-market gains	3.7	0.1
Total revenues	$399.6	$449.8

Cost of revenues:
Fuel costs	$88.8	$99.8
Losses / (gains) from sale of coal	3.4	(1.8)
Mark-to-market losses	3.4	0.6
Net fuel	95.6	98.6

Purchased power	25.5	33.9
RTO charges	24.1	29.1
RTO capacity charges	31.5	54.5
Mark-to-market losses	3.8	0.3
Total purchased power	84.9	117.8

Total cost of revenues	$180.5	$216.4

Gross margins (a)	$219.1	$233.4

Gross margin as a percentage of revenues	55%	52%

Operating Income	$65.0	$89.3

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

The following table provides a summary of changes in revenues from the prior period:

Three Months Ended
March 31,
$ in millions	2012 vs. 2011

Retail
Rate	$(3.0)
Volume	(30.8)
Other miscellaneous	0.2
Total retail change	(33.6)

Wholesale
Rate	5.7
Volume	(7.4)
Total wholesale change	(1.7)

RTO capacity and other
RTO capacity and other RTO revenues	(18.5)

Other
Unrealized MTM	$3.6

Total revenues change	$(50.2)

For the three months ended March 31, 2012, Revenues decreased $50.2 million, or 11%, to $399.6 million from $449.8 million in the prior year.  This decrease was primarily the result of lower average retail rates, lower retail and wholesale sales volumes and decreased RTO capacity and other revenues, partially offset by higher average wholesale prices.  The revenue components for the three months ended March 31, 2012 are further discussed below:

•                  Retail revenues decreased $33.6 million primarily due to an 11% decrease in retail sales volumes compared to those in the prior year largely due to unfavorable weather conditions.  The unfavorable weather conditions resulted in a 23% decrease in the number of heating degree days to 2,263 days from 2,967 days in 2011.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  The average retail rates decreased 1% overall primarily as a result of customers switching from DP&L to DPLER.  The remaining distribution services provided by DP&L were billed at a lower rate resulting in a reduction of total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by the implementation of the fuel and energy efficiency riders, increased TCRR and RPM riders, and the incremental effect of the recovery of costs under the EIR.  The above resulted in an unfavorable $30.8 million retail sales volume variance and an unfavorable $3.0 million retail price variance.

•                  Wholesale revenues decreased $1.7 million primarily as a result of a 7% decrease in wholesale sales volume which was largely a result of lower generation by our power plants, partially offset by the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This decrease was partially offset by a 6% increase in average wholesale sales prices.  This resulted in an unfavorable $7.4 million wholesale volume variance offset partially by a $5.7 million favorable wholesale price variance.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $18.5 million compared to the same period in 2011.  This decrease in RTO capacity and other revenues was primarily the result of a $15.4 million decrease in revenues realized from the PJM capacity auction, and a decrease of $3.1 million in transmission and congestion revenues.

DP&L — Cost of Revenues

For the three months ended March 31, 2012:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $3.0 million, or 3%, compared to 2011.  During the quarter ended March 31, 2012, fuel costs decreased by $11.0 million driven by a 14% decrease in the volume of generation at our plants.  This decrease was partially offset by increased losses on the sale of coal and MTM.  DP&L realized $3.4 million in losses from the sale of coal, compared to $1.8 million of realized gains during the same period in 2011.  In addition, unrealized MTM losses were $3.4 million for the three months ended March 31, 2012 compared to $0.6 million for the same period in 2011.

•                  Net purchased power decreased $32.9 million, or 28%, compared to the same period in 2011 due largely to a $28.0 million decrease in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This increase included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Purchased power volumes decreased 23% and purchased power prices decreased approximately 2% compared to the same period in 2011.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

DP&L — Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2012 vs 2011
Low-income payment program (1)	$5.2
Generating facilities operating and maintenance expenses	1.4
Pension expenses	1.1
Maintenance of overhead transmission and distribution lines	(5.7)
Other, net	5.8
Total operation and maintenance expense	$7.8

(1)  There is a corresponding increase in Revenues associated with this program resulting in no impact to Net income.

For the three months ended March 31, 2012, Operation and maintenance expense increased $7.8 million, or 9%, compared to the same period in 2011.  This variance was primarily the result of:

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider,

•                  increased expenses for generating facilities largely due to the length and timing of planned outages at jointly owned production units relative to the same period in 2011, and

•                  increased pension expenses primarily related to changes in plan assumptions, specifically a lower discount rate and lower expected rate of return on plan assets.

These increases were partially offset by decreased expenses related to the maintenance of overhead transmission and distribution lines primarily as a result of storms, including a significant ice storm in February 2011.

DP&L — Depreciation and Amortization

For the three months ended March 31, 2012, Depreciation and amortization expense increased $1.6 million as compared to 2011.  The increase primarily reflected the impact of investments in plant and equipment during the three months ended March 31, 2012.

DP&L — General Taxes

For the three months ended March 31, 2012, General taxes increased $0.6 million, or 3%, as compared to 2011.  This increase was primarily the result of higher property tax accruals in 2012.  Prior to the Merger date, certain excise and other taxes were recorded gross.  Effective on the Merger date, these taxes are accounted for on a net basis and are recorded as a reduction in Revenues for presentation in accordance with AES policy.  The 2011 amount was reclassified to conform to this presentation.

DP&L — Interest Expense

Interest expense recorded during the three months ended March 31, 2012 did not fluctuate significantly from that recorded during the three months ended March 31, 2011.

DP&L — Income Tax Expense

For the three months ended March 31, 2012, Income tax expense decreased $9.7 million, or 36%, as compared to 2011 primarily due to decreased pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  The following table provides a summary of the cash flows for DPL and DP&L:

DPL

	Three months ended
	March 31,
	2012	2011
$ in millions	Successor	Predecessor

Net cash provided by operating activities	$94.6	$92.0
Net cash provided by / (used for) investing activities	(54.0)	10.0
Net cash used for financing activities	(52.0)	(155.5)

Net change	(11.4)	(53.5)
Cash and cash equivalents at beginning of period	173.5	124.0
Cash and cash equivalents at end of period	$162.1	$70.5

DP&L

	For the Three Months
	Ended March 31,
$ in millions	2012	2011

Net cash provided by operating activities	$89.6	$84.0
Net cash used for investing activities	(53.2)	(40.4)
Net cash used for financing activities	(45.2)	(40.2)

Net change	(8.8)	3.4
Cash and cash equivalents at beginning of period	32.2	54.0
Cash and cash equivalents at end of period	$23.4	$57.4

The significant items that have impacted the cash flows for DPL and DP&L are discussed in greater detail below:

Net Cash Provided by Operating Activities

The revenue from our energy business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes.

DPL — Net cash provided by operating activities

DPL’s Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 can be summarized as follows:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31,	March 31,
$ in millions	2012	2011

Net income	$21.7	$43.5
Depreciation and amortization	54.5	35.1
Deferred income taxes	(9.2)	33.7
Charge for early redemption of debt	—	15.3
Contribution to pension plan	—	(40.0)
Accrued interest	29.1	(1.2)
Deferred regulatory costs, net	7.2	12.8
Other	(8.7)	(7.2)
Net cash provided by operating activities	$94.6	$92.0

For the three months ended March 31, 2012, Net cash provided by operating activities was primarily a result of Net income adjusted for noncash depreciation and amortization.  Other represents items that had a current period cash flow impact and includes changes in working capital and other future rights or obligations to receive or to pay cash.  These items are primarily impacted by, among other factors, the timing of when cash payments are made for fuel, purchased power, operating costs, taxes, and when cash is received from our utility customers and from the sales of coal and excess emission allowances.  Accrued interest relates primarily to the $1,250.0 million of debt and the timing of payments.

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

DP&L — Net cash provided by operating activities

DP&L’s Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2012	2011

Net income	$38.1	$52.7
Depreciation and amortization	34.7	33.1
Deferred income taxes	(2.4)	33.3
Contribution to pension plan	—	(40.0)
Deferred regulatory costs, net	7.1	12.8
Other	12.1	(7.9)
Net cash provided by operating activities	$89.6	$84.0

For the three months ended March 31, 2012 and 2011, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.

DPL — Net cash (used for) / provided by investing activities

DPL’s Net cash used for investing activities for the three months ended March 31, 2012 and 2011 can be summarized as follows:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31,	March 31,
$ in millions	2012	2011

Other plant-related asset acquisitions, net	$(51.7)	$(41.4)
Environmental and renewable energy capital expenditures	(2.3)	(1.6)
Purchase of MC Squared	—	(8.2)
Sales / (purchases) of short-term investments, net	—	59.1
Other	—	2.1
Net cash (used for) / provided by investing activities	$(54.0)	$10.0

For the three months ended March 31, 2012, DPL’s cash used for investing activities reflects assets acquired at our generation plants.

For the three months ended March 31, 2011, DPL cash used for investing activities was primarily for assets acquired at our generation plants.  Additionally, DPL, on behalf of DPLER, made a cash payment of approximately $8.2 million to acquire MC Squared. Also during the three months ended March 31, 2011, DPL redeemed $60.8 million of short-term investments mostly comprised of VRDN securities as well as purchased an additional $1.7 million of short-term investments during the same period.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

DP&L — Net cash used for investing activities

DP&L’s Net cash used for investing activities for the three months ended March 31, 2012 and 2011 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2012	2011

Other plant-related asset acquisitions, net	$(50.9)	$(40.8)
Environmental and renewable energy capital expenditures	(2.3)	(1.6)
Other	—	2.0
Net cash used for investing activities	$(53.2)	$(40.4)

For the three months ended March 31, 2012 and 2011, the significant components of DP&L’s Net cash used for investing activities are similar to those discussed under DPL’s Net cash used for investing activities above with the exception of the short-term investing activity.

DPL — Net cash used for financing activities

DPL’s Net cash used for financing activities for the three months ended March 31, 2012 and 2011 can be summarized as follows:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31,	March 31,
$ in millions	2012	2011

Dividends paid on common stock	$(45.0)	$(37.8)
Contributions to additional paid-in capital from parent	2.0	—
Payment to former warrant holders	(9.0)	—
Early redemption of long-term debt, including premium	—	(134.2)
Payment of MC Squared debt	—	(13.5)
Withdrawals from revolving credit facility, net	—	30.0
Net cash used for financing activities	$(52.0)	$(155.5)

For the three months ended March 31, 2012, DPL paid common stock dividends of $45.0 million to its parent, partially offset by contributions to additional paid-in capital from its parent, AES.  DPL also paid $9.0 million to former warrant holders which represents the difference between the exercise price of $21.00 per share and the $30.00 per share paid by AES in the Merger.

For the three months ended March 31, 2011, DPL paid common stock dividends of $37.8 million and paid $134.2 million for the purchase of the DPL Capital Trust II capital securities, of which $122.0 million related to the capital securities and an additional $12.2 million related to the premium paid on the purchase.  DPL also paid down the debt of MC Squared which was acquired in February 2011.  In addition, DP&L initiated net draws of $30.0 million on one of its revolving credit facilities.

DP&L — Net cash used for financing activities

DP&L’s Net cash used for financing activities for the three months ended March 31, 2012 and 2011 can be summarized as follows:

	Three Months Ended
	March 31,
$ in millions	2012	2011

Dividends paid on common stock to parent	$(45.0)	$(70.0)
Withdrawals from revolving credit facility, net	—	30.0
Other	(0.2)	(0.2)
Net cash used for financing activities	$(45.2)	$(40.2)

For the three months ended March 31, 2012, DP&L’s Net cash used for financing activities primarily relates to $45.0 million in dividends.

For the three months ended March 31, 2011, DP&L’s Net cash used for financing activities primarily relates to $70.0 million in dividends partially offset by a net withdrawal of $30.0 million on one of its revolving credit facilities.

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations.  Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements for retail operations, and dividend payments.  For 2012, and in subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from the capital markets as our internal liquidity needs and market conditions warrant.  We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods.

At the filing date of this quarterly report on Form 10-Q, DP&L has access to $400.0 million of short-term financing under two revolving credit facilities.  The first facility, established in August 2011, is for $200.0 million and expires in August 2015 and has eight participating banks, with no bank having more than 22% of the total commitment.  DP&L also has the option to increase the potential borrowing amount under the first facility by $50.0 million.  The second facility, established in April 2010, is for $200.0 million and expires in April 2013.  A total of five banks participate in this facility, with no bank having more than 35% of the total commitment.  DP&L also has the option to increase the potential borrowing amount under the second facility by $50.0 million.

At the filing date of this quarterly report on Form 10-Q, DPL has access to $125.0 million of short-term financing under a revolving credit facility established in August 2011.  This facility expires in August 2014, and has seven participating banks with, no bank having more than 32% of the total commitment.

				Amounts
				available as of
$ in millions	Type	Maturity	Commitment	March 31, 2012

DP&L	Revolving	August 2015	$200.0	$200.0

DP&L	Revolving	April 2013	200.0	200.0

DPL Inc.	Revolving	August 2014	125.0	125.0

			$525.0	$525.0

Each DP&L revolving credit facility has a $50.0 million letter of credit sublimit.  The entire DPL revolving credit facility amount is available for letter of credit issuances.  As of March 31, 2012 and through the date of filing this quarterly report on Form 10-Q, there were no letters of credit issued and outstanding on the revolving credit facilities.

Cash and cash equivalents for DPL and DP&L amounted to $162.1 million and $23.4 million, respectively, at March 31, 2012.  At that date, neither DPL nor DP&L had short-term investments.

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

DPL, through its subsidiary DP&L, is projecting to spend an estimated $700.0 million in capital projects for the period 2012 through 2014.  Approximately $15.0 million of this projected amount is to enable DP&L to meet the recently revised reliability standards of NERC.  DP&L is subject to the mandatory reliability standards of NERC, and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member.  NERC has recently changed the definition of the Bulk Electric System (BES) to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply.  DP&L’s 138 kV facilities were previously not subject to these reliability standards.  Accordingly, DP&L anticipates spending approximately $72.0 million within the next 5 years to reinforce its 138 kV system to comply with these new NERC standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants

As mentioned above, DPL has access to $125.0 million of short-term financing under its revolving credit facility and has borrowed $425.0 million under its term loan facility.  Each of these facilities has two financial covenants.  The first financial covenant requires DPL’s total debt to total capitalization ratio to not exceed 0.70 to 1.00.  The second financial covenant requires DPL’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest charge ratio to be not less than 2.50 to 1.00.  As of March 31, 2012 the first covenant was met with a ratio of 0.55 to 1.00, and the second covenant was met with a ratio of 5.82 to 1.00.  The debt to capitalization ratio is calculated as the sum of DPL’s current and long-term portion of debt, including its guarantee obligations, divided by the total of DPL’s shareholders’ equity and total debt including guarantee obligations.  The consolidated interest rate coverage ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

Also mentioned above, DP&L has access to $400.0 million of short-term financing under its two revolving credit facilities.  The following financial covenant is contained in each revolving credit facility: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of March 31, 2011, this covenant was met with a ratio of 0.41 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guarantee obligations, divided by the total of DP&L’s shareholders’ equity and total debt including guarantee obligations.

There have been no material changes to our debt covenants as disclosed in our Form 10-K for the fiscal year ended December 31, 2011.

Debt Ratings

The following table outlines the debt ratings and outlook for each company, along with the effective dates of each rating and outlook for DPL and DP&L.

	DPL (a)	DP&L (b)	Outlook	Effective

Fitch Ratings	BB+	BBB+	Stable	November 2011
Moody’s Investors Service	Ba1	A3	Stable	November 2011
Standard & Poor’s Corp.	BB+	BBB+	CreditWatch Negative	April 2012

(a)         Credit rating relates to DPL’s Senior Unsecured debt.

(b)         Credit rating relates to DP&L’s Senior Secured debt.

Credit Ratings

The following table outlines the credit ratings (issuer/corporate rating) and outlook for each company, along with the effective dates of each rating and outlook for DPL and DP&L.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BB+	BBB-	Stable	November 2011
Moody’s Investors Service	Ba1	Baa2	Stable	November 2011
Standard & Poor’s Corp.	BBB-	BBB-	CreditWatch Negative	April 2012

Standard & Poor’s recently put both DPL and DP&L on CreditWatch Negative reflecting the potential to lower the credit ratings of both entities in the near term pending greater clarity on the timing and transition to full market rates for DP&L.  They have also revised their assessment of DPL and DP&L’s business risk profiles to “strong” from “excellent” to reflect the increased competition in Ohio, the expected growth of the unregulated retail business and the increasing competitive pressure due to lower wholesale electric prices stressing profit margins.

If the rating agencies were to reduce our debt or credit ratings, our borrowing costs may increase, our potential pool of investors and funding resources may be reduced, and we may be required to post additional collateral under selected contracts.  These events may have an adverse effect on our results of operations, financial condition and cash flows.  In addition, any such reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities.

Off-Balance Sheet Arrangements

DPL — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE and DPLER, and its wholly owned subsidiary MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.  During the three months ended March 31, 2012, DPL did not incur any losses related to the guarantees of these obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At March 31, 2012, DPL had $47.4 million of guarantees to third parties for future financial or performance assurance under such agreements, on behalf of DPLE, DPLER and MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $0.4 million at March 31, 2012.

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of March 31, 2012, DP&L could be responsible for the repayment of 4.9%, or $64.9 million, of a $1,324.7 million debt obligation that features maturities ranging from 2013 to 2026.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2012, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2011.

Also see Note 13 of Notes to DPL’s Condensed Consolidated Financial Statements.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2012 under contract, sales requirements may change.  The majority of the contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments and some are priced based on market indices.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix.  To the extent we are not able to hedge against price volatility or recover increases through our fuel and purchased power recovery rider that began in January 2010; our results of operations, financial condition or cash flows could be materially affected.

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

A 10% increase or decrease in the market price of our heating oil forwards and forward power contracts at March 31, 2012 would not have a significant effect on Net income.

The following table provides information regarding the volume and average market price of our NYMEX coal forward derivative contracts at March 31, 2012 and the effect to Net income if the market price were to increase or decrease by 10%:

NYMEX Coal Forwards	Contract Volume (in millions of Tons)	Weighted Average Market Price (per Ton)	Increase / Decrease in Net Income (in millions) (a)
2012-Purchase	0.9	$61.02	$1.9
2013-Purchase	0.5	$69.94	$1.1
2014-Purchase	—	$—	$—

(a)         The Net Income effect of a 10% change in the market price of NYMEX Coal has been partially off-set by our partners’ share of the gain or loss and by the retail jurisdicational share of the DPL portion that is deferred on the balance sheet in conjunction with the fuel and purchased power recovery rider.

Wholesale Revenues

Approximately 14% of DPL’s and 34% of DP&L’s electric revenues for the three months ended March 31, 2012 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 18% of DPL’s and 34% of DP&L’s electric revenues for the three months ended March 31, 2011 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

The table below provides the effect on annual Net income as of March 31, 2012, of a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L

Effect of 10% change in price per mWh	$7.0	$5.8

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

The table below provides estimates of the effect on annual net income as of March 31, 2012 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through March 31, 2012.  As of March 31, 2012, approximately 47% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

$ in millions	DPL	DP&L

Effect of a $10/MW-day change in capacity auction pricing	$5.3	$4.0

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the three months ended March 31, 2012 and 2011 were 34% and 37%, respectively.  We have a significant portion of projected 2012 fuel needs under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2 allowances for 2012; however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2012 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO retail customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, SSO customers currently represent approximately 49% of DP&L’s total fuel costs.  The table below provides the effect on annual net income as of March 31, 2012, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 49% recovery:

$ in millions	DPL	DP&L

Effect of 10% change in fuel and purchased power	$17.4	$15.7

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL and DP&L have both fixed-rate and variable rate long-term debt.  DPL’s variable-rate debt consists of a $425.0 million unsecured term loan with a syndicated bank group.  The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR.  DP&L’s variable-rate debt is comprised of publicly held pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indexes can be affected by market demand, supply, market interest rates and other economic conditions.  See Note 7 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 6 to DP&L’s Condensed Financial Statements.

We partially hedge against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing.  As of March 31, 2012, we have entered into interest rate hedging relationships with an aggregate notional amount of $160.0 million related to planned future borrowing activities in calendar year 2013.  The average interest rate associated with the $160.0 million aggregate notional amount interest rate hedging relationships is 3.8%.  We are limiting our exposure to changes in interest rates since we believe the market interest rates at which we will be able to borrow in the future may increase.  Any additional credit rating downgrades could affect our liquidity and further increase our cost of capital.

The carrying value of DPL’s debt was $2,624.5 million at March 31, 2012, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds, capital leases, and the Wright-Patterson Air Force Base debt facility.  All of DPL’s debt was adjusted to fair value at the Merger date according to FASC 805.  The fair value of this debt at March 31, 2012 was $2,723.4 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

Carrying Value and Interest Rate Detail by Contractual Maturity Date

DPL

							Carrying value at	Fair value at
							March 31,	March 31,
$ in millions	2013	2014	2015	2016	2017	Thereafter	2012 (a)	2012 (a)
Long-term debt

Variable-rate debt	$—	$—	$425.0	$—	$—	$100.0	$525.0	$525.0
Average interest rate	0.0%	0.0%	2.3%	0.0%	0.0%	0.1%

Fixed-rate debt	$0.4	$499.3	$0.2	$0.1	$450.1	$1,149.4	$2,099.5	$2,198.4
Average interest rate	4.9%	5.1%	4.8%	4.2%	6.5%	6.6%

Total							$2,624.5	$2,723.4

(a)  Fixed rate debt totals include unamortized debt discounts.

The carrying value of DP&L’s debt was $903.3 million at March 31, 2012, consisting of its first mortgage bonds, tax-exempt pollution control bonds, capital leases and the Wright-Patterson Air Force Base debt facility.  The fair value of this debt was $930.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes.  Note that the DP&L debt was not revalued using push-down accounting as a result of the Merger.

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L

							Carrying value at	Fair value at
							March 31,	March 31,
$ in millions	2013	2014	2015	2016	2017	Thereafter	2012 (a)	2012 (a)
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%

Fixed-rate debt	$0.4	$470.4	$0.2	$0.1	$0.1	$332.1	$803.3	$830.6
Average interest rate	4.9%	5.1%	4.8%	4.2%	4.2%	4.8%

Total							$903.3	$930.6

(a)  Fixed rate debt totals include unamortized debt discounts.

Debt maturities occurring in 2012 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at March 31, 2012 for which an immediate adverse market movement causes a potential material impact on our financial position, results of operations, or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of March 31, 2012, we did not hold any market risk sensitive instruments which were entered into for trading purposes.

DPL

	Carrying value at	Fair value at	One percent
	March 31,	March 31,	interest rate
$ in millions	2012	2012	risk
Long-term debt

Variable-rate debt	$525.0	$525.0	$5.3

Fixed-rate debt	2,099.5	2,198.4	22.0

Total	$2,624.5	$2,723.4	$27.3

DP&L

	Carrying value at	Fair value at	One percent
	March 31,	March 31,	interest rate
$ in millions	2012	2012	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	803.3	830.6	8.3

Total	$903.3	$930.6	$9.3

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $2,099.5 million of fixed-rate debt and not on DPL’s financial condition or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $525.0 million variable-rate long-term debt outstanding as of March 31, 2012.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $803.3 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $100.0 million variable-rate long-term debt outstanding as of March 31, 2012.

Equity Price Risk

As of March 31, 2012, approximately 37% of the defined benefit pension plan assets were comprised of investments in equity securities and 63% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  We use an investment adviser to assist in managing our investment portfolio.  The market value of the equity securities was approximately $128.3 million at March 31, 2012.  A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $12.8 million reduction in fair value as of March 31, 2012.

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

CRITICAL ACCOUNTING ESTIMATES

DPL’s Condensed Consolidated Financial Statements and DP&L’s Condensed Financial Statements are prepared in accordance with U.S. GAAP.  In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities.  These assumptions, estimates and judgments are based on our historical experience and assumptions that we believe to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; the valuation of AROs; and assets and liabilities related to employee benefits.  Refer to our Form 10-K for the fiscal year ended December 31, 2011 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)		DPLER (b)
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
	Successor	Predecessor
Electric sales (millions of kWh)
Residential	1,324	1,544	1,322	1,544	112	—
Commercial	931	932	699	831	640	513
Industrial	828	829	780	807	799	717
Other retail	330	342	323	339	195	241
Total retail	3,413	3,647	3,124	3,521	1,746	1,471

Wholesale	344	606	401	654	—	—

Total	3,757	4,253	3,525	4,175	1,746	1,471

Operating revenues ($ in thousands)
Residential	$171,162	$185,515	$163,431	$185,501	$7,732	$14
Commercial	87,373	92,014	45,424	56,932	41,949	35,082
Industrial	61,550	61,850	16,130	17,942	45,420	43,907
Other retail	26,398	27,512	14,876	13,245	12,428	15,233
Other miscellaneous revenues	2,775	2,572	2,853	2,690	85	32
Total retail	349,258	369,463	242,714	276,310	107,614	94,268

Wholesale	22,379	32,429	104,455	106,166	1	(739)

RTO revenues	55,093	76,680	48,715	67,246	498	488

Other revenues	7,294	2,022	3,678	39	3,987	6

Total	$434,024	$480,594	$399,562	$449,761	$112,100	$94,023

Electric customers at end of period
Residential	455,977	456,074	455,243	456,074	27,070	32
Commercial	54,342	52,727	50,169	50,124	15,659	10,275
Industrial	1,905	1,928	1,749	1,762	786	719
Other	6,943	6,865	6,811	6,744	2,763	1,621

Total	519,167	517,594	513,972	514,704	46,278	12,647

(a)   This chart contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,457 million kWh and 1,344 million kWh of power to DPLER (a subsidiary of DPL) during the three months ending March 31, 2012 and 2011, respectively, which are not included in DP&L wholesale sales volumes in the chart above.  These kWh sales also relate to DP&L retail customers within the DP&L service territory for distribution services and their inclusion in wholesale sales would result in a double counting of kWh volume.  The dollars of operating revenues associated with these sales are classified as wholesale revenues on DP&L’s Condensed Financial Statements and retail revenues on DPL’s Condensed Consolidated Financial Statements.  DP&L did not sell any power to MC Squared during either of these periods.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2011, and the Notes to the Condensed Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in this Item 1 of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with the Form 10-K.

The following information is incorporated by reference into this Item:  (i) information about DP&L’s March 30, 2012 MRO filing with the PUCO in Item 2 to Part I of this Quarterly Report on Form 10-Q and (ii) information about the legal proceedings contained in Part I, Item 1 — Note 13 of Notes to DPL’s Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2011.  The information in this Item 1A to Part II of our Quarterly Report on Form 10-Q updates and restates one of the risk factors included in the Form 10-K.  If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

The risks and uncertainties described in our risk factors are not the only ones we face. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance.  Our risk factors should be read in conjunction with the other detailed information concerning DPL and DP&L set forth in the Notes to DPL’s and DP&L’s Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included in our filings.

The costs we can recover and the return on capital we are permitted to earn for certain aspects of our business are regulated and governed by the laws of Ohio and the rules, policies and procedure of the PUCO.

The costs we can recover and the return on capital we are permitted to earn for certain aspects of our business are regulated and governed by the laws of Ohio and the rules, policies and procedures of the PUCO.  On May 1, 2008, SB 221, an Ohio electric energy bill, was signed by the Governor of Ohio and became effective July 31, 2008.  This law, among other things, requires all Ohio distribution utilities at certain times to file an SSO either in the form of an ESP or MRO, and established a significantly excessive earnings test for Ohio public utilities that compares the utility’s earnings to the earnings of other companies with similar business and financial risks.  The PUCO approved DP&L’s initial ESP on June 24, 2009.  DP&L’s ESP provides, among other things, that DP&L’s existing rate plan structure will continue through the end of 2012; that DP&L may seek recovery for adjustments to its existing rate plan structure for costs associated with storm damage, regulatory and tax changes, new climate change or carbon regulations, fuel and purchased power and certain other costs; and that SB 221’s significantly excessive earnings test will apply in 2013 based upon DP&L’s 2012 earnings.  On March 30, 2012, DP&L filed an MRO to establish a new rate plan and recovery structure that will phase in market-based rates over the time period January 2013 through May 2018.  As filed, DP&L’s proposed MRO is expected to provide an initial rate decrease for customers and result in decreases to DP&L’s revenues that could adversely affect our results of operations, financial condition and cash flows.  DP&L faces regulatory uncertainty from this MRO filing.  The PUCO could accept, reject or seek to modify DP&L’s proposed MRO and/or require DP&L to propose another SSO.  A new or revised SSO could result in changes to DP&L’s rate plan and recovery structure that could further adversely affect our results of operations, cash flows and financial condition.  DP&L’s proposed MRO and current ESP and certain filings made by us in connection with this plan are further discussed in our periodic reports.  In addition, as the local distribution utility, DP&L has an obligation to serve customers within its certified territory and under the terms of its ESP, as it is the provider of last resort (POLR) for standard offer service.  DP&L’s current rate structure provides for a nonbypassable charge to compensate DP&L for this POLR obligation.  The PUCO may decrease or discontinue this rate charge in connection with DP&L’s SSO filing or at some other time in the future.

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

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None

Item 6 — Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	May 3, 2012	/s/ Philip Herrington
Philip Herrington President and Chief Executive Officer (principal executive officer)

	May 3, 2012	/s/ Joseph W. Mulpas
Joseph W. Mulpas Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer (principal accounting officer and principal financial officer)