Form 10-Q
period 2012-06-30
DAYTON POWER & LIGHT CO; DPL INC
filed 2012-08-06
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(Registrants are voluntary filers that have filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 in the preceding 12 months.)

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

As of June 30, 2012, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company

DPL Inc. and The Dayton Power and Light Company

Index (cont.)

Item 5	Other Information	124

Item 6	Exhibits	125

Other

Signatures		127

Certifications		130

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-Q:

Abbreviation or Acronym	Definition

AES	The AES Corporation, a global power company, the ultimate parent company of DPL

AMI	Advanced Metering Infrastructure

AOCI	Accumulated Other Comprehensive Income

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update

CFTC	Commodity Futures Trading Commission

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CSAPR	Cross-State Air Pollution Rule

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

FASB	Financial Accounting Standards Board

FASC	FASB Accounting Standards Codification

FASC 805	FASB Accounting Standards Codification 805, “Business Combinations”

GLOSSARY OF TERMS (cont.)

Abbreviation or Acronym	Definition

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K/A for the fiscal year ending December 31, 2011, which was filed on March 28, 2012

FTRs	Financial Transmission Rights

GAAP	Generally Accepted Accounting Principles in the United States of America

GHG	Greenhouse Gas

IFRS	International Financial Reporting Standards

kWh	Kilowatt hours

MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier wholly owned by DPLER which was purchased on February 28, 2011

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

NERC	North American Electric Reliability Corporation

NOV	Notice of Violation

NOx	Nitrogen Oxide

NPDES	National Pollutant Discharge Elimination System

NYMEX	New York Mercantile Exchange

OAQDA	Ohio Air Quality Development Authority

Ohio EPA	Ohio Environmental Protection Agency

OTC	Over-The-Counter

OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest

GLOSSARY OF TERMS (cont.)

Abbreviation or Acronym	Definition

PJM	PJM Interconnection, LLC, a regional transmission organization

Predecessor	DPL prior to November 28, 2011, the date AES acquired DPL

PRP	Potentially Responsible Party

PUCO	Public Utilities Commission of Ohio

RSU	Restricted Stock Units

RTO	Regional Transmission Organization

RPM	Reliability Pricing Model

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

Item 1 — Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
$ in millions except per share amounts	Successor	Predecessor	Successor	Predecessor

Revenues	$382.0	$433.3	$816.0	$913.9

Cost of revenues:
Fuel	71.6	92.1	169.0	191.9
Purchased power	80.3	113.6	175.1	234.4
Amortization of intangibles	28.6	—	56.4	—
Total cost of revenues	180.5	205.7	400.5	426.3

Gross margin	201.5	227.6	415.5	487.6

Operating expenses:
Operation and maintenance	103.8	106.8	205.5	206.2
Depreciation and amortization	29.7	35.1	61.1	70.2
General taxes	21.3	19.9	43.0	44.6
Total operating expenses	154.8	161.8	309.6	321.0

Operating income	46.7	65.8	105.9	166.6

Other income / (expense), net:
Investment income	0.2	0.1	0.3	0.2
Interest expense	(32.4)	(17.6)	(62.0)	(34.5)
Charge for early redemption of debt	—	—	—	(15.3)
Other income / (deductions)	(0.9)	(0.3)	(1.2)	(0.7)
Total other income / (expense), net	(33.1)	(17.8)	(62.9)	(50.3)

Earnings before income tax	13.6	48.0	43.0	116.3

Income tax expense	8.7	16.3	16.4	41.1

Net income	$4.9	$31.7	$26.6	$75.2

Average number of common shares outstanding (millions):
Basic	N/A	114.2	N/A	114.1
Diluted	N/A	114.9	N/A	114.7

Earnings per share of common stock:
Basic	N/A	$0.28	N/A	$0.66
Diluted	N/A	$0.28	N/A	$0.66

Dividends paid per share of common stock	N/A	$0.3325	N/A	$0.6650

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
$ in millions	Successor	Predecessor	Successor	Predecessor

Net income (loss)	$4.9	$31.7	$26.6	$75.2

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income base benefit / (expense) of $0.1 and $0.0, respectively, for the three months and $(0.2) and $0.0, respectively for the six months	(0.1)	—	0.3	—

Total change in fair value of available-for-sale securities	(0.1)	—	0.3	—

Derivative activity:
Change in derivative fair value, net of income tax expense of $7.4 and $6.0, respectively, for the three months and $3.3 and $5.4, respectively, for the six months	(13.4)	(11.3)	(5.8)	(10.1)
Reclassification of earnings, net of income tax (expense) / benefit of $0.0 and $(1.0), respectively, for the three months and $0.7 and $(1.3), respectively, for the six months	0.1	1.3	(0.8)	1.3

Total change in fair value of derivatives	(13.3)	(10.0)	(6.6)	(8.8)

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit / (expense) of $0.0 and $(0.3), respectively, for the three months and $0.0 and $(0.8), respectively for the six months	(0.1)	0.4	(0.1)	1.6

Total change in unfunded pension obligation	(0.1)	0.4	(0.1)	1.6

Other comprehensive income / (loss)	(13.5)	(9.6)	(6.4)	(7.2)

Net comprehensive income / (loss)	$(8.6)	$22.1	$20.2	$68.0

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
$ in millions	Successor	Predecessor
Cash flows from operating activities:
Net income	$26.6	$75.2
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	61.1	70.2
Amortization of other assets	56.4	—
Amortization of debt market value adjustments	(9.5)	—
Deferred income taxes	(6.9)	37.5
Charge for early redemption of debt	—	15.3
Changes in certain assets and liabilities:
Accounts receivable	9.6	19.5
Inventories	(1.2)	1.2
Prepaid taxes	0.3	(20.7)
Taxes applicable to subsequent years	40.7	31.8
Deferred regulatory costs, net	0.1	8.9
Accounts payable	7.9	(5.9)
Accrued taxes payable	(50.6)	(33.4)
Accrued interest payable	1.5	2.0
Pension, retiree and other benefits	4.6	(42.7)
Unamortized investment tax credit	(0.1)	(1.4)
Insurance and claims costs	—	3.7
Other	2.6	23.9
Net cash provided by operating activities	143.1	185.1

Cash flows from investing activities:
Capital expenditures	(110.5)	(91.4)
Purchase of MC Squared	—	(8.2)
Purchases of short-term investments and securities	—	(1.7)
Sales of short-term investments and securities	—	70.9
Other investing activities, net	—	1.8
Net cash (used for) / provided by investing activities	(110.5)	(28.6)

Cash flows from financing activities:
Dividends paid on common stock	(45.0)	(76.4)
Contributions to additional paid-in capital from parent	0.3	—
Payment to former warrant holders	(9.0)	—
Retirement of long-term debt	(0.1)	—
Early redemption of Capital Trust II notes	—	(122.0)
Premium paid for early redemption of debt	—	(12.2)
Payment of MC Squared debt	—	(13.5)
Withdrawals from revolving credit facilities	—	50.0
Repayment of borrowing from revolving credit facilities	—	(50.0)
Exercise of stock options	—	1.4
Exercise of warrants	—	14.7
Tax impact related to exercise of stock options	—	0.3
Net cash (used for) / provided by financing activities	(53.8)	(207.7)

Cash and cash equivalents:
Net change	(21.2)	(51.2)
Balance at beginning of period	173.5	124.0
Cash and cash equivalents at end of period	$152.3	$72.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$66.7	$30.3
Income taxes paid, net	$21.6	$24.7
Non-cash financing and investing activities:
Accruals for capital expenditures	$25.3	$22.6
Long-term liability incurred for purchase of plant assets	$—	$18.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
	2012	2011
$ in millions	Successor
ASSETS

Current assets:
Cash and cash equivalents	$152.3	$173.5
Accounts receivable, net (Note 3)	208.1	219.1
Inventories (Note 3)	127.0	125.8
Taxes applicable to subsequent years	35.8	76.5
Regulatory assets, current (Note 4)	22.3	20.8
Other prepayments and current assets	35.2	36.2
Total current assets	580.7	651.9

Property, plant and equipment:
Property, plant and equipment	2,481.6	2,316.9
Less: Accumulated depreciation and amortization	(120.3)	(7.5)
	2,361.3	2,309.4

Construction work in process	145.2	152.3
Total net property, plant and equipment	2,506.5	2,461.7

Other noncurrent assets:
Regulatory assets, non-current (Note 4)	170.9	177.8
Goodwill	2,559.1	2,559.1
Intangible assets, net of amortization	111.9	165.4
Other deferred assets	42.3	51.8
Total other noncurrent assets	2,884.2	2,954.1

Total Assets	$5,971.4	$6,067.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

			At	At
			June 30,	December 31,
			2012	2011
$ in millions			Successor
LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt (Note 6)			$0.4	$0.4
Accounts payable			111.0	111.1
Accrued taxes			64.9	76.3
Accrued interest			32.0	30.2
Customer security deposits			16.5	15.9
Regulatory liabilities, current (Note 4)			—	0.5
Dividends payable			25.0	—
Insurance and claims costs			14.2	14.2
Other current liabilities			55.0	56.1
Total current liabilities			319.0	304.7

Noncurrent liabilities:
Long-term debt (Note 6)			2,619.2	2,628.9
Deferred taxes (Note 7)			499.0	510.5
Taxes payable			56.4	96.9
Regulatory liabilities, non-current (Note 4)			118.2	118.6
Pension, retiree and other benefits			47.2	47.5
Derivative liability			42.2	36.9
Unamortized investment tax credit			3.5	3.6
Other deferred credits			68.0	71.0
Total noncurrent liabilities			3,453.7	3,513.9

Redeemable preferred stock of subsidiary			18.4	18.4

Commitments and contingencies (Note 13)

Common shareholder’s equity:
Common stock:
Successor
No par value
	June 30, 2012	December 31, 2011
Shares authorized	1,500	1,500
Shares issued	1	1
Shares outstanding	1	1
Other paid-in capital			2,236.6	2,237.3
Accumulated other comprehensive income / (loss)			(6.8)	(0.4)
Retained earnings / (deficit)			(49.5)	(6.2)
Total common shareholder’s equity			2,180.3	2,230.7

Total Liabilities and Shareholder’s Equity			$5,971.4	$6,067.7

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

DPLER sells competitive retail electric service, under contract, to residential, commercial and industrial customers.  DPLER’s operations include those of its wholly owned subsidiary, MC Squared, which was acquired on February 28, 2011.  DPLER has approximately 70,000 customers currently located throughout Ohio and Illinois.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the areas it serves.

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

DPL and its subsidiaries employed 1,493 people as of June 30, 2012, of which 1,446 employees were employed by DP&L.  Approximately 53% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

Financial Statement Presentation

DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP.  DP&L’s undivided ownership interests in certain coal-fired generating plants are included in the financial statements at amortized cost, which was adjusted to fair value at the Merger date for DPL Inc.  Operating revenues and expenses are included on a pro-rata basis in the corresponding lines in the Condensed Consolidated Statement of Operations.  See Note 5 for more information.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial condition as of June 30, 2012; our results of operations for the three and six months ended June 30, 2012 and our cash flows for the six months ended June 30, 2012.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2012 may not be indicative of our results that will be realized for the full year ending December 31, 2012.

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

DPL remeasured the carrying amount of all of its assets and liabilities to fair value, which resulted in the recognition of approximately $2,559.1 million of goodwill.  FASC 350, “Intangibles — Goodwill and Other,” requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently if impairment indicators are present.  In evaluating the potential impairment of goodwill, we make estimates and assumptions about revenue, operating cash flows, capital expenditures, growth rates and discount rates based on our budgets and long term forecasts, macroeconomic projections, and current market expectations of returns on similar assets.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  Generally, the fair value of a reporting unit is determined using a discounted cash flow valuation model.  We could be required to evaluate the potential impairment of goodwill outside of the required annual assessment process if we experience situations, including but not limited to:  deterioration in general economic conditions; changes to our operating or regulatory environment; increased competitive environment; increase in fuel costs particularly when we are unable to pass its effect to customers; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; or adverse actions or assessments by a regulator.  These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods.

As part of the purchase accounting, values were assigned to various intangible assets, including customer relationships, customer contracts and the value of our ESP.

Sale of Receivables

In the first quarter of 2012, DPLER began selling receivables from DPLER customers in Duke Energy’s territory to Duke Energy.  These sales are at face value for cash at the billed amounts for DPLER customers’ use of energy.  There is no recourse or any other continuing involvement associated with the sold receivables.  Total receivables sold during the three and six months ended June 30, 2012 were $4.0 million and $5.2 million, respectively.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property, cost also includes capitalized interest.  Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.  AFUDC and capitalized interest was $1.2 million and $1.1 million during the three months and $2.6 million and $2.2 million during the six months ended June 30, 2012 and 2011, respectively.

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

Intangibles

Intangibles include emission allowances, renewable energy credits, customer relationships, customer contracts and the value of our ESP.  Emission allowances are carried on a first-in, first-out (FIFO) basis for purchased emission allowances.  In addition, we recorded emission allowances at their fair value as of the Merger date.  Net gains or losses on the sale of excess emission allowances, representing the difference between the sales proceeds and the cost of emission allowances, are recorded as a component of our fuel costs and are reflected in Operating income when realized.  During the six months ended June 30, 2012 and 2011, DPL had no gains for the sale of emission allowances.  Beginning in January 2010, part of the gains on emission allowances were used to reduce the overall fuel rider charged to our SSO retail customers.

Customer relationships recognized as part of the purchase accounting associated with the Merger are amortized over ten to seventeen years and customer contracts are amortized over the average length of the contracts.  The ESP is amortized over one year on a straight-line basis.  Emission allowances are amortized as they are used in our operations on a FIFO basis.  Renewable energy credits are amortized as they are used or retired.

Prior to the Merger date, emission allowances and renewable energy credits were carried as inventory.  Emission allowances and renewable energy credits are now carried as intangibles in accordance with AES’ policy.  The amounts for 2011 have been reclassified to reflect this change in presentation.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DPL collects certain excise taxes levied by state or local governments from its customers.  Prior to the Merger date, certain excise and other taxes were recorded gross.  Effective on the Merger date, these taxes are accounted for on a net basis and recorded as a reduction in revenues for presentation in accordance with AES policy.  The amounts for the three months ended June 30, 2012 and 2011 were $11.9 million and $11.6 million, respectively.  The amounts for the six months ended June 30, 2012 and 2011 were $24.8 million and $25.7 million, respectively.  The 2011 amounts were reclassified to conform to this presentation.

Share-Based Compensation

We measure the cost of employee services received and paid with equity instruments based on the fair-value of such equity instrument on the grant date.  This cost is recognized in results of operations over the period that employees are required to provide service.  Liability awards are initially recorded based on the fair-value of equity instruments and are to be re-measured for the change in stock price at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital.  The reduction in income taxes payable from the excess tax benefits is presented in the Condensed Consolidated Statements of Cash Flows within Cash flows from financing activities.  As a result of the Merger (see Note 2), vesting of all DPL share-based awards was accelerated as of the Merger date, and none are in existence at June 30, 2012.

Recently Issued Accounting Standards

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) effective for interim and annual reporting periods beginning on or after January 1, 2013.  We expect to adopt this ASU on January 1, 2013.  This standard updates FASC 210, “Balance Sheet.”  ASU 2011-11 updates the disclosures for financial instruments and derivatives to provide more transparent information around the offsetting of assets and liabilities.  Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and/or subject to an agreement similar to a master netting agreement.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

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

The assets acquired and liabilities assumed in the acquisition have been recorded at provisional amounts based on the preliminary purchase price allocation.  We are in the process of obtaining the following additional information that could impact the purchase price allocation within the measurement period, which could be up to one year from the date of acquisition: discount rates; energy price curves, dispatching assumptions, and contractual arrangements associated with jointly owned plants, all of which could affect the value of the generation business property, plant and equipment; assumptions around customer switching and aggregation, which could affect the value of intangible assets; assumptions on the valuation of regulatory assets and liabilities; deferred income taxes; and the determination of reporting units.  If materially different from the final amounts, such provisional amounts will be retrospectively adjusted to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts.  Additionally, key input assumptions and their sensitivity to the valuation of assets acquired and liabilities assumed are continuing to be reviewed by management, which may result in requiring additional information related to these key input assumptions.

During the three months ended June 30, 2012, we recognized a decrease of $114.1 million in the provisional value of property, plant and equipment and a related decrease of $38.9 million in the provisionally recognized deferred tax liabilities as a result of additional information associated with growth and ancillary revenue assumptions.  Additionally, we recognized an increase of $3.9 million for certain customer contracts of DPLER and other intangibles due to additional contractual information obtained during this quarter.  These purchase price adjustments increased the provisionally recognized goodwill by $69.8 million and have been reflected retrospectively as of December 31, 2011 in the accompanying Condensed Consolidated Balance Sheets.  The effect on net income for the six months ended June 30, 2012 was $1.7 million.  The effect on net income for the period November 28, 2011 through December 31, 2011 was not material.

Estimated fair value of assets acquired and liabilities assumed as of the Merger date are as follows:

$ in millions	Current purchase price allocation	Preliminary purchase price allocation
Cash	$116.4	$116.4
Accounts receivable	277.6	277.6
Inventory	123.7	123.7
Other current assets	41.0	41.0
Property, plant and equipment	2,434.4	2,548.5
Intangible assets subject to amortization	170.2	166.3
Intangible assets - indefinite-lived	5.0	5.0
Regulatory assets	201.7	201.1
Other non-current assets	58.3	58.3
Current liabilities	(400.1)	(400.2)
Debt	(1,255.1)	(1,255.1)
Deferred taxes	(519.3)	(558.2)
Regulatory liabilities	(117.0)	(117.0)
Other non-current liabilities	(193.9)	(194.7)
Redeemable preferred stock	(18.4)	(18.4)
Net identifiable assets acquired	924.5	994.3
Goodwill	2,559.1	2,489.3
Net assets acquired	$3,483.6	$3,483.6

3.              Supplemental Financial Information

	At	At
	June 30,	December 31,
	2012	2011
$ in millions	Successor
Accounts receivable, net:
Unbilled revenue	$71.5	$72.4
Customer receivables	108.2	113.2
Amounts due from partners in jointly-owned plants	20.4	29.2
Coal sales	3.1	1.0
Other	5.9	4.4
Provision for uncollectible accounts	(1.0)	(1.1)
Total accounts receivable, net	$208.1	$219.1

Inventories, at average cost:
Fuel and limestone	$85.0	$84.2
Plant materials and supplies	40.0	39.8
Other	2.0	1.8
Total inventories, at average cost	$127.0	$125.8

Accumulated Other Comprehensive Income (Loss)

AOCI is included on our balance sheets within the Common shareholder’s equity sections.  The following table provides the components that constitute the balance sheet amounts in AOCI at June 30, 2012 and December 31, 2011:

	At	At
	June 30,	December 31,
	2012	2011
$ in millions	Successor

Financial instruments, net of tax	$0.3	$—
Cash flow hedges, net of tax	(7.1)	(0.5)
Pension and postretirement benefits, net of tax	—	0.1
Total	$(6.8)	$(0.4)

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

Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected.

The following table presents DPL’s regulatory assets and liabilities:

			At	At
	Type of	Amortization	June 30,	December 31,
$ in millions	Recovery (a)	Through	2012	2011
Current Regulatory Assets:
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	$5.4	$4.7
Power plant emission fees	C	Ongoing	1.4	4.8
Fuel and purchased power recovery costs	C	Ongoing	15.5	11.3
Total current regulatory assets			$22.3	$20.8

Non-current Regulatory Assets:
Deferred recoverable income taxes	B/C	Ongoing	$22.5	$24.1
Pension benefits	C	Ongoing	88.9	92.1
Unamortized loss on reacquired debt	C	Ongoing	12.4	13.0
Regional transmission organization costs	D	2014	3.3	4.1
Deferred storm costs - 2008	D		18.5	17.9
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	7.3	8.8
Consumer education campaign	D		3.0	3.0
Retail settlement system costs	D		3.1	3.1
Other costs			5.3	5.1
Total non-current regulatory assets			$170.9	$177.8

Current Regulatory Liabilities:
Other	C	Ongoing	—	0.5
Total current regulatory liabilities			$—	$0.5

Non-current Regulatory Liabilities:
Estimated costs of removal - regulated property			$112.4	$112.4
Postretirement benefits			5.8	6.2
Total non-current regulatory liabilities			$118.2	$118.6

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  As part of the PUCO approval process, an outside auditor is hired to review fuel costs and the fuel procurement process.  We received the audit report for 2011 on April 27, 2012.  The auditor has recommended that the PUCO consider reducing DP&L’s recovery of fuel costs by approximately $3.3 million from certain transactions.  We will have further discussions with interested parties concerning the audit report in the last half of 2012.

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

Consumer education campaign represents costs for consumer education advertising regarding electric deregulation.

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

5.  Ownership of Coal-fired Facilities

DP&L and certain other Ohio utilities have undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of June 30, 2012, DP&L had $71.0 million of construction work in process at such jointly-owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned plant.

DP&L’s undivided ownership interest in such facilities as well as our wholly owned coal-fired Hutchings station at June 30, 2012 is as follows:

			DP&L Investment
	DP&L Share		(adjusted to fair value at Merger date)
						SCR and FGD
						Equipment
		Summer			Construction	Installed
		Production	Gross Plant	Accumulated	Work in	and in
	Ownership	Capacity	in Service	Depreciation	Process	Service
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)	(Yes/No)
Production Units:
Beckjord Unit 6	50.0	207	$1	$1	$—	No
Conesville Unit 4	16.5	129	1	1	7	Yes
East Bend Station	31.0	186	5	4	7	Yes
Killen Station	67.0	402	313	10	6	Yes
Miami Fort Units 7 and 8	36.0	368	219	7	2	Yes
Stuart Station	35.0	808	203	10	11	Yes
Zimmer Station	28.1	365	141	19	38	Yes
Transmission (at varying percentages)			35	2	—
Total		2,465	$918	$54	$71

Wholly-owned production unit:
Hutchings Station	100.0	365	$1	$—	$1	No

Currently, our coal-fired generation units at Hutchings and Beckjord do not have the SCR and FGD emission-control equipment installed.  DP&L owns 100% of the Hutchings station and has a 50% interest in Beckjord Unit 6.  On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by Duke Energy to PJM, dated February 1, 2012, of a planned April 1, 2015 deactivation of this unit.  DP&L does not object to Duke’s decision.  Beckjord Unit 6 was valued at zero at the Merger date.

We are considering options for the Hutchings station, but have not yet made a final decision.  DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated and unavailable for service until at least June 1, 2014, if ever.  In addition, DP&L has notified PJM that Hutchings Units 1 and 2 will be deactivated by June 1, 2015.  The decision to deactivate Units 1 and 2 has been made because these two units are not equipped with the advanced environmental control technologies needed to comply with the MACT standard and the cost of compliance with the MACT standard or conversion to natural gas for these units would likely exceed the expected return.  DP&L is still studying the option of converting two or more of Hutchings Units 3-6 to natural gas in order to comply with environmental requirements.

DPL revalued DP&L’s investment in the above plants at the estimated fair value for each plant at the Merger date.

6.        Debt Obligations

All debt outstanding at the Merger date was revalued at the estimated fair value.

Long-term debt

	At	At
	June 30,	December 31,
	2012	2011
$ in millions	Successor
First mortgage bonds maturing in October 2013 - 5.125%	$494.0	$503.6
Pollution control series maturing in January 2028 - 4.70%	36.1	36.1
Pollution control series maturing in January 2034 - 4.80%	179.6	179.6
Pollution control series maturing in September 2036 - 4.80%	96.2	96.2
Pollution control series maturing in November 2040 - variable rates: 0.04% - 0.26% and 0.06% - 0.32% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.20%	18.4	18.5
	924.3	934.0

Obligation for capital lease	0.2	0.4
Unamortized debt discount	—	—
Total long-term debt at subsidiary	924.5	934.4

Bank Term Loan - variable rates: 2.24% - 2.30% and 1.48% - 4.25% (b)	425.0	425.0
Senior unsecured bonds maturing October 2016 - 6.50%	450.0	450.0
Senior unsecured bonds maturing October 2021 - 7.25%	800.0	800.0
Note to DPL Capital Trust II maturing in September 2031 - 8.125%	19.7	19.5
Total long-term debt	$2,619.2	$2,628.9

Current portion - Long-term debt

	At	At
	June 30,	December 31,
	2012	2011
$ in millions	Successor
U.S. Government note maturing in February 2061 - 4.20%	$0.1	$0.1
Obligation for capital lease	0.3	0.3
Total current portion - long-term debt at subsidiary	$0.4	$0.4

(a)         Range of interest rates for the six months ended June 30, 2012 and the twelve months ended December 31, 2011, respectively.

(b)         Range of interest rates for the six months ended June 30, 2012 and from the draw-down of the loan in August 2011 through

    December 31, 2011, respectively.

At June 30, 2012, maturities of long-term debt, including capital lease obligations, are summarized as follows:

$ in millions	DPL
Due within one year	$0.4
Due within two years	470.4
Due within three years	425.1
Due within four years	0.1
Due within five years	450.1
Thereafter	1,252.8
2,598.9

Unamortized adjustments to market value from purchase accounting	20.7
Total long-term debt	$2,619.6

Premiums or discounts recognized at the Merger date are amortized over the life of the debt using the effective interest method.

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit issued by JPMorgan Chase Bank, N.A.  This letter of credit facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  Fees associated with this letter of credit facility were not material during the three and six months ended June 30, 2012 and 2011.

On April 20, 2010, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.  DP&L had no outstanding borrowings under this credit facility at June 30, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three and six months ended June 30, 2012 and 2011.  This facility also contains a $50.0 million letter of credit sublimit.  As of June 30, 2012, DP&L had no outstanding letters of credit against the facility.

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

On August 24, 2011, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.  DP&L had no outstanding borrowings under this credit facility at June 30, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three and six months ended June 30, 2012.  This facility also contains a $50.0 million letter of credit sublimit.  As of June 30, 2012, DP&L had no outstanding letters of credit against the facility.

On August 24, 2011, DPL entered into a $125.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.  DPL had no outstanding borrowings under this credit facility at June 30, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three and six months ended June 30, 2012.  This facility may also be used to issue letters of credit up to the $125.0 million limit.  As of June 30, 2012, DPL had no outstanding letters of credit against the facility.

On August 24, 2011, DPL entered into a $425.0 million unsecured term loan agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.  DPL has borrowed the entire $425.0 million available under the facility at June 30, 2012.  Fees associated with this term loan were not material during the three and six months ended June 30, 2012.

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

7.        Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	Successor	Predecessor	Successor	Predecessor
DPL	64.0%	34.0%	38.1%	35.3%

Income tax expenses for the three and six months ended June 30, 2012 and 2011 were calculated using the estimated annual effective income tax rates for 2012 and 2011 and reflect estimated annual effective income tax rates of 29.0% and 33.7%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended June 30, 2012, DPL increased income tax expense by $3.7 million as a result of the following discrete tax adjustments:  an increase to deferred state income taxes of $3.6 million and an increase in other estimated tax liabilities of $0.1 million.

For the six months ended June 30, 2012, DPL increased income tax expense by $3.9 million as a result of the following discrete tax adjustments:  an increase to deferred state income taxes of $3.6 million and an increase in other estimated tax liabilities of $0.3 million.

For the three and six months ended June 30, 2012, the increase in DPL’s effective tax rate compared to the same period in 2011 primarily reflects decreased pre-tax earnings and an increase to deferred state income taxes.

Deferred tax liabilities for DPL decreased by approximately $44.1 million and $11.5 million, respectively, during the three and six months ended June 30, 2012.  These decreases were primarily related to purchase accounting adjustments, amortization and depreciation.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010 and has continued through the current quarter.  At this time, we do not expect the results of this examination to have a material effect on our financial statements.

8.              Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  There were no contributions made during the six months ended June 30, 2012.  DP&L made a discretionary contribution of $40.0 million to the defined benefit plan during the six months ended June 30, 2011.

The amounts presented in the following tables for pension include both the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost / (income) of the pension and postretirement benefit plans for the three months ended June 30, 2012 and 2011 was:

Net Periodic Benefit Cost / (Income)

	Pension		Postretirement
	Successor	Predecessor	Successor	Predecessor
$ in millions	2012	2011	2012	2011
Service cost	$1.6	$1.5	$—	$0.1
Interest cost	4.3	4.3	0.1	0.2
Expected return on assets (a)	(5.6)	(6.1)	—	—
Amortization of unrecognized:
Actuarial (gain) / loss	1.2	2.2	(0.2)	(0.2)
Prior service cost	0.3	0.6	—	—
Net periodic benefit cost / (income) before adjustments	$1.8	$2.5	$(0.1)	$0.1

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

The net periodic benefit cost / (income) of the pension and postretirement benefit plans for the six months ended June 30, 2012 and 2011 was:

Net Periodic Benefit Cost / (Income)

	Pension		Postretirement
	Successor	Predecessor	Successor	Predecessor
$ in millions	2012	2011	2012	2011
Service cost	$3.1	$2.9	$0.1	$0.1
Interest cost	8.6	8.6	0.4	0.5
Expected return on assets (a)	(11.3)	(12.2)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial (gain) / loss	2.4	4.5	(0.4)	(0.4)
Prior service cost	0.7	1.1	—	—
Net periodic benefit cost / (income) before adjustments	$3.5	$4.9	$—	$0.1

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

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments and Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2012	$11.5	$1.2
2013	22.7	2.3
2014	23.2	2.2
2015	23.8	2.0
2016	24.0	1.9
2017 - 2021	124.4	7.5

9.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future. The table below presents the fair value and cost of our non-derivative instruments at June 30, 2012 and December 31, 2011. See also Note 10 of Notes to Condensed Consolidated Financial Statements for the fair values of our derivative instruments.

	Successor
	At June 30,		At December 31,
	2012		2011
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money Market Funds	$0.2	$0.2	$0.2	$0.2
Equity Securities	4.0	4.9	3.9	4.4
Debt Securities	5.0	5.5	5.0	5.5
Multi-Strategy Fund	0.3	0.2	0.3	0.2
Total Assets	$9.5	$10.8	$9.4	$10.3

Liabilities
Debt	$2,619.6	$2,744.4	$2,629.3	$2,710.6

Debt

The carrying value of DPL’s debt was adjusted to fair value at the Merger date.  Unrealized gains or losses that are not recognized in the financial statements as debt are presented at the carrying value established at the Merger date.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2013 to 2061.

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

DPL had $0.5 million ($0.3 million after tax) of unrealized gains and immaterial losses on the Master Trust assets in AOCI at June 30, 2012 and immaterial unrealized gains and losses in AOCI at December 31, 2011.

Due to the liquidation of the DPL Inc. common stock held in the Master Trust, there is sufficient cash to cover the next twelve months of benefits payable to employees covered under the benefit plans.  Therefore, no unrealized gains or losses are expected to be transferred to earnings since we will not need to sell any investments in the next twelve months.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of June 30, 2012 and December 31, 2011.  These assets are part of the Master Trust.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of June 30, 2012, DPL did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit (Successor)

$ in millions	Fair Value at June 30, 2012	Fair Value at December 31, 2011	Unfunded Commitments
Money Market Fund (a)	$0.2	$0.2	$—

Equity Securities (b)	4.9	4.4	—

Debt Securities (c)	5.5	5.5	—

Multi-Strategy Fund (d)	0.2	0.2	—

Total	$10.8	$10.3	$—

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

The fair value of assets and liabilities at June 30, 2012 and December 31, 2011 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (Successor)
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at June 30, 2012*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at June 30, 2012
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities	4.9	—	4.9	—	—	4.9
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	10.8	—	10.8	—	—	10.8

Derivative Assets
Heating Oil Futures	0.3	0.3	—	—	(0.3)	—
Forward Power Contracts	18.3	—	18.3	—	(3.3)	15.0
Total Derivative Assets	18.6	0.3	18.3	—	(3.6)	15.0

Total Assets	$29.4	$0.3	$29.1	$—	$(3.6)	$25.8

Liabilities
Derivative Liabilities
Interest Rate Hedge	$(39.5)	$—	$(39.5)	$—	$—	$(39.5)
FTRs	(0.1)	—	—	(0.1)	—	(0.1)
Forward NYMEX Coal Contracts	(16.5)	—	(16.5)	—	11.4	(5.1)
Forward Power Contracts	(16.0)	—	(16.0)	—	11.5	(4.5)
Total Derivative Liabilities	(72.1)	—	(72.0)	(0.1)	22.9	(49.2)

Long-term Debt	(2,744.4)	—	(2,725.2)	(19.2)	—	(2,744.4)

Total Liabilities	$(2,816.5)	$—	$(2,797.2)	$(19.3)	$22.9	$(2,793.6)

*Includes credit valuation adjustments for counterparty risk and our own credit risk.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (Successor)
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at December 31, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities	4.4	—	4.4	—	—	4.4
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	10.3	—	10.3	—	—	10.3

Derivative Assets
FTRs	0.1	—	0.1	—	—	0.1
Heating Oil Futures	1.8	1.8	—	—	(1.8)	—
Forward Power Contracts	17.3	—	17.3	—	(1.0)	16.3
Total Derivative Assets	19.2	1.8	17.4	—	(2.8)	16.4

Total Assets	$29.5	$1.8	$27.7	$—	$(2.8)	$26.7

Liabilities
Derivative Liabilities
Interest Rate Hedge	$(32.5)	$—	$(32.5)	$—	$—	$(32.5)
Forward NYMEX Coal Contracts	(14.5)	—	(14.5)	—	10.8	(3.7)
Forward Power Contracts	(13.3)	—	(13.3)	—	5.6	(7.7)
Total Derivative Liabilities	(60.3)	—	(60.3)	—	16.4	(43.9)

Total Liabilities	$(60.3)	$—	$(60.3)	$—	$16.4	$(43.9)

*Includes credit valuation adjustments for counterparty risk and our own credit risk.

We use the market approach to value our financial instruments.  Level 1 inputs are used for derivative contracts such as heating oil futures.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as forward power contracts and forward NYMEX-quality coal contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include:  open-ended mutual funds that are in the Master Trust, which are valued using the end of day NAV per unit; and interest rate hedges, which use observable inputs to populate a pricing model.  Financial transmission rights are considered a Level 3 input, beginning April 1, 2012, because the monthly auctions are considered inactive.

Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Our long-term leases and the WPAFB loan are not publicly traded.  Fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.  Additional Level 3 disclosures were not presented since debt is not recorded at fair value.

Approximately 99% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  Additions to AROs were not material during the six months ended June 30, 2012 and 2011.

Cash Equivalents

DPL had $110.0 million and $125.0 million in money market funds classified as cash and cash equivalents in its Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively.  The money market funds have quoted prices that are generally equivalent to par and are considered Level 2.

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

At June 30, 2012, DPL had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs	Mark to Market	MWh	15.2	—	15.2
Heating Oil Futures	Mark to Market	Gallons	630.0	—	630.0
Forward Power Contracts	Cash Flow Hedge	MWh	876.0	(1,595.2)	(719.2)
Forward Power Contracts	Mark to Market	MWh	1,981.1	(4,003.1)	(2,022.0)
NYMEX-quality Coal Contracts*	Mark to Market	Tons	860.3	—	860.3
Interest Rate Swaps	Cash Flow Hedge	USD	$160,000.0	$—	$160,000.0

*Includes our partners’ share for the jointly-owned plants that DP&L operates.

At December 31, 2011, DPL had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs	Mark to Market	MWh	7.1	(0.7)	6.4
Heating Oil Futures	Mark to Market	Gallons	2,772.0	—	2,772.0
Forward Power Contracts	Cash Flow Hedge	MWh	886.2	(341.6)	544.6
Forward Power Contracts	Mark to Market	MWh	1,769.4	(1,739.5)	29.9
NYMEX-quality Coal Contracts*	Mark to Market	Tons	2,015.0	—	2,015.0
Interest Rate Swaps	Cash Flow Hedge	USD	$160,000.0	$—	$160,000.0

*Includes our partners’ share for the jointly-owned plants that DP&L operates.

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  The fair value of cash flow hedges as determined by observable market prices available as of the balance sheet dates and will continue to fluctuate with changes in market prices up to contract expiration.  The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring.  The ineffective portion of the cash flow hedge is recognized in earnings in the current period.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.

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

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	Successor		Predecessor
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(2.3)	$8.5	$(1.6)	$22.4

Net gains / (losses) associated with current period hedging transactions	(0.2)	(13.2)	(0.5)	(10.8)

Net gains reclassified to earnings
Interest Expense	—	—	—	0.7
Revenues	—	—	0.3	—
Purchased Power	0.1	—	0.3	—

Ending accumulated derivative gain / (loss) in AOCI	$(2.4)	$(4.7)	$(1.5)	$12.3

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest Expense	$—	$2.3	$—	$(1.3)
Revenues	$—	$—	$—	$—
Purchased Power	$—	$—	$—	$—

Portion expected to be reclassified to earnings in the next twelve months*	$(1.1)	$—	—	—

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	30	14	—	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the six months ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	Successor		Predecessor
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$0.3	$(0.8)	$(1.8)	$21.4

Net gains / (losses) associated with current period hedging transactions	(1.6)	(4.2)	(0.9)	(9.2)

Net gains reclassified to earnings
Interest Expense	—	0.3	—	0.1
Revenues	(1.1)	—	0.5	—
Purchased Power	—	—	0.7	—

Ending accumulated derivative gain / (loss) in AOCI	$(2.4)	$(4.7)	$(1.5)	$12.3

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest Expense	$—	$1.2	$—	$(1.3)
Revenues	$—	$—	$—	$—
Purchased Power	$—	$—	$—	$—

Portion expected to be reclassified to earnings in the next twelve months*	$(1.1)	$—	—	—

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	30	14	—	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments designated as hedging instruments at June 30, 2012 and December 31, 2011:

Fair Values of Derivative Instruments Designated as Hedging Instruments

at June 30, 2012 (Successor)

				Fair Value on
$ in millions	Fair Value (1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.8	$(1.5)	Other current assets	$0.3
Forward Power Contracts in a Liability Position	(2.9)	2.4	Other current liabilities	(0.5)

Total Short-term Cash Flow Hedges	(1.1)	0.9		(0.2)

Long-term Derivative Positions

Forward Power Contracts in a Asset Position	0.5	(0.5)	Other deferred assets	—
Forward Power Contracts in a Liability Position	(4.6)	3.1	Other deferred credits	(1.5)
Interest Rate Hedges in a Liability Position	(39.5)	—	Other deferred credits	(39.5)

Total Long-term Cash Flow Hedges	(43.6)	2.6		(41.0)

Total Cash Flow Hedges	$(44.7)	$3.5		$(41.2)

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

The following tables show the amount and classification within the Condensed Consolidated Statements of Results of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2012 and 2011.

For the three months ended June 30, 2012 (Successor)

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$5.7	$(1.3)	$(0.2)	$0.9	$5.1
Realized gain / (loss)	(9.5)	0.5	0.7	(2.1)	(10.4)
Total	$(3.8)	$(0.8)	$0.5	$(1.2)	$(5.3)

Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$2.3	$—	$—	$—	$2.3
Regulatory (asset) / liability	0.8	(0.6)	—	—	0.2

Recorded in Income Statement: gain / (loss)
Revenue	—	—	—	(2.7)	(2.7)
Purchased power	—	—	0.5	1.5	2.0
Fuel	(6.9)	(0.3)	—	—	(7.2)
O&M	—	0.1	—	—	0.1
Total	$(3.8)	$(0.8)	$0.5	$(1.2)	$(5.3)

For the three months ended June 30, 2011 (Predecessor)

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(10.2)	$(1.4)	$0.1	$(0.1)	$(11.6)
Realized gain / (loss)	1.4	0.6	0.2	(1.3)	0.9
Total	$(8.8)	$(0.8)	$0.3	$(1.4)	$(10.7)

Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(5.0)	$—	$—	$—	$(5.0)
Regulatory (asset) / liability	(2.3)	(0.9)	—	—	(3.2)

Recorded in Income Statement: gain / (loss)
Revenue	—	—	—	(3.1)	(3.1)
Purchased power	—	—	0.3	1.7	2.0
Fuel	(1.5)	—	—	—	(1.5)
O&M	—	0.1	—	—	0.1
Total	$(8.8)	$(0.8)	$0.3	$(1.4)	$(10.7)

For the six months ended June 30, 2012 (Successor)

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(2.0)	$(1.5)	$(0.2)	$2.3	$(1.4)
Realized gain / (loss)	(14.5)	1.4	0.5	(4.4)	(17.0)
Total	$(16.5)	$(0.1)	$0.3	$(2.1)	$(18.4)

Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(1.2)	$—	$—	$—	$(1.2)
Regulatory (asset) / liability	(0.3)	(0.6)	—	—	(0.9)

Recorded in Income Statement: gain / (loss)
Revenue	—	—	—	0.7	0.7
Purchased power	—	—	0.3	(2.8)	(2.5)
Fuel	(15.0)	0.3	—	—	(14.7)
O&M	—	0.2	—	—	0.2
Total	$(16.5)	$(0.1)	$0.3	$(2.1)	$(18.4)

For the six months ended June 30, 2011 (Predecessor)

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(13.8)	$1.6	$(0.1)	$0.5	$(11.8)
Realized gain / (loss)	3.8	0.9	(0.7)	(2.1)	1.9
Total	$(10.0)	$2.5	$(0.8)	$(1.6)	$(9.9)

Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(7.4)	$—	$—	$—	$(7.4)
Regulatory (asset) / liability	(2.0)	0.6	—	—	(1.4)

Recorded in Income Statement: gain / (loss)
Revenue	—	—	—	(4.7)	(4.7)
Purchased power	—	—	(0.8)	3.1	2.3
Fuel	(0.6)	1.8	—	—	1.2
O&M	—	0.1	—	—	0.1
Total	$(10.0)	$2.5	$(0.8)	$(1.6)	$(9.9)

The following table shows the fair value and balance sheet classification of DPL’s derivative instruments not designated as hedging instruments at June 30, 2012:

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at June 30, 2012 (Successor)

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in a Liability Position	$(0.1)	$—	Other current liabilities	$(0.1)
Forward Power Contracts in an Asset Position	12.1	(1.2)	Other prepayments and current assets	10.9
Forward Power Contracts in a Liability Position	(6.4)	5.0	Other current liabilities	(1.4)
NYMEX-quality Coal Forwards in a Liability Position	(12.9)	7.8	Other prepayments and current assets	(5.1)
Heating Oil Futures in an Asset Position	0.3	(0.3)	Other prepayments and current assets	—
Total Short-term Derivative MTM Positions	(7.0)	11.3		4.3

Long-term Derivative Positions
Forward Power Contracts in an Asset Position	3.9	(0.1)	Other deferred assets	3.8
Forward Power Contracts in a Liability Position	(2.1)	1.0	Other deferred credits	(1.1)
NYMEX-quality Coal Forwards in a Liability Position	(3.6)	3.6	Other deferred assets	—
Total Long-term Derivative MTM Positions	(1.8)	4.5		2.7

Total MTM Position	$(8.8)	$15.8		$7.0

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

The aggregate fair value of DPL’s commodity derivative instruments that are in a MTM loss position at June 30, 2012 is $32.8 million.  This amount is offset by $19.3 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $3.7 million.  If our counterparties were to call for collateral, we could have to post collateral for the remaining $9.8 million.

11.  Common Shareholder’s Equity

Effective on the Merger date, DPL adopted Amended Articles of Incorporation providing for 1,500 authorized common shares, of which one share is outstanding at June 30, 2012.

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

As a result of the Merger involving DPL and AES, the outstanding shares of DPL common stock were converted into the right to receive merger consideration of $30.00 per share.  When the remaining warrants were exercised in March 2012, DPL paid the warrant holders an amount equal to $9.00 per warrant, which is the difference between the merger consideration of $30.00 per share of DPL common stock and the exercise price of $21.00 per share.  This amount was recorded as a $9.0 million liability at the Merger date.  At December 31, 2011, DPL had 1.0 million outstanding warrants which were exercised in March 2012.  At June 30, 2012, there are no remaining warrants outstanding.

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

The common-equivalent shares excluded from the calculation of diluted EPS, because they were anti-dilutive, were not material for the three and six months ended June 30, 2011.  Effective with the Merger with AES, DPL is wholly owned by AES and earnings per share information is no longer required.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Successor			Predecessor
	Three Months Ended June 30,			Three Months Ended June 30,
	2012			2011
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	N/A	N/A	N/A	$31.7	114.2	$0.28

Effect of Dilutive Securities:
Warrants		N/A			0.5

Stock options, performance and restricted shares		N/A			0.2

Diluted EPS	N/A	N/A	N/A	$31.7	114.9	$0.28

	Successor			Predecessor
	Six Months Ended June 30,			Six Months Ended June 30,
	2012			2011
$ and shares in millions except			Per			Per
per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	N/A	N/A	N/A	$75.2	114.1	$0.66

Effect of Dilutive Securities:
Warrants		N/A			0.4

Stock options, performance and restricted shares		N/A			0.2

Diluted EPS	N/A	N/A	N/A	$75.2	114.7	$0.66

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

At June 30, 2012, DPL had $26.4 million of guarantees to third parties for future financial or performance assurance under such agreements, including $26.1 million of guarantees, on behalf of DPLE and DPLER and $0.3 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $1.0 million at June 30, 2012.

To date, DPL has not incurred any losses related to the guarantees of DPLE’s, DPLER’s and MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s, DPLER’s and MC Squared’s obligations.

Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of June 30, 2012, DP&L could be responsible for the repayment of 4.9%, or $69.2 million, of a $1,411.4 million debt obligation that features maturities from 2013 to 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of June 30, 2012, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2011.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2012, cannot be reasonably determined.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP.  We have estimated liabilities of approximately $4.3 million for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We are considering options for the Hutchings station, but have not yet made a final decision.  DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated and unavailable for service until at least June 1, 2014, if ever.  In addition, DP&L has notified PJM that Hutchings Units 1 and 2 will be deactivated by June 1, 2015.

DPL revalued DP&L’s investment in the above plants at the estimated fair value for each plant at the Merger date.

Environmental Matters Related to Air Quality

Clean Air Act Compliance

In 1990, the federal government amended the CAA to further regulate air pollution.  Under the CAA, the USEPA sets limits on, among other things, how much of certain designated pollutants can be in the ambient air anywhere in the United States.  The CAA allows individual states to have stronger pollution controls than those set under the CAA, but states are not allowed to have weaker pollution controls than those set for the whole country.  The CAA has a material effect on our operations and such effects are detailed below with respect to certain programs under the CAA.

Cross-State Air Pollution Rule

The Clean Air Interstate Rule (CAIR) final rules were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  Appeals brought by various parties resulted in a decision by the U.S. Court of Appeals for the District of Columbia Circuit on July 11, 2008 to vacate CAIR and its associated Federal Implementation Plan (FIP).  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 2008 decision.

In an attempt to conform to the Court’s decision, on July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR).  CATR was finalized as the Cross-State Air Pollution Rule (CSAPR) on July 6, 2011, but subsequent litigation has resulted in CSAPR’s implementation being delayed indefinitely.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2); and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  We do not believe the rule will have a material effect on our operations in 2012.  The Ohio EPA has a State Implementation Plan (SIP) that incorporates the CAIR program requirements, which remain in effect pending judicial review of CSAPR.  If CSAPR becomes effective, the USEPA is expected to institute a FIP in lieu of state SIPs and allow for the states to develop SIPs for approval as early as 2013.  DP&L is unable to estimate the effect of the new requirements; however, CSAPR could have a material adverse effect on our operations.

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

Carbon and Other Greenhouse Gas Emissions

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

On April 13, 2012, the USEPA published its proposed GHG standards for new electric generating units (EGUs) under CAA subsection 111(b), which would require certain new EGUs to meet a standard of 1,000 pounds of CO2 per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation.  The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive CO2 emission control technology to meet the standard.  Furthermore, the USEPA may propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d).  These latter rules may focus on energy efficiency improvements at power plants.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

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

On September 22, 2009, the USEPA issued a final rule for mandatory reporting of GHGs from large sources that emit 25,000 metric tons per year or more of GHGs, including EGUs.  DP&L has submitted to USEPA GHG emission reports for 2012 and 2011.  While this reporting rule will guide development of policies and programs to reduce emissions, DP&L does not anticipate that the reporting rule will itself result in any significant cost or other effect on current operations.

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

In June 2000, the USEPA issued an NOV to the DP&L-operated J.M. Stuart generating station (co-owned by DP&L, Duke Energy, and CSP) for alleged violations of the CAA.  The NOV contained allegations that Stuart station engaged in projects between 1978 and 2000 without New Source Review and Prevention of Significant Deterioration permits that resulted in significant increases in particulate matter, SO2, and NOx.  These allegations are consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act — Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  It is anticipated that the final rules will be promulgated in mid-2013.  We do not yet know the effect these proposed rules will have on our operations.

Clean Water Act — Regulation of Water Discharge

In December 2006, we submitted an application for the renewal of the Stuart station NPDES Permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final Permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in a thermal discharge study completed during the previous permit term.  Subsequently, DP&L and the Ohio EPA reached an agreement to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA does not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit will pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit would require DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit and is considering legal options.  On May 17, 2012, we met with Ohio EPA to discuss this matter.  It is not known what additional actions the agency might take.  Depending on the outcome of the process, the effects could be material on DP&L’s operations.

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

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the J.M. Stuart station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  USEPA has indicated that they may take additional enforcement action.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns.  This may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  However, on August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination.  The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, is ongoing.  In June 2012, DP&L filed a motion for summary judgment on grounds that the remaining claims for contribution are barred by a statute of limitations.  The plaintiffs opposed that motion and, additionally, have filed a motion seeking Court leave to amend their complaint to add more than 20 new defendants to the case and to recharacterize and re-allege claims against DP&L that the Court dismissed in its February 10, 2011 order.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

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

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCBs).  While this reassessment is in the early stages and the USEPA is evaluating information from potentially affected parties on how it should proceed, the outcome may have a material adverse effect on DP&L.  The USEPA has indicated that a proposed rule will be released in late 2012.  At present, DP&L is unable to predict the impact this initiative will have on its operations.

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

In June 2011, the USEPA conducted an inspection of the Killen station ash ponds.  In June 2012, the USEPA issued a draft report from the inspection that noted no significant issues with the ash ponds.  DP&L is unable to predict the outcome this inspection will have on its operations.

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

Notice of Violation Involving Co-Owned Plants

On September 9, 2011, DP&L received a notice of violation from the USEPA with respect to its co-owned J.M. Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act NPDES permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial condition or cash flow.

Legal and Other Matters

In February 2007, DP&L filed a lawsuit in the United States District Court for Southern District of Ohio against Appalachian Fuels, LLC (“Appalachian”) seeking damages incurred due to Appalachian’s failure to supply approximately 1.5 million tons of coal to two commonly owned plants under a coal supply agreement, of which approximately 570 thousand tons was DP&L’s share.  DP&L obtained replacement coal to meet its needs.  Appalachian has denied liability, and is currently in federal bankruptcy proceedings in which DP&L is participating as an unsecured creditor.  DP&L is unable to determine the ultimate resolution of this matter.  DP&L has not recorded any assets relating to possible recovery of costs in this lawsuit.

In connection with DP&L and other utilities joining PJM, in 2006, the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L entered into a significant number of bilateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision. On July 5, 2012, a Stipulation was executed and filed with the FERC that resolves SECA claims against BP Energy Company (“BP”) and DP&L,  AEP (and its subsidiaries) and Exelon Corporation (and its subsidiaries). If the Stipulation is approved, DP&L would receive approximately $14.6 million from BP.  DP&L will record the settlement of the BP claims once FERC approval is received.  With respect to these claims, DP&L management has deferred $18.1 million and $17.8 million as of June 30, 2012 and December 31, 2011, respectively, as Other deferred credits representing the amount of unearned income and interest where the earnings process is not complete.  The amount at June 30, 2012 and December 31, 2011 includes estimated earnings and interest of $5.4 million and $5.2 million, respectively.

On September 30, 2011, the FERC issued two SECA-related orders that affirmed an earlier order issued in 2010 by denying the rehearing requests that a number of different parties, including DP&L, had filed.  These orders are now final, but on appeal subject to appellate court review.  These orders do not affect settlements that had been reached with other parties that owed SECA revenues to DP&L or were recipients of amounts paid by DP&L.  For other parties that have not yet previously settled with DP&L, the exact timing and amounts of any payments that would be made or received by DP&L under these orders is still uncertain.

Lawsuits were filed in connection with the Merger seeking, among other things, one or more of the following: to enjoin consummation of the Merger until certain conditions were met, to rescind the Merger or for rescissory damages, or to commence a sale process and/or obtain an alternative transaction or to recover an unspecified amount of other damages and costs, including attorneys’ fees and expenses, or a constructive trust or an accounting from the individual defendants for benefits they allegedly obtained as a result of their alleged breach of duty.  All of these lawsuits, except one, were resolved and/or dismissed prior to the March 28, 2012 filing of our Form 10-K for the fiscal year ending December 31, 2011, and were discussed in that and previous reports we filed.  The last of these lawsuits was dismissed on March 29, 2012.

14.  Business Segments

DPL operates through two segments consisting of the operations of two of its wholly owned subsidiaries, DP&L (Utility segment) and DPLER, including the results of DPLER’s wholly owned subsidiary, MC Squared (Competitive Retail segment).  This is how we view our business and make decisions on how to allocate resources and evaluate performance.

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

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 70,000 customers currently located throughout Ohio and in Illinois.  In February 2011, DPLER purchased MC Squared, a Chicago-based retail electricity supplier, which serves more than 5,900 customers in Northern Illinois.  At the end of the second quarter of 2012, MC Squared added approximately 29,000 new customers in Illinois cities as a result of various governmental aggregation agreements.  These new customers have not yet been billed and are not included in the customer counts above.  Due to increased competition in Ohio, since 2010 we have increased the number of employees and resources assigned to manage the Competitive Retail segment and increased its marketing to customers.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  Intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

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

The following table presents financial information for each of DPL’s reportable business segments:

Successor

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Three Months Ended June 30, 2012
Revenues from external customers	$261.7	$109.9	$10.4	$—	$382.0
Intersegment revenues	84.9	—	0.8	(85.7)	—
Total revenues	346.6	109.9	11.2	(85.7)	382.0

Fuel	68.6	—	3.0	—	71.6
Purchased power	69.3	95.5	0.4	(84.9)	80.3
Amortization of intangibles	—	—	28.6	—	28.6

Gross margin	$208.7	$14.4	$(20.8)	$(0.8)	$201.5

Depreciation and amortization	$36.1	$(0.1)	$(6.3)	$—	$29.7
Interest expense	9.4	0.1	23.1	(0.2)	32.4
Income tax expense (benefit)	15.6	6.5	(13.4)	—	8.7
Net income (loss)	31.3	1.5	(27.9)	—	4.9

Cash capital expenditures	56.3	0.1	0.1	—	56.5
Total assets	3,488.5	76.5	2,406.4	—	5,971.4

Predecessor

Three Months Ended June 30, 2011
Revenues from external customers	$315.9	$102.0	$15.4	$—	$433.3
Intersegment revenues	81.0	—	1.0	(82.0)	—
Total revenues	396.9	102.0	16.4	(82.0)	433.3

Fuel	89.1	—	3.0	—	92.1
Purchased power	104.4	89.5	0.7	(81.0)	113.6

Gross margin	$203.4	$12.5	$12.7	$(1.0)	$227.6

Depreciation and amortization	$33.4	$—	$1.7	$—	$35.1
Interest expense	9.7	0.1	7.9	(0.1)	17.6
Income tax expense (benefit)	15.5	3.3	(2.5)	—	16.3
Net income (loss)	30.8	5.7	(3.7)	(1.1)	31.7

Cash capital expenditures	48.4	—	—	—	48.4

Year Ended December 31, 2011
Total assets	3,525.7	69.9	2,472.1	—	6,067.7

Successor

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Six Months Ended June 30, 2012
Revenues from external customers	$574.5	$222.0	$19.5	$—	$816.0
Intersegment revenues	171.7	—	1.7	(173.4)	—
Total revenues	746.2	222.0	21.2	(173.4)	816.0

Fuel	164.2	—	4.8	—	169.0
Purchased power	154.2	192.2	0.4	(171.7)	175.1
Amortization of intangibles	—	—	56.4	—	56.4

Gross margin	$427.8	$29.8	$(40.4)	$(1.7)	$415.5

Depreciation and amortization	$70.8	$0.1	$(9.8)	$—	$61.1
Interest expense	19.0	0.3	43.1	(0.4)	62.0
Income tax expense (benefit)	32.9	9.9	(26.4)	—	16.4
Net income (loss)	69.4	7.5	(50.3)	—	26.6

Cash capital expenditures	109.5	0.5	0.5	—	110.5
Total assets	3,488.5	76.5	2,406.4	—	5,971.4

Predecessor

Six Months Ended June 30, 2011
Revenues from external customers	$690.6	$196.0	$27.3	$—	$913.9
Intersegment revenues	156.1	—	2.0	(158.1)	—
Total revenues	846.7	196.0	29.3	(158.1)	913.9

Fuel	187.7	—	4.2	—	191.9
Purchased power	222.2	167.2	1.1	(156.1)	234.4

Gross margin	$436.8	$28.8	$24.0	$(2.0)	$487.6

Depreciation and amortization	$66.5	$0.1	$3.6	$—	$70.2
Interest expense	19.4	0.1	15.1	(0.1)	34.5
Income tax expense (benefit)	42.5	9.9	(11.3)	—	41.1
Net income (loss)	83.5	11.8	(18.5)	(1.6)	75.2

Cash capital expenditures	90.8	—	0.6	—	91.4

Year Ended December 31, 2011
Total assets	3,525.7	69.9	2,472.1	—	6,067.7

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2012	2011	2012	2011

Revenues	$346.6	$396.9	$746.2	$846.7

Cost of revenues:
Fuel	68.6	89.1	164.2	187.7
Purchased power	69.3	104.4	154.2	222.2
Total cost of revenues	137.9	193.5	318.4	409.9

Gross margin	208.7	203.4	427.8	436.8

Operating expenses:
Operation and maintenance	96.0	95.1	195.2	186.5
Depreciation and amortization	36.1	33.4	70.8	66.5
General taxes	19.6	19.1	39.8	38.7
Total operating expenses	151.7	147.6	305.8	291.7

Operating income	57.0	55.8	122.0	145.1

Other income / (expense), net:
Investment income	0.1	0.5	0.2	1.1
Interest expense	(9.4)	(9.7)	(19.0)	(19.4)
Other income / (expense)	(0.8)	(0.3)	(0.9)	(0.8)
Total other income / (expense), net	(10.1)	(9.5)	(19.7)	(19.1)

Earnings before income tax	46.9	46.3	102.3	126.0

Income tax expense	15.6	15.5	32.9	42.5

Net income	31.3	30.8	69.4	83.5

Dividends on preferred stock	0.2	0.2	0.4	0.4

Earnings on common stock	$31.1	$30.6	$69.0	$83.1

See Notes to Condensed Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2012	2011	2012	2011

Net income / (loss)	$31.3	$30.8	$69.4	$83.5

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax benefit / (expense) of $0.0 and $(0.9), respectively, for the three months and $(0.2) and $(1.4), respectively, for the six months	(0.1)	1.8	0.3	2.7

Total change in fair value of available-for-sale securities	(0.1)	1.8	0.3	2.7

Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of $0.0 and $0.3, respectively, for the three months and $0.8 and $0.5, respectively, for the six months	(0.1)	(0.7)	(1.6)	(0.9)
Reclassification of earnings, net of income tax benefit / (expense) of $0.0 and $(0.3), respectively, for the three months and $(0.6) and $(0.6), respectively, for the six months	(0.5)	—	(2.3)	—

Total change in fair value of derivatives	(0.6)	(0.7)	(3.9)	(0.9)

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit / (expense) of $(0.4) and $(0.1), respectively, for the three months and $(1.1) and $(0.1), respectively, for the six months	0.8	0.4	2.0	1.4

Total change in unfunded pension obligation	0.8	0.4	2.0	1.4

Other comprehensive income / (loss)	0.1	1.5	(1.6)	3.2

Net comprehensive income / (loss)	$31.4	$32.3	$67.8	$86.7

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
$ in millions	2012	2011
Cash flows from operating activities:
Net income	$69.4	$83.5
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	70.8	66.5
Deferred income taxes	3.3	37.2
Changes in certain assets and liabilities:
Accounts receivable	19.5	25.5
Inventories	(2.5)	1.5
Prepaid taxes	0.4	(19.2)
Taxes applicable to subsequent years	38.4	31.4
Deferred regulatory costs, net	(0.1)	8.9
Accounts payable	6.5	(7.8)
Accrued taxes payable	(46.8)	(32.3)
Accrued interest payable	5.2	5.3
Pension, retiree and other benefits	4.6	(42.7)
Unamortized investment tax credit	(1.3)	(1.4)
Other	6.1	6.8
Net cash provided by operating activities	173.5	163.2

Cash flows from investing activities:
Capital expenditures	(109.5)	(90.8)
Other investing activities, net	—	1.7
Net cash used for investing activities	(109.5)	(89.1)

Cash flows from financing activities:
Dividends paid on common stock to parent	(70.0)	(115.0)
Dividends paid on preferred stock	(0.4)	(0.4)
Retirement of long-term debt	(0.1)	—
Withdrawals from revolving credit facilities	—	50.0
Repayment of borrowings from revolving credit facilities	—	(50.0)
Net cash used for financing activities	(70.5)	(115.4)

Cash and cash equivalents:
Net change	(6.5)	(41.3)
Balance at beginning of period	32.2	54.0
Cash and cash equivalents at end of period	$25.7	$12.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14.4	$14.6
Income taxes paid, net	$16.6	$24.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$25.3	$22.6
Long-term liability incurred for the purchase of assets	$—	$18.7

See Notes to Condensed Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$25.7	$32.2
Accounts receivable, net (Note 3)	157.0	178.5
Inventories (Note 3)	125.6	123.1
Taxes applicable to subsequent years	33.4	71.9
Regulatory assets, current (Note 4)	19.3	17.7
Other prepayments and current assets	23.1	25.0
Total current assets	384.1	448.4

Property, plant and equipment:
Property, plant and equipment	5,376.2	5,277.9
Less: Accumulated depreciation and amortization	(2,627.0)	(2,568.9)
	2,749.2	2,709.0

Construction work in process	144.2	150.7
Total net property, plant and equipment	2,893.4	2,859.7

Other noncurrent assets:
Regulatory assets, non-current (Note 4)	170.9	177.8
Intangible assets	10.0	6.5
Other deferred assets	30.1	33.3
Total other noncurrent assets	211.0	217.6

Total Assets	$3,488.5	$3,525.7

See Notes to Condensed Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2012	2011

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt (Note 6)	$0.4	$0.4
Accounts payable	104.5	106.0
Accrued taxes	63.9	72.8
Accrued interest	13.2	7.9
Customer security deposits	16.4	15.8
Other current liabilities	54.4	41.4
Total current liabilities	252.8	244.3

Noncurrent liabilities:
Long-term debt (Note 6)	902.8	903.0
Deferred taxes (Note 7)	639.2	637.7
Taxes payable	55.5	93.9
Regulatory liabilities, non-current (Note 4)	118.2	118.6
Pension, retiree and other benefits	47.2	47.5
Unamortized investment tax credit	28.6	29.9
Derivative liability	2.7	3.9
Other deferred credits	63.3	66.1
Total noncurrent liabilities	1,857.5	1,900.6

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 12)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	803.1	803.1
Accumulated other comprehensive loss	(36.3)	(34.7)
Retained earnings	588.1	589.1
Total common shareholder’s equity	1,355.3	1,357.9

Total Liabilities and Shareholder’s Equity	$3,488.5	$3,525.7

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

DP&L employed 1,446 people as of June 30, 2012.  Approximately 54% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial condition as of June 30, 2012, our results of operations for the three and six months ended June 30, 2012 and our cash flows for the six months ended June 30, 2012.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2012 may not be indicative of our results that will be realized for the full year ending December 31, 2012.

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

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property, cost also includes capitalized interest.  Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.  AFUDC and capitalized interest was $1.2 million and $1.1 million for the three months and $2.6 million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  Prior to the Merger date, certain excise and other taxes were recorded on a gross basis.  Effective on the Merger date, these taxes are accounted for on a net basis and are recorded as a reduction in Revenues for presentation in accordance with AES policy.  The amounts for the three months ended June 30, 2012 and 2011 were $11.9 million and $11.6 million, respectively.  The amounts for the six months ended June 30, 2012 and 2011 were $24.8 million and $25.7 million, respectively.  The 2011 amounts were reclassified to conform to this presentation.

Share-Based Compensation

We measured the cost of employee services received and paid with equity instruments based on the fair-value of such equity instrument on the grant date.  This cost was recognized in results of operations over the period that employees were required to provide service.  Liability awards were initially recorded based on the fair-value of equity instruments and were re-measured for the change in stock price at each subsequent reporting date until the liability was ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date were estimated using option-pricing models and any excess tax benefits were recognized as an addition to paid-in capital.  The reduction in income taxes payable from the excess tax benefits was presented in the Condensed Statements of Cash Flows within Cash flows from financing activities.  As a result of the Merger (see Note 2), vesting of all DPL share-based awards was accelerated as of the Merger date, and none are in existence at June 30, 2012.

Related Party Transactions

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL.  The following table provides a summary of these transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2012	2011	2012	2011

DP&L Revenues:
Sales to DPLER (a)	$86.7	$81.0	$169.7	$156.1
Sales to MC Squared	$0.3	$—	$0.3	$—

DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	(0.6)	(0.8)	(1.3)	(1.6)
Expense recoveries for services provided to DPLER (c)	0.6	0.8	1.5	1.7

(a)       DP&L sells power to DPLER to satisfy the electric requirements of DPLER’s retail customers.  The revenue dollars associated with sales to DPLER are recorded as wholesale revenues in DP&L’s Financial Statements.  The increase in DP&L’s sales to DPLER during the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, is primarily due to customers electing to switch their generation service from DP&L to DPLER.

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

Recently Issued Accounting Standards

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) effective for interim and annual reporting periods beginning on or after January 1, 2013.  We expect to adopt this ASU on January 1, 2013.  This standard updates FASC 210, “Balance Sheet.”  ASU 2011-11 updates the disclosures for financial instruments and derivatives to provide more transparent information around the offsetting of assets and liabilities. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and/or subject to an agreement similar to a master netting agreement.  We do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

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

3.  Supplemental Financial Information

	At	At
	June 30,	December 31,
$ in millions	2012	2011

Accounts receivable, net:
Unbilled revenue	$48.0	$49.5
Customer receivables	75.8	85.8
Amounts due from partners in jointly-owned plants	20.4	29.2
Coal sales	3.1	1.0
Other	10.6	13.9
Provision for uncollectible accounts	(0.9)	(0.9)
Total accounts receivable, net	$157.0	$178.5

Inventories, at average cost:
Fuel and limestone	$84.9	$82.8
Plant materials and supplies	38.8	38.6
Other	1.9	1.7
Total inventories, at average cost	$125.6	$123.1

Accumulated Other Comprehensive Income (Loss)

AOCI is included on our balance sheets within the Common shareholders’ equity sections.  The following table provides the components that constitute the balance sheet amounts in AOCI at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
$ in millions	2012	2011

Financial instruments, net of tax	$0.9	$0.6
Cash flow hedges, net of tax	5.2	9.0
Pension and postretirement benefits, net of tax	(42.4)	(44.3)
Total	$(36.3)	$(34.7)

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

Regulatory assets and liabilities for DP&L are as follows:

			At	At
	Type of	Amortization	June 30,	December 31,
$ in millions	Recovery (a)	Through	2012	2011
Current Regulatory Assets:
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	$5.4	$4.7
Power plant emission fees	C	Ongoing	1.4	4.8
Fuel and purchased power recovery costs	C	Ongoing	12.5	8.2
Total current regulatory assets			$19.3	$17.7

Non-current Regulatory Assets:
Deferred recoverable income taxes	B/C	Ongoing	$22.5	$24.1
Pension and postretirement benefits	C	Ongoing	88.9	92.1
Unamortized loss on reacquired debt	C	Ongoing	12.4	13.0
Regional transmission organization costs	D	2014	3.3	4.1
Deferred storm costs - 2008	D		18.5	17.9
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	7.3	8.8
Consumer education campaign	D		3.0	3.0
Retail settlement system costs	D		3.1	3.1
Other costs			5.3	5.1
Total non-current regulatory assets			$170.9	$177.8

Non-current Regulatory Liabilities:
Estimated costs of removal - regulated property			$112.4	$112.4
Postretirement benefits			5.8	6.2
Total non-current regulatory liabilities			$118.2	$118.6

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  As part of the PUCO approval process, an outside auditor is hired to review fuel costs and the fuel procurement process.  The auditor has recommended that the PUCO consider reducing DP&L’s recovery of fuel costs by approximately $3.3 million from certain transactions.  We will have further discussions with interested parties concerning the audit report in the last half of 2012.

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

5.  Ownership of Coal-fired Facilities

DP&L and certain other Ohio utilities have undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of June 30, 2012, DP&L had $71.0 million of construction work in process at such jointly-owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned plant.

DP&L’s undivided ownership interest in such facilities as well as our wholly owned coal-fired Hutchings station at June 30, 2012, is as follows:

	DP&L Share		DP&L Investment
						SCR and FGD
						Equipment
		Summer			Construction	Installed
		Production	Gross Plant	Accumulated	Work in	and In
	Ownership	Capacity	In Service	Depreciation	Process	Service
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)	(Yes/No)
Production Units:
Beckjord Unit 6	50.0	207	$75	$61	$—	No
Conesville Unit 4	16.5	129	121	34	7	Yes
East Bend Station	31.0	186	202	134	7	Yes
Killen Station	67.0	402	624	305	6	Yes
Miami Fort Units 7 and 8	36.0	368	366	144	2	Yes
Stuart Station	35.0	808	737	286	11	Yes
Zimmer Station	28.1	365	1,059	634	38	Yes
Transmission (at varying percentages)			92	58	—
Total		2,465	$3,276	$1,656	$71

Wholly-owned production unit:
Hutchings Station	100.0	365	$123	$115	$1	No

On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by Duke Energy to PJM, dated February 1, 2012, of a planned April 1, 2015 deactivation of this unit.  DP&L does not object to Duke’s decision.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.

We are considering options for the Hutchings station, but have not yet made a final decision.  DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated and unavailable for service until at least June 1, 2014, if ever.  In addition, DP&L has notified PJM that Hutchings Units 1 and 2 will be deactivated by June 1, 2015.  The decision to deactivate Units 1 and 2 has been made because these two units are not equipped with the advanced environmental control technologies needed to comply with the MACT standard and the cost of compliance with the MACT standard or conversion to natural gas for these units would likely exceed the expected return.  DP&L is still studying the option of converting two or more of Hutchings Units 3-6 to natural gas in order to comply with environmental requirements.  We do not believe that any accruals are needed related to the Hutchings station.

Due to changes in the provisional DPL purchase price allocation that were recognized in the second quarter of 2012, 18 generating facilities had a combined decline in estimated fair market value of approximately $114.1 million as of June 30, 2012.  Because DP&L did not apply push down accounting to its respective assets and liabilities at the time of purchase, this change in purchase price allocation also did not affect the respective carrying values for DP&L’s generating facilities as of June 30, 2012.  However, DP&L did consider whether the reduction in allocated purchase price for certain generating facilities would constitute a potential impairment indicator as of June 30, 2012.  Because DP&L routinely assesses the recoverability of carrying values for various generating facilities using an estimated undiscounted future cash flows analysis, and because there were no significant changes to estimated future undiscounted cash flows by facility as a result of the purchase price allocation adjustments referenced above, no impairment indicators were identified and no impairment charges were recognized as of June 30, 2012 by DP&L.  Significant changes in expected future revenues or costs for any of these facilities could result in a future impairment indicator.

6.  Debt Obligations

Long-term debt is as follows:

Long-term debt

	June 30,	December 31,
$ in millions	2012	2011

First mortgage bonds maturing in October 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing in January 2028 - 4.70%	35.3	35.3
Pollution control series maturing in January 2034 - 4.80%	179.1	179.1
Pollution control series maturing in September 2036 - 4.80%	100.0	100.0
Pollution control series maturing in November 2040 - variable rates: 0.04% - 0.26% and 0.06% - 0.32% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.20%	18.4	18.5
	902.8	902.9

Obligation for capital lease	0.2	0.4
Unamortized debt discount	(0.2)	(0.3)
Total long-term debt	$902.8	$903.0

Current portion - Long-term debt

	June 30,	December 31,
$ in millions	2012	2011

U.S. Government note maturing in February 2061 - 4.20%	$0.1	$0.1
Obligation for capital lease	0.3	0.3
Total current portion - long-term debt	$0.4	$0.4

(a) Range of interest rates for the six months ended June 30, 2012 and the twelve months ended December 31, 2011, respectively.

At June 30, 2012, maturities of long-term debt, including capital lease obligations, are summarized as follows:

$ in millions	Amount
Due within one year	$0.4
Due within two years	470.4
Due within three years	0.1
Due within four years	0.1
Due within five years	0.1
Thereafter	432.1
$903.2

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit issued by JPMorgan Chase Bank, N.A.  This letter of credit facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  Fees associated with this letter of credit facility were not material during the three and six months ended June 30, 2012 and 2011.

On April 20, 2010, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.  DP&L had no outstanding borrowings under this credit facility at June 30, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three and six months ended June 30, 2012 and 2011.  This facility also contains a $50.0 million letter of credit sublimit.  As of June 30, 2012, DP&L had no outstanding letters of credit against the facility.

On March 1, 2011, DP&L completed the purchase of $18.7 million of electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base.  DP&L financed the acquisition of these assets with a note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

On August 24, 2011, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.  DP&L had no outstanding borrowings under this credit facility at June 30, 2012 and December 31, 2011.  Fees associated with this revolving credit facility were not material during the three and six months ended June 30, 2012 and 2011.  This facility also contains a $50.0 million letter of credit sublimit.  As of June 30, 2012, DP&L had no outstanding letters of credit against the facility.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.

7.  Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

DP&L	33.3%	33.6%	32.2%	33.8%

Income tax expenses for the three and six months ended June 30, 2012 and 2011 were calculated using the estimated annual effective income tax rates for 2012 and 2011 and reflect estimated annual effective income tax rates of 32.0% and 33.5%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three and six months ended June 30, 2012, DP&L increased income tax expense by $0.2 million and $0.3 million, respectively, due to an increase in other estimated tax liabilities.

For the three and six months ended June 30, 2012, the decrease in DP&L’s effective tax rate compared to the same period in 2011 primarily reflects decreased pre-tax book income and increased Section 199 Domestic Production Deduction benefits.

Deferred tax liabilities for DP&L increased by approximately $5.2 million and $1.5 million, respectively, during the three and six months ended June 30, 2012.  These increases were primarily related to depreciation.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010 that has continued through the current quarter.  At this time, we do not expect the results of this examination to have a material effect on our financial statements.

8.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  There were no contributions made during the six months ended June 30, 2012.  DP&L made a discretionary contribution of $40.0 million to the defined benefit plan during the six months ended June 30, 2011.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the three months ended June 30, 2012 and 2011 was:

Net Periodic Benefit Cost / (Income)

	Pension		Postretirement
$ in millions	2012	2011	2012	2011
Service cost	$1.6	$1.5	$—	$0.1
Interest cost	4.3	4.3	0.1	0.2
Expected return on assets (a)	(5.6)	(6.1)	—	—
Amortization of unrecognized:
Actuarial (gain) / loss	2.0	2.2	(0.3)	(0.2)
Prior service cost	0.7	0.6	—	—
Net periodic benefit cost / (income) before adjustments	$3.0	$2.5	$(0.2)	$0.1

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

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the six months ended June 30, 2012 and 2011 was:

Net Periodic Benefit Cost / (Income)

	Pension		Postretirement
$ in millions	2012	2011	2012	2011
Service cost	$3.1	$2.9	$0.1	$0.1
Interest cost	8.6	8.6	0.4	0.5
Expected return on assets (a)	(11.3)	(12.2)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial (gain) / loss	4.7	4.5	(0.5)	(0.4)
Prior service cost	1.5	1.1	—	—
Net periodic benefit cost / (income) before adjustments	$6.6	$4.9	$(0.1)	$0.1

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

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments and Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2012	$11.5	$1.2
2013	22.7	2.3
2014	23.2	2.2
2015	23.8	2.0
2016	24.0	1.9
2017 - 2021	124.4	7.5

9.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The value of our financial instruments represents our best estimates of fair value, which may not be the value realized in the future. The table below presents the fair value and cost of our non-derivative instruments at June 30, 2012 and December 31, 2011. See also Note 10 for the fair values of our derivative instruments.

	At June 30,		At December 31,
	2012		2011
$ in millions	Cost	Fair Value	Cost	Fair Value

Assets
Money Market Funds	$0.2	$0.2	$0.2	$0.2
Equity Securities (a)	4.0	4.9	3.9	4.4
Debt Securities	5.0	5.5	5.0	5.5
Multi-Strategy Fund	0.3	0.2	0.3	0.2
	$9.5	$10.8	$9.4	$10.3

Liabilities
Debt	$903.2	$938.9	$903.4	$934.5

(a)       DPL stock held in the DP&L Master Trust was cashed out at the $30/share merger consideration price.  Approximately $26.9 million in gross proceeds was received and a gain of $14.6 million was recognized in earnings.

Debt

The fair value of debt is based on current public market prices for disclosure purposes only.  Unrealized gains or losses are not recognized in the financial statements because debt is presented at amortized cost in the financial statements.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2013 to 2061.

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

DP&L had $1.4 million ($0.9 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2012 and $1.0 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2011.

Due to the liquidation of the DPL common stock held in the Master Trust, there is sufficient cash to cover the next twelve months of benefits payable to employees covered under the benefit plans.  Therefore, no unrealized gains or losses are expected to be transferred to earnings since we will not need to sell any investments in the next twelve months.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of June 30, 2012.  These assets are part of the Master Trust.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  At June 30, 2012, DP&L did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit

$ in millions	Fair Value at June 30, 2012	Fair Value at December 31, 2011	Unfunded Commitments	Redemption Frequency
Money Market Fund (a)	$0.2	$0.2	$—	Immediate

Equity Securities (b)	4.9	4.4	—	Immediate

Debt Securities (c)	5.5	5.5	—	Immediate

Multi-Strategy Fund (d)	0.2	0.2	—	Immediate

Total	$10.8	$10.3	$—

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

The fair value of assets and liabilities at June 30, 2012 and December 31, 2011 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at June 30, 2012*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Fair Value on Balance Sheet at June 30, 2012
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities (a)	4.9	—	4.9	—	—	4.9
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	10.8	—	10.8	—	—	10.8

Derivative Assets
Heating Oil Futures	0.3	0.3	—	—	(0.3)	—
Forward Power Contracts	7.8	—	7.8	—	(3.4)	4.4
Total Derivative Assets	8.1	0.3	7.8	—	(3.7)	4.4

Total Assets	$18.9	$0.3	$18.6	$—	$(3.7)	$15.2

Liabilities
Derivative Liabilities
FTRs	$(0.1)	$—	$—	$(0.1)	$—	$(0.1)
Forward Power Contracts	(12.0)	—	(11.9)	—	7.2	(4.8)
Forward NYMEX Coal Contracts	(16.5)	—	(16.5)	—	11.4	(5.1)
Total Derivative Liabilities	(28.6)	—	(28.4)	(0.1)	18.6	(10.0)

Long-term Debt	(938.9)	—	(919.7)	(19.2)	—	(938.9)

Total Liabilities	$(967.5)	$—	$(948.1)	$(19.3)	$18.6	$(948.9)

*Includes credit valuation adjustments for counterparty risk and our own credit risk.

(a)  DPL stock in the Master Trust was cashed out at the $30/share merger consideration price.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3		Fair Value on
$ in millions	Fair Value at December 31, 2011*	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs	Collateral and Counterparty Netting	Balance Sheet at December 31, 2011
Assets
Master Trust Assets
Money Market Funds	$0.2	$—	$0.2	$—	$—	$0.2
Equity Securities (a)	4.4	—	4.4	—	—	4.4
Debt Securities	5.5	—	5.5	—	—	5.5
Multi-Strategy Fund	0.2	—	0.2	—	—	0.2
Total Master Trust Assets	10.3	—	10.3	—	—	10.3

Derivative Assets
FTRs	0.1	—	0.1	—	—	0.1
Heating Oil Futures	1.8	1.8	—	—	(1.8)	—
Forward Power Contracts	4.1	—	4.1	—	(1.0)	3.1
Total Derivative Assets	6.0	1.8	4.2	—	(2.8)	3.2

Total Assets	$16.3	$1.8	$14.5	$—	$(2.8)	$13.5

Liabilities
Derivative Liabilities
Forward Power Contracts	$(5.0)	$—	$(5.0)	$—	$1.7	$(3.3)
Forward NYMEX Coal Contracts	(14.5)	—	(14.5)	—	10.8	(3.7)
Total Derivative Liabilities	(19.5)	—	(19.5)	—	12.5	(7.0)

Total Liabilities	$(19.5)	$—	$(19.5)	$—	$12.5	$(7.0)

*Includes credit valuation adjustments for counterparty risk and our own credit risk.

(a)  DPL stock in the Master Trust was cashed out at the $30/share merger consideration price.

We use the market approach to value our financial instruments.  Level 1 inputs are used for derivative contracts such as heating oil futures.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as forward power contracts and forward NYMEX-quality coal contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include: open-ended mutual funds that are in the Master Trust, which are valued using the end of day NAV per unit; and interest rate hedges, which use observable inputs to populate a pricing model.  Financial transmission rights are considered a Level 3 input beginning April 1, 2012 because the monthly auctions are considered inactive.

Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Our long-term leases and the WPAFB loan are not publicly traded.  Fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.  Additional Level 3 disclosures were not presented since debt is not recorded at fair value.

Approximately 99% of the inputs to the fair value of our derivative instruments are from quoted market prices for DP&L.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  Additions to AROs were not material during the six months ended June 30, 2012 and 2011.

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

At June 30, 2012, DP&L had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs	Mark to Market	MWh	15.2	—	15.2
Heating Oil Futures	Mark to Market	Gallons	630.0	—	630.0
Forward Power Contracts	Cash Flow Hedge	MWh	876.0	(1,595.2)	(719.2)
Forward Power Contracts	Mark to Market	MWh	1,530.2	(2,566.6)	(1,036.4)
NYMEX-quality Coal Contracts*	Mark to Market	Tons	860.3	—	860.3

*Includes our partners’ share for the jointly-owned plants that DP&L operates.

At December 31, 2011, DP&L had the following outstanding derivative instruments:

	Accounting		Purchases	Sales	Net Purchases/ (Sales)
Commodity	Treatment	Unit	(in thousands)	(in thousands)	(in thousands)
FTRs	Mark to Market	MWh	7.1	(0.7)	6.4
Heating Oil Futures	Mark to Market	Gallons	2,772.0	—	2,772.0
Forward Power Contracts	Cash Flow Hedge	MWh	886.2	(341.6)	544.6
Forward Power Contracts	Mark to Market	MWh	525.1	(525.1)	—
NYMEX-quality Coal Contracts*	Mark to Market	Tons	2,015.0	—	2,015.0

*Includes our partners’ share for the jointly-owned plants that DP&L operates.

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  The fair value of cash flow hedges as determined by observable market prices available as of the balance sheet dates and will continue to fluctuate with changes in market prices up to contract expiration.  The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring.  The ineffective portion of the cash flow hedge is recognized in earnings in the current period.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.

We enter into forward power contracts to manage commodity price risk exposure related to our generation of electricity.  We do not hedge all commodity price risk.  We reclassify gains and losses on forward power contracts from AOCI into earnings in those periods in which the contracts settle.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(3.4)	$9.2	$(1.6)	$11.6

Net gains / (losses) associated with current period hedging transactions	(0.1)	—	(0.5)	—

Net (gains) / losses reclassified to earnings
Interest Expense	—	(0.6)	—	(0.6)
Revenues	—	—	0.3	—
Purchased Power	0.1	—	0.3	—
Ending accumulated derivative gain / (loss) in AOCI	$(3.4)	$8.6	$(1.5)	$11.0

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest Expense	$—	$—	$—	$—
Revenues	$—	$—	$—	$—
Purchased Power	$—	$—	$—	$—

Portion expected to be reclassified to earnings in the next twelve months*	$(0.7)	$(1.6)	—	—

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	30	—	—	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the six months ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(0.7)	$9.8	$(1.8)	$12.2

Net gains / (losses) associated with current period hedging transactions	(1.6)	—	(0.9)	—

Net (gains) / losses reclassified to earnings
Interest Expense	—	(1.2)	—	(1.2)
Revenues	0.1	—	0.5	—
Purchased Power	(1.2)	—	0.7	—
Ending accumulated derivative gain / (loss) in AOCI	$(3.4)	$8.6	$(1.5)	$11.0

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest Expense	$—	$—	$—	$—
Revenues	$—	$—	$—	$—
Purchased Power	$—	$—	$—	$—

Portion expected to be reclassified to earnings in the next twelve months*	$(0.7)	$(1.6)	—	—

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	30	—	—	—

*The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments designated as hedging instruments at June 30, 2012 and December 31, 2011.

Fair Values of Derivative Instruments Designated as Hedging Instruments

at June 30, 2012

				Fair Value on
$ in millions	Fair Value (1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.8	$(1.5)	Other prepayments and current assets	$0.3
Forward Power Contracts in a Liability Position	(2.9)	2.4	Other current liabilities	(0.5)

Total Short-term Cash Flow Hedges	(1.1)	0.9		(0.2)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	0.5	(0.5)	Other deferred assets	—
Forward Power Contracts in a Liability Position	(4.6)	3.1	Other deferred credits	(1.5)

Total Long-term Cash Flow Hedges	(4.1)	2.6		(1.5)

Total Cash Flow Hedges	$(5.2)	$3.5		$(1.7)

(1) Includes credit valuation adjustment.

(2) Includes counterparty and collateral netting.

Fair Values of Derivative Instruments Designated as Hedging Instruments
at December 31, 2011

				Fair Value on
$ in millions	Fair Value (1)	Netting (2)	Balance Sheet Location	Balance Sheet
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.5	$(0.9)	Other prepayments and current assets	$0.6
Forward Power Contracts in a Liability Position	(0.2)	—	Other current liabilities	(0.2)

Total Short-term Cash Flow Hedges	1.3	(0.9)		0.4

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	0.1	(0.1)	Other deferred assets	—
Forward Power Contracts in a Liability Position	(2.6)	1.7	Other deferred credits	(0.9)

Total Long-term Cash Flow Hedges	(2.5)	1.6		(0.9)

Total Cash Flow Hedges	$(1.2)	$0.7		$(0.5)

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

The following table shows the amount and classification within the statements of results of operations or balance sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three and  six months ended June 30, 2012 and 2011.

For the Three Months Ended June 30, 2012

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$5.7	$(1.3)	$(0.2)	$0.9	$5.1
Realized gain / (loss)	(9.5)	0.5	0.7	—	(8.3)
Total	$(3.8)	$(0.8)	$0.5	$0.9	$(3.2)
Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$2.3	$—	$—	$—	$2.3
Regulatory (asset) / liability	0.8	(0.6)	—	—	0.2

Recorded in Income Statement: gain / (loss)
Purchased power	—	—	0.5	0.9	1.4
Revenue	—	—	—	—	—
Fuel	(6.9)	(0.3)	—	—	(7.2)
O&M	—	0.1	—	—	0.1
Total	$(3.8)	$(0.8)	$0.5	$0.9	$(3.2)

For the Three Months Ended June 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(10.2)	$(1.4)	$0.1	$0.3	$(11.2)
Realized gain / (loss)	1.4	0.6	0.2	(0.3)	1.9
Total	$(8.8)	$(0.8)	$0.3	$—	$(9.3)
Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(5.0)	$—	$—	$—	$(5.0)
Regulatory (asset) / liability	(2.3)	(0.9)	—	—	(3.2)

Recorded in Income Statement: gain / (loss)
Purchased power	—	—	0.3	—	0.3
Revenue	—	—	—	—	—
Fuel	(1.5)	—	—	—	(1.5)
O&M	—	0.1	—	—	0.1
Total	$(8.8)	$(0.8)	$0.3	$—	$(9.3)

For the Six Months Ended June 30, 2012

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(2.0)	$(1.5)	$(0.2)	$0.9	$(2.8)
Realized gain / (loss)	(14.5)	1.4	0.5	0.1	(12.5)
Total	$(16.5)	$(0.1)	$0.3	$1.0	$(15.3)
Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(1.2)	$—	$—	$—	$(1.2)
Regulatory (asset) / liability	(0.3)	(0.6)	—	—	(0.9)

Recorded in Income Statement: gain / (loss)
Purchased power	—	—	0.3	(0.8)	(0.5)
Revenue	—	—	—	1.8	1.8
Fuel	(15.0)	0.3	—	—	(14.7)
O&M	—	0.2	—	—	0.2
Total	$(16.5)	$(0.1)	$0.3	$1.0	$(15.3)

For the Six Months Ended June 30, 2011

$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$(13.8)	$1.6	$(0.1)	$0.1	$(12.2)
Realized gain / (loss)	3.8	0.9	(0.7)	(0.5)	3.5
Total	$(10.0)	$2.5	$(0.8)	$(0.4)	$(8.7)
Recorded on Balance Sheet:
Partners’ share of gain / (loss)	$(7.4)	$—	$—	$—	$(7.4)
Regulatory (asset) / liability	(2.0)	0.6	—	—	(1.4)

Recorded in Income Statement: gain / (loss)
Purchased power	—	—	(0.8)	(0.4)	(1.2)
Revenue	—	—	—	—	—
Fuel	(0.6)	1.8	—	—	1.2
O&M	—	0.1	—	—	0.1
Total	$(10.0)	$2.5	$(0.8)	$(0.4)	$(8.7)

The following table shows the fair value and balance sheet classification of DP&L’s derivative instruments not designated as hedging instruments at June 30, 2012.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments

at June 30, 2012

$ in millions	Fair Value(1)	Netting(2)	Balance Sheet Location	Fair Value on Balance Sheet
Short-term Derivative Positions
FTRs in a Liability Position	$(0.1)	$—	Other current liabilities	$(0.1)
Forward Power Contracts in an Asset Position	3.2	(1.3)	Other prepayments and current assets	1.9
Forward Power Contracts in a Liability Position	(2.9)	1.2	Other current liabilities	(1.7)
NYMEX-Quality Coal Forwards in a Liability Position	(12.9)	7.8	Other current liabilities	(5.1)
Heating Oil Futures in an Asset Position	0.3	(0.3)	Other prepayments and current assets	—

Total Short-term Derivative MTM Positions	(12.4)	7.4		(5.0)

Long-term Derivative Positions
Forward Power Contracts in an Asset Position	2.3	(0.1)	Other deferred assets	2.2
Forward Power Contracts in a Liability Position	(1.6)	0.5	Other deferred credits	(1.1)
NYMEX-Quality Coal Forwards in a Liability Position	(3.6)	3.6	Other deferred credits	—

Total Long-term Derivative MTM Positions	(2.9)	4.0		1.1

Total MTM Position	$(15.3)	$11.4		$(3.9)

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

The aggregate fair value of DP&L’s commodity derivative instruments that are in a MTM loss position at June 30, 2012 is $28.5 million.  This amount is offset by $15.0 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $3.7 million.  If our counterparties were to call for collateral, DP&L could be required to post collateral for the remaining $9.8 million.

11.  Common Shareholder’s Equity

DP&L has 250,000,000 authorized common shares, of which 41,172,173 are outstanding at June 30, 2012.  All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

12.  Contractual Obligations, Commercial Commitments and Contingencies

DP&L — Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of June 30, 2012, DP&L could be responsible for the repayment of 4.9%, or $69.2 million, of a $1,411.4 million debt obligation that features maturities from 2013 to 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of June 30, 2012, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2011.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2012, cannot be reasonably determined.

Environmental Matters

DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP.  We have estimated liabilities of approximately $4.3 million for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We are considering options for the Hutchings station, but have not yet made a final decision.  DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated and unavailable for service until at least June 1, 2014, if ever.  In addition, DP&L has notified PJM that Hutchings Units 1 and 2 will be deactivated by June 1, 2015.  We do not believe that any accruals are needed related to the Hutchings station.

Environmental Matters Related to Air Quality

Clean Air Act Compliance

In 1990, the federal government amended the CAA to further regulate air pollution.  Under the CAA, the USEPA sets limits on, among other things, how much of certain designated pollutants can be in the ambient air anywhere in the United States.  The CAA allows individual states to have stronger pollution controls than those set under the CAA, but states are not allowed to have weaker pollution controls than those set for the whole country.  The CAA has a material effect on our operations and such effects are detailed below with respect to certain programs under the CAA.

Cross-State Air Pollution Rule

The Clean Air Interstate Rule (CAIR) final rules were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  Appeals brought by various parties resulted in a decision by the U.S. Court of Appeals for the District of Columbia Circuit on July 11, 2008 to vacate CAIR and its associated Federal Implementation Plan (FIP).  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 2008 decision.

In an attempt to conform to the Court’s decision, on July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR).  CATR was finalized as the Cross-State Air Pollution Rule (CSAPR) on July 6, 2011, but subsequent litigation has resulted in CSAPR’s implementation being delayed indefinitely.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2); and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  We do not believe the rule will have a material effect on our operations in 2012.  The Ohio EPA has a State Implementation Plan (SIP) that incorporates the CAIR program requirements, which remain in effect pending judicial review of CSAPR.  If CSAPR becomes effective, USEPA is expected to institute a FIP in lieu of state SIPs and allow for the states to develop SIPs for approval as early as 2013.  DP&L is unable to estimate the effect of the new requirements; however, CSAPR could have a material adverse effect on our operations.

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

Carbon and Other Greenhouse Gas Emissions

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

On September 22, 2009, the USEPA issued a final rule for mandatory reporting of GHGs from large sources that emit 25,000 metric tons per year or more of GHGs, including EGUs.  DP&L has submitted to USEPA GHG emission reports for 2012 and 2011.  While this reporting rule will guide development of policies and programs to reduce emissions, DP&L does not anticipate that the reporting rule will itself result in any significant cost or other effect on current operations.

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

In June 2000, the USEPA issued an NOV to the DP&L-operated J.M. Stuart generating station (co-owned by DP&L, Duke Energy, and CSP) for alleged violations of the CAA.  The NOV contained allegations that Stuart station engaged in projects between 1978 and 2000 without New Source Review and Prevention of Significant Deterioration permits that resulted in significant increases in particulate matter, SO2, and NOx.  These allegations are consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act — Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, published in the Federal Register on April 20, 2011.  It is anticipated that the final rules will be promulgated in mid-2013.  We submitted comments to the proposed regulations on August 17, 2011.  We do not yet know the impact these proposed rules will have on our operations.

Clean Water Act — Regulation of Water Discharge

In December 2006, we submitted an application for the renewal of the Stuart station NPDES Permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in a thermal discharge study completed during the previous permit term.  Subsequently, DP&L and the Ohio EPA reached an agreement to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA does not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit will pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit would require DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit and is considering legal options.  On May 17, 2012 we met with Ohio EPA to discuss this matter.  It is not known what additional actions the agency might take.  Depending on the outcome of the process, the effects could be material on DP&L’s operation.

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the J.M. Stuart station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  USEPA has indicated that they may take additional enforcement action.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns.  This may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

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

On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination.  The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, is ongoing.  In June 2012, DP&L filed a motion for summary judgment on grounds that the remaining claims for contribution are barred by a statute of limitations.  The plaintiffs oppose that motion and, additionally, have filed a motion seeking Court leave to amend their complaint to add more than 20 new defendants to the case and to recharacterize and re-allege claims against DP&L that the Court dismissed in its February 10, 2011 order.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on us.

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

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCBs).  While this reassessment is in the early stages and the USEPA is evaluating information from potentially affected parties on how it should proceed, the outcome may have a material adverse effect on DP&L.  The USEPA has indicated that a proposed rule will be released in late 2012.  At present, DP&L is unable to predict the impact this initiative will have on its operations.

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

In June 2011, the USEPA conducted an inspection of the Killen station ash ponds.  In June 2012, the USEPA issued a draft report from the inspection that noted no significant issues with the ash ponds.  DP&L is unable to predict the outcome this inspection will have on its operations.

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

Notice of Violation involving Co-Owned Plants

On September 9, 2011, DP&L received a notice of violation from the USEPA with respect to its co-owned J.M. Stuart station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act NPDES permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial condition or cash flow.

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

In connection with DP&L and other utilities joining PJM, in 2006, the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L entered into a significant number of bilateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  On July 5, 2012, a Stipulation was executed and filed with the FERC that resolves SECA claims against BP Energy Company (“BP”) and DP&L, AEP (and its subsidiaries) and Exelon Corporation (and its subsidiaries.).  If the Stipulation is approved, DP&L would receive approximately $14.6 million from BP.  DP&L will record the settlement of the BP claims once FERC approval is received.  With respect to these claims, DP&L management has deferred $18.1 million and $17.8 million as of June 30, 2012 and December 31, 2011, respectively, as Other deferred credits representing the amount of unearned income and interest where the earnings process is not complete.  The amount at June 30, 2012 and December 31, 2011 includes estimated earnings and interest of $5.4 million and $5.2 million, respectively.

On September 30, 2011, the FERC issued two SECA-related orders that affirmed an earlier order issued in 2010 by denying the rehearing requests that a number of different parties, including DP&L, had filed.  These orders are now final, but appealed and subject to appellate court review.  These orders do not affect settlements that had been reached with other parties that owed SECA revenues to DP&L or were recipients of amounts paid by DP&L.  For other parties that have not yet previously settled with DP&L, the exact timing and amounts of any payments that would be made or received by DP&L under these orders is still uncertain.

Lawsuits were filed in connection with the Merger seeking, among other things, one or more of the following:  to enjoin consummation of the Merger until certain conditions were met, to rescind the Merger or for rescissory damages, or to commence a sale process and/or obtain an alternative transaction or to recover an unspecified amount of other damages and costs, including attorneys’ fees and expenses, a constructive trust or an accounting from the individual defendants for benefits they allegedly obtained as a result of their alleged breach of duty.  All of these lawsuits, except one, were resolved and/or dismissed prior to the March 28, 2012 filing of our Form 10-K for the fiscal year ending December 31, 2011, and were discussed in that and previous reports we filed.  The last of these lawsuits was dismissed on March 29, 2012.

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

DPLER sells competitive retail electric service, under contract, to residential, commercial and industrial customers.  DPLER’s operations include those of its wholly owned subsidiary, MC Squared, which was acquired on February 28, 2011.  DPLER has approximately 70,000 customers currently located throughout Ohio and Illinois.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the areas it serves.

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

DPL and its subsidiaries employed 1,493 people as of June 30, 2012, of which 1,446 employees were employed by DP&L.  Approximately 53% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

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

The Merger also resulted in DPL recording $2,559.1 million in goodwill due to the push down of purchase accounting in accordance with FASC 805. Utilities in Ohio continue to face downward pressure on operating margins due to the evolving regulatory environment, which is moving towards a market-based competitive pricing mechanism.  At the same time, declining energy prices are also reducing operating margins across the utility industry.  These competitive forces could adversely impact the future operating performance of DPL and may result in impairment of its goodwill.

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

•                  Carbon and Other Greenhouse Gas Emissions

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

•                  Clean Water Act

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the J.M. Stuart station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  USEPA has indicated that they may take additional enforcement action.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns.  This may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

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

SB 221 also requires that all Ohio distribution utilities file either an ESP or MRO.  Under the MRO, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements.  Also, under this option, utilities that still own generation in the state are required to phase-in the MRO over a period of not less than five years.  An ESP may allow for adjustments to the SSO for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; and the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its ESP, a utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  Both MRO and ESP options involve a “significantly excessive earnings test” based on the earnings of comparable companies with similar business and financial risks.  On March 30, 2012, DP&L filed with the PUCO for approval of its next SSO to replace the existing ESP that expires on December 31, 2012.  The initial filing indicated that the proposed MRO rates, if approved by the PUCO, would reduce DP&L’s revenues by about $30 million in the first year after they are applied, based on the level of SSO sales contained in the filing.  The filing requested approval of the five-year and five month MRO, which will be effective January 1, 2013, and would phase in market rates over this period.  The PUCO is currently reviewing the filing and no decision has been made.  The outcome of the proceeding is uncertain and could have a material impact on our results.

•                  NOx and SO2  Emissions — CSAPR

The Clean Air Interstate Rule (CAIR) final rules were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  Appeals brought by various parties resulted in a decision by the U.S. Court of Appeals for the District of Columbia Circuit on July 11, 2008 to vacate CAIR and its associated Federal Implementation Plan (FIP).  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 2008 decision.

In an attempt to conform to the Court’s decision, on July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR).  CATR was finalized as the Cross-State Air Pollution Rule (CSAPR) on July 6, 2011, but subsequent litigation has resulted in CSAPR’s implementation being delayed indefinitely.  CSAPR creates four separate trading programs:  two SO2 areas (Group 1 and Group 2); and two NOx reduction requirements (annual and ozone season).  Group 1 states (16 states including Ohio) will have to meet a 2012 cap and additional reductions in 2014.  Group 2 states (7 states) will only have to meet the 2012 cap.  The Ohio EPA has a State Implementation Plan (SIP) that incorporates the CAIR program requirements, which remain in effect pending judicial review of CSAPR.  If CSAPR becomes effective, the USEPA is expected to institute a FIP in lieu of state SIPs and allow for the states to develop SIPs for approval as early as 2013.  We do not believe the rule will have a material effect on our operations in 2012, but until the CSAPR becomes effective, DP&L is unable to estimate the impact of the new requirements in future years.

COMPETITION AND PJM PRICING

•                 RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2015/2016 period cleared at a per megawatt price of $136/day for our RTO area.  The per megawatt prices for the periods 2014/2015, 2013/2014, 2012/2013, and 2011/2012 were $126/day, $28/day, $16/day, and $110/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider.  Therefore increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained in 2011, we estimate that a hypothetical increase or decrease of $10 in the capacity auction price would result in an annual impact to net income of approximately $5.1 million and $3.8 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

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

Lower market prices for power have resulted in increased levels of competition to provide transmission and generation services.  This in turn has led approximately 56% of DP&L’s retail volume to be switched to CRES providers.  DPLER, an affiliated company and one of the registered CRES providers, has been marketing transmission and generation services to DP&L customers.  The following table provides a summary of the number of electric customers and volumes provided by all CRES providers in our service territory during the three and six months ended June 30, 2012 and 2011:

	Three months ended		Three months ended
	June 30, 2012		June 30, 2011
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER	50,157	1,540	12,033	1,419

Supplied by non-affiliated CRES providers	49,901	465	4,996	164

Total supplied in our service territory by DPLER and other CRES providers	100,058	2,005	17,029	1,583

Distribution sales by DP&L in our service territory (a)	512,675	3,375	513,107	3,268

(a)  The kWh sales include all distribution sales, including those whose power is supplied by non-affiliated CRES providers.

	Six months ended		Six months ended
	June 30, 2012		June 30, 2011
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER	50,157	2,997	12,033	2,764

Supplied by non-affiliated CRES providers	49,901	866	4,996	282

Total supplied in our service territory by DPLER and other CRES providers	100,058	3,863	17,029	3,046

Distribution sales by DP&L in our service territory (a)	512,675	6,899	513,107	6,898

(a)  The kWh sales include all distribution sales, including those whose power is supplied by non-affiliated CRES providers.

The volumes supplied by DPLER represent approximately 46% and 43% of DP&L’s total distribution volumes during the three months ended June 30, 2012 and 2011, respectively, and 43% and 40% during the six months ended June 30, 2012 and 2011, respectively.  We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

As of June 30, 2012, approximately 56% of DP&L’s load has switched to CRES providers with DPLER acquiring 78% of the switched load.  For the six months ended June 30, 2012, customer switching negatively affected DPL’s gross margin by approximately $59.0 million compared to the 2011 effect of approximately $20.0 million.  For the six months ended June 30, 2012, customer switching negatively affected DP&L’s gross margin by approximately $110.0 million compared to the 2011 effect of approximately $36.0 million.

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

Income Statement Highlights — DPL

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
$ in millions	Successor	Predecessor	Successor	Predecessor
Revenues:
Retail	$324.2	$336.5	$673.5	$705.9
Wholesale	12.3	28.7	34.7	61.1
RTO revenues	19.7	19.5	37.9	40.9
RTO capacity revenues	26.6	49.7	63.5	105.0
Other revenues	2.5	2.9	5.7	5.7
Mark-to-market (losses) / gains	(3.3)	(4.0)	0.7	(4.7)
Total revenues	$382.0	$433.3	$816.0	$913.9

Cost of revenues:
Fuel costs	$71.7	$90.0	$162.3	$190.9
Losses / (gains) from sale of coal	1.9	(1.2)	5.3	(2.9)
Mark-to-market (gains) / losses	(2.0)	3.3	1.4	3.9
Net fuel	71.6	92.1	169.0	191.9

Purchased power	39.3	43.3	73.9	80.6
RTO charges	21.6	27.1	46.1	56.4
RTO capacity charges	22.7	47.0	56.4	102.5
Mark-to-market (gains) / losses	(3.3)	(3.8)	(1.3)	(5.1)
Net purchased power	80.3	113.6	175.1	234.4

Amortization of intangibles	28.6	—	56.4	—

Total cost of revenues	$180.5	$205.7	$400.5	$426.3

Gross margins (a)	$201.5	$227.6	$415.5	$487.6

Gross margin as a percentage of revenues	53%	53%	51%	53%

Operating income	$46.7	$65.8	$105.9	$166.6

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Number of days	Successor	Predecessor	Successor	Predecessor

Heating degree days (a)	455	513	2,718	3,480
Cooling degree days (a)	400	319	430	319

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

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2012 vs. 2011	2012 vs. 2011

Retail
Rate	$(1.5)	$1.5
Volume	(10.4)	(33.8)
Other retail	(0.4)	(0.1)
Total retail change	$(12.3)	$(32.4)

Wholesale
Rate	$(1.7)	$2.2
Volume	(14.7)	(28.6)
Total wholesale change	$(16.4)	$(26.4)

RTO capacity & other
RTO capacity and other RTO revenues	$(22.9)	$(44.5)

Other
Unrealized MTM	$0.7	$5.4
Miscellaneous	(0.4)	—
Total other revenue	$0.3	$5.4

Total revenues change	$(51.3)	$(97.9)

For the three months ended June 30, 2012, Revenues decreased $51.3 million to $382.0 million from $433.3 million in the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale sales volume, a decrease in retail and wholesale average rates and a decrease in RTO capacity and other RTO revenues.

•                  Retail revenues decreased $12.3 million resulting primarily from a 3% decrease in retail sales volume compared to the prior year period largely as a result of customer switching due to increased levels of competition to provide transmission and generation services in our service territory.  This decrease in sales volume was partially offset by improved economic conditions as well as a slight increase in average rates.  Weather during the three months was slightly favorable with a 25% increase in the number of cooling degree days to 400 days from 319 days in 2011 slightly offset by an 11% decrease in the number of heating degree days to 455 days from 513 days in 2011.  The above resulted in an unfavorable $10.4 million retail sales volume variance and an unfavorable $1.5 million retail price variance.

•                  Wholesale revenues decreased $16.4 million primarily as a result of a 51% decrease in wholesale sales volume which was largely a result of lower generation by our power plants, as well as a 12% decrease in wholesale average prices.  This resulted in an unfavorable $14.7 million wholesale sales volume variance and an unfavorable wholesale price variance of $1.7 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $22.9 million compared to the same period in 2011.  This decrease in RTO capacity and other revenues was the result of a $23.1 million decrease in revenues realized from the PJM capacity auction offset by a slight increase in transmission and congestion revenues.

For the six months ended June 30, 2012, Revenues decreased $97.9 million to $816.0 million from $913.9 million in the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale sales volume and a decrease in RTO capacity and other RTO revenues, partially offset by an increase in retail and wholesale average rates.

•                  Retail revenues decreased $32.4 million resulting primarily from a 5% decrease in retail sales volume compared to the prior year period largely due to unfavorable weather.  The unfavorable weather conditions resulted in a 22% decrease in the number of heating degree days to 2,718 days from 3,480 days in 2011 offset slightly by a 35% increase in the number of cooling degree days to 430 days from 319 days in 2011.  The decrease in sales volume is also due to the effect of lower revenues due to customer switching which has resulted from increased levels of competition to provide transmission and generation services in our service territory.  This decrease in sales volume was partially offset by improved economic conditions as well as a slight increase in average rates.  The above resulted in an unfavorable $33.8 million retail sales volume variance and a favorable $1.5 million retail price variance.

•                  Wholesale revenues decreased $26.4 million primarily as a result of a 47% decrease in wholesale sales volume which was largely a result of lower generation by our power plants, partially offset by a 7% increase in wholesale average prices.  This resulted in an unfavorable $28.6 million wholesale sales volume variance and a favorable wholesale price variance of $2.2 million.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $44.5 million compared to the same period in 2011.  This decrease in RTO capacity and other revenues was primarily the result of a $41.5 million decrease in revenues realized from the PJM capacity auction.

DPL — Cost of Revenues

For the three months ended June 30, 2012:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $20.5 million, or 22%, during the quarter ended June 30, 2012 compared to the same period in 2011.  This decrease was largely due to an $18.3 million decrease in fuel costs driven by a 21% decrease in the volume of generation at our plants.  Also contributing to this decrease were unrealized MTM gains of $2.0 million for the three months ended June 30, 2012 versus $3.3 million MTM losses during the same period in 2011.  Partially offsetting the decreases were $1.9 million in realized losses from DP&L’s sale of coal, compared to $1.2 million of realized gains during the same period in 2011.

•                  Net purchased power decreased $33.3 million, or 29%, compared to the same period in 2011 due largely to a $29.8 million decrease in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Purchased power volumes increased 41% while purchased power prices decreased approximately 36% resulting in a decrease of $4.0 million compared to the same period in 2011.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

•                  Amortization of intangibles increased $28.6 million, or 100%, compared to the same period in 2011 due to the application of purchase accounting at the Merger date.

For the six months ended June 30, 2012:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $22.9 million, or 12%, during the six months ended June 30, 2012 compared to the same period in 2011.  This decrease was largely due to a $28.6 million decrease in fuel costs driven by a 17% decrease in the volume of generation at our plants.  Also contributing to this decrease were unrealized MTM losses of only $1.4 million for the six months ended June 30, 2012 versus $3.9 million MTM losses during the same period in 2011.  Partially offsetting the decreases were $5.3 million in realized losses from DP&L’s sale of coal, compared to $2.9 million of realized gains during the same period in 2011.

•                  Net purchased power decreased $59.3 million, or 25%, compared to the same period in 2011 due largely to a $56.4 million decrease in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Purchased power volumes increased 21% while purchased power prices decreased approximately 24% resulting in a decrease of $6.7 million compared to the same period in 2011.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

•                  Amortization of intangibles increased $56.4 million, or 100%, compared to the same period in 2011 due to the application of purchase accounting at the Merger date.

DPL — Operation and Maintenance

The following table provides a summary of changes in operation and maintenance expense from the prior period.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2012 vs. 2011	2012 vs. 2011
Low-income payment program (1)	$5.2	$10.4
Competitive retail operations	2.6	4.8
Generating facilities operating and maintenance expenses	(0.1)	1.3
Maintenance of overhead transmission and distribution lines	(0.6)	(6.3)
Merger related costs	(5.4)	(6.0)
Deferred compensation	(1.8)	(2.0)
Pension related expense	(0.7)	(1.4)
Other, net	(2.2)	(1.5)
Total operation and maintenance expense	$(3.0)	$(0.7)

(1)  There is a corresponding increase in Revenues associated with this program resulting in no impact to Net income.

During the three months ended June 30, 2012, Operation and maintenance expense decreased $3.0 million, or 3%, compared to the same period in 2011.  This variance was primarily the result of:

•                  a slight decrease in expenses related to the maintenance of overhead transmission and distribution lines,

•                  higher costs in the prior year related to the Merger,

•                  decreased expenses related to deferred compensation arrangements primarily related to fewer equity awards in the current period, and

•                  lower pension expenses primarily related to the elimination of certain unrecognized actuarial losses and prior service costs as a result of purchase accounting due to the Merger. These amounts were previously recorded in Accumulated Other Comprehensive Income and recognized in pension expense over the remaining service life of plan participants. These decreases were partially offset by:

•                  increased assistance for low-income retail customers which is funded by the USF revenue rate rider, and

•                  increased marketing, customer maintenance and labor costs associated with the competitive retail business as a result of increased sales volume and number of customers.

During the six months ended June 30, 2012, Operation and maintenance expense decreased $0.7 million compared to the same period in 2011.  This variance was primarily the result of:

•                  decreased expenses related to the maintenance of overhead transmission and distribution lines primarily as a result of storms, including a significant ice storm in February 2011,

•                  higher costs in the prior year related to the Merger,

•                  decreased expenses related to deferred compensation arrangements primarily related to fewer equity awards in the current periods, and

•                  lower pension expenses primarily related to the elimination of certain unrecognized actuarial losses and prior service costs as a result of purchase accounting due to the Merger.  These amounts were previously recorded in Accumulated Other Comprehensive Income and recognized in pension expense over the remaining service life of plan participants.

These decreases were partially offset by:

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

DPL — Depreciation and Amortization

For the three and six months ended June 30, 2012, Depreciation and amortization expense decreased $5.4 million, or 15%, and $9.1 million, or 13%, respectively, as compared to 2011.  The decreases primarily reflect the effect of the purchase accounting which resulted in estimated fair values of our plants below the carrying values at the Merger date.  This was partially offset by increased amortization expense primarily due to amortization resulting from the increase in the estimated value of certain intangibles acquired in the Merger.

DPL — General Taxes

For the three and six months ended June 30, 2012, General taxes increased $1.4 million, or 7%, and decreased $1.6 million, or 4%, respectively, as compared to 2011. The increase was primarily the result of higher property tax accruals in 2012.  This decrease was primarily the result of an unfavorable 2011 determination from the Ohio gross receipts tax audit partially offset by higher property tax accruals in 2012 compared to 2011.  Prior to the Merger date, certain excise and other taxes were recorded gross.  Effective on the Merger date, these taxes are accounted for on a net basis and are recorded as a reduction in revenues for presentation in accordance with AES policy.  The 2011 amount was reclassified to conform to this presentation.

DPL — Interest Expense

For the three months ended June 30, 2012, Interest expense increased $14.8 million, or 84%, as compared to 2011 due primarily to higher interest cost subsequent to the Merger as a result of the $1,250.0 million of debt that was assumed by DPL in connection with the AES Merger.

For the six months ended June 30, 2012, Interest expense increased $27.5 million, or 80%, as compared to 2011 due primarily to higher interest cost subsequent to the Merger as a result of the $1,250.0 million of debt that was assumed by DPL in connection with the AES Merger.

DPL — Charge for Early Redemption of Debt

The Charge for early redemption of debt reflects the purchase, in February 2011, of $122.0 million principal of the DPL Capital Trust II 8.125% capital securities in a privately negotiated transaction.  As part of this transaction, DPL paid a $12.2 million, or 10% premium, and wrote-off $3.1 million of unamortized discount and issuance costs.

DPL — Income Tax Expense

For the three and six months ended June 30, 2012, Income tax expense decreased $7.6 million, or 47%, and $24.7 million, or 60%, respectively, as compared to 2011 primarily due to decreased pre-tax income, partially offset by increased state income taxes.

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

Competitive Retail Segment

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 70,000 customers currently located throughout Ohio and Illinois.  MC Squared, a Chicago-based retail electricity supplier, serves more than 5,900 customers in Northern Illinois.  At the end of the second quarter of 2012, MC Squared added approximately 29,000 new customers in Illinois cities as a result of various governmental aggregation agreements.  These new customers have not yet been billed and are not included in the customer counts above.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  DP&L sells power to DPLER and MC Squared under wholesale agreements.  Under these agreements, intercompany sales from DP&L to DPLER and MC Squared are based on fixed-price contracts for each DPLER or MC Squared customer.  The price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other

Included within Other are other businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs which include amortization of intangibles recognized in conjunction with the Merger and interest expense on DPL’s debt.

Management evaluates segment performance based on gross margin.

See Note 14 of Notes to DPL’s Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

	Three months ended
	June 30,
	2012	2011	Increase (Decrease)
$ in millions	Successor	Predecessor	2012 vs. 2011

Utility	$208.7	$203.4	$5.3
Competitive Retail	14.4	12.5	1.9
Other	(20.8)	12.7	(33.5)
Adjustments and Eliminations	(0.8)	(1.0)	0.2
Total consolidated	$201.5	$227.6	$(26.1)

	Six months ended
	June 30,
	2012	2011	Increase (Decrease)
$ in millions	Successor	Predecessor	2012 vs. 2011

Utility	$427.8	$436.8	$(9.0)
Competitive Retail	29.8	28.8	1.0
Other	(40.4)	24.0	(64.4)
Adjustments and Eliminations	(1.7)	(2.0)	0.3
Total consolidated	$415.5	$487.6	$(72.1)

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

Income Statement Highlights — Competitive Retail Segment

	Three months ended
	June 30,
	2012	2011	Increase (Decrease)
$ in millions	Successor	Predecessor	2012 vs. 2011
Revenues:
Retail	$112.6	$105.3	$7.3
RTO and other	(2.7)	(3.3)	0.6
	109.9	102.0	7.9

Cost of revenues:
Purchased power	95.5	89.5	6.0

Gross margins (a)	14.4	12.5	1.9

Operation and maintenance expense	5.8	3.1	2.7
Other expenses (income), net	0.6	0.4	0.2
Total expenses, net	6.4	3.5	2.9

Earnings (Loss) from continuing operations before income tax	8.0	9.0	(1.0)
Income tax expense (benefit)	6.5	3.3	3.2
Net income (Loss)	$1.5	$5.7	$(4.2)

Gross margin as a percentage of revenues	13%	12%

(a)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

	Six months ended
	June 30,
	2012	2011	Increase (Decrease)
$ in millions	Successor	Predecessor	2012 vs. 2011
Revenues:
Retail	$220.2	$199.6	$20.6
RTO and other	1.8	(3.6)	5.4
	222.0	196.0	26.0

Cost of revenues:
Purchased power	192.2	167.2	25.0

Gross margins (a)	29.8	28.8	1.0

Operation and maintenance expense	11.0	6.1	4.9
Other expenses (income), net	1.4	1.0	0.4
Total expenses, net	12.4	7.1	5.3

Earnings (Loss) from continuing operations before income tax	17.4	21.7	(4.3)
Income tax expense (benefit)	9.9	9.9	—
Net income (Loss)	$7.5	$11.8	$(4.3)

Gross margin as a percentage of revenues	13%	15%

(a)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Competitive Retail Segment — Revenue

For the three months ended June 30, 2012, the segment’s retail revenues increased $7.3 million, or 7%, as compared to 2011.  The increase was primarily due to increased retail sales volume from DP&L’s retail customers switching their electric service to DPLER.  Increased competition in the competitive retail electric service business in the state of Ohio has resulted in many of DP&L’s retail customers switching their retail electric service to DPLER or other CRES suppliers.  The increased sales volume from switching was partially offset by unfavorable weather conditions resulting in a 12% decrease in the number of heating degree days during the period in 2012 compared to 2011.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 1,900 million kWh of power to approximately 70,000 customers for the three months ending June 30, 2012 compared to approximately 1,700 million kWh of power to more than 15,000 customers during the same period of 2011.

For the six months ended June 30, 2012, the segment’s retail revenues increased $20.6 million, or 10%, as compared to 2011.  The increase was primarily due to an $8.3 million increase in retail revenue from MC Squared which was purchased on February 28, 2011 combined with increased retail sales volume from DP&L’s retail customers switching their electric service to DPLER.  Increased competition in the competitive retail electric service business in the state of Ohio has resulted in many of DP&L’s retail customers switching their retail electric service to DPLER or other CRES suppliers.  The increased sales volume from switching and from MC Squared was partially offset by unfavorable weather conditions resulting in a 22% decrease in the number of heating degree days during the period in 2012 compared to 2011.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 3,600 million kWh of power to approximately 70,000 customers for the six months ending June 30, 2012 compared to approximately 3,100 million kWh of power to more than 15,000 customers during the same period of 2011.

Competitive Retail Segment — Purchased Power

For the three months ended June 30, 2012, the Competitive Retail segment purchased power increased $6.0 million, or 7%, as compared to 2011 due to higher purchased power volumes required to satisfy an increase in customer base resulting from customer switching.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  Intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.

For the six months ended June 30, 2012, the Competitive Retail segment purchased power increased $25.0 million, or 15%, as compared to 2011 due to higher purchased power volumes required to satisfy an increase in customer base resulting from customer switching and power purchased for MC Squared customers for all six months in 2012 versus four months in 2011.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  Intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.

Competitive Retail Segment — Operation and Maintenance

For the three months ended June 30, 2012, DPLER’s operation and maintenance expenses include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses.  The higher operation and maintenance expense in 2012 as compared to 2011 is reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers.

For the six months ended June 30, 2012, DPLER’s operation and maintenance expenses include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses.  The higher operation and maintenance expense in 2012 as compared to 2011 is reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers and the purchase of MC Squared.

Competitive Retail Segment — Income Tax Expense

For the three months ended June 30, 2012, the segment’s income tax expense increased $3.2 million compared to the same period in 2011 due to increased state income tax expenses.

For the six months ended June 30, 2012, the segment’s income tax expense did not change compared to the same period in 2011 as a result of the increased state income taxes noted above offset by decreased pre-tax income.

RESULTS OF OPERATIONS — DP&L

Income Statement Highlights — DP&L

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2012	2011	2012	2011

Revenues:
Retail	$212.7	$232.1	$455.4	$508.4
Wholesale	95.8	104.7	200.3	210.9
RTO revenues	18.4	18.1	35.7	38.5
RTO capacity revenues	22.6	42.1	54.0	88.9
Mark-to-market (losses) / gains	(2.9)	(0.1)	0.8	—
Total revenues	$346.6	$396.9	$746.2	$846.7

Cost of revenues:
Fuel costs	$68.6	$86.9	$157.4	$186.7
Losses / (gains) from sale of coal	1.9	(1.1)	5.3	(2.9)
Mark-to-market (gains) / losses	(1.9)	3.3	1.5	3.9
Net fuel	68.6	89.1	164.2	187.7

Purchased power	31.1	32.8	56.6	66.7
RTO charges	20.7	27.6	44.8	56.7
RTO capacity charges	21.1	44.4	52.6	98.9
Mark-to-market (gains) / losses	(3.6)	(0.4)	0.2	(0.1)
Total purchased power	69.3	104.4	154.2	222.2

Total cost of revenues	$137.9	$193.5	$318.4	$409.9

Gross margins (a)	$208.7	$203.4	$427.8	$436.8

Gross margin as a percentage of revenues	60%	51%	57%	52%

Operating Income	$57.0	$55.8	$122.0	$145.1

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

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year.  Factors impacting DP&L’s wholesale sales volume each hour of the year include; wholesale market prices, DP&L’s retail demand, retail demand elsewhere throughout the entire wholesale market area, DP&L and non-DP&L plants’ availability to sell into the wholesale market and weather conditions across the multi-state region.  DP&L’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities that are not being utilized to meet its retail demand.

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2012 vs. 2011	2012 vs. 2011

Retail
Rate	$(5.4)	$(8.8)
Volume	(13.7)	(44.1)
Other miscellaneous	(0.3)	(0.1)
Total retail change	(19.4)	(53.0)

Wholesale
Rate	(2.0)	3.8
Volume	(6.9)	(14.4)
Total wholesale change	(8.9)	(10.6)

RTO capacity and other
RTO capacity and other RTO revenues	(19.2)	(37.7)

Other
Unrealized MTM	$(2.8)	$0.8

Total revenues change	$(50.3)	$(100.5)

For the three months ended June 30, 2012, Revenues decreased $50.3 million, or 13%, to $346.6 million from $396.9 million in the prior year.  This decrease was primarily the result of lower average retail and wholesale rates, lower retail and wholesale sales volumes and decreased RTO capacity and other revenues.  The revenue components for the three months ended June 30, 2012 are further discussed below:

•      Retail revenues decreased $19.4 million primarily due to a 6% decrease in retail sales volumes compared to the prior year largely as a result of customer switching due to increased levels of competition to provide transmission and generation services in our service territory.  This decrease in sales volume was partially offset by improved economic conditions.  Weather during the three months was slightly favorable with a 25% increase in the number of cooling degree days to 400 days from 319 days in 2011 slightly offset by an 11% decrease in the number of heating degree days to 455 days from 513 days in 2011.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  The average retail rates decreased 3% overall primarily as a result of customers switching from DP&L to DPLER.  The remaining distribution services provided by DP&L were billed at a lower rate resulting in a reduction of total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by the implementation of the fuel and energy efficiency riders, increased TCRR and RPM riders, and the incremental effect of the recovery of costs under the EIR.  The above resulted in an unfavorable $13.7 million retail sales volume variance and an unfavorable $5.4 million retail price variance.

•                  Wholesale revenues decreased $8.9 million primarily as a result of a 7% decrease in wholesale sales volume which was largely a result of lower generation by our power plants, as well as a 2% decrease in wholesale average prices partially offset by the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in an unfavorable $6.9 million wholesale volume variance and a $2.0 million unfavorable wholesale price variance.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $19.2 million compared to the same period in 2011.  This decrease in RTO capacity and other revenues was primarily the result of a $19.5 million decrease in revenues realized from the PJM capacity auction, offset by a slight increase of $0.3 million in transmission and congestion revenues.

For the six months ended June 30, 2012, Revenues decreased $100.5 million, or 12%, to $746.2 million from $846.7 million in the prior year.  This decrease was primarily the result of lower average retail rates, lower retail and wholesale sales volumes and decreased RTO capacity and other revenues, partially offset by higher average wholesale prices.  The revenue components for the six months ended June 30, 2012 are further discussed below:

•                  Retail revenues decreased $53.0 million primarily due to a 9% decrease in retail sales volumes compared to those in the prior year largely due to unfavorable weather conditions.  The unfavorable weather conditions resulted in a 22% decrease in the number of heating degree days to 2,718 days from 3,480 days in 2011 offset slightly by a 35% increase in the number of cooling degree days to 430 days from 319 days in 2011.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  The average retail rates decreased 2% overall primarily as a result of customers switching from DP&L to DPLER.  The remaining distribution services provided by DP&L were billed at a lower rate resulting in a reduction of total average retail rates.  The decrease in average retail rates resulting from customers switching was partially offset by the implementation of the fuel and energy efficiency riders, increased TCRR and RPM riders, and the incremental effect of the recovery of costs under the EIR.  The above resulted in an unfavorable $44.1 million retail sales volume variance and an unfavorable $8.8 million retail price variance.

•                  Wholesale revenues decreased $10.6 million primarily as a result of a 7% decrease in wholesale sales volume which was largely a result of lower generation by our power plants, partially offset by the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This decrease was partially offset by a 2% increase in average wholesale sales prices.  This resulted in an unfavorable $14.4 million wholesale volume variance offset partially by a $3.8 million favorable wholesale price variance.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $37.7 million compared to the same period in 2011.  This decrease in RTO capacity and other revenues was primarily the result of a $34.9 million decrease in revenues realized from the PJM capacity auction and a decrease of $2.8 million in transmission and congestion revenues.

DP&L — Cost of Revenues

For the three months ended June 30, 2012:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $20.5 million, or 23%, during the quarter ended June 30, 2012 compared to the same period in 2011.  This decrease was largely due to an $18.3 million decrease in fuel costs driven by a 22% decrease in the volume of generation at our plants.  Also contributing to this decrease were unrealized MTM gains of $1.9 million for the three months ended June 30, 2012 versus $3.3 million MTM losses during the same period in 2011.  Partially offsetting the decreases were $1.9 million in realized losses from DP&L’s sale of coal, compared to $1.1 million of realized gains during the same period in 2011.

•                  Net purchased power decreased $35.1 million, or 34%, compared to the same period in 2011 due largely to a $30.2 million decrease in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Purchased power volumes increased 56% while purchased power prices decreased approximately 39% resulting in a decrease of $1.7 million compared to the same period in 2011.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

For the six months ended June 30, 2012:

•                  Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $23.5 million, or 13%, during the six months ended June 30, 2012 compared to the same period in 2011.  This decrease was largely due to a $29.3 million decrease in fuel costs driven by an 18% decrease in the volume of generation at our plants.  Also contributing to the decrease were unrealized MTM losses of $1.5 million for the six months ended June 30, 2012 versus $3.9 million MTM losses during the same period in 2011.  Partially offsetting the decreases were $5.3 million in realized losses from DP&L’s sale of coal, compared to $2.9 million of realized gains during the same period in 2011.

•                  Net purchased power decreased $68.0 million, or 31%, compared to the same period in 2011 due largely to a $58.2 million decrease in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Purchased power volumes increased 13% while purchased power prices decreased approximately 25% resulting in a decrease of $10.1 million compared to the same period in 2011.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

DP&L — Operation and Maintenance

The following table provides a summary of changes in operation and maintenance expense from the prior period.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2012 vs. 2011	2012 vs. 2011
Low-income payment program (1)	$5.2	$10.4
Generating facilities operating and maintenance expenses	—	1.4
Pension expenses	0.6	1.7
Maintenance of overhead transmission and distribution lines	(0.6)	(6.3)
Deferred compensation	(1.8)	(2.0)
Other, net	(2.5)	3.5
Total operation and maintenance expense	$0.9	$8.7

(1)   There is a corresponding increase in Revenues associated with this program resulting in no impact to Net income.

For the three months ended June 30, 2012, Operation and maintenance expense increased $0.9 million, or 1%, compared to the same period in 2011.  This variance was primarily the result of increased assistance for low-income retail customers which is funded by the USF revenue rate rider.  These increases were partially offset by decreased expenses related to deferred compensation arrangements primarily related to fewer equity awards in the current periods.

For the six months ended June 30, 2012, Operation and maintenance expense increased $8.7 million, or 5%, compared to the same period in 2011.  This variance was primarily the result of:

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

These increases were partially offset by:

•                  decreased expenses related to the maintenance of overhead transmission and distribution lines primarily as a result of storms, including a significant ice storm in February 2011, and

•                  decreased expenses related to deferred compensation arrangements primarily related to fewer equity awards in the current periods.

DP&L — Depreciation and Amortization

For the three and six months ended June 30, 2012, Depreciation and amortization expense increased $2.7 million and $4.3 million, respectively, as compared to 2011.  The increase primarily reflected the impact of investments in plant and equipment during the six months ended June 30, 2012.

DP&L — General Taxes

For the three and six months ended June 30, 2012, General taxes increased $0.5 million, or 3%, and $1.1 million, or 3%, respectively, as compared to 2011.  This increase was primarily the result of higher property tax accruals in 2012.  Prior to the Merger date, certain excise and other taxes were recorded gross.  Effective on the Merger date, these taxes are accounted for on a net basis and are recorded as a reduction in Revenues for presentation in accordance with AES policy.  The 2011 amounts were reclassified to conform to this presentation.

DP&L — Interest Expense

Interest expense recorded during the three and six months ended June 30, 2012 did not fluctuate significantly from that recorded during the three and six months ended June 30, 2011.

DP&L — Income Tax Expense

For the three and six months ended June 30, 2012, Income tax expense increased $0.1 million, or 1%, and decreased $9.6 million, or 23%, respectively, as compared to 2011 primarily due to decreased pre-tax income during the six month period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  The following table provides a summary of the cash flows for DPL and DP&L:

DPL

	Six months ended
	June 30,
	2012	2011
$ in millions	Successor	Predecessor

Net cash provided by operating activities	$143.1	$185.1
Net cash used for investing activities	(110.5)	(28.6)
Net cash used for financing activities	(53.8)	(207.7)

Net change	(21.2)	(51.2)
Cash and cash equivalents at beginning of period	173.5	124.0
Cash and cash equivalents at end of period	$152.3	$72.8

DP&L

	Six months ended
	June 30,
$ in millions	2012	2011

Net cash provided by operating activities	$173.5	$163.2
Net cash used for investing activities	(109.5)	(89.1)
Net cash used for financing activities	(70.5)	(115.4)

Net change	(6.5)	(41.3)
Cash and cash equivalents at beginning of period	32.2	54.0
Cash and cash equivalents at end of period	$25.7	$12.7

The significant items that have impacted the cash flows for DPL and DP&L are discussed in greater detail below:

Net cash provided by operating activities

The revenue from our energy business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes.

DPL — Net cash provided by operating activities

DPL’s Net cash provided by operating activities for the six months ended June 30, 2012 and 2011 can be summarized as follows:

	Successor	Predecessor
	Six months	Six months
	ended	ended
	June 30,	June 30,
$ in millions	2012	2011

Net income	$26.6	$75.2
Depreciation and amortization	108.0	70.2
Deferred income taxes	(6.9)	37.5
Charge for early redemption of debt	—	15.3
Contribution to pension plan	—	(40.0)
Accrued interest	1.5	2.0
Deferred regulatory costs, net	0.1	8.9
Other	13.8	16.0
Net cash provided by operating activities	$143.1	$185.1

For the six months ended June 30, 2012, Net cash provided by operating activities was primarily a result of Net income adjusted for noncash depreciation and amortization.  Other represents items that had a current period cash flow impact and includes changes in working capital and other future rights or obligations to receive or to pay cash.  These items are primarily impacted by, among other factors, the timing of when cash payments are made for fuel, purchased power, operating costs, taxes, and when cash is received from our utility customers and from the sales of coal and excess emission allowances.  Accrued interest relates primarily to the $1,250.0 million of debt and the timing of payments.

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

DP&L — Net cash provided by operating activities

DP&L’s Net cash provided by operating activities for the six months ended June 30, 2012 and 2011 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2012	2011

Net income	$69.4	$83.5
Depreciation and amortization	70.8	66.5
Deferred income taxes	3.3	37.2
Contribution to pension plan	—	(40.0)
Accrued interest	5.2	5.3
Deferred regulatory costs, net	(0.1)	8.9
Other	24.9	1.8
Net cash provided by operating activities	$173.5	$163.2

For the six months ended June 30, 2012 and 2011, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.

DPL — Net cash (used for) / provided by investing activities

DPL’s Net cash used for investing activities for the six months ended June 30, 2012 and 2011 can be summarized as follows:

	Successor	Predecessor
	Six months	Six months
	ended	ended
	June 30,	June 30,
$ in millions	2012	2011

Other plant-related asset acquisitions, net	$(104.9)	$(85.5)
Environmental and renewable energy capital expenditures	(5.6)	(5.9)
Purchase of MC Squared	—	(8.2)
Sales / (purchases) of short-term investments, net	—	69.2
Other	—	1.8
Net cash (used for) / provided by investing activities	$(110.5)	$(28.6)

For the six months ended June 30, 2012, DPL’s cash used for investing activities reflects assets acquired at our generation plants.

For the six months ended June 30, 2011, DPL cash used for investing activities was primarily for assets acquired at our generation plants.  Additionally, DPL, on behalf of DPLER, made a cash payment of approximately $8.2 million to acquire MC Squared. Also during the six months ended June 30, 2011, DPL redeemed $70.9 million of short-term investments mostly comprised of VRDN securities as well as purchased an additional $1.7 million of short-term investments during the same period.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

DP&L — Net cash used for investing activities

DP&L’s Net cash used for investing activities for the six months ended June 30, 2012 and 2011 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2012	2011

Other plant-related asset acquisitions, net	$(103.9)	$(85.0)
Environmental and renewable energy
capital expenditures	(5.6)	(5.8)
Other	—	1.7
Net cash used for investing activities	$(109.5)	$(89.1)

For the six months ended June 30, 2012 and 2011, the significant components of DP&L’s Net cash used for investing activities are similar to those discussed under DPL’s Net cash used for investing activities above with the exception of the short-term investing activity.

DPL — Net cash used for financing activities

DPL’s Net cash used for financing activities for the six months ended June 30, 2012 and 2011 can be summarized as follows:

	Successor	Predecessor
	Six months	Six months
	ended	ended
	June 30,	June 30,
$ in millions	2012	2011

Dividends paid on common stock	$(45.0)	$(76.4)
Contributions to additional paid-in capital from parent	0.3	—
Payment to former warrant holders	(9.0)	—
Retirement of long-term debt	(0.1)	—
Early redemption of long-term debt, including premium	—	(134.2)
Payment of MC Squared debt	—	(13.5)
Exercise of warrants	—	14.7
Exercise of stock options including tax impact	—	1.7
Net cash used for financing activities	$(53.8)	$(207.7)

For the six months ended June 30, 2012, DPL paid common stock dividends of $45.0 million to its parent, partially offset by contributions to additional paid-in capital from its parent, AES.  DPL also paid $9.0 million to former warrant holders which represents the difference between the exercise price of $21.00 per share and the $30.00 per share paid by AES in the Merger.

For the six months ended June 30, 2011, DPL paid common stock dividends of $76.4 million and paid $134.2 million for the purchase of the DPL Capital Trust II capital securities, of which $122.0 million related to the capital securities and an additional $12.2 million related to the premium paid on the purchase.  DPL also paid down the debt of MC Squared which was acquired in February 2011.

DP&L – Net cash used for financing activities

DP&L’s Net cash used for financing activities for the six months ended June 30, 2012 and 2011 can be summarized as follows:

	Six Months Ended
	June 30,
$ in millions	2012	2011

Dividends paid on common stock to parent	$(70.0)	$(115.0)
Other	(0.5)	(0.4)
Net cash used for financing activities	$(70.5)	$(115.4)

For the six months ended June 30, 2012, DP&L’s Net cash used for financing activities primarily relates to $70.0 million in dividends paid to DPL.

For the six months ended June 30, 2011, DP&L’s Net cash used for financing activities primarily relates to $115.0 million in dividends paid to DPL.

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs.  Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements for retail operations, and dividend payments.  For 2012, and in subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from the capital markets as our internal liquidity needs and market conditions warrant.  We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods.

At the filing date of this quarterly report on Form 10-Q, DP&L has access to $400.0 million of short-term financing under two revolving credit facilities.  The first facility, established in August 2011, is for $200.0 million, expires in August 2015 and has eight participating banks, with no bank having more than 22% of the total commitment.  DP&L also has the option to increase the potential borrowing amount under the first facility by $50.0 million.  The second facility, established in April 2010, is for $200.0 million and expires in April 2013.  A total of five banks participate in this facility, with no bank having more than 35% of the total commitment.  DP&L also has the option to increase the potential borrowing amount under the second facility by $50.0 million.

At the filing date of this quarterly report on Form 10-Q, DPL has access to $125.0 million of short-term financing under a revolving credit facility established in August 2011.  This facility expires in August 2014 and has seven participating banks with no bank having more than 32% of the total commitment.

				Amounts
				available as of
$ in millions	Type	Maturity	Commitment	June 30, 2012

DP&L	Revolving	August 2015	$200.0	$200.0

DP&L	Revolving	April 2013	200.0	200.0

DPL Inc.	Revolving	August 2014	125.0	125.0

			$525.0	$525.0

Each DP&L revolving credit facility has a $50.0 million letter of credit sublimit.  The entire DPL revolving credit facility amount is available for letter of credit issuances.  As of June 30, 2012 and through the date of filing this quarterly report on Form 10-Q, there were no letters of credit issued and outstanding on the revolving credit facilities.

Cash and cash equivalents for DPL and DP&L amounted to $152.3 million and $25.7 million, respectively, at June 30, 2012.  At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

On February 23, 2011, DPL purchased and retired $122.0 million principal amount of DPL Capital Trust II 8.125% trust preferred securities.  As part of this transaction, DPL paid a $12.2 million, or 10%, premium.  Debt issuance costs and unamortized debt discount associated with this transaction, totaling $3.1 million, were also recognized in February 2011.

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

DPL, through its subsidiary DP&L, is projecting to spend an estimated $585.0 million in capital projects for the period 2012 through 2014.  Approximately $15.0 million of this projected amount is to enable DP&L to meet the recently revised reliability standards of NERC.  DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member.  NERC has changed the definition of the Bulk Electric System (BES) to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply.  DP&L’s 138 kV facilities were previously not subject to these reliability standards.  Accordingly, DP&L anticipates spending approximately $72.0 million within the next 5 years to reinforce its 138 kV system to comply with these new NERC standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants

As mentioned above, DPL has access to $125.0 million of short-term financing under its revolving credit facility and has borrowed $425.0 million under its term loan facility.  Each of these facilities has two financial covenants.  The first financial covenant requires DPL’s total debt to total capitalization ratio to not exceed 0.70 to 1.00.  The second financial covenant requires DPL’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest charge ratio to be not less than 2.50 to 1.00.  As of June 30, 2012 the first covenant was met with a ratio of 0.55 to 1.00, and the second covenant was met with a ratio of 5.20 to 1.00.  The debt to capitalization ratio is calculated as the sum of DPL’s current and long-term portion of debt, including its guarantee obligations, divided by the total of DPL’s shareholder’s equity and total debt including guarantee obligations.  The consolidated interest rate coverage ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

Also mentioned above, DP&L has access to $400.0 million of short-term financing under its two revolving credit facilities.  The following financial covenant is contained in each revolving credit facility: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of June 30, 2012, this covenant was met with a ratio of 0.41 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guarantee obligations, divided by the total of DP&L’s shareholder’s equity and total debt including guarantee obligations.

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

Off-Balance Sheet Arrangements

DPL – Guarantees

In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE and DPLER, and its wholly owned subsidiary MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.  During the six months ended June 30, 2012, DPL did not incur any losses related to the guarantees of these obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At June 30, 2012, DPL had $26.4 million of guarantees to third parties, for future financial or performance assurance under such agreements, on behalf of DPLE, DPLER and MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $1.0 million at June 30, 2012.

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of June 30, 2012, DP&L could be responsible for the repayment of 4.9%, or $69.2 million, of a $1,411.4 million debt obligation that features maturities ranging from 2013 to 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of June 30, 2012, we have no knowledge of such a default.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2012 under contract, sales requirements may change.  The majority of the contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix.  To the extent we are not able to hedge against price volatility or recover increases through our fuel and purchased power recovery rider that began in January 2010, our results of operations, financial condition or cash flows could be materially affected.

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

A 10% increase or decrease in the market price of our heating oil forwards, NYMEX coal forwards and power forward contracts at June 30, 2012 would not have a significant effect on Net income.

Wholesale Revenues

Approximately 10% of DPL’s and 34% of DP&L’s electric revenues for the three months ended June 30, 2012 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 18% of DPL’s and 37% of DP&L’s electric revenues for the three months ended June 30, 2011 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 12% of DPL’s and 34% of DP&L’s electric revenues for the six months ended June 30, 2012 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

Approximately 18% of DPL’s and 35% of DP&L’s electric revenues for the six months ended June 30, 2011 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

The table below provides the effect on annual Net income as of June 30, 2012, of a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L

Effect of 10% change in price per mWh	$6.0	$6.0

RPM Capacity Revenues and Costs

As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers.  PJM, which has a delivery year which runs from June 1 to May 31, has conducted auctions for capacity through the 2015/16 delivery year.  The clearing prices for capacity during the PJM delivery periods from 2011/12 through 2015/16 are as follows:

	PJM Delivery Year
	2011/12	2012/13	2013/14	2014/15	2015/16

Capacity clearing price ($/MW-day)	$110	$16	$28	$126	$136

Our computed average capacity prices by calendar year are reflected in the table below:

	Calendar Year
	2011	2012	2013	2014	2015

Computed average capacity price ($/MW-day)	$137	$55	$23	$85	$132

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

The table below provides estimates of the effect on annual net income as of June 30, 2012 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through June 30, 2012.  As of June 30, 2012, approximately 48% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

$ in millions	DPL	DP&L

Effect of a $10/MW-day change in capacity auction pricing	$5.1	$3.8

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the six months ended June 30, 2012 and 2011 were 34% and 36%, respectively.  We have a significant portion of projected 2012 fuel needs under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2 allowances for 2012; however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2012 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO retail customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, SSO customers currently represent approximately 48% of DP&L’s total fuel costs.  The table below provides the effect on annual net income as of June 30, 2012, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 48% recovery:

$ in millions	DPL	DP&L

Effect of 10% change in fuel and purchased power	$17.0	$15.3

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL and DP&L have both fixed-rate and variable-rate long-term debt.  DPL’s variable-rate debt consists of a $425.0 million unsecured term loan with a syndicated bank group.  The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR.  DP&L’s variable-rate debt is comprised of publicly held pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indexes can be affected by market demand, supply, market interest rates and other economic conditions.  See Note 7 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 6 to DP&L’s Condensed Financial Statements.

We partially hedge against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing.  As of June 30, 2012, we have entered into interest rate hedging relationships with an aggregate notional amount of $160.0 million related to planned future borrowing activities in calendar year 2013.  The average interest rate associated with the $160.0 million aggregate notional amount interest rate hedging relationships is 3.8%.  We are limiting our exposure to changes in interest rates since we believe the market interest rates at which we will be able to borrow in the future may increase.  Any additional credit rating downgrades could affect our liquidity and further increase our cost of capital.

The carrying value of DPL’s debt was $2,619.6 million at June 30, 2012, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds, capital leases, and the Wright-Patterson Air Force Base debt facility.  All of DPL’s debt was adjusted to fair value at the Merger date according to FASC 805.  The fair value of this debt at June 30, 2012 was $2,744.4 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

Carrying Value and Interest Rate Detail by Contractual Maturity Date

DPL

							Carrying value at	Fair value at
	Twelve Months Ending June 30,						June 30,	June 30,
$ in millions	2013	2014	2015	2016	2017	Thereafter	2012 (a)	2012 (a)
Long-term debt

Variable-rate debt	$—	$—	$425.0	$—	$—	$100.0	$525.0	$525.0
Average interest rate	0.0%	0.0%	2.2%	0.0%	0.0%	0.2%

Fixed-rate debt	$0.4	$494.4	$0.1	$0.1	$450.1	$1,149.5	$2,094.6	$2,219.4
Average interest rate	4.8%	5.1%	4.2%	4.2%	6.5%	6.6%

Total							$2,619.6	$2,744.4

(a)  Fixed rate debt totals include unamortized debt discounts.

The carrying value of DP&L’s debt was $903.2 million at June 30, 2012, consisting of its first mortgage bonds, tax-exempt pollution control bonds, capital leases and the Wright-Patterson Air Force Base debt facility.  The fair value of this debt was $938.9 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes.  Note that the DP&L debt was not revalued using push-down accounting as a result of the Merger.

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L

							Carrying value at	Fair value at
	Twelve Months Ending June 30,						June 30,	June 30,
$ in millions	2013	2014	2015	2016	2017	Thereafter	2012 (a)	2012 (a)
Long-term debt

Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.2%

Fixed-rate debt	$0.4	$470.4	$0.1	$0.1	$0.1	$332.1	$803.2	$838.9
Average interest rate	4.8%	5.1%	4.2%	4.2%	4.2%	4.8%

Total							$903.2	$938.9

(a)  Fixed rate debt totals include unamortized debt discounts.

Debt maturities occurring in 2012 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at June 30, 2012 for which an immediate adverse market movement causes a potential material impact on our financial position, results of operations, or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of June 30, 2012, we did not hold any market risk sensitive instruments which were entered into for trading purposes.

DPL

	Carrying value at	Fair value at	One percent
	June 30,	June 30,	interest rate
$ in millions	2012	2012	risk
Long-term debt

Variable-rate debt	$525.0	$525.0	$5.3

Fixed-rate debt	2,094.6	2,219.4	22.2

Total	$2,619.6	$2,744.4	$27.5

DP&L

	Carrying value at	Fair value at	One percent
	June 30,	June 30,	interest rate
$ in millions	2012	2012	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	803.2	838.9	8.4

Total	$903.2	$938.9	$9.4

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $2,094.6 million of fixed-rate debt and not on DPL’s financial condition or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $525.0 million variable-rate long-term debt outstanding as of June 30, 2012.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $803.2 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $100.0 million variable-rate long-term debt outstanding as of June 30, 2012.

Equity Price Risk

As of June 30, 2012, approximately 26% of the defined benefit pension plan assets were comprised of investments in equity securities and 74% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  We use an investment adviser to assist in managing our investment portfolio.  The market value of the equity securities was approximately $91.1 million at June 30, 2012.  A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $9.1 million reduction in fair value as of June 30, 2012.

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

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)		DPLER (b)(c)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	Successor	Predecessor

Electric sales (millions of kWh)	3,494	3,861	3,202	3,638	1,871	1,669

Billed electric customers (end of period)	532,502	516,290	512,691	513,123	69,968	15,200

	DPL		DP&L (a)		DPLER (b)(c)
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	Successor	Predecessor

Electric sales (millions of kWh)	7,251	8,114	6,727	7,812	3,617	3,141

Billed electric customers (end of period)	532,502	516,290	512,691	513,123	69,968	15,200

(a)   This chart contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,540 million kWh and 1,419 million kWh of power to DPLER during the three months ended June 30, 2012 and 2011, respectively and 2,997 million kWh and 2,763 million kWh of power to DPLER during the six months ended June 30, 2012 and 2011, respectively.

(b)   This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

(c)   Does not include approximately 29,000 customers recently enrolled by MC Squared under various governmental aggregation agreements at June 30, 2012 that have not yet been physically billed.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2011, and the Notes to the Condensed Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in or incorporated by reference into this Item 1 to Part II of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with the Form 10-K.

The following information is incorporated by reference into this Item:  (i) information about DP&L’s March 30, 2012 MRO filing with the PUCO in Item 2 to Part I of this Quarterly Report on Form 10-Q; and (ii) information about the legal proceedings contained in Part I, Item 1 — Note 13 of Notes to DPL’s Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A — Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2011.  The information in this Item 1A to Part II of our Quarterly Report on Form 10-Q updates and restates one of the risk factors included in the Form 10-K.  Otherwise, there have been no material changes with respect to the risk factors disclosed in our form 10-K.  If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

The costs we can recover and the return on capital we are permitted to earn for certain aspects of our business are regulated and governed by the laws of Ohio and the rules, policies and procedures of the PUCO.  On May 1, 2008, SB 221, an Ohio electric energy bill, was signed by the Governor of Ohio and became effective July 31, 2008.  This law, among other things, requires all Ohio distribution utilities at certain times to file an SSO either in the form of an ESP or MRO, and established a significantly excessive earnings test for Ohio public utilities that compares the utility’s earnings to the earnings of other companies with similar business and financial risks.  The PUCO approved DP&L’s initial ESP on June 24, 2009.  DP&L’s ESP provides, among other things, that DP&L’s existing rate plan structure will continue through the end of 2012; that DP&L may seek recovery for adjustments to its existing rate plan structure for costs associated with storm damage, regulatory and tax changes, new climate change or carbon regulations, fuel and purchased power and certain other costs; and that SB 221’s significantly excessive earnings test will apply in 2013 based upon DP&L’s 2012 earnings.  On March 30, 2012, DP&L filed an MRO to establish a new rate plan and recovery structure that will phase in market-based rates over the time period January 2013 through May 2018.  As filed, DP&L’s proposed MRO is expected to provide an initial rate decrease for customers and result in decreases to DP&L’s revenues that could adversely affect our results of operations, financial condition and cash flows.  DP&L faces regulatory uncertainty from this MRO filing.  The PUCO could accept, reject or seek to modify DP&L’s proposed MRO and/or require DP&L to propose another SSO.  A new or revised SSO could result in changes to DP&L’s rate plan and recovery structure that could further adversely affect our results of operations, cash flows and financial condition.  DP&L’s proposed MRO and current ESP and certain filings made by us in connection with this plan are further discussed in our periodic reports.  In addition, as the local distribution utility, DP&L has an obligation to serve customers within its certified territory and under the terms of its current ESP, as it is the provider of last resort (POLR) for standard offer service.  DP&L’s current rate structure provides for a nonbypassable charge to compensate DP&L for this obligation.  The PUCO may decrease or discontinue this rate charge in connection with DP&L’s SSO filing or at some other time in the future.

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

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	August 3, 2012	/s/ Philip Herrington
Philip Herrington President and Chief Executive Officer (principal executive officer)

	August 3, 2012	/s/ Craig Jackson
Craig Jackson Senior Vice President and Chief Financial Officer (principal financial officer)

	August 3, 2012	/s/ Gregory S. Campbell
Gregory S. Campbell Vice President and Controller (principal accounting officer)