Form 10-Q/A
period 2012-09-30
DAYTON POWER & LIGHT CO; DPL INC
filed 2012-11-09
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed with the Securities and Exchange Commission (the "SEC") on November 6, 2012 (the "Form 10-Q"), to clarify certain information included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part 1 – Item 2).  No modifications are being made to the financial statements or related footnotes included in the Form 10-Q.

In the discussion of “Competition and PJM Pricing” on page 109 of the 10-Q, DPL stated that DPL’s and DP&L’s gross margin impact from customer switching for nine months ended September 30, 2012 was $37.0 million and $66.0 million, respectively.  In this Form 10-Q/A, the Company is revising these numbers to clarify that DPL and DP&L’s gross margin impact from customer switching for the nine months ended September 30, 2012 was $96.0 million and $176.0 million, respectively.  The revised numbers can be found on page 110 of this Form 10-Q/A.

In addition, on November 7, 2012, Fitch Ratings issued a new DPL issuer credit rating (Credit Rating) and a new rating on DPL’s senior unsecured debt (Debt Rating) of BB with an outlook of “Rating Watch Negative”.  DP&L did not receive a new rating, but the outlook on its issuer credit rating and DP&L’s senior secured debt changed to “Rating Watch Negative”.  On November 8, 2012, Standard and Poor’s Ratings Services issued a new DPL issuer credit rating (Credit Rating) of BB and a new rating on DPL’s senior unsecured debt (Debt Rating) of BB- with an outlook of “Stable”.  Standard and Poor’s also downgraded DP&L’s issuer rating (Credit Rating) to BB and DP&L’s senior secured debt (Debt Rating) rating to BBB- with an outlook of “Stable”.  These new ratings are reflected in the tables on page 133 of this Form 10-Q/A under the headings of “Debt Ratings” and “Credit Ratings”.  The change in ratings from our rating agencies could have an impact on the market price of our debt and DP&L’s preferred stock.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31(a) – (d) and Exhibits 32(a) – (d) by our Chief Executive Officer and Chief Financial Officer.

Except as described above, no other changes have been made to the Form 10-Q and we are not amending any other part of, or updating any other disclosures made in, the Form 10-Q.

DPL Inc. and The Dayton Power and Light Company

Part II  Other Information

Item 1	Legal Proceedings	142

Item 1A	Risk Factors	142

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	144

Item 3	Defaults Upon Senior Securities	144

Item 4	Mine Safety Disclosures	144

DPL Inc. and The Dayton Power and Light Company

Index (cont.)

Item 5	Other Information	144

Item 6	Exhibits	145

Other

Signatures	147

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-Q:

Abbreviation or Acronym	Definition

AES............................................................	The AES Corporation, a global power company, the ultimate parent company of DPL

AMI.............................................................	Advanced Metering Infrastructure

AOCI.........................................................	Accumulated Other Comprehensive Income

ARO .........................................................	Asset Retirement Obligation

ASU ..........................................................	Accounting Standards Update

CFTC .......................................................	Commodity Futures Trading Commission

CAA ..........................................................	Clean Air Act

CAIR.........................................................	Clean Air Interstate Rule

CSAPR.....................................................	Cross-State Air Pollution Rule

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

As of September 30, 2012, approximately 57% of DP&L’s load has switched to CRES providers with DPLER acquiring 77% of the switched load.  For the nine months ended September 30, 2012, customer switching negatively affected DPL’s gross margin by approximately $96.0 million compared to the 2011 effect of approximately $39.4 million.  For the nine months ended September 30, 2012, customer switching negatively affected DP&L’s gross margin by approximately $176.0 million compared to the 2011 effect of $65.7 million.

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

	DPL (a)	DP&L (b)	Outlook	Effective

Fitch Ratings	BB	BBB+	Rating Watch Negative	November 2012
Moody’s Investors Service	Ba1	A3	Stable	November 2011
Standard & Poor’s Corp.	BB-	BBB-	Stable	November 2012
(a) Credit rating relates to DPL’s Senior Unsecured debt. (b) Credit rating relates to DP&L’s Senior Secured debt.

Credit Ratings

The following table outlines the credit ratings (issuer/corporate rating) and outlook for each company, along with the effective dates of each rating and outlook for DPL and DP&L.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BB	BBB-	Rating Watch Negative	November 2012
Moody’s Investors Service	Ba1	Baa2	Stable	November 2011
Standard & Poor’s Corp.	BB	BB	Stable	November 2012

On November 7, 2012, Fitch Ratings issued a new DPL issuer credit rating (Credit Rating) and a new rating on DPL’s senior unsecured debt (Debt Rating) of BB with an outlook of “Rating Watch Negative”.  DP&L did not receive a new rating, but the outlook on its issuer credit rating and DP&L’s senior secured debt changed to “Rating Watch Negative”.  On November 8, 2012, Standard and Poor’s Ratings Services issued a new DPL issuer credit rating (Credit Rating) of BB and a new rating on DPL’s senior unsecured debt (Debt Rating) of BB- with an outlook of “Stable”.  Standard and Poor’s also downgraded DP&L’s issuer rating (Credit Rating) to BB and DP&L’s senior secured debt (Debt Rating) rating to BBB- with an outlook of “Stable”.  The change in ratings from our rating agencies could have an impact on the market price of our debt and DP&L’s preferred stock.

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

DPL Inc.
The Dayton Power and Light Company
(Registrants)

6
Date:	November 9, 2012	/s/ Philip Herrington
Philip Herrington President and Chief Executive Officer (principal executive officer)

	November 9, 2012	/s/ Craig Jackson
Craig Jackson Senior Vice President and Chief Financial Officer (principal financial officer)

	November 9, 2012	/s/ Gregory S. Campbell
Gregory S. Campbell Vice President and Controller (principal accounting officer)