Form 10-K
period 2012-12-31
DAYTON POWER & LIGHT CO; DPL INC
filed 2013-02-27
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

DPL Inc.	☒
The Dayton Power and Light Company	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large		Non-	Smaller
	accelerated	Accelerated	accelerated	reporting
	filer	filer	filer	company
DPL Inc.	☐	☐	☒	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

All of the outstanding common stock of DPL Inc. is indirectly owned by The AES Corporation.  All of the common stock of The Dayton Power and Light Company is owned by DPL Inc.

As of December 31, 2012, each registrant had the following shares of common stock outstanding:

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

Index to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2012

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-K:

Abbreviation or Acronym	Definition

AES...

The AES Corporation, a global power company, the ultimate parent company of DPL

AMI...

Advanced Metering Infrastructure

AOCI...

Accumulated Other Comprehensive Income

ARO ...

Asset Retirement Obligation

ASU ...

Accounting Standards Update

BTU ...

British Thermal Units

CFTC ...

Commodity Futures Trading Commission

CAA ...

Clean Air Act

CAIR...

Clean Air Interstate Rule

CSAPR...

Cross-State Air Pollution Rule

CO2 ...

Carbon Dioxide

CCEM ...

Customer Conservation and Energy Management

CRES ...

Competitive Retail Electric Service

DPL ...

DPL Inc.

DPLE ...

DPL Energy, LLC, a wholly-owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales

DPLER ...

DPL Energy Resources, Inc., a wholly-owned subsidiary of DPL which sells competitive electric energy and other energy services

DP&L ...

The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility which sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

Duke Energy .................................................................................................................................................................................................

Duke Energy Ohio, Inc., formerly The Cincinnati Gas & Electric Company (CG&E)

EIR ...

Environmental Investment Rider

EPS ...

Earnings Per Share

ESOP ...

Employee Stock Ownership Plan

ESP  ...

Electric Security Plan: a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
2009 ESP Stipulation .................................................................................................................................................................................

A Stipulation and Recommendation filed by DP&L with the PUCO on February 24, 2009 regarding DP&L’s ESP filing pursuant to SB 221.  The Stipulation was signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties.  The PUCO approved the Stipulation on June 24, 2009.

FASB ...

Financial Accounting Standards Board

FASC...

FASB Accounting Standards Codification

FASC 805...

FASB Accounting Standards Codification 805, “Business Combinations”

FERC ...

Federal Energy Regulatory Commission

FGD ...

Flue Gas Desulfurization

FTRs...

Financial Transmission Rights

GLOSSARY OF TERMS (cont.)
Abbreviation or Acronym	Definition

GAAP ...

Generally Accepted Accounting Principles in the United States of America

GHG ...

Greenhouse Gas

IFRS ...

International Financial Reporting Standards

kWh ...

Kilowatt hour

Master Trust ..................................................................................................................................................................................................

DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans.

MC Squared ...................................................................................................................................................................................................

MC Squared Energy Services, LLC, a retail electricity supplier wholly-owned by DPLER which was purchased by DPLER on February 28, 2011

Merger...

The merger of DPL and Dolphin Sub, Inc. (a wholly-owned subsidiary of AES) in accordance with the terms of the Merger agreement.  At the Merger date, Dolphin Sub, Inc. was merged into DPL, leaving DPL as the surviving company.  As a result of the Merger, DPL became a wholly-owned subsidiary of AES.

Merger agreement........................................................................................................................................................................................

The Agreement and Plan of Merger dated April 19, 2011 among DPL, AES and Dolphin Sub, Inc., a wholly-owned subsidiary of AES, whereby AES agreed to acquire DPL for $30 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of existing debt.  Upon closing, DPL became a wholly-owned subsidiary of AES.

Merger date.....................................................................................................................................................................................................

November 28, 2011, the date of the closing of the merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES.

MISO ...

Midwest Independent Transmission System Operator, Inc., a regional transmission organization

MRO ...

Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law

MTM ...

Mark to Market

MVIC ...

Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies relative to jointly-owned facilities operated by DP&L

MW ...

Megawatt

MWh ...

Megawatt hour

NERC ...

North American Electric Reliability Corporation

Non-bypassable ..........................................................................................................................................................................................

Charges that are assessed to all customers regardless of whom the customer selects to supply its retail electric service

NOV ...

Notice of Violation

NOx ...

Nitrogen Oxide

NPDES...

National Pollutant Discharge Elimination System

NSR ...

New Source Review – a preconstruction permitting program regulating new or significantly modified sources of air pollution

NYMEX...

New York Mercantile Exchange

OAQDA ...

Ohio Air Quality Development Authority

OCC ...

Ohio Consumers’ Counsel

ODT ...

Ohio Department of Taxation

GLOSSARY OF TERMS (cont.)
Abbreviation or Acronym	Definition

Ohio EPA ...

Ohio Environmental Protection Agency

Ohio Power......................................................................................................................................................................................................

Ohio Power Company, a subsidiary of American Electric Power Company, Inc. (“AEP”).  Columbus Southern Power Company merged into the Ohio Power Company, another subsidiary of AEP, effective December 31, 2011.

OTC ...

Over the counter

OVEC ...

Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest

PJM...

PJM Interconnection, LLC, a regional transmission organization

Predecessor....................................................................................................................................................................................................

DPL prior to November 28, 2011, the date AES acquired DPL.

PRP ...

Potentially Responsible Party

PUCO ...

Public Utilities Commission of Ohio

RPM ...

The Reliability Pricing Model is PJM’s capacity construct.    The purpose of RPM is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint.  Under the RPM construct, PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations.  There are three RPM auctions held for each Delivery Year (running from June 1 through May 31).  The Base Residual Auction is held three years in advance of the Delivery Year and then there is one Incremental Auction held in each of the subsequent three years.  DP&L’s capacity is located in the “rest of” RTO area of PJM.

RSU ...

Restricted Stock Unit

RTO ...

Regional Transmission Organization

SB 221 ...

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

SCR ...

Selective Catalytic Reduction

SEC ...

Securities and Exchange Commission

SECA ...

Seams Elimination Charge Adjustment

SEET ...

Significantly Excessive Earnings Test

SERP ...

Supplemental Executive Retirement Plan

SFAS ...

Statement of Financial Accounting Standards

SO2 ...

Sulfur Dioxide

SO3 ...

Sulfur Trioxide

SSO...

Standard Service Offer which represents the regulated rates, authorized by the PUCO, charged to retail customers within DP&L’s service territory.

Successor...

DPL after its acquisition by AES.

TCRR...

Transmission Cost Recovery Rider

USEPA ...

U.S. Environmental Protection Agency

USF ...

Universal Service Fund

VRDN ...

Variable Rate Demand Note

PART I

Item 1 – Business

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

FORWARD–LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	abnormal or severe weather and catastrophic weather-related damage;
•	unusual maintenance or repair requirements;
•	changes in fuel costs and purchased power, coal, environmental emissions, natural gas and other commodity prices;
•	volatility and changes in markets for electricity and other energy-related commodities;
•	performance of our suppliers;
•	increased competition and deregulation in the electric utility industry;
•	increased competition in the retail generation market;
•	changes in interest rates;
•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws;
•	changes in environmental laws and regulations to which DPL and its subsidiaries are subject;
•	the development and operation of RTOs, including PJM to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions;
•	changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability;
•	significant delays associated with large construction projects;
•	growth in our service territory and changes in demand and demographic patterns;
•	changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;
•	financial market conditions;
•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;
•	general economic conditions;
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

ORGANIZATION

DPL is a regional energy company incorporated in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 – telephone (937) 224-6000.  DPL was acquired by The AES Corporation on November 28, 2011 and is a wholly-owned, indirect subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L's 24 county service area is primarily generated at eight coal-fired power stations and is distributed to more than 513,000 retail customers.  Principal industries served include automotive, food processing, paper, plastic, manufacturing and defense.  DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.  DP&L also sells electricity to DPLER, an affiliate, to satisfy the electric requirements of its retail customers.

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers.  DPLER’s operations include those of its wholly-owned subsidiary, MC Squared, which was purchased on February 28, 2011.  DPLER has approximately 198,000 customers currently located throughout Ohio and Illinois.  Approximately 74,000 of DPLER’s customers are also electric distribution customers of DP&L.  DPLER does not have any transmission or generation assets and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.

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

DPL and its subsidiaries had 1,486 employees as of December 31, 2012.  At that date, approximately 1,428 of these employees were employed by DP&L.  Approximately 52% of the employees of DPL and its subsidiaries are under a collective bargaining agreement which expires on October 31, 2014.

ELECTRIC OPERATIONS AND FUEL SUPPLY

2012 Summer Generating Capacity

(in MW)

Summer Generating Capacity	Coal fired	Combustion Turbines, Diesel Units and Solar	Total

DPL	2,830	988	3,818

DP&L	2,830	432	3,262

DPL’s present summer generating capacity, including peaking units, is approximately 3,818 MW.  Of this capacity, approximately 2,830 MW, or 74%, is derived from coal-fired steam generating stations and the balance of approximately 988 MW, or 26%, consists of combustion turbines, diesel peaking units and solar.

DP&L’s present summer generating capacity, including peaking units, is approximately 3,262 MW.  Of this capacity, approximately 2,830 MW, or 87%, is derived from coal-fired steam generating stations and the balance of approximately 432 MW, or 13%, consists of combustion turbines, diesel peaking units and solar.

Our all-time net peak load was 3,270 MW, occurring August 8, 2007.

Approximately 87% of the existing steam generating capacity is provided by certain generating units owned as tenants in common with Duke Energy and Ohio Power.  As tenants in common, each company owns a specified share of each of these units, is entitled to its share of capacity and energy output and has a capital and operating cost responsibility proportionate to its ownership share.  DP&L’s remaining steam generating capacity (approximately 365 MW) is derived from a generating station owned solely by DP&L.  Additionally, DP&L, Duke Energy and Ohio Power own, as tenants in common, 880 circuit miles of 345,000-volt transmission lines.  DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

In 2012, we generated 97.3% of our electric output from coal-fired units and 2.7% from solar, oil and natural gas-fired units.

The following table sets forth DP&L’s and DPLE’s generating stations and, where indicated, those stations which DP&L owns as tenants in common:

				Approximate Summer MW Rating
Station	Ownership (a)	Operating Company	Location	DP&L Portion (b)	Total
Coal Units
Hutchings	W	DP&L	Miamisburg, OH	365	365
Killen	C	DP&L	Wrightsville, OH	402	600
Stuart	C	DP&L	Aberdeen, OH	808	2,308
Conesville-Unit 4	C	Ohio Power	Conesville, OH	129	780
Beckjord-Unit 6	C	Duke Energy	New Richmond, OH	207	414
Miami Fort-Units 7 & 8	C	Duke Energy	North Bend, OH	368	1,020
East Bend-Unit 2	C	Duke Energy	Rabbit Hash, KY	186	600
Zimmer	C	Duke Energy	Moscow, OH	365	1,300

Solar, Combustion Turbines or Diesel
Hutchings	W	DP&L	Miamisburg, OH	25	25
Yankee Street	W	DP&L	Centerville, OH	101	101
Yankee Solar	W	DP&L	Centerville, OH	1	1
Monument	W	DP&L	Dayton, OH	12	12
Tait Diesels	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Units 1 - 3	W	DP&L	Moraine, OH	256	256
Killen	C	DP&L	Wrightsville, OH	12	18
Stuart	C	DP&L	Aberdeen, OH	3	10
Montpelier Units 1 - 4	W	DPLE	Poneto, IN	236	236
Tait Units 4 - 7	W	DPLE	Moraine, OH	320	320
Total approximate summer generating capacity				3,818	8,388

(a)            W = Wholly owned  C = Commonly owned

(b)            DP&L portion of commonly owned generating stations

In addition to the above, DP&L also owns a 4.9% equity ownership interest in OVEC, an electric generating company.  OVEC has two electric generating stations located in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of approximately 2,265 MW.  DP&L’s share of this generation capacity is approximately 111 MW.

We have substantially all of the total expected coal volume needed to meet our retail and wholesale sales requirements for 2013 under contract.  The majority of the contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments and some are priced based on market indices.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled/forced outages and generation station mix.  Due to the installation of emission controls equipment at certain commonly owned units and barring any changes in the regulatory environment in which we operate, we expect to have balanced positions for SO2,  NOx and renewable energy credits for 2013.

The gross average cost of fuel consumed per kWh was as follows:

	Average cost of Fuel Consumed
	(cents per kWh)
	2012	2011	2010

DPL	2.75	2.76	2.42

DP&L	2.72	2.71	2.37

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

RATE REGULATION AND GOVERNMENT LEGISLATION

DP&L's sales to SSO retail customers are subject to rate regulation by the PUCO.  DP&L's transmission rates and wholesale electric rates to municipal corporations, rural electric co-operatives and other distributors of electric energy are subject to regulation by the FERC under the Federal Power Act.

Ohio law establishes the process for determining SSO retail rates charged by public utilities.  Regulation of retail rates encompasses the timing of applications, the effective date of rate increases, the cost basis upon which the rates are set and other related matters.  Ohio law also established the Office of the OCC, which has the authority to represent residential consumers in state and federal judicial and administrative rate proceedings.

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL.  The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that such matters relate to the costs associated with the provision of public utility service.  Based on existing PUCO and FERC authorization, regulatory assets and liabilities are recorded on the balance sheets.  See Note 4 of Notes to DPL’s Consolidated Financial Statements and Note 4 of Notes to DP&L’s Financial Statements.

COMPETITION AND REGULATION

Ohio Matters

Ohio Retail Rates

The PUCO maintains jurisdiction over DP&L’s delivery of electricity, SSO and other retail electric services.

On May 1, 2008, substitute SB 221, an Ohio electric energy bill, was signed by the Governor and went into effect July 31, 2008.  This law required that all Ohio distribution utilities file either an ESP or MRO to establish rates for SSO service.  Under the MRO, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements.  Also, under this option, utilities that still own generation in the state are required to phase-in the MRO over a period of not less than five years.  An ESP may allow for cost-based adjustments to the SSO for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; and the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its ESP, a utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  Both the MRO and ESP option involve a SEET based on the earnings of comparable companies with similar business and financial risks.

On October 5, 2012, DP&L filed an ESP with the PUCO to establish SSO rates that were to be in effect starting January 2013.  The plan was refiled on December 12, 2012 to correct for certain projected costs. The plan requested approval of a non-bypassable charge that is designed to recover $137.5 million per year for five years from all customers.  DP&L also requested approval of a switching tracker that would measure the incremental amount of switching over a base case and defer the lost value into a regulatory asset which would be recovered from all customers beginning January 2014.  The ESP states that DP&L plans to file on or before December 31, 2013 its plan for legal separation of its generation assets.  The ESP proposes a three year and five month transition to market, whereby a wholesale competitive bidding structure will be phased in to supply generation service to SSO customers.  The PUCO is currently reviewing the filing and an evidentiary hearing is scheduled to begin on March 11, 2013.  The PUCO authorized that the rates being collected prior to December 31, 2012 would continue until the new ESP rates go into effect.

SB 221 and the implementation rules contain targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.  If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance.  The PUCO has found that DP&L met its renewable targets for compliance years 2008 – 2011.  PUCO staff recommended that DPLER met its targets for compliance year 2011.  Filing for compliance year 2012 will be made on or before April 15, 2013 and both DP&L and DPLER expect to be in full compliance with all renewable targets.    Our next energy efficiency portfolio plan is due to be filed in April 2013.

We are unable to predict how the PUCO will respond to many of the filings discussed above, but believe that the outcome for the non-ESP filings will not be material to our financial condition or results of operations.  However, as the energy efficiency and alternative energy targets get increasingly larger over time, the costs of complying with SB 221 and the PUCO’s implementing rules or the results of our ESP filing could have a material effect on our financial condition or results of operations.

The 2009 ESP Stipulation also provided for the establishment of a fuel and purchased power recovery rider beginning January 1, 2010.  The fuel rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter: March 1, June 1, September 1 and December 1 each year.  As part of the PUCO approval process, an outside auditor is hired each year to review fuel costs and the fuel procurement process.  DP&L and all of the active participants in this proceeding reached a Fuel Stipulation and Recommendation which was approved by the PUCO on November 9, 2011.  In November 2011, DP&L recorded a $25 million pretax ($16 million net of tax) adjustment as a result of the approval of the fuel settlement agreement by the PUCO.  The adjustment was due to the reversal of a provision recorded in accordance with the regulatory accounting rules.  We received the audit report for 2011 on April 27, 2012.  In 2012, the auditor recommended that the PUCO consider reducing DP&L’s recovery of fuel costs by approximately $3.4 million from certain transactions.  On October 4, 2012, we filed testimony on this issue and a hearing was scheduled.    In November 2012, we agreed to an immaterial refund to settle these issues.  The liability was recorded in the fourth quarter of 2012 and will be credited to customers in early 2013.

As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers.  SB 221 included a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits.  DP&L’s TCRR and PJM RPM riders were initially approved in November 2009 to recover these costs.  Both the TCRR and the RPM riders assign costs and revenues from PJM monthly bills to retail ratepayers based on the percentage of SSO retail customers’ load and sales volumes to total retail load and total retail and wholesale volumes.  Customer switching to CRES providers decreases DP&L's SSO retail customers’ load and sales volumes.  Therefore, increases in customer switching cause more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  RPM capacity costs and revenues are discussed further under “Regional Transmission Organizational Risks” in Item 1A – Risk Factors.  DP&L's annual true-up of these two riders was approved by the PUCO by Order dated April 25, 2012, and its 2013 filing is currently pending.

On September 9, 2009, the PUCO issued an order establishing a SEET proceeding pursuant to provisions contained in SB 221.   The PUCO issued an order on June 30, 2010 to establish general rules for calculating the earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings.  The other three Ohio utilities were required to make their SEET determinations in 2012, 2011 and 2010.  Pursuant to the 2009 ESP Stipulation, DP&L becomes subject to the SEET in 2013 based on 2012 earnings results and the SEET may have a material effect on operations.    DP&L’s SEET filing for its 2012 earnings will be made no later than May 15, 2013.

On June 29, 2012, DP&L filed its application to establish reliability targets consistent with the most recent PUCO Electric Service and Safety Standards (ESSS).  This filing is still pending with a ruling expected during the second quarter of 2013.  According to the ESSS rules, all Ohio utilities are subject to financial penalties if the established targets are not met for two consecutive years.    DP&L has not missed any of the reliability targets and does not expect any penalties.

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

Market prices for power, as well as government aggregation initiatives, have led and may continue to lead to the entrance of additional competitors in our service territory.  As of December 31, 2012, there were twenty-seven CRES providers registered in DP&L's service territory.  DPLER, an affiliated company and one of the twenty-seven registered CRES providers, has been marketing supply services to DP&L customers.  During 2012, DPLER accounted for approximately 6,201 million kWh of the total 8,182 million kWh supplied by CRES providers within DP&L's service territory.  Also during 2012, 79,936 customers with an annual energy usage of 1,981 million kWh were supplied by other CRES providers within DP&L’s service territory.  The volume supplied by DPLER represents approximately 44% of DP&L's total distribution sales volume during 2012.  The reduction to gross margin in 2012 as a result of customers switching to DPLER and other CRES providers was approximately $141.0 million and $249.0 million, for DPL and DP&L, respectively.  We currently cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on us, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

Several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering retail generation service to their residents.  As of February  1, 2013, five communities have active aggregation programs with customers enrolled, and four additional communities have notified the PUCO that they plan to implement government aggregation programs.

In 2010, DPLER began providing CRES services to business customers in Ohio who are not in DP&L's service territory.  Additionally, beginning in March 2011 with the purchase of MC Squared, DPLER services business and residential customers in northern Illinois.  The incremental costs and revenues have not had a material effect on our results of operations, financial condition or cash flows.

Federal Matters

Like other electric utilities and energy marketers, DP&L and DPLE may sell or purchase electric products on the wholesale market.  DP&L and DPLE compete with other generators, power marketers, privately and municipally-owned electric utilities and rural electric cooperatives when selling electricity.  The ability of DP&L and DPLE to sell this electricity will depend not only on the performance of our generating units, but also on how DP&L's and DPLE’s prices, terms and conditions compare to those of other suppliers.

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join an RTO.  In October 2004, DP&L successfully integrated its high-voltage transmission lines into the PJM RTO.  The role of the RTO is to administer a competitive wholesale market for electricity and ensure reliability of the transmission grid.  PJM ensures the reliability of the high-voltage electric power system serving more than 50 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid, administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

The PJM RPM capacity base residual auction for the 2015/16 period cleared at a per megawatt price of $136/day for our RTO area.  The per megawatt prices for the periods 2014/15,  2013/14 and 2012/13 were $126/day, $28/day and $16/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM's business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  Increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but if the current auction price is not sustained, it could have a material adverse effect on our future results of operations, financial condition and cash flows.

NERC is a FERC-certified electric reliability organization responsible for developing and enforcing mandatory reliability standards, including Critical Infrastructure Protection (CIP) reliability standards, across eight reliability regions.  In December 2012, DP&L underwent routine, scheduled NERC audits conducted by Reliability First Corporation (RFC), which focused on our performance in supporting PJM as our transmission operator, and our compliance with the CIP standards.  The Company was found 100% compliant in its performance in support of PJM.  In the CIP audit, four minor documentation-related Possible Alleged Violations (PAVs) were identified, which the Company anticipates will be eligible for streamlined processing, without any financial penalties.

ENVIRONMENTAL CONSIDERATIONS

DPL’s and DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws.  The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions.
•

Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to global climate changes.

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

•

Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion by-products.  The USEPA has previously determined that fly ash and other coal combustion by-products are not hazardous waste subject to the Resource Conservation and Recovery Act (RCRA), but the USEPA is reconsidering that determination.  A change in determination or other additional regulation of fly ash or other coal combustion byproducts could significantly increase the costs of disposing of such by-products.

As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations.  We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP.  Accordingly, we have accruals for loss contingencies of approximately $3.6 million for environmental matters.  We also have a number of unrecognized loss contingencies related to environmental matters that are disclosed in the paragraphs below.  We evaluate the potential liability related to environmental matters quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our coal-fired generation units.  Some of these matters could have material adverse impacts on the operation of the power stations; especially the stations that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, our coal-fired generation units at Hutchings and Beckjord do not have this emission-control equipment installed.  DP&L owns 100% of the Hutchings Station and has a 50% interest in Beckjord Unit 6.  In addition to environmental matters, the operation of our coal-fired generation stations could be affected by a multitude of other factors, including forecasted power capacity and commodity prices, competition and the levels of customer switching, current and forecasted customer demand, cost of capital and regulatory and legislative developments, any of which could pose a potential triggering event for an impairment of our investment in Beckjord Unit  6.

On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our commonly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners of Beckjord Unit 6 to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this unit.    DPL valued Beckjord Unit 6 at zero at the Merger date.  DP&L is depreciating Unit 6 through December 2014 and does not believe that any additional accruals or impairment charges are needed as a result of this decision.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated June 1, 2013.  In addition, DP&L has notified PJM that the remaining Hutchings units will be deactivated by June 1, 2015.  We do not believe that any accruals are needed related to the Hutchings Station.

Environmental Matters Related to Air Quality

Clean Air Act Compliance

In 1990, the federal government amended the CAA to further regulate air pollution.  Under the CAA, the USEPA sets limits on how much of a pollutant can be in the ambient air anywhere in the United States.  The CAA allows individual states to have stronger po llution controls than those set under the CAA, but states are not allowed to have weaker pollution controls than those set for the whole country.    The CAA has a material effect on our operations and such effects are detailed below with respect to certain programs under the CAA.

Cross-State Air Pollution Rule

The USEPA promulgated the “Clean Air Interstate Rule” (CAIR) on March 10, 2005, which required allowance surrender for SO2 and NOx emissions from existing power stations located in 28 eastern states and the District of Columbia. CAIR contemplated two implementation phases.  The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively.  A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015.  To implement the required emission reductions for this rule, the states were to establish emission allowance based “cap-and-trade” programs.  CAIR was subsequently challenged in federal court, and on July 11, 2008, the United States Court of Appeals for the D.C. Circuit issued an opinion striking down much of CAIR and remanding it to the USEPA.

In response to the D.C. Circuit's opinion, on July 7, 2011, the USEPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in 27 States,” which is now referred to as the Cross-State Air Pollution Rule (CSAPR).  Starting in 2012, CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources, such as power stations.  Once fully implemented in 2014, the rule would have required additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels.  Many states, utilities and other affected parties filed petitions for review, challenging the CSAPR before the U.S. Court of Appeals for the District of Columbia.  A large subset of the Petitioners also sought a stay of the CSAPR. On December 30, 2011, the D.C. Circuit granted a stay of the CSAPR and directed the USEPA to continue administering CAIR. On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated CSAPR, ruling that USEPA overstepped its regulatory authority by requiring states to make reductions beyond the levels required in the CAA and failed to provide states an initial opportunity to adopt their own measures for achieving federal compliance.  As a result of this ruling, the surviving provisions of CAIR will continue to serve as the governing program until USEPA takes further action or the U.S. Congress intervenes.  Assuming that USEPA constructs a replacement interstate transport rule addressing the D.C. Circuit Court’s ruling, we believe companies will have three years or more before they would be required to comply with a replacement rule.  At this time, it is not possible to predict the details of such a replacement transport rule or what impacts it may have on our consolidated financial condition, results of operations or cash flows. On October 5, 2012, USEPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing by all of the judges of the D.C. Circuit Court of the case pursuant to which the three-judge panel ruled that CSAPR be vacated.  On January 24, 2013, the D.C. Circuit Court denied this petition for rehearing en banc of the D.C. Circuit Court’s August 2012 decision to vacate CSAPR.  Therefore, CAIR remains in effect.  If CSAPR were to be reinstated in its current form, we do not expect any material capital costs for DP&L’s stations, assuming Beckjord 6 and Hutchings generating stations will not operate on coal in 2015 due to implementation of the Mercury and Air Toxics Standards.  Because we cannot predict the final outcome of the replacement interstate transport rulemaking, we cannot predict its financial impact on DP&L’s operations.

Mercury and Other Hazardous Air Pollutants

On May 3, 2011, the USEPA published proposed Maximum Achievable Control Technology (MACT) standards for coal- and oil-fired electric generating units.  The standards include new requirements for emissions of mercury and a number of other heavy metals.  The USEPA Administrator signed the final rule, now called MATS (Mercury and Air Toxics Standards), on December 16, 2011, and the rule was published in the Federal Register on February 16, 2012.  Our affected electric generating units (EGUs) will have to come into compliance with the new requirements by April 16, 2015, but may be granted an additional year contingent on Ohio EPA approval.  DP&L is evaluating the costs that may be incurred to comply with the new requirement; however, MATS could have a material adverse effect on our results of operations and result in material compliance costs.

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers and process heaters at major and area source facilities.  The final rule was published in the Federal Register on March 21, 2011.  This regulation affects seven auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The regulations contain emissions limitations, operating limitations and other requirements.  In December 2011, the USEPA proposed additional changes to this rule and solicited comments.  On December 21, 2012, the Administrator of USEPA signed the final rule, which was published in the Federal Register on January 31, 2013.  Compliance costs are not expected to be material to DP&L’s operations.

On May 3, 2010, the National Emissions Standards for Hazardous Air Pollutants for compression ignition (CI) reciprocating internal combustion engines (RICE) became effective.  The units affected at DP&L are 18 diesel electric generating engines and eight emergency “black start” engines.  The existing CI RICE units must comply by May 3, 2013.  The regulations contain emissions limitations, operating limitations and other requirements.  DP&L expects to meet this deadline and expects the compliance costs to be immaterial.

National Ambient Air Quality Standards

On January 5, 2005, the USEPA published its final non-attainment designations for the National Ambient Air Quality Standard (NAAQS) for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On December 31, 2012, USEPA redesignated Adams County, where Stuart and Killen are located, to attainment status.  This status may be temporary, as on December 14, 2012, the USEPA tightened the PM 2.5 standard to 12.0 micrograms per cubic meter.  This will begin a process of redesignations during 2014.  We cannot predict the effect the revisions to the PM 2.5 standard will have on DP&L’s financial condition or results of operations.

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

Carbon Dioxide and Other Greenhouse Gas Emissions

In response to a U.S. Supreme Court decision that the USEPA has the authority to regulate GHG emissions from motor vehicles, the USEPA made a finding that CO2 and certain other GHGs are pollutants under the CAA.  Subsequently, under the CAA, USEPA determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  This finding became effective in January 2010.  Numerous affected parties have petitioned the USEPA Administrator to reconsider this decision.  On April 1, 2010, USEPA signed the “Light-Duty Vehicle Greenhouse Gas Emission Standards and Corporate Average Fuel Economy Standards” rule.  Under USEPA’s view, this is the final action that renders CO2 and certain other GHGs “regulated air pollutants” under the CAA.

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

On April 13, 2012, the USEPA published its proposed GHG standards for new electric generating units (EGUs) under CAA subsection 111(b), which would generally require certain new EGUs to meet a standard of 1,000 pounds of CO2 per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation.  The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive CO2 emission control technology to meet the standard.  Furthermore, the USEPA may propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d).  These latter rules may focus on energy efficiency improvements at power stations.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

Approximately 97% of the energy we produce is generated by coal.  DP&L’s share of CO2 emissions at generating stations we own and co-own is approximately 16 million tons annually.  Further GHG legislation or regulation finalized at a future date could have a significant effect on DP&L’s operations and costs, which could adversely affect our net income, cash flows and financial condition.  However, due to the uncertainty associated with such legislation or regulation, we cannot predict the final outcome or the financial effect that such legislation or regulation may have on DP&L.

Litigation, Notices of Violation and Other Matters Related to Air Quality

Litigation Involving Co-Owned Stations

On June 20, 2011, the U.S. Supreme Court ruled that the USEPA’s regulation of GHGs under the CAA displaced any right that plaintiffs may have had to seek similar regulation through federal common law litigation in the court system.  Although we are not named as a party to these lawsuits, DP&L is a co-owner of coal-fired stations with Duke Energy and AEP (or their subsidiaries) that could have been affected by the outcome of these lawsuits or similar suits that may have been filed against other electric power companies, including DP&L.  Because the issue was not squarely before it, the U.S. Supreme Court did not rule against the portion of plaintiffs’ original suits that sought relief under state law.

As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DP&L  and the other owners of the Stuart generating station are subject to certain specified emission targets related to NOx, SO2 and particulate matter.  The consent decree also includes commitments for energy efficiency and renewable energy activities.  An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during malfunctions.  Continued compliance with the consent decree, as amended, is not expected to have a material effect on DP&L’s results of operations, financial condition or cash flows in the future.

Notices of Violation Involving Co-Owned Units

            In November 1999, the USEPA filed civil complaints and NOVs against operators and owners of certain generation facilities for alleged violations of the CAA.  Generation units operated by Duke Energy (Beckjord Unit 6) and Ohio Power (Conesville Unit 4) and co-owned by DP&L were referenced in these actions.  Although DP&L was not identified in the NOVs, civil complaints or state actions, the results of such proceedings could materially affect DP&L’s co-owned units.

In June 2000, the USEPA issued an NOV to the DP&L-operated Stuart generating station (co-owned by DP&L, Duke Energy and Ohio Power) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

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

Notices of Violation Involving Wholly-Owned Stations

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, which were published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  In July 2012, USEPA announced that the final rules will be released in June 2013.  We do not yet know the impact these proposed rules will have on our operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, we submitted an application for the renewal of the Stuart Station NPDES permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in a thermal discharge study completed during the previous permit term.  Subsequently, DP&L and the Ohio EPA reached an agreement to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  The Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA does not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit will pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit would require DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, Ohio EPA issued a final permit.  On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission.    Depending on the outcome of the process, the effects could be material on DP&L’s operations.

In September 2009, the USEPA announced that it will be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  Subsequent to the information collection effort, it was anticipated that the USEPA would release a proposed rule by mid-2012 with a final regulation in place by early 2014.  In December 2012, USEPA announced that the proposed rule would be released by April 19, 2013 with a deadline for a final rule on May 22, 2014.  At present, DP&L is unable to predict the impact this rulemaking will have on its operations.

In August 2012, DP&L submitted an application for the renewal of the Killen Station NPDES permit which expired in January 2013.  At present, the outcome of this proceeding is not known.

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the Stuart Station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns including entering into settlement discussions with USEPA, although they have not issued any formal NOV.  This may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  However, on August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012 and may continue throughout 2013.  In October 2012, DP&L received a request from PRP group’s consultant to conduct additional soil and groundwater sampling on DP&L’s service center property.  DP&L is complying with this sampling request.  On February 8, 2013, the Court granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by PRP group in their performing a Remediation Investigation and Feasibility Study.  The Court’s ruling is likely to be appealed. DP&L is unable to predict the outcome of the appeal.  Additionally, the Court’s ruling does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

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

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCBs).  While this reassessment is in the early stages and the USEPA is seeking information from potentially affected parties on how it should proceed, the outcome may have a material effect on DP&L.  While the USEPA has indicated that the official release date for a proposed rule is sometime in April 2013, it may be delayed until late 2013 or early 2014.  At present, DP&L is unable to predict the impact this initiative will have on its operations.

Regulation of Ash Ponds

In March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and Stuart Stations.  Subsequently, the USEPA collected similar information for the Hutchings Station.

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

In June 2011, the USEPA conducted an inspection of the Killen Station ash ponds.  In May 2012, we received a draft report on the inspection.  DP&L submitted comments on the draft report in June 2012.  DP&L is unable to predict the outcome this inspection will have on its operations.

There has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  Litigation has been filed by several groups seeking a court-ordered deadline for the issuance of a final rule which USEPA has opposed.  At present, the timing for a final rule regulating coal combustion byproducts cannot be determined.  DP&L is unable to predict the financial effect of this regulation, but if coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse effect on its operations.

Notice of Violation Involving Co-Owned Units

On September 9, 2011, DP&L received an NOV from the USEPA with respect to its co-owned Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act National Pollutant Discharge Elimination System permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial condition or cash flow.

Legal and Other Matters

In February 2007, DP&L filed a lawsuit against a coal supplier seeking damages incurred due to the supplier’s failure to supply approximately 1.5 million tons of coal to two commonly owned units under a coal supply agreement, of which approximately 570 thousand tons was DP&L’s share.  DP&L obtained replacement coal to meet its needs.  The supplier has denied liability, and is currently in federal bankruptcy proceedings in which DP&L is participating as an unsecured creditor.  DP&L is unable to determine the ultimate resolution of this matter.  DP&L has not recorded any assets relating to possible recovery of costs in this lawsuit.

In connection with DP&L and other utilities joining PJM, in 2006, the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L had entered into a significant number of bilateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  On July 5, 2012, a Stipulation was executed and filed with the FERC that resolved SECA claims against BP Energy Company (“BP”) and DP&L,  AEP (and its subsidiaries) and Exelon Corporation (and its subsidiaries).  On October 1, 2012, DP&L received $14.6 million (including interest income of $1.8 million) from BP and recorded the settlement in the third quarter; at December 31, 2012, there is no remaining balance in other deferred credits related to SECA.

Also refer to Notes  2 and 17 of Notes to DPL’s Consolidated Financial Statements for additional information about the Merger and certain related legal matters.

Capital Expenditures for Environmental Matters

DP&L’s environmental capital expenditures were approximately $8.0 million, $12.0 million and $12.0 million in 2012, 2011 and 2010, respectively.  DP&L has budgeted $26.0 million in environmental related capital expenditures for 2013.

ELECTRIC SALES AND REVENUES

The following table sets forth DPL’s electric sales and revenues for the year ended December 31, 2012,  the year ended December 31, 2011, the period November 28, 2011 (the Merger date) through December 31, 2011 (Successor), the period January 1, 2011 through November 27, 2011 and the year ended 2010 (Predecessor), respectively.

In the following table, we have included the combined Predecessor and Successor statistical information and results of operations.  Such combined presentation is considered to be a non-GAAP disclosure.  We have included such disclosure because we believe it facilitates the comparison of 2012 operating and financial performance to 2011 and 2010, and because the core operations of DPL have not changed as a result of the Merger.

	DPL
	Successor	Combined	Successor	Predecessor
	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Electric sales (millions of kWh)	16,454	16,382	1,361	15,021	17,237

Billed electric customers (end of period)	637,708	516,887			514,878

DPL is structured in two operating segments, DP&L and DPLER.  See Note 18 of Notes to DPL’s Consolidated Financial Statements for more information on DPL’s segments.  The following tables set forth DP&L’s and DPLER’s electric sales and revenues for the years ended December 31, 2012,  2011 and 2010, respectively.

	DP&L (a)
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Electric sales (millions of kWh)	15,606	15,599	17,083

Billed electric customers (end of period)	513,282	513,383	514,235

	DPLER (b)
	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Electric sales (millions of kWh)	8,315	6,677	4,546

Billed electric customers (end of period)	198,098	40,171	9,002

(a)            DP&L sold 6,201 million kWh, 5,731 million kWh and 4,417 million kWh of power to DPLER (a subsidiary of DPL) for the years ended December 31, 2012,  2011 and 2010, respectively.

(b)            This chart includes all sales of DPLER, both within and outside of the DP&L service territory.

Item 1A – Risk Factors

Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance.  These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in the Notes to DPL’s audited Consolidated Financial Statements and DP&L set forth in the Notes to DP&L’s audited Financial Statements in Item 8 – Financial Statements and Supplementary Data and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.  The risks and uncertainties described below are not the only ones we face.

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

Customers can elect to buy transmission and generation service from a PUCO-certified CRES provider offering services to customers in DP&L’s service territory.  DPLER, a wholly-owned subsidiary of DPL, is one of those PUCO-certified CRES providers.  Unaffiliated CRES providers also have been certified to provide energy in DP&L’s service territory.  Customer switching from DP&L to DPLER reduces DPL’s revenues since the generation rates charged by DPLER are less than the SSO rates charged by DP&L.  Increased competition by unaffiliated CRES providers in DP&L’s service territory for retail generation service could result in the loss of existing customers and reduced revenues and increased costs to retain or attract customers.  Decreased revenues and increased costs due to continued customer switching and customer loss could have a material adverse effect on our results of operations, financial condition and cash flows.  The following are some of the factors that could result in increased switching by customers to PUCO-certified CRES providers in the future:

•	low wholesale price levels have led and may continue to lead to existing CRES providers becoming more active in our service territory,
•	additional CRES providers entering our territory, and
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

On May 1, 2008, SB 221, an Ohio electric energy bill, was signed by the Governor of Ohio and became effective July 31, 2008.  This law, among other things, required all Ohio distribution utilities to file either an ESP or MRO, and established a significantly excessive earnings test for Ohio public utilities that compares the utility’s earnings to the earnings of other companies with similar business and financial risks.  The PUCO approved DP&L’s filed ESP on June 24, 2009 and extended those rates until an order is issued in the currently pending ESP case.  The current ESP case will result in changes to the current rate structure and riders that could adversely affect our results of operations, cash flows and financial condition.  DP&L’s ESP and certain filings made by us in connection with this plan are further discussed under “Ohio Retail Rates” in Item 1 – Competition and Regulation.

While rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCO will agree that all of our costs have been prudently incurred or are recoverable or that the regulatory process in which rates are determined will always result in rates that will produce a full or timely recovery of our costs and permitted rates of return.  Certain of our cost recovery riders are also bypassable by some of our customers who switched to a CRES provider.  Accordingly, the revenue DP&L receives may or may not match its expenses at any given time.  Therefore, DP&L could be subject to prevailing market prices for electricity and would not necessarily be able to charge rates that produce timely or full recovery of its expenses.  Changes in, or reinterpretations of, the laws, rules, policies and procedures that set electric rates, permitted rates of return; changes in DP&L’s rate structure, regulations regarding ownership of generation assets, transition to a competitive bid structure to supply retail generation service to SSO customers, reliability initiatives, fuel and purchased power (which account for a substantial portion of our operating costs), customer switching, capital expenditures and investments and other costs on a full or timely basis through rates; and changes to the frequency and timing of rate increases could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We purchase coal, natural gas and other fuel from a number of suppliers.  The coal market in particular has experienced significant price volatility in the last several years.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Coal exports from the U.S. have increased significantly at times in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues that affect mining costs and supply availability, the variable demand of retail customer load and the performance of our generation fleet have an impact on our fuel procurement operations.  Our approach is to hedge the fuel costs for our anticipated electric sales.  However, we may not be able to hedge the entire exposure of our operations from fuel price volatility.  As of the date of this report, DP&L has substantially all of the expected coal volume needed under contract to meet its retail and wholesale sales requirements for 2013.  In 2012, approximately 80% of DP&L’s coal for stations it operates was provided by four suppliers, three of which were under contracts in excess of one year with DP&L.  Historically, some of our suppliers and buyers of fuel have not performed on their contracts and have failed to deliver or accept fuel as specified under their contracts.  To the extent our suppliers and buyers do not meet their contractual commitments and, as a result of such failure or otherwise, we cannot secure adequate fuel or sell excess fuel in a timely or cost-effective manner or we are not hedged against price volatility, we could have a material adverse effect on our results of operations, financial condition and cash flows.  In addition, DP&L is a co-owner of certain generation facilities where it is a non-operating owner.  DP&L does not procure or have control over the fuel for these facilities, but is responsible for its proportionate share of the cost of fuel procured at these facilities.  Co-

owner operated facilities do not always have realized fuel costs that are equal to our co-owners’ projections, and we are responsible for our proportionate share of any increase in actual fuel costs.  Fuel and purchased power costs represent a large and volatile portion of DP&L’s total cost. Pursuant to its ESP for SSO retail customers, DP&L implemented a fuel and purchased power recovery mechanism beginning on January 1, 2010, which subjects our recovery of fuel and purchased power costs to tracking and adjustment on a seasonal quarterly basis.  If in the future we are unable to timely or fully recover our fuel and purchased power costs, it could have a material adverse effect on our results of operations, financial condition and cash flows.

The natural gas market in the U.S. experienced significant price volatility in 2012.  This in turn put downward pressure on wholesale electricity prices in the Ohio market, compressing wholesale margins at DP&L.  These overall lower prices have led to increased switching from DP&L to other CRES providers, including DPLER, who are offering retail prices lower than DP&L’s current SSO.  Also, several municipalities in DP&L’s service territory have passed ordinances allowing them to become government aggregators and some municipalities have contracted with CRES providers to provide generation service to the customers located within the municipal boundaries, further contributing to the switching trend.  CRES providers have also become more active in DP&L’s service territory.  These factors may reduce our margins and could have a material adverse effect on our results of operations, financial condition and cash flows.

Our use of derivative and nonderivative contracts may not fully hedge our generation assets, customer supply activities, or other market positions against changes in commodity prices, and our hedging procedures may not work as planned.

We transact in coal, power and other commodities to hedge our positions in these commodities.  These trades are affected by a range of factors, including variations in power demand, fluctuations in market prices, market prices for alternative commodities and optimization opportunities.  We have attempted to manage our commodities price risk exposure by establishing and enforcing risk limits and risk management policies.  Despite our efforts, however, these risk limits and management policies may not work as planned and fluctuating prices and other events could adversely affect our results of operations, financial condition and cash flows.  As part of our risk management, we use a variety of non-derivative and derivative instruments, such as swaps, futures and forwards, to manage our market risks.  We also use interest rate derivative instruments to hedge against interest rate fluctuations related to our debt.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of some of these derivative instruments involves management’s judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of some of these contracts.  We could also recognize financial losses as a result of volatility in the market values of these contracts or if a counterparty fails to perform, which could result in a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to numerous environmental laws and regulations that require capital expenditures, increase our cost of operations, may expose us to environmental liabilities or make continued operation of certain generating units unprofitable.

Our operations and facilities (both wholly-owned and co-owned with others) are subject to numerous and extensive federal, state and local environmental laws and regulations relating to various matters, including air quality (such as reductions in NOx, SO2 and particulate emissions), water quality, wastewater discharge, solid waste and hazardous waste. We could also become subject to additional environmental laws and regulations and other requirements in the future (such as reductions in mercury and other hazardous air pollutants, SO3 (sulfur trioxide), regulation of ash generated from coal-based generating stations and reductions in GHG emissions as discussed in more detail in the next risk factor).  With respect to our largest generation station, the Stuart Station, we are also subject to continuing compliance requirements related to NOx, SO2 and particulate matter emissions under DP&L’s consent decree with the Sierra Club.  Compliance with these laws, regulations and other requirements requires us to expend significant funds and resources and could at some point become prohibitively expensive or result in our shutting down (temporarily or permanently) or altering the operation of our facilities.  Environmental laws and regulations also generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals.  If we are not able to timely obtain, maintain or comply with all licenses, permits, inspections and approvals required to operate our business, then our operations could be prevented, delayed or subject to additional costs.  Failure to comply with environmental laws, regulations and other requirements may result in the imposition of fines and penalties or other sanctions and the imposition of stricter environmental standards and controls and other injunctive measures affecting operating assets.  In addition, any alleged violation of these laws, regulations and other requirements may require us to expend significant resources to defend against any such alleged violations.  DP&L owns a non-controlling interest in several generating stations operated by our co-owners.  As a non-controlling owner in these generating stations, DP&L is responsible for its pro rata share of expenditures for complying with environmental laws, regulations and other requirements, but has limited control over the compliance measures taken by our co-owners.  In addition, DP&L’s ESP permits it to seek recovery for costs associated with new climate change or carbon regulations.  In addition, if we were found not to be in compliance with these environmental laws, regulations or requirements, any penalties that would apply or other resulting costs would likely not be recoverable from customers.  We could be subject to joint and several strict liabilities for any environmental contamination at our currently or formerly owned, leased or operated properties or third-party waste disposal sites.  For example, contamination has been identified at two waste disposal sites for which we are alleged to have potential liability.  In addition to potentially significant investigation and remediation costs, any such contamination matters can give rise to claims from governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage.

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

There is an ongoing concern nationally and internationally among regulators, investors and others concerning global climate change and the contribution of emissions of GHGs, including most significantly CO2.  This concern has led to interest in legislation and action at the international, federal, state and regional levels and litigation, including regulation of GHG emissions by the USEPA.  Approximately 97% of the energy we produce is generated by coal.  As a result of current or future legislation or regulations at the international, federal, state or regional levels imposing mandatory reductions of CO2 and other GHGs on generation facilities, we could be required to make large additional capital investments and/or incur substantial costs in the form of taxes or emissions allowances.  Such legislation and regulations could also impair the value of our generation stations or make some of these stations uneconomical to maintain or operate and could raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing generation stations.  Although DP&L is permitted under its current ESP to seek recovery of costs associated with new climate change or carbon regulations, our inability to fully or timely recover such costs could have a material adverse effect on our results of operations, financial condition and cash flows.

Fluctuations in our sales of coal and excess emission allowances could cause a material adverse effect on our results of operations, financial condition and cash flows for any particular period.

DP&L sells coal to other parties from time to time for reasons that include maintaining an appropriate balance between projected supply and projected use and as part of a coal price optimization program where coal under contract may be resold and replaced with other coal or power available in the market with a favorable price spread, adjusted for any quality differentials.  Sales of coal are affected by a range of factors, including price volatility among the different coal basins and qualities of coal, variations in power demand and the market price of power compared to the cost to produce power.  These factors could cause the amount and price of coal we sell to fluctuate, which could have a material adverse effect on our results of operations, financial condition and cash flows for any particular period.

DP&L may sell its excess emission allowances, including NOx and SO2 emission allowances, from time to time.  Sales of any excess emission allowances are affected by a range of factors, such as general economic conditions, fluctuations in market demand, availability of excess inventory for sale and changes to the regulatory environment, including the implementation of CAIR or any replacement rule.  These factors could cause the amount and price of excess emission allowances DP&L sells to fluctuate, which could have a material adverse effect on DPL’s results of operations, financial condition and cash flows for any particular period. Although there has been overall reduced trading activity in the annual NOx and SO2  emission allowance trading markets in recent years, the adoption of regulations that regulate emissions or establish or modify emission allowance trading programs could affect the emission allowance trading markets and have a material effect on DP&L’s emission allowance sales.

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

Diminished availability or performance of our transmission and distribution facilities could result in reduced customer satisfaction and regulatory inquiries and fines, which could have a material adverse effect on our results of operations, financial condition and cash flows.  Operation of our owned and co-owned generating stations below expected capacity levels, or unplanned outages at these stations, could cause reduced energy output and efficiency levels and likely result in lost revenues and increased expenses that could have a material adverse effect on our results of operations, financial condition and cash flows.  In particular, since over 50% of our base-load generation is derived from co-owned generation stations operated by our co-owners, poor operational performance by our co-owners, misalignment of co-owners’ interests or lack of control over costs (such as fuel costs) incurred at these stations could have an adverse effect on us.  We have constructed and placed into service FGD facilities at most of our base-load generating stations.  If there is significant operational failure of the FGD equipment at the generating stations, we may not be able to meet emission requirements at some of our generating stations or, at other stations, it may require us to burn more expensive types of coal or procure additional emission allowances.  These events could result in a substantial increase in our operating costs.  Depending on the degree, nature, extent, or willfulness of any failure to comply with environmental requirements, including those imposed by any consent decrees, such non-compliance could result in the imposition of penalties or the shutting down of the affected generating stations, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

On October 1, 2004, in compliance with Ohio law, DP&L turned over control of its transmission functions and fully integrated into PJM, a regional transmission organization.  The price at which we can sell our generation capacity and energy is now dependent on a number of factors, which include the overall supply and demand of generation and load, other state legislation or regulation, transmission congestion and PJM’s business rules.  While we can continue to make bilateral transactions to sell our generation through a willing-buyer and willing-seller relationship, any transactions that are not pre-arranged are subject to market conditions at PJM.  To the extent we sell electricity into the power markets on a contractual basis, we are not guaranteed any rate of return on our capital investments through mandated rates.  The results of the PJM RPM base residual auction are impacted by the supply and demand of generation and load and also may be impacted by congestion and PJM rules relating to bidding for Demand Response and Energy Efficiency resources and other factors.  Auction prices could fluctuate substantially over relatively short periods of time and adversely affect our results of operations, financial condition and cash flows.    We cannot predict the outcome of future auctions, but low auction prices could have a material adverse effect on our results of operations, financial condition and cash flows.

The rules governing the various regional power markets may also change from time to time which could affect our costs and revenues and have a material adverse effect on our results of operations, financial condition and cash flows.  We may be required to expand our transmission system according to decisions made by PJM rather than our internal planning process.   Various proposals and proceedings before FERC may cause transmission rates to change from time to time.  In addition, PJM has been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial effect on us.  We also incur fees and costs to participate in PJM.

SB 221 includes a provision that allows electric utilities to seek and obtain recovery of RTO related charges.  Therefore, most if not all of the above costs are currently being recovered through our SSO retail rates.  If in the future, however, we are unable to recover all of these costs in a timely manner, and since the SSO retail riders are bypassable when additional customer switching occurs,  this could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Annually, PJM performs a review of the capital additions required to provide reliable electric transmission services throughout its territory.  PJM traditionally allocated the costs of constructing these facilities to those entities that benefited directly from the additions.  Over the last several years, however, some of the costs of constructing new large transmission facilities have been “socialized” across PJM without a direct relationship between the costs assigned to and benefits received by particular PJM members. To date, the additional costs charged to DP&L for new large transmission approved projects have not been material.  Over time, as more new transmission projects are constructed and if the allocation method is not changed, the annual costs could become material.  DP&L is recovering the Ohio retail jurisdictional share of these allocated costs from its SSO retail customers through the TCRR rider.  To the extent that any costs in the future are material and we are unable to recover them from our customers, it could have a material adverse effect on our results of operation, financial condition and cash flows.

Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows.

From time to time we rely on access to the credit and capital markets to fund certain of our operational and capital costs.  These capital and credit markets have experienced extreme volatility and disruption and the ability of corporations to obtain funds through the issuance of debt or equity has been negatively impacted.  Disruptions in the credit and capital markets make it harder and more expensive to obtain funding for our business.  Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments.  Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows.  If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability.  DP&L has variable rate debt that bears interest based on a prevailing rate that is reset weekly based on a market index that can be affected by market demand, supply, market interest rates and other market conditions.  We also currently maintain both cash on deposit and investments in cash equivalents that could be adversely affected by interest rate fluctuations.  In addition, ratings agencies issue credit ratings on us and our debt that affect our borrowing costs under our financial arrangements and affect our potential pool of investors and funding sources.  Our credit ratings also govern the collateral provisions of certain of our contracts.  As a result of the Merger and assumption by DPL of merger-related debt and other factors, our credit ratings were downgraded, resulting in increased borrowing costs and causing us to post cash collateral with certain of our counterparties.  If the rating agencies were to downgrade our credit ratings further, our borrowing costs would likely further increase, our potential pool of investors and funding resources could be reduced, and we could be required to post additional cash collateral under selected contracts.  These events would likely reduce our liquidity and profitability and could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We enter into transactions with and rely on many counterparties in connection with our business, including for the purchase and delivery of inventory, including fuel and equipment components (such as limestone for our FGD equipment), for our capital improvements and additions and to provide professional services, such as actuarial calculations, payroll processing and various consulting services.  If any of these counterparties fails to perform its obligations to us or becomes unavailable, our business plans may be materially disrupted, we may be forced to discontinue certain operations if a cost-effective alternative is not readily available or we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause delays.  These events could cause our results of operations, financial condition and cash flows to have a  material adverse effect.

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

From time to time DPL and DP&L rely on access to the credit and capital markets to fund working capital needs, capital expenditures and to refinance outstanding debt obligations.  These markets are subject to extreme volatility and disruption which could make it difficult and/or more expensive to obtain the requisite funding needs with creditworthy counterparties.  In addition, ratings agencies issue credit ratings on us and our debt that affect our borrowing costs and affect our potential pool of investors and funding sources. Our credit ratings also govern the collateral provisions of certain of our contracts.  As a result of the Merger (and assumption by DPL of merger-related debt) and other factors, the credit ratings of DPL and DP&L were downgraded, resulting in increased borrowing costs and causing us to post increased cash collateral with certain of our counterparties.  If the rating agencies were to further downgrade our credit ratings, our borrowing costs and collateral requirements would continue to increase and our potential pool of investors and funding resources could be reduced.  Our inability to obtain financing with creditworthy counterparties on reasonable terms, or at all, due to a disruption in the credit and/or capital markets or due to decreased credit ratings, could adversely affect our results of operations, financial condition and cash flows.

A material change in market interest rates could adversely affect our results of operations, financial condition and cash flows.

DPL and DP&L have variable rate debt that bears interest based on a prevailing rate that is regularly reset and that can be affected by market demand, supply, market interest rates and other market conditions.  We also currently maintain both cash on deposit and investments in cash equivalents that could be adversely affected by interest rate fluctuations.  Any event which impacts market interest rates could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The SEC is investigating the potential transition to the use of IFRS promulgated by the International Accounting Standards Board for U.S. companies.  Adoption of IFRS could result in significant changes to our accounting and reporting, such as in the treatment of regulatory assets and liabilities and property.  The SEC does not currently have a timeline regarding the mandatory adoption of IFRS.  We are currently assessing the effect that this potential change would have on our Consolidated Financial Statements and we will continue to monitor the development of the potential implementation of IFRS.

If we are unable to maintain a qualified and properly motivated workforce, it could have a material adverse effect on our results of operations, financial condition and cash flows.

One of the challenges we face is to retain a skilled, efficient and cost-effective workforce while recruiting new talent to replace losses in knowledge and skills due to retirements.  This undertaking could require us to make additional financial commitments and incur increased costs.  If we are unable to successfully attract and retain an appropriately qualified workforce, it could have a material adverse effect on our results of operations, financial condition and cash flows.  In addition, we have employee compensation plans that reward the performance of our employees.  We seek to ensure that our compensation plans encourage acceptable levels for risk and high performance through pay mix, performance metrics and timing. We also have policies and procedures in place to mitigate excessive risk-taking by employees since excessive risk-taking by our employees to achieve performance targets could result in events that could have a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to collective bargaining agreements and other employee workforce factors that could affect our businesses.

Over half of our employees are represented by a collective bargaining agreement that is in effect until October 31, 2014.  While we believe that we maintain a satisfactory relationship with our employees, it is possible that labor disruptions affecting some or all of our operations could occur during the period of the collective bargaining agreement or at the expiration of the collective bargaining agreement before a new agreement is negotiated.  Work stoppages by, or poor relations or ineffective negotiations with, our employees could have a material adverse effect on our results of operations, financial condition and cash flows.

Potential security breaches (including cybersecurity breaches) and terrorism risks could adversely affect our businesses.

We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our generation stations, fuel storage facilities and transmission and distribution facilities.  We also use various financial, accounting and other systems in our businesses.  These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war.  We have implemented measures to help prevent unauthorized access to our systems and facilities, including certain measures to comply with mandatory regulatory reliability standards.  Despite our efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely way to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could adversely affect our results of operations, cash flows and financial condition.

In the course of our business, we also store and use customer, employee, and other personal information and other confidential and sensitive information. If our third party vendors’ systems were to be breached or disabled, sensitive and confidential information and other data could be compromised, which could result in negative publicity, remediation costs and potential litigation, damages, consent orders, injunctions, fines and other relief.

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

Push-down accounting adjustments in connection with the Merger will have a material effect on DPL’s future financial results.

Under U.S. GAAP, pursuant to FASC No. 805 and SEC Staff Accounting Bulletin Topic 5.J. “New Basis of Accounting Required in Certain Circumstances”, when an acquisition results in an entity becoming substantially wholly-owned, push-down accounting is applied in the acquired entity’s separate financial statements.  Push-down accounting requires that the fair value adjustments and goodwill or negative goodwill identified by the acquiring entity be pushed down and reflected in the financial statements of the acquired entity.  In connection with the Merger, the cost basis of certain of DPL’s assets and liabilities has been adjusted and any resulting goodwill was allocated and pushed down to DPL.  These adjustments have had a material effect on DPL’s future financial condition and results of operations, including but not limited to changes in depreciation, amortization, impairment and other non-cash charges.  As a result, DPL’s actual future results are not comparable with results in prior periods.

Impairment of goodwill or long-lived assets would negatively affect our consolidated results of operations and net worth.

Goodwill represents the future economic benefits arising from assets acquired in a business combination (acquisition) that are not individually identified and separately recognized.  Goodwill is not amortized, but is evaluated for impairment at least annually or more frequently if impairment indicators are present.  In evaluating the potential impairment of goodwill, we make estimates and assumptions about revenue, operating cash flows, capital expenditures, growth rates and discount rates based on our budgets and long term forecasts, macroeconomic projections, and current market expectations of returns on similar assets.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  Generally, the fair value of a reporting unit is determined using a discounted cash flow valuation model.  We could be required to evaluate the potential impairment of goodwill outside of the required annual assessment process if we experience situations, including but not limited to: deterioration in general economic conditions, operating or regulatory environment; increased competitive environment; increase in fuel costs particularly when we are unable to pass along such costs to customers; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; or adverse actions or assessments by a regulator.  These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods.  See Note 19 of Notes to DPL’s Consolidated Financial Statements for more information on the Goodwill Impairment.

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

Item 1B – Unresolved Staff Comments

None

Item 2 – Properties

Information relating to our properties is contained in Item 1 – Electric Operations and Fuel Supply and Note 5 of Notes to DPL's Consolidated Financial Statements and Note 5 of Notes to DP&L's Financial Statements.

Substantially all property and stations of DP&L are subject to the lien of the mortgage securing DP&L's First and Refunding Mortgage, dated as of October 1, 1935, as amended with the Bank of New York Mellon, as Trustee (Mortgage).

Item 3 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below) and to comply with applicable laws and regulations will not exceed the amounts reflected in our Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2012, cannot be reasonably determined.

The following additional information is incorporated by reference into this Item:  (i) information about the legal proceedings contained in Item 1 – Competition and Regulation of Part 1 of this Annual Report on Form 10-K and (ii) information about the legal proceedings contained in Item 8 –  Financial Statements and Supplementary Data – Note 17 of Notes to DPL’s Consolidated Financial Statements of Part II of this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the outstanding common stock of DPL is owned indirectly by AES and directly by an AES wholly-owned subsidiary, and as a result is not listed for trading on any stock exchange.  DP&L’s common stock is held solely by DPL and, as a result, is not listed for trading on any stock exchange.

Dividends

During the year ended December 31, 2012, DPL declared dividends on its common stock to its parent of $70.0 million.  During the period January 1, 2011 through November 27, 2011 (Predecessor), DPL declared dividends of $1.54 per share of common stock.  Of this amount, $0.54 per share was paid during the period November 28, 2011 through December 31, 2011.  During the year ended December 31, 2010,  DPL declared and paid dividends per share of common stock of $1.21.  DP&L declares and pays dividends on its common shares to its parent DPL from time to time as declared by the DP&L  board.  Dividends on common shares in the amount of  $145.0 million, $220.0 million and $300.0 million were declared in the years ended December 31, 2012,  2011 and 2010, respectively.    DP&L declared and paid dividends on preferred shares in the amount of $0.9 million in the years ended December 31, 2012,  2011 and 2010.

DPL’s Amended Articles of Incorporation (the “Articles”) contain provisions which state that DPL may not make a distribution to its shareholder or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no Event of Default (as defined in the Articles) and no such Event of Default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, DPL’s leverage ratio does not exceed 0.67:1.00 and DPL’s interest coverage ratio is not less than 2.5:1.00 or, (b)(ii) if such ratios are not within the parameters, DPL’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade.  Further, the restrictions on the payment of distributions to a shareholder and the making of loans to its affiliates (other than subsidiaries) cease to be in effect if the three major credit rating agencies confirm that a lowering of DPL’s senior long-term debt rating below investment grade by the credit rating agencies would not occur without these restrictions.

As of December 31, 2012, there was no Event of Default - DPL’s Articles generally define an “Event of Default” as either (i) a breach of a covenant or obligation under the Articles; (ii) the entering of an order of insolvency or bankruptcy by a court and that order remains in effect and unstayed for 180 days; or (iii) DPL,  DP&L or one of its principal subsidiaries commences a voluntary case under bankruptcy or insolvency laws or consents to the appointment of a trustee, receiver or custodian to manage all of the assets of DPL,  DP&L or one of its principal subsidiaries – but DPL’s leverage ratio was at 0.86:1.00 and DPL’s senior long-term debt rating from all three major credit rating agencies was below investment grade. As a result, and as of December 31, 2012, DPL was prohibited under its Articles from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DPL’s unsecured revolving credit agreement and DPL’s unsecured term loan were amended on October 19, 2012.  The amendments include a provision which restrict all dividend payments from DPL to AES anytime after December 31, 2012 and up until the maturity or termination of the respective credit facilities.

As long as DP&L preferred stock is outstanding, DP&L’s Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its common stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its common stock subsequent to December 31, 1946, plus $1.2 million.  This dividend restriction has historically not affected DP&L’s ability to pay cash dividends and, as of December 31, 2012,  DP&L’s retained earnings of $534.2 million were all available for DP&L common stock dividends payable to DPL.

Item 6 – Selected Financial Data

The following table presents our selected consolidated financial data which should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The “Results of Operations” discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses significant fluctuations in operating data.  DPL is a wholly-owned, indirect subsidiary of AES and therefore does not report earnings or dividends on a per-share basis. Other data that management believes is important in understanding trends in our business are also included in this table.

DPL
	Successor (a)		Predecessor (a)
$ in millions except per share amounts or as indicated	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Basic earnings per share of common stock (b)	N/A	N/A	$1.31	$2.51	$2.03	$2.22

Diluted earnings per share of common stock (b)	N/A	N/A	$1.31	$2.50	$2.01	$2.12

Dividends declared per share of common stock (c)	N/A	N/A	$1.54	$1.21	$1.14	$1.10

Dividend payout ratio (c)	N/A	N/A	117.6%	48.2%	56.2%	49.5%

Total electric sales (millions of kWh)	16,454	1,361	15,021	17,237	16,667	17,172

Results of operations:
Revenues	$1,668.4	$156.9	$1,670.9	$1,831.4	$1,539.4	$1,549.2
Goodwill impairment (d)	$(1,817.2)	$-	$-	$-	$-	$-
Net income (b)	$(1,729.8)	$(6.2)	$150.5	$290.3	$229.1	$244.5

Financial position items at December 31:
Total assets	$4,247.3	$6,136.2	N/A	$3,813.3	$3,641.7	$3,637.0
Long-term debt (e)	$2,025.0	$2,628.9	N/A	$1,026.6	$1,223.5	$1,376.1
Total construction additions	$179.6	$201.0	N/A	$151.4	$145.3	$227.8
Redeemable preferred stock of subsidiary	$18.4	$18.4	N/A	$22.9	$22.9	$22.9

DP&L
$ in millions except per share amounts or as indicated	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008

Total electric sales (millions of kWh)	15,606	15,599	17,083	16,590	17,105

Results of operations:
Revenues	$1,531.8	$1,677.7	$1,738.8	$1,500.8	$1,520.5
Fixed-asset impairment (f)	$80.8	$-	$-	$-	$-
Earnings on common stock (g)	$90.3	$192.3	$276.8	$258.0	$284.9

Financial position items at December 31:
Total assets	$3,464.2	$3,538.3	$3,475.4	$3,457.4	$3,397.7
Long-term debt (e)	$332.7	$903.0	$884.0	$783.7	$884.0
Redeemable preferred stock	$22.9	$22.9	$22.9	$22.9	$22.9

Number of shareholders - preferred stock	209	223	234	242	256

(a)            “Predecessor” refers to the operations of DPL and its subsidiaries prior to the consummation of the Merger. “Successor” refers to the operations of DPL and its subsidiaries subsequent to the Merger.  See Note 2 of Notes to DPL’s Consolidated Financial Statements for a description of this transaction.  As of the Merger date, the disclosure of per share amounts no longer applies.

(b)            DPL incurred merger-related costs of $37.9 million ($24.6 million net of tax) and a $15.7 million ($10.2 million net of tax) in the 2011 Predecessor and Successor periods, respectively, and had a $25.1 million ($16.3 million net of tax) favorable adjustment in the period January 1, 2011 through November 27, 2011 as a result of the approval of the fuel settlement agreement by the PUCO.

(c)            Of the $1.54 declared in the January 1, 2011 through November 27, 2011 period, $0.54 was paid in the November 28, 2011 through December 31, 2011 period.

(d)            Goodwill impairment of $1,817.2 million was recorded in 2012.

(e)            Excludes current maturities of long-term debt.

(f)            Fixed-asset impairment of $80.8 million ($51.8 million net of tax) was recorded in 2012.

(g)            In 2011, DP&L incurred merger-related costs of $19.4 million ($12.6 million net of tax) and had a $25.1 million ($16.3 million net of tax) favorable adjustment as a result of the approval of the fuel settlement agreement by the PUCO.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL and DP&L.    Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

The following discussion and analysis should be read in conjunction with DPL’s audited Consolidated Financial Statements and the related Notes thereto and DP&L’s audited Financial Statements and the related Notes thereto included in Item 8 – Financial Statements and Supplementary Data of this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Forward-Looking Statements” at the beginning of this Form 10-K and Item 1A – Risk Factors. For a list of certain abbreviations or acronyms in this discussion, see Glossary at the beginning of this Form 10-K.

BUSINESS OVERVIEW

DPL is a regional electric energy and utility company.  DPL’s two reporting segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER subsidiary and DPLER’s subsidiary, MC Squared, LLC.  Refer to Note 18 of Notes to DPL’s Consolidated Financial Statements for more information relating to these reportable segments.  DP&L does not have any reportable segments.

DP&L is primarily engaged in the generation, transmission and distribution of electricity in West Central Ohio and the sale of energy to DPLER in Ohio and Illinois.  DPL and DP&L strive to achieve disciplined growth in energy margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth through efficient operations and strong customer and regulatory relations.  More specifically, DPL’s and DP&L’s strategy is to match energy supply with load or customer demand, maximizing profits while effectively managing exposure to movements in energy and fuel prices and utilizing the transmission and distribution assets that transfer electricity at the most efficient cost while maintaining the highest level of customer service and reliability.

We operate and manage generation assets and are exposed to a number of risks.  These risks include, but are not limited to, electricity wholesale price risk, PJM capacity price risk, regulatory risk, environmental risk, fuel supply and price risk, customer switching risk and the risk associated with electric generating station performance.  We attempt to manage these risks through various means.  For instance, we operate a portfolio of wholly-owned and jointly-owned generation assets that is diversified as to coal source, cost structure and operating characteristics.  We are focused on the operating efficiency of these stations and maintaining their availability.

We operate and manage transmission and distribution assets in a rate-regulated environment.  Accordingly, this subjects us to regulatory risk in terms of the costs that we may recover and the investment returns that we may collect in customer rates.  We are focused on delivering electricity and maintaining high standards of customer service and reliability in a cost-effective manner.

Additional information relating to our risks is contained in Item 1A – Risk Factors.

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related footnotes included in Item 8 – Financial Statements and Supplementary Data.

BUSINESS COMBINATION

Acquisition by The AES Corporation

On November 28, 2011, DPL merged with Dolphin Sub, Inc., a wholly-owned subsidiary of AES pursuant to the Merger agreement whereby AES acquired DPL for $30.00 per share in a cash transaction valued at approximately $3.5 billion.  At closing, DPL became a wholly-owned subsidiary of AES.

See Item 1A – Risk Factors, and Note 2 of Notes to DPL’s Consolidated Financial Statements for additional risks and information related to the Merger.

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

As a result of the Merger and other factors, including the assumption of merger-related debt, DPL and DP&L were downgraded by all three major credit rating agencies.  As a result, we expect that our cost of capital will increase.

DPL incurred Merger transaction costs consisting primarily of banker’s fees, legal fees and change of control costs of approximately $53.6 million pre-tax during 2011.  Other than these costs, interest on the additional debt and other items noted above, the Merger did not significantly affect DPL and DP&L’s sources of liquidity during 2012.

Predecessor and Successor Financial Presentation

DPL’s financial statements and related financial and operating data include the periods before and after the Merger on November 28, 2011, and are labeled as Predecessor and Successor, respectively.  In accordance with GAAP, DPL applied push-down accounting to account for the Merger.  For accounting purposes only, push-down accounting created a new cost basis assigned to assets, liabilities and equity as of the Merger date.  AES finalized its purchase price allocation during the third quarter of 2012.  Consequently, DPL’s results of operations and cash flows for the Predecessor and Successor periods are not presented on a comparable basis and therefore are shown separately, rather than combined, in its audited financial statements.

In the Management’s Discussion and Analysis of Results of Operations and Financial Condition, we have included disclosure of the combined Predecessor and Successor results of operations and cash flows.  Such combined presentation is considered to be a non-GAAP disclosure.  We have included such disclosure because we believe it facilitates the comparison of 2012 and 2011 operating and financial performance to 2010, and because the core operations of DPL have not changed as a result of the Merger.

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

There is an ongoing concern nationally and internationally about global climate change and the contribution of emissions of GHGs, including most significantly CO2.  This concern has led to regulation and interest in legislation at the federal level, actions at the state level as well as litigation relating to GHG emissions.  In 2007, a U.S. Supreme Court decision upheld that the USEPA has the authority to regulate GHG emissions under the CAA.  In April 2009, the USEPA issued a proposed endangerment finding under the CAA.  The proposed finding determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  This endangerment finding became effective in January 2010.  Numerous affected parties have asked the USEPA Administrator to reconsider this decision.  As a result of this endangerment finding and other USEPA regulations, emissions of CO2 and other GHGs from electric generating units and other stationary sources are subject to regulation.  Increased pressure for GHG emissions reduction is also coming from investor organizations and the international community.  Environmental advocacy groups are also focusing considerable attention on GHG emissions from power generation facilities and their potential role in climate change.  Approximately 97% of the energy we produce is generated by coal.  DP&L’s share of GHG emissions at generating stations we own and co-own is approximately 16 million tons annually.  If we are required to implement control of CO2 and other GHGs at generation facilities, the cost to DPL and DP&L of such controls could be material.

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

SB 221 also contains provisions for determining whether an electric utility has significantly excessive earnings.  The PUCO issued general rules for calculating the earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings.  Pursuant to the ESP Stipulation,  DP&L becomes subject to the SEET in 2013 based on 2012 earnings results and the SEET could have a material effect on our results of operations, financial condition and cash flows.

SB 221 also requires that all Ohio distribution utilities file either an ESP or MRO.  Under the MRO, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements.  Also, under this option, utilities that still own generation in the state are required to phase-in the MRO over a period of not less than five years.  An ESP may allow for adjustments to the SSO for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; and the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its ESP, a utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  Both the MRO and ESP options involve a SEET based on the earnings of comparable companies with similar business and financial risks.  On October 5, 2012, DP&L filed an ESP with the PUCO which was to be effective January 1, 2013.  The plan was refiled to correct certain costs on December 12, 2012. The refiled plan requested approval of a non-bypassable charge that is designed to recover $137.5 million per year for five years from all customers.  DP&L also requested approval of a switching tracker that would measure the incremental amount of switching over a base case and defer the lost value into a regulatory asset which would be recovered from all customers beginning January 2014.  The ESP states that DP&L plans to file on or before December 31, 2013 its plan for legal separation of its generation assets.  The ESP proposes a three year, five month transition to market, whereby a wholesale competitive bidding structure will be phased in to supply generation service to customers located in DP&L’s service territory that have not chosen an alternative generation supplier.  The PUCO is currently reviewing the filing and an evidentiary hearing is scheduled to begin on March 11, 2013.  The PUCO ordered that the rates being collected prior to December 31, 2012 would continue until the new ESP rates go into effect.  The outcome of this filing will have a significant effect on the revenue we collect from our customers.

•	Legal separation of DP&L’s generating facilities

As stated in the amended ESP filed on December 12, 2012, DP&L will file a separate application with the PUCO no later than December 31, 2013 to request the transfer of its generation assets to an affiliated entity. In this subsequent application, DP&L presently expects to request that the Commission authorize DP&L to transfer its generation assets to an affiliated entity by no later than December 31, 2017.

•	NOx and SO2 Emissions – CSAPR

The CAIR final rules were published on May 12, 2005.  CAIR created an interstate trading program for annual NOx emission allowances and made modifications to an existing trading program for SO2.  Litigation brought by entities not including DP&L resulted in a decision by the U.S. Court of Appeals for the District of Columbia Circuit on July 11, 2008 to vacate CAIR and its associated Federal Implementation Plan.  On December 23, 2008, the U.S. Court of Appeals issued an order on reconsideration that permits CAIR to remain in effect until the USEPA issues new regulations that would conform to the CAA requirements and the Court’s July 2008 decision.

In an attempt to conform to the Court’s decision, on July 6, 2010, the USEPA proposed the Clean Air Transport Rule (CATR).  These rules were finalized as the CSAPR on July 6, 2011, but subsequent litigation has resulted in their implementation being delayed indefinitely.    The Ohio EPA has a State Implementation Plan (SIP) that incorporates the CAIR program requirements, which remain in effect pending judicial review of CSAPR.  We do not believe the rule will have a material effect on our operations in 2013, but until the CSAPR becomes effective, DP&L is unable to estimate the impact of the new requirements in future years.

COMPETITION AND PJM PRICING

•	RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2015/16 period cleared at a per megawatt price of $136/day for our RTO area.  The per megawatt prices for the periods 2014/15,  2013/14, and 2012/13 were $126/day, $28/day, and $16/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider.  Therefore increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained in 2012, we estimate that a hypothetical increase or decrease of $10 in the capacity auction price would affect net income by approximately $5.9 million and $4.5 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

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

Lower market prices for power have resulted in increased levels of competition to provide transmission and generation services.  This in turn has led to approximately 58% of DP&L’s customers to switch their retail electric services to CRES providers.  DPLER, an affiliated company and one of the registered CRES providers, has been marketing transmission and generation services to DP&L customers.  The following table provides a summary of the number of electric customers and volumes provided by all CRES providers in our service territory during the years ended December 31, 2012,  2011 and 2010:

	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
	Electric Customers	Sales (in millions of kWh)	Electric Customers	Sales (in millions of kWh)	Electric Customers	Sales (in millions of kWh)

Supplied by DPLER	73,672	6,201	36,667	5,731	8,359	4,417

Supplied by non-affiliated CRES providers	79,936	1,981	27,812	862	851	145

Total supplied in our service territory	153,608	8,182	64,479	6,593	9,210	4,562

Supplied by DP&L in our service territory (a)	513,266	13,999	513,381	14,022	514,221	14,277

(a)            The kWh sales include all distribution sales, including those whose power is supplied by DPLER and non-affiliated CRES providers.

The volumes supplied by DPLER represent approximately 44%, 41% and 31% of DP&L’s total distribution volumes during the years ended December 31, 2012,  2011 and 2010, respectively.  We currently cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

For the year ended December 31, 2012,  approximately 58% of DP&L’s load was supplied by CRES providers with DPLER supplying 76% of the switched load.  Customer switching negatively affected DPL’s gross margin during the years ended December 31, 2012, 2011 and 2010 by approximately $141.0 million, $58.0 million and $17.0 million, respectively.  Customer switching negatively affected DP&L’s gross margin during the years ended December 31, 2012, 2011 and 2010 by approximately $249.0 million, $104.0 million and $53.0 million, respectively.

Several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering retail generation service to their residents. As of February 1, 2013, five communities have active aggregation programs with customers enrolled, and four additional communities have notified the PUCO that they plan to implement government aggregation programs.  See Item 1A – Risk Factors for more information.

In 2010, DPLER began providing CRES services to customers in Ohio who are not in DP&L's service territory.  Additionally, beginning in March 2011 with the purchase of MC Squared, DPLER services business and residential customers in northern Illinois.  The incremental costs and revenues have not had a material effect on our results of operations, financial condition or cash flows.

FUEL AND RELATED COSTS

•	Fuel and Commodity Prices

The coal market is a global market in which domestic prices are affected by international supply disruptions and demand balance.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  We have substantially all of the total expected coal volume needed to meet our retail and wholesale sales requirements for 2013 under contract.  The majority of the contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments and some are priced based on market indices.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled/forced outages and generation station mix.  Due to the installation of emission controls equipment at certain commonly owned units and barring any changes in the regulatory environment in which we operate, we expect to have balanced positions for SO2,  NOx and renewable energy credits for 2013.  If our suppliers do not meet their contractual commitments or we are not hedged against price volatility and we are unable to recover costs through the fuel and purchased power recovery rider, our results of operations, financial condition or cash flows could be materially affected.

Effective January 2010, the SSO retail customer portion of fuel price changes, including coal requirements and purchased power costs, was reflected in the implementation of the fuel and purchased power recovery rider, subject to PUCO review.  An audit of 2010 fuel costs occurred in 2011 and issues raised were resolved by a Stipulation approved by the PUCO in November 2011.  As a result of this approval, DP&L recorded a $25 million pretax ($16 million net of tax) adjustment.  The adjustment was due to the reversal of a provision recorded in accordance with the regulatory accounting rules.  An audit of 2011 fuel costs was settled with an immaterial adjustment that will be credited to customers in early 2013.

FINANCIAL OVERVIEW

In the Management’s Discussion and Analysis of Results of Operations and Financial Condition, we have included disclosure of the combined Predecessor and Successor results of operations and cash flows.  Such combined presentation is considered to be a non-GAAP disclosure.  We have included such disclosure because we believe it facilitates the comparison of 2012 operating and financial performance to 2011 and 2010, and because the core operations of DPL have not changed as a result of the Merger.

The results of operations for both DPL and DP&L are separately discussed in more detail in the following pages.

The following table summarizes the significant components of DPL’s Results of Operations for the years ended December 31, 2012,  2011 (Combined) and 2010:

	Successor	Combined	Successor	Predecessor
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Total operating revenues	$1,668.4	$1,827.8	$156.9	$1,670.9	$1,831.4

Cost of revenues:
Total cost of fuel	361.9	391.6	35.8	355.8	383.9
Total cost of purchased power	342.1	441.3	36.7	404.6	387.4
Amortization of intangibles	95.1	11.6	11.6	-	-
Total cost of revenues	799.1	844.5	84.1	760.4	771.3

Total gross margin (a)	869.3	983.3	72.8	910.5	1,060.1

Operating expenses:
Operation and maintenance	406.4	425.3	47.5	377.8	340.6
Depreciation and amortization	125.4	141.0	11.6	129.4	139.4
General taxes	79.5	83.1	7.6	75.5	75.7
Goodwill impairment	1,817.2	-	-	-	-
Total operating expenses	2,428.5	649.4	66.7	582.7	555.7

Operating income / (loss)	(1,559.2)	333.9	6.1	327.8	504.4

Investment income / (loss), net	2.5	0.5	0.1	0.4	1.8
Interest expense	(122.9)	(85.5)	(11.5)	(74.0)	(70.6)
Other expense, net	(2.5)	(2.0)	(0.3)	(1.7)	(2.3)
Income / (loss) before income taxes	(1,682.1)	246.9	(5.6)	252.5	433.3

Income taxes	47.7	102.6	0.6	102.0	143.0

Net income / (loss)	$(1,729.8)	$144.3	$(6.2)	$150.5	$290.3

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

In the Management’s Discussion and Analysis of Results of Operations and Financial Condition, we have included disclosure of the combined Predecessor and Successor results of operations and cash flows.  Such combined presentation is considered to be a non-GAAP disclosure.  We have included such disclosure because we believe it facilitates the comparison of 2012 operating and financial performance to 2011 and 2010, and because the core operations of DPL have not changed as a result of the Merger.

Income Statement Highlights – DPL

	Successor	Combined	Successor	Predecessor
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Revenues:
Retail	$1,391.2	$1,429.0	$126.3	$1,302.7	$1,404.8
Wholesale	104.5	129.7	8.4	121.3	142.2
RTO revenue	92.2	81.7	6.6	75.1	86.6
RTO capacity revenues	74.5	179.7	13.9	165.8	186.2
Other revenues	11.0	10.8	0.9	9.9	11.5
Mark-to-market gains / (losses) (a)	(5.0)	(3.1)	0.8	(3.9)	0.1
Total revenues	1,668.4	1,827.8	156.9	1,670.9	1,831.4

Cost of revenues:
Fuel costs	358.6	381.2	34.8	346.4	399.5
Losses / (gains) from sale of coal	11.8	(8.8)	(0.6)	(8.2)	(4.1)
Gains from sale of emission allowances	-	-	-	-	(0.8)
Mark-to-market losses / (gains)	(8.5)	19.2	1.6	17.6	(10.7)
Net fuel cost	361.9	391.6	35.8	355.8	383.9

Purchased power	181.7	156.2	12.9	143.3	81.5
RTO charges	101.5	115.1	9.2	105.9	113.4
RTO capacity charges	68.1	172.9	13.1	159.8	191.9
Mark-to-market losses / (gains)	(9.2)	(2.9)	1.5	(4.4)	0.6
Net purchased power	342.1	441.3	36.7	404.6	387.4

Amortization of intangibles	95.1	11.6	11.6	-	-

Total cost of revenues	799.1	844.5	84.1	760.4	771.3

Gross margins (b)	$869.3	$983.3	$72.8	$910.5	$1,060.1

Gross margins as % of revenue	52%	54%	46%	54%	58%

Operating income / (loss)	$(1,559.2)	$333.9	$6.1	$327.8	$504.4

(a)

For the year ended December 31, 2012, this amount includes $5.1 million related to the amortization of asset balances related to retail power contracts that were previously accounted for as derivatives, but in accordance with ASC 815 no longer need to be.  The fair value of these contracts is to be amortized to earnings over the remaining term of the associated agreements.  A similar situation did not exist in periods prior to the year ended December 31, 2012.

(b)            For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

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

Degree days

	Years ended December 31,
Number of days	2012	2011	2010

Heating degree days (a)	4,752	5,368	5,636
Cooling degree days (a)	1,264	1,160	1,245

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

Since we plan to utilize our internal generating capacity to supply our retail customers’ needs first, increases in retail demand may decrease the volume of internal generation available to be sold in the wholesale market and vice versa.  The wholesale market covers a multi-state area and settles on an hourly basis throughout the year.  Factors affecting our wholesale sales volume each hour of the year include: wholesale market prices; our retail demand; retail demand elsewhere throughout the entire wholesale market area; our stations’ and other utility stations’ availability to sell into the wholesale market; and weather conditions across the multi-state region. Our plan is to make wholesale sales when market prices allow for the economic operation of our generation facilities not being utilized to meet our retail demand or when margin opportunities exist between the wholesale sales and power purchase prices.

The following table provides a summary of changes in revenues from prior periods:

$ in millions	2012 vs. 2011	2011 vs. 2010

Retail
Rate	$(37.8)	$45.9
Volume	2.5	(29.1)
Other	(2.3)	6.7
Total retail change	(37.6)	23.5

Wholesale
Rate	(27.8)	15.3
Volume	2.6	(27.8)
Total wholesale change	(25.2)	(12.5)

RTO capacity and other
RTO capacity and other	(94.7)	(11.4)

Other
Unrealized MTM	(1.9)	(3.2)

Total revenue changes	$(159.4)	$(3.6)

During the year ended December 31, 2012, Revenues decreased $159.4 million to $1,668.4 million from $1,827.8 million in the same period of the prior year.  This decrease was primarily the result of decreased retail and wholesale rates, decreased RTO capacity and other revenues, offset by increased retail and wholesale volume.  The revenue components for the year ended December 31, 2012 compared to 2011 are further discussed below:

•

Retail revenues decreased $37.6 million primarily due to a 3% decrease in average retail rates.  The decrease is the result of customers switching from DP&L to DPLER, an affiliated CRES provider.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, DP&L continued to provide distribution services to those customers within its service territory.  The remaining distribution services provided by DP&L were billed at a lower rate resulting in a reduction of total average retail rates.  The effect of sales procured by DPLER and MC Squared outside our service territory, or off-system sales, caused sales volume to slightly increase by 0.2%; however the rates offered to the off-system customers are lower than the rates in our service territory.  Weather also contributed to the relatively even volumes; cooling degree days increased 9% and heating degree days decreased 11% from prior year, however, cooling degree days have more of an impact on electricity usage than heating degree days due to the non-heat residential customer mix.  The above resulted in an unfavorable $37.8 million retail sales rate variance offset slightly by a favorable $2.5 million retail volume variance.

•

Wholesale revenues decreased $25.2 million primarily as a result of a 21% decrease in average wholesale prices.  The decrease was slightly offset by a 2% increase in wholesale volume.  This resulted in an unfavorable $27.8 million wholesale price variance partially offset by a favorable wholesale volume variance of $2.6 million.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $94.7 million compared to 2011.  This decrease in RTO capacity and other revenues was primarily the result of a $105.2 million decrease in revenues realized from the PJM capacity auction and a decrease of $2.3 million in transmission, congestion and other revenues, offset by the receipt of $12.8 million of revenue recognized as a result of the SECA settlement.

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

•

Wholesale revenues decreased $12.5 million primarily as a result of a 19.6% decrease in wholesale sales volume which was largely a result of lower generation by our electric generating stations, partially offset by a 13.4% increase in wholesale average prices.  This resulted in an unfavorable $27.8 million wholesale sales volume variance partially offset by a favorable wholesale price variance of $15.3 million.

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

DPL – Cost of Revenues

During the year ended December 31, 2012:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $29.7 million, or 8%, compared to 2011, primarily due to increased mark-to-market gains on coal contracts and decreased fuel costs partially offset by increased losses from the sale of coal.  During the year ended December 31, 2012, there was a 10% decrease in the volume of generation at our stations and mark-to-market gains were $8.5 million compared to $19.2 million of mark-to-market losses for the same period during 2011.  Offsetting these decreases were $11.8 million in realized losses from the sale of coal, compared to $8.8 million of realized gains during the same period in 2011.

•

Net purchased power decreased $99.2 million, or 22%, compared to the same period in 2011 due largely to decreased RTO capacity and other charges of $118.4 million which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  RTO capacity prices are set by an annual auction.  This decrease also includes the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Partially offsetting these decreases were increased purchased power costs of $25.5 million, $75.8 million due to increased volume offset by a decrease of $50.3 million due to lower average market prices for purchased power.  Purchased power volume increased due to lower internal generation and increased off-system sales.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

•	Amortization of intangibles increased in 2012 compared to 2011 due to eleven months of amortization of the ESP during 2012.

During the year ended December 31, 2011:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $7.7 million, or 2%, compared to 2010, primarily due to increased mark-to-market losses on coal contracts partially offset by decreased fuel costs.  During the year ended December 31, 2011, DP&L realized $8.8 million in gains from the sale of coal, compared to $4.1 million realized during the same period in 2010.  In addition to these gains, there was a 12% decrease in the volume of generation at our stations.  Also offsetting the increase in fuel costs was a $15.0 million decrease due to an adjustment as a result of the approval of the fuel settlement agreement by the PUCO.  The adjustment was due to the reversal of a provision recorded in accordance with the regulatory accounting rules.

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

•	Amortization of intangibles increased in 2011 compared to 2010 due to the amortization of the value of the ESP recognized at the Merger date.

DPL - Operation and Maintenance

$ in millions	2012 vs. 2011
Merger-related costs	$(51.7)
Maintenance of overhead transmission and distribution lines	(10.2)
Low-income payment program (a)	21.3
Competitive retail operations	9.3
Energy efficiency programs (a)	9.2
Generating facilities operating and maintenance expenses	5.8
Legal and other consulting costs	3.0
Other, net	(5.6)
Total operation and maintenance expense	$(18.9)

(a)            There is a corresponding increase in Revenues associated with these programs resulting in no impact to Net income.

During the year ended December 31, 2012, Operation and maintenance expense decreased $18.9 million, or 4%, compared to the same period in 2011.  This variance was primarily the result of:

•	higher costs in the prior year related to the Merger, and
•	decreased expense related to the maintenance of overhead transmission and distribution lines primarily as a result of storms, including a significant ice storm in February 2011.

These decreases were partially offset by:

•	increased assistance for low-income retail customers which is funded by the USF revenue rate rider,
•	increased marketing, customer maintenance and labor costs associated with the competitive retail business as a result of increased sales volume and number of customers,
•	increased expenses relating to energy efficiency programs that were put in place for our customers,
•	increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2011, and
•	increased expenses related to legal and other consulting services that were not related to the 2011 Merger.

$ in millions	2011 vs. 2010
Merger-related costs	$53.6
Low-income payment program (a)	14.6
Generating facilities operating and maintenance expenses	12.9
Maintenance of overhead transmission and distribution lines	9.1
Competitive retail operations	7.6
Insurance settlement, net	3.4
Health insurance / long-term disability	(6.2)
Pension	(3.3)
Other, net	(7.0)
Total operation and maintenance expense	$84.7

(a)            There is a corresponding increase in Revenues associated with this program resulting in no impact to Net income.

During the year ended December 31, 2011,  Operation and maintenance expense increased $84.7 million, or 25%, compared to the same period in 2010.  This variance was primarily the result of:

•	increased costs related to the Merger,
•	increased assistance for low-income retail customers which is funded by the USF revenue rate rider,
•	increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2010,
•	increased expenses related to the maintenance of overhead transmission and distribution lines primarily as a result of storms, including a significant ice storm in February 2011,
•	increased marketing, customer maintenance and labor costs associated with the competitive retail business as a result of increased sales volume and number of customers, and
•	a prior year insurance settlement that reimbursed us for legal costs associated with our litigation against certain former executives.

These increases were partially offset by:

•	lower health insurance and disability costs primarily due to fewer employees going onto long-term disability during the current year as compared to the same period in 2010, and
•	lower pension expenses primarily related to a $40 million contribution to the pension plan during 2011.

DPL – Depreciation and Amortization

During the year ended December 31, 2012, Depreciation and amortization expense decreased $15.6 million, or 11%, as compared to 2011.  The decrease primarily reflects the effect of a reduction in electric generating station values as a consequence of the Merger, partially offset by additional investments in fixed assets.

During the year ended December 31, 2011, Depreciation and amortization expense increased $1.6 million, or 1%, as compared to 2010.  The decrease was primarily the result of investments in fixed assets partially offset by the effect of a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010, reducing the expense by approximately $4.8 million during the year ended December 31, 2011.

DPL – General Taxes

During the year ended December 31, 2012, General taxes decreased $3.6 million, or 4%, as compared to 2011.  This decrease was primarily due to an unfavorable determination of $4.5 million from the Ohio gross receipts tax audit in 2011 partially offset by higher property tax accruals in 2012 compared to 2011.

During the year ended December 31, 2011, General taxes increased $7.4 million, or 10%, as compared to 2010.  This increase was primarily the result of higher property tax accruals in 2011 compared to 2010 and an unfavorable determination of $4.5 million from the Ohio gross receipts tax audit.

DPL – Goodwill Impairment

During the year ended December 31, 2012,  DPL recorded an impairment of goodwill of $1,817.2 million. See Note 19 of Notes to DPL’s Consolidated Financial Statements.

DPL – Interest Expense

During the year ended December 31, 2012, Interest expense and charge for early redemption of debt increased $37.4 million, or 44%, as compared to 2011 due primarily to higher interest cost subsequent to the Merger as a result of the $1.25 billion of debt that was assumed by DPL in connection with the Merger.

During the year ended December 31, 2011, Interest expense and charge for early redemption of debt increased $14.9 million, or 21%, as compared to 2011 due primarily to a $15.3 million charge for the early redemption of DPL Capital Trust II securities in February 2011 and higher interest cost subsequent to the Merger as a result of the $1.25 billion of debt that was assumed by DPL in connection with the Merger.

DPL – Income Tax Expense

During the year ended December 31, 2012, Income tax expense decreased $54.9 million, or 54%, as compared to 2011 primarily due to decreases in pre-tax income, lower non-deductible expenses related to the Merger, lower non-deductible compensation related to the Merger and a 2011 write-off of a deferred tax asset on the termination of the ESOP.  These were partially offset by a reduction in Internal Revenue Code Section 199 tax benefits.

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

RESULTS OF OPERATIONS BY SEGMENT – DPL Inc.

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its competitive retail electric service subsidiaries.  These segments are discussed further below:

Utility Segment

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for the segment’s 24-county service area is primarily generated at eight coal-fired power stations and is distributed to more than 513,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment

The Competitive Retail segment is comprised of DPLER’s competitive retail electric service business and includes its wholly owned subsidiary, MC Squared.  DPLER sells retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 198,000 customers currently located throughout Ohio and Illinois.  MC Squared, a Chicago-based retail electricity supplier, serves approximately 104,000 customers in Northern Illinois.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  During 2010, a new wholesale agreement was implemented between DP&L and DPLER.  Under this agreement, intercompany sales from DP&L to DPLER are based on the market prices for wholesale power.  In periods prior to 2010, DPLER’s purchases from DP&L were transacted at prices that approximated DPLER’s sales prices to its end-use retail customers.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other

Included within Other are other businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs including interest expense on DPL’s debt.

Management evaluates segment performance based on gross margin.  In the discussions that follow, we have not provided extensive discussions of the results of operations related to 2010 for the Competitive Retail segment because we believe that financial information is not comparable to the 2011 financial information.  We have, however, included brief descriptions of the Competitive Retail segment’s financial results for 2010 for informational purposes as required by GAAP following the Income Statement Highlights table below.

See Note 18 of Notes to DPL’s Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

			-
	Successor	Combined	Successor	Predecessor
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Utility	$867.4	$895.5	$78.5	$817.0	$983.4
Competitive Retail	68.6	61.5	4.8	56.7	38.5
Other	(63.3)	30.4	(10.1)	40.5	42.7
Adjustments and Eliminations	(3.4)	(4.1)	(0.4)	(3.7)	(4.5)
Total consolidated	$869.3	$983.3	$72.8	$910.5	$1,060.1

The financial condition, results of operations and cash flows of the Utility segment are identical in all material respects and for all periods presented to those of DP&L which are included in this Form 10-K. We do not believe that additional discussions of the financial condition and results of operations of the Utility segment would enhance an understanding of this business since these discussions are already included under the DP&L discussions below.

Income Statement Highlights – Competitive Retail Segment

	Successor	Combined	Successor	Predecessor
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Revenues:
Retail	$496.7	$426.1	$37.1	$389.0	$275.5
RTO and other	(3.6)	(0.7)	1.1	(1.8)	1.5
Total revenues	493.1	425.4	38.2	387.2	277.0

Cost of revenues:
Purchased power	424.5	363.9	33.4	330.5	238.5

Gross margins (a)	68.6	61.5	4.8	56.7	38.5

Operation and maintenance expense	24.7	15.4	1.7	13.7	7.8
Other expense	3.0	2.5	0.3	2.2	1.4
Total expenses	27.7	17.9	2.0	15.9	9.2

Earnings from operations	40.9	43.6	2.8	40.8	29.3
Income tax expense	18.1	17.8	1.1	16.7	10.5
Net income	$22.8	$25.8	$1.7	$24.1	$18.8

Gross margin as a % of revenues	14%	14%			14%

(a)            For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Competitive Retail Segment – Revenue

During the year ended December 31, 2012, the segment’s retail revenues increased $70.6 million, or 17%, as compared to 2011.  The increase was primarily driven by an increase of $37.5 million in the Illinois market primarily by approximately 100,000 additional customers obtained by MC Squared.  Also contributing to the year over year increase was increased levels of competition in the competitive retail electric service business in the state of Ohio which in turn has resulted in a significant number of DP&L’s retail customers switching their retail electric service to DPLER or other CRES providers.  As a result of the additional customers and switching to DPLER discussed above, the Competitive Retail segment sold approximately 8,315 million kWh of power to 198,098 customers in 2012 compared to 6,677 million kWh of power to 40,171 customers during 2011.

For the year ended December 31, 2011, the segment’s retail revenues increased $150.6 million, or 55%, as compared to 2010.  The increase was primarily driven by increased levels of competition in the competitive retail electric service business in the state of Ohio which in turn has resulted in a significant number of DP&L’s retail customers switching their retail electric service to DPLER or other CRES providers.  Also contributing to the year over year increase is $41.7 million of retail revenue from MC Squared which was purchased on February 28, 2011.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 6,677 million kWh of power to 40,171 customers in 2011 compared to 4,546 million kWh of power to 9,002 customers during 2010.

Competitive Retail Segment – Purchased Power

During the year ended December 31, 2012, the Competitive Retail segment purchased power increased $60.6 million, or 17%, as compared to 2011 primarily due to higher purchased power volumes required to satisfy an increase in customer base resulting from customer switching and also $35.4 million relating to increased volumes in the Illinois market related to additional customers obtained by MC Squared.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  Beginning September 1, 2012, all of MC Squared’s power needs are supplied by DP&L.  Intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer which approximate market prices for wholesale power at the inception of each customer’s contract.

During the year ended December 31, 2011, the Competitive Retail segment purchased power increased $125.4 million, or 53%, as compared to 2010 primarily due to higher purchased power volumes required to satisfy an increase in customer base resulting from customer switching and also $36.9 million relating to MC Squared customers as MC Squared was acquired on February 28, 2011.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  Intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer which approximate market prices for wholesale power at the inception of each customer’s contract.

Competitive Retail Segment – Operation and Maintenance

DPLER’s operation and maintenance expenses include employee-related expenses, accounting, information technology, payroll, legal and other administration expenses.  The higher operation and maintenance expense in 2012 as compared to 2011 and 2010 is reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers and the purchase of MC Squared.

RESULTS OF OPERATIONS – The Dayton Power and Light Company (DP&L)

Income Statement Highlights – DP&L

	Years ended December 31,
$ in millions	2012	2011	2010

Revenues:
Retail	$898.4	$1,007.4	$1,133.7
Wholesale	483.7	441.2	365.6
RTO revenues	88.5	76.7	81.7
RTO capacity revenues	63.4	152.4	157.6
Mark-to-market gains / (losses)	(2.2)	-	0.2
Total revenues	1,531.8	1,677.7	1,738.8

Cost of revenues:
Cost of fuel:
Fuel costs	351.6	370.2	387.5
Losses / (gains) from sale of coal	11.8	(8.8)	(4.1)
Gains from sale of emission allowances	(0.1)	-	(0.8)
Mark-to-market (gains) / losses	(8.4)	19.2	(10.7)
Net fuel costs	354.9	380.6	371.9

Purchased power:
Purchased power	151.6	121.5	81.3
RTO charges	98.8	114.9	109.7
RTO capacity charges	64.1	165.4	191.9
Mark-to-market (gains) / losses	(5.0)	(0.2)	0.6
Net purchased power	309.5	401.6	383.5

Total cost of revenues	664.4	782.2	755.4

Gross margins (a)	$867.4	$895.5	$983.4

Gross margins as a % of revenues	57%	53%	57%

Operating income	$185.0	$319.9	$450.2

(a)            For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L – Revenues

The following table provides a summary of changes in DP&L’s Revenues from prior periods:

	2012 vs. 2011	2011 vs. 2010

Retail
Rate	$(20.3)	$(45.5)
Volume	(85.8)	(87.9)
Other	(2.9)	7.1
Total retail change	(109.0)	(126.3)

Wholesale
Rate	(44.8)	27.6
Volume	87.3	48.0
Total wholesale change	42.5	75.6

RTO capacity and other
RTO capacity and other revenues	(77.2)	(10.2)

Other
Unrealized MTM	(2.2)	(0.2)

Total revenues change	$(145.9)	$(61.1)

During the year ended December 31, 2012, revenues decreased $145.9 million, or 9%, to $1,531.8 million from $1,677.7 million in the prior year.  This decrease was primarily the result of lower average retail and wholesale prices, retail sales volumes and decreased RTO capacity and other revenues, partially offset by higher wholesale sales volumes.  The revenue components for the year ended December 31, 2012 are further discussed below:

•

Retail revenues decreased $109.0 million primarily as a result of a 9% decrease in retail sales volumes compared to those in the prior year largely as a result of customer switching due to increased levels of competition to provide transmission and generation services in our service territory.  Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory, but these services are billed at a lower rate causing a 2% decrease in retail rates.  This decrease in sales volume was partially offset by improved economic conditions and warmer summer weather.  The weather conditions resulted in a 9% increase in the number of cooling degree days to 1,264 from 1,160 days in 2011 offset slightly by an 11% decrease in the number of heating degree days to 4,752 days from 5,368 days in 2011.  The decrease in average retail rates resulting from customers switching was partially offset by the fuel and energy efficiency riders, increased TCRR and RPM riders and the incremental effect of the recovery of costs under the EIR.  The above resulted in an unfavorable $85.8 million retail sales volume variance and an unfavorable $20.3 million retail price variance.

•

Wholesale revenues increased $42.5 million primarily as a result of a 20% increase in wholesale sales volume which was largely a result of the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This increase was partially offset by a 9% decrease in average wholesale rates.  This resulted in a favorable $87.3 million wholesale volume variance offset by a $44.8 million unfavorable wholesale price variance.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $77.2 million compared to the same period in 2011.  This decrease in RTO capacity and other revenues was primarily the result of an $89.0 million decrease in revenues realized from the PJM capacity auction and a decrease of $1.0 million in transmission and congestion revenues, offset by $12.8 million of revenue recognized as a result of the SECA settlement.

For the year ended December 31, 2011, Revenues decreased $61.1 million, or 4%, to $1,677.7 million from $1,738.8 million in the prior year.  This decrease was primarily the result of lower average retail rates, retail sales volumes and decreased RTO capacity and other revenues, partially offset by higher wholesale sales volumes and higher average wholesale prices.  The revenue components for the year ended December 31, 2011 are further discussed below:

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

•

Wholesale revenues increased $75.6 million primarily as a result of a 7% increase in average wholesale prices combined with a 13% increase in wholesale sales volume due in large part to the effect of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers.  This resulted in a favorable $48.0 million wholesale volume variance and a favorable $27.6 million wholesale price variance.

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

DP&L – Cost of Revenues

During the year ended December 31, 2012:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $25.7 million, or 7%, compared to 2011, primarily due to increased mark-to-market gains on coal contracts and decreased fuel costs partially offset by increased losses from the sale of coal.  During the year ended December 31, 2012, there was an 11% decrease in the volume of generation at our electric generating stations and mark-to-market gains were $8.4 million compared to $19.2 million of mark-to-market losses for the same period during 2011.  Offsetting these decreases were $11.8 million in realized losses from the sale of coal, compared to $8.8 million of realized gains during the same period in 2011.

•

Net purchased power decreased $92.1 million, or 23%, compared to the same period in 2011 due largely to decreased RTO capacity and other charges of $117.4 million which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  RTO capacity prices are set by an annual auction.  This decrease also includes the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges.  Partially offsetting these decreases were increased purchased power costs of $30.1 million, $83.5 million due to increased volume offset by $53.3 million due to lower average market prices for purchased power.  Purchased power volume increased due to lower internal generation and increased power sales to DPLER and MC Squared.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

For the year ended December 31, 2011:

•

Net fuel costs, which include coal, gas, oil, and emission allowance costs, increased $8.7 million, or 2%, compared to 2010, primarily due to the impact of mark-to-market losses on coal contracts in 2011 compared to gains in 2010, partially offset by a reduction in fuel costs and an increase in gains on the sale of coal.  Also offsetting the increase in fuel costs was a $15.0 million adjustment as a result of the approval of the fuel settlement agreement by the PUCO.  The adjustment was due to the reversal of a provision recorded in accordance with the regulatory accounting rules.

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

DP&L – Operation and Maintenance

$ in millions	2012 vs. 2011
Low-income payment program (a)	$21.3
Energy efficiency programs (a)	9.2
Generating facilities operating and maintenance expenses	6.0
Pension	5.7
Legal and other consulting costs	3.1
Merger-related costs	(19.4)
Maintenance of overhead transmission and distribution lines	(10.2)
Other, net	5.4
Total operation and maintenance expense	$21.1

(a)            There is a corresponding increase in Revenues associated with these programs resulting in no impact to Net income.

During the year ended December 31, 2012,  Operation and maintenance expense increased $21.1 million, or 6%, compared to 2011.  This variance was primarily the result of:

•	increased assistance for low-income retail customers which is funded by the USF revenue rate rider,
•	increased expenses relating to energy efficiency programs that were put in place for our customers,
•	increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2011,
•	higher pension expenses primarily related to changes in plan assumptions, specifically a lower discount rate and lower expected rate of return on plan assets, and
•	increased expenses related to legal and other consulting services that were not related to the Merger.

These increases were partially offset by:

•	higher costs in the prior year related to the Merger, and
•	decreased expense related to the maintenance of overhead transmission and distribution lines primarily as a result of storms, including a significant ice storm in February 2011.

$ in millions	2011 vs. 2010
Merger-related costs	$19.4
Low-income payment program (a)	14.6
Generating facilities operating and maintenance expenses	12.8
Maintenance of overhead transmission and distribution lines	9.1
Health insurance / long-term disability	(6.3)
Pension	(3.3)
Other, net	(11.6)
Total operation and maintenance expense	$34.7

(a)            There is a corresponding increase in Revenues associated with these programs resulting in no impact to Net income.

During the year ended December 31, 2011, Operation and maintenance expense increased $34.7 million, or 11%, compared to 2011.  This variance was primarily the result of:

•	increased costs related to the Merger,
•	increased assistance for low-income retail customers which is funded by the USF revenue rate rider,
•	increased expenses for generating facilities largely due to the length and timing of planned outages at jointly-owned production units relative to the same period in 2010, and
•	increased expenses related to the maintenance of overhead transmission and distribution lines primarily as a result of storms, including a significant ice storm in February 2011.

These increases were partially offset by:

•	lower health insurance and disability costs primarily due to fewer employees going onto long-term disability during the current year as compared to the same period in 2010, and
•	lower pension expenses primarily related to a $40 million contribution to the pension plan during 2011.

DP&L – Depreciation and Amortization

During the year ended December 31, 2012, Depreciation and amortization expense increased $6.4 million as compared to 2011.  The increase primarily reflects the effect of investments in plant and equipment, partially offset by a reduction of approximately $1.8 million related to a decrease in plant values as a result of impairment in the value of certain electric generating stations in the third quarter of 2012.

During the year ended December 31, 2011, Depreciation and amortization expense increased $4.2 million as compared to 2010.  The increase primarily reflected the effect of investments in property, plant and equipment, partially offset by the effect of a depreciation study which resulted in lower depreciation rates on generation property which were implemented on July 1, 2010, reducing the expense by $3.4 million during the year ended December 31, 2011.

DP&L – General Taxes

During the year ended December 31, 2012, General taxes decreased $1.5 million to $74.4 million compared to 2011.  This decrease was primarily the result of lower payroll and Ohio commercial activity taxes in 2012 compared to 2011.

During the year ended December 31, 2011, General taxes increased $3.5 million to $75.9 million compared to 2010.  This increase was primarily the result of higher property tax accruals in 2011 compared to 2010.

DP&L – Fixed-asset Impairment

During the year ended December 31, 2012,  DP&L recorded an impairment of certain generation facilities of $80.8 million. See Note 15 of Notes to DP&L’s Financial Statements.

DP&L – Interest Expense

Interest expense recorded during 2012 did not fluctuate significantly from that recorded in 2011.

Interest expense recorded during 2011 did not fluctuate significantly from that recorded in 2010.

DP&L – Income Tax Expense

During the year ended December 31, 2012, Income tax expense decreased $49.1 million compared to 2011 primarily due to decreases in pre-tax income, lower non-deductible compensation expenses related to the Merger and a write-off in 2011 of a deferred tax asset on the termination of the ESOP.   These were partially offset by a reduction in Internal Revenue Code Section 199 tax benefits and an adjustment of property-related deferred taxes.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL  REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  The following table provides a summary of the cash flows for DPL and DP&L:

DPL	Successor	Combined	Successor	Predecessor
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Net cash from operating activities	$291.5	$333.0	$(1.4)	$334.4	$473.1
Net cash from investing activities	(199.2)	(151.1)	(30.4)	(120.7)	(229.5)
Net cash from financing activities	(73.7)	(151.6)	88.9	(240.5)	(194.5)

Net change	18.6	30.3	57.1	(26.8)	49.1
Assumption of cash at acquisition	-	19.2	19.2	-	-
Cash and cash equivalents at beginning of period	173.5	124.0	97.2	124.0	74.9
Cash and cash equivalents at end of period	$192.1	$173.5	$173.5	$97.2	$124.0

DP&L	Years ended December 31,
$ in millions	2012	2011	2010

Net cash from operating activities	$339.8	$364.2	$455.3
Net cash from investing activities	(197.5)	(185.0)	(157.5)
Net cash from financing activities	(146.0)	(201.0)	(300.9)

Net change	(3.7)	(21.8)	(3.1)
Cash and cash equivalents at beginning of period	32.2	54.0	57.1
Cash and cash equivalents at end of period	$28.5	$32.2	$54.0

The significant items that have impacted the cash flows for DPL and DP&L are discussed in greater detail below:

DPL – Net Cash provided by Operating Activities

DPL’s Net cash provided by operating activities for the years ended December 31, 2012,  2011 and 2010 are summarized as follows:

	Successor	Combined	Successor	Predecessor
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Net income	$(1,729.8)	$144.3	$(6.2)	$150.5	$290.3
Depreciation and amortization	201.5	152.6	23.2	129.4	139.4
Deferred income taxes	(4.2)	65.6	0.1	65.5	59.9
Impairment of Goodwill	1,817.2	-	-	-	-
Recognition of deferred SECA	(17.8)	-	-	-	-
Charge for early redemption of debt	-	15.3	-	15.3	-
Contribution to pension plan	-	(40.0)	-	(40.0)	(40.0)
Deferred regulatory assets, net	(1.1)	(14.3)	0.1	(14.4)	21.8
Cash settlement of interest rate hedges, net of tax	-	(31.3)	-	(31.3)	-
Other	25.7	40.8	(18.6)	59.4	1.7
Net cash from operating activities	$291.5	$333.0	$(1.4)	$334.4	$473.1

During the year ended December 31, 2012, Net cash provided by operating activities was primarily a result of Net income adjusted for noncash depreciation and amortization, as well as a noncash charge for the impairment of goodwill.

During the year ended December 31, 2011, Net cash provided by operating activities was primarily a result of Net income adjusted for noncash depreciation and amortization, combined with the following significant transactions:

•	The $65.6 million increase to Deferred income taxes primarily results from changes related to pension contributions, depreciation expense and repair expense.
•	A $15.3 million charge for the early redemption of DPL Capital Trust II securities.
•	DP&L made discretionary contributions of $40.0 million to the defined benefit pension plan in 2011.
•	DPL made a cash payment of $48.1 million ($31.3 million net of tax) related to interest rate hedge contracts that settled during the period.
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

During the year ended December 31, 2010, Net cash provided by operating activities was primarily a result of Net income adjusted for noncash depreciation and amortization, combined with the following significant transactions:

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

DP&L – Net Cash provided by Operating Activities

DP&L’s Net cash provided by operating activities for the years ended December 31, 2012,  2011 and 2010 are summarized as follows:

	Years ended December 31,
$ in millions	2012	2011	2010

Net income	$91.2	$193.2	$277.7
Depreciation and amortization	141.3	134.9	130.7
Deferred income taxes	3.6	50.7	54.3
Fixed asset impairment	80.8	-	-
Recognition of deferred SECA	(17.8)	-	-
Contribution to pension plan	-	(40.0)	(40.0)
Deferred regulatory assets, net	(1.5)	(12.6)	21.8
Other	42.2	38.0	10.8
Net cash from operating activities	$339.8	$364.2	$455.3

During the year ended December 31, 2012 the significant components of DP&L’s Net cash provided by operating activities was primarily a result of Net income adjusted for noncash depreciation and amortization, as well as a noncash charge related to the impairment of certain generation facilities.  During the years ended December 31, 2011 and 2010, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.

DPL – Net Cash used for Investing Activities

DPL’s Net cash used for investing activities for the years ended December 31, 2012,  2011 and 2010 are summarized as follows:

	Successor	Combined	Successor	Predecessor
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Environmental and renewable energy capital expenditures	$(8.2)	$(11.8)	$-	$(11.8)	$(11.9)
Other plant-related asset acquisitions	(189.9)	(192.9)	(30.5)	(162.4)	(140.8)
Purchase of MC Squared	-	(8.3)	-	(8.3)	-
Proceeds from sale of short-term investments	-	69.2	-	69.2	(69.3)
Other	(1.1)	(7.3)	0.1	(7.4)	(7.5)
Net cash from investing activities	$(199.2)	$(151.1)	$(30.4)	$(120.7)	$(229.5)

During the year ended December 31, 2012, DP&L’s environmental expenditures were primarily related to pollution control devices at our electric generation stations.

During the year ended December 31, 2011, DP&L’s  environmental expenditures were primarily related to pollution control devices at our generation stations.  Additionally, DPL, on behalf of DPLER, made a cash payment of approximately $8.3 million to acquire MC Squared.  Furthermore,  DPL redeemed $70.9 million of short-term investments mostly comprised of VRDN securities and purchased an additional $1.7 million of short-term investments during the same period.  The VRDN securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

During the year ended December 31, 2010, DP&L continued to see reductions in its environmental capital expenditures due to the completion of FGD and SCR projects including the FGD and SCR equipment completed and placed into service at Conesville during the fourth quarter of 2010.  Approximately $4.2 million of the environmental capital expenditures incurred during 2010 relate to the construction of a solar energy facility at Yankee station.  DP&L also continued to make upgrades and other investments in other generation, transmission and distribution equipment.  Additionally, DPL purchased $54.2 million of VRDN securities, net of redemptions from various institutional securities brokers as well as $15.1 million of investment-grade fixed income corporate bonds.  The VRDN securities are backed by irrevocable letters of credit.  These securities have variable coupon rates that are typically re-set weekly relative to various short-term rate indices.  DPL can tender these VRDN securities for sale upon notice to the broker and receive payment for the tendered securities within seven days.

DP&L – Net Cash used for Investing Activities

DP&L’s Net cash used for investing activities for the years ended December 31, 2012,  2011 and 2010 are summarized as follows:

	Years ended December 31,
$ in millions	2012	2011	2010

Environmental and renewable energy capital expenditures	$(8.2)	$(11.8)	$(11.9)
Other plant-related asset acquisitions	(187.3)	(192.7)	(138.1)
Proceeds from liquidation of DPL stock, held in trust	-	26.9	-
Other	(2.0)	(7.4)	(7.5)
Net cash from investing activities	$(197.5)	$(185.0)	$(157.5)

During the year ended December 31, 2012, DP&L’s environmental expenditures were primarily related to pollution control devices at our generation stations.

During the year ended December 31, 2011, DP&L’s environmental expenditures were primarily related to pollution control devices at our generation stations.  Additionally, DP&L received proceeds of $26.9 million related to the liquidation of DPL stock held in the Master Trust.

During the year ended December 31, 2010, DP&L continued to see reductions in its environmental capital expenditures due to the completion of FGD and SCR projects including the FGD and SCR equipment completed and placed into service at Conesville during the fourth quarter of 2010.  Approximately $4.2 million of the environmental capital expenditures incurred during 2010 relate to the construction of a solar energy facility at Yankee station.  DP&L also continued to make upgrades and other investments in other generation, transmission and distribution equipment.

DPL – Net Cash used for Financing Activities

DPL’s Net cash used for financing activities for the years ended December 31, 2012,  2011 and 2010 are summarized as follows:

	Successor	Combined	Successor	Predecessor
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Dividends paid on common stock	$(64.1)	$(176.0)	$(63.0)	$(113.0)	$(139.7)
Retirement of long-term debt	(0.1)	(297.5)	-	(297.5)	-
Early redemption of long-term debt, including premium	-	(134.2)	-	(134.2)	-
Payment of MC Squared debt	-	(13.5)	-	(13.5)	-
Repurchase of DPL common stock	-	-	-	-	(56.4)
Payment to former warrant holders	(9.0)	-	-	-	-
Issuance of long-term debt	-	425.0	125.0	300.0	-
Proceeds from liquidation of DPL stock, held in trust	-	26.9	26.9	-	-
Proceeds from exercise of warrants	-	14.7	-	14.7	-
Other	(0.5)	3.0	-	3.0	1.6
Net cash from financing activities	$(73.7)	$(151.6)	$88.9	$(240.5)	$(194.5)

During the year ended December 31, 2012, DPL’s Net cash from financing activities primarily relate to common stock dividends and payments to a former warrant holder.

During the year ended December 31, 2011, DPL paid common stock dividends of $176.0 million and retired long-term debt of $297.5 million.  Additionally, DPL paid $134.2 million for its purchase of a portion of the DPL Capital Trust II capital securities, of which $122.0 million related to the capital securities and an additional $12.2 million related to the premium paid on the purchase.  DPL also paid down the debt of MC Squared which was acquired in February 2011.  DPL received $425.0 million from the issuance of additional debt.  DPL received $26.9 million upon the liquidation of DPL stock held in the DP&L Master Trust and $14.7 million from the exercise of 700,000 warrants.

During the year ended December 31, 2010,  DPL paid common stock dividends of $139.7 million.  In addition, under the stock repurchase programs approved by the Board of Directors in October 2009 and October 2010 (see Note 14 of Notes to DPL’s Consolidated Financial Statements), DPL repurchased approximately 2.18 million DPL common shares for $56.4 million.

DP&L – Net Cash used for Financing Activities

DP&L’s Net cash used for financing activities for the years ended December 31, 2012,  2011 and 2010 are summarized as follows:

	Years ended December 31,
$ in millions	2012	2011	2010

Dividends paid on common stock	$(145.0)	$(220.0)	$(300.0)
Cash contribution from parent	-	20.0	-
Cash withdrawn from restricted funds	-	-	-
Other	(1.0)	(1.0)	(0.9)
Net cash from financing activities	$(146.0)	$(201.0)	$(300.9)

During the year ended December 31, 2012, DP&L’s Net cash used for financing activities primarily relates to $145 million in dividends.

During the year ended December 31, 2011, DP&L’s Net cash used for financing activities primarily relates to $220 million in dividends offset by $20 million of additional capital contributed by DPL.

During the year ended December 31, 2010, DP&L’s Net cash used for financing activities primarily relates to $300 million in dividends.

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations.  Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities, taxes, interest and dividend payments.  For 2013 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from the capital markets as our internal liquidity needs and market conditions warrant.  We also expect that the borrowing capacity under credit facilities will continue to be available to manage working capital requirements during those periods.

At the filing date of this annual report on Form 10-K, DP&L has access to $400.0 million of short-term financing under two revolving credit facilities.  The first facility, established in August 2011, is for $200.0 million, expires in August 2015 and has eight participating banks, with no bank having more than 22% of the total commitment.  DP&L also has the option to increase the borrowing under the first facility by $50.0 million.  The second facility, established in April 2010, is for $200.0 million and expires in April 2013.  A total of five banks participate in this facility, with no bank having more than 35% of the total commitment.  DP&L also has the option to increase the borrowing under the second facility by $50.0 million.

At the filing date of this annual report on Form 10-K, DPL has access to $75.0 million of short-term financing under a revolving credit facility established in August 2011.  This facility expires in August 2014, and has seven participating banks with no bank having more than 32% of the total commitment.  In addition, DPL entered into a $425.0 million unsecured term loan agreement with a syndicated bank group in August 2011.  This agreement is for a three year term expiring on August 24, 2014.  The entire $425.0 million has been drawn under this facility.

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2012

DP&L	Revolving	August 2015	$200.0	$200.0

DP&L	Revolving	April 2013	200.0	200.0

DPL	Revolving	August 2014	75.0	75.0

			$475.0	$475.0

Each DP&L revolving credit facility has a $50 million letter of credit sublimit.  The entire DPL revolving credit facility amount is available for letter of credit issuances.  As of December 31, 2012 and through the date of filing this annual report on Form 10-K, there were no letters of credit issued and outstanding on the revolving credit facilities.

Cash and cash equivalents for DPL and DP&L amounted to $192.1 million and $28.5 million, respectively, at December 31, 2012.  At that date, neither DPL nor DP&L had short-term investments.

Capital Requirements

CONSTRUCTION ADDITIONS

	Actual			Projected
$ in millions	2010	2011	2012	2013	2014	2015

DPL	$151	$201	$180	$155	$150	$165

DP&L	$148	$199	$177	$140	$145	$160

Planned construction additions for 2013 relate primarily to new investments in and upgrades to DP&L’s electric generating station equipment and transmission and distribution system.  Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.

DPL, through its subsidiary DP&L, is projecting to spend an estimated $470.0 million in capital projects for the period 2013 through 2015.  Approximately $15.0 million of this projected amount is to enable DP&L to meet the recently revised reliability standards of NERC.  DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member.  NERC has recently changed the definition of the Bulk Electric System (BES) to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply.  DP&L’s 138 kV facilities were previously not subject to these reliability standards.  Accordingly, DP&L anticipates spending approximately $72.0 million within the next five years to reinforce its 138 kV system to comply with these new NERC standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants

As mentioned above, DPL has access to $75.0 million of short-term financing under its revolving credit facility and has borrowed $425.0 million under its term loan facility.

Each of these facilities has two financial covenants, one of which was changed as part of amendments dated October 19, 2012, to the facilities negotiated between DPL and the syndicated bank groups.  The first financial covenant, originally a Total Debt to Capitalization ratio that was not to exceed 0.70 to 1.00, was changed, effective September 30, 2012, to a Total Debt to EBITDA (DPL’s consolidated earnings before interest, taxes, depreciation and amortization) ratio.   The Total Debt to EBITDA ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters.  The ratio is not to exceed 7.00 to 1.00 for the for the period September 30, 2012 through December 31, 2012; it then steps up to not exceed 7.75 to 1.00 for the period January 1, 2013 through March 31, 2013; it then steps up to not exceed 8.00 to 1.00 for the period April 1, 2013 through June 30, 2013; and finally it steps up to not exceed 8.25 to 1.00  as of July 1, 2013 and thereafter.  As of December 31, 2012, the first financial covenant was met with a ratio of 5.57 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio.  The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.  The ratio requires DPL’s consolidated EBITDA to consolidated interest expense to be not less than 2.50 to 1.00. As of December 31, 2012, the second covenant was met with a ratio of 3.77 to 1.00.

Also mentioned above, DP&L has access to $400.0 million of short-term financing under its two revolving credit facilities.  The following financial covenant is contained in each revolving credit facility: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of December 31, 2012, this covenant was met with a ratio of 0.43 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guaranty obligations, divided by the total of DP&L’s shareholders’ equity and total debt including guaranty obligations.

Debt Ratings

The following table outlines the debt ratings and outlook for each company, along with the effective dates of each rating and outlook for DPL and DP&L.

	DPL (a)	DP&L (b)	Outlook	Effective

Fitch Ratings	BB	BBB+	Rating Watch Negative	November 2012
Moody's Investors Service, Inc.	Ba1	A3	Under Review for Downgrade	November 2012
Standard & Poor's Financial Services LLC	BB	BBB-	Stable	November 2012

Credit Ratings

The following table outlines the credit ratings (issuer/corporate rating) and outlook for each company, along with the effective dates of each rating and outlook for DPL and DP&L.

	DPL (a)	DP&L (b)	Outlook	Effective

Fitch Ratings	BB	BBB-	Rating Watch Negative	November 2012
Moody's Investors Service, Inc.	Ba1	Baa2	Under Review for Downgrade	November 2012
Standard & Poor's Financial Services LLC	BB	BB	Stable	November 2012

On November 7, 2012, Fitch Ratings issued a new DPL issuer credit rating (Credit Rating) and a new rating on DPL’s senior unsecured debt (Debt Rating) of BB with an outlook of “Rating Watch Negative”.  DP&L did not receive a new rating, but the outlook on its issuer credit rating and DP&L’s senior secured debt changed to “Rating Watch Negative”.  On November 8, 2012, Standard and Poor’s Ratings Services issued a new DPL issuer credit rating (Credit Rating) of BB and a new rating on DPL’s senior unsecured debt (Debt Rating) of BB- with an outlook of “Stable”.  On November 9th 2012, Moody’s Investors Services, Inc. placed all the ratings of DPL and DP&L under review for possible downgrade.  Standard and Poor’s also downgraded DP&L’s issuer rating (Credit Rating) to BB and DP&L’s senior secured debt (Debt Rating) rating to BBB- with an outlook of “Stable”.  The change in ratings from our rating agencies could have an impact on the market price of our debt and DP&L’s preferred stock.

If the rating agencies were to reduce our debt or credit ratings, our borrowing costs may increase, our potential pool of investors and funding resources may be reduced, and we may be required to post additional collateral under selected contracts.  These events may have an adverse effect on our results of operations, financial condition and cash flows.  In addition, any such reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities.  Non-investment grade companies, such as DPL, may experience higher costs to issue new securities.    DP&L is still considered investment grade by two of the three rating agencies above.

Off-Balance Sheet Arrangements

DPL – Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiaries, DPLE and DPLER, and its wholly-owned subsidiary MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes. During the year ended December 31, 2012,  DPL did not incur any losses related to the guarantees of these obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At December 31, 2012,  DPL had $21.5 million of guarantees to third parties for future financial or performance assurance under such agreements, on behalf of DPLE, DPLER and MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Consolidated Balance Sheets was $0.0 million at December 31, 2012 and $0.1 million at December 31, 2011.

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  DP&L could be responsible for the repayment of 4.9%, or $78.2 million, of a $1,596.5 million debt obligation comprised of both fixed and variable rate securities with maturities between 2013 and 2040.   This would only happen if this electric generation company defaulted on its debt payments.  As of December 31, 2012, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2012, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:

Long-term debt	$2,598.7	$570.4	$425.3	$450.2	$1,152.8
Interest payments	1,031.4	133.5	216.3	174.1	507.5
Pension and postretirement payments	256.2	24.6	50.3	51.1	130.2
Operating leases	1.0	0.4	0.6	-	-
Coal contracts (a)	586.4	227.6	150.6	138.8	69.4
Limestone contracts (a)	26.8	5.4	10.7	10.7	-
Purchase orders and other contractual obligations	55.9	34.6	10.9	10.4	-
Reserve for uncertain tax positions	18.3	18.3	-	-	-
Total contractual obligations	$4,574.7	$1,014.8	$864.7	$835.3	$1,859.9

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DP&L:

Long-term debt	$903.2	$570.4	$0.3	$0.2	$332.3
Interest payments	361.9	34.0	31.6	31.6	264.7
Pension and postretirement payments	256.2	24.6	50.3	51.1	130.2
Operating leases	1.0	0.4	0.6	-	-
Coal contracts (a)	586.4	227.6	150.6	138.8	69.4
Limestone contracts (a)	26.8	5.4	10.7	10.7	-
Purchase orders and other contractual obligations	55.9	34.6	10.9	10.4	-
Reserve for uncertain tax positions	18.3	18.3	-	-	-
Total contractual obligations	$2,209.7	$915.3	$255.0	$242.8	$796.6

(a)            Total at DP&L operated units.

Long-term debt:

DPL’s Long-term debt as of December 31, 2012 consists of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds,  capital leases, and the Wright-Patterson Air Force Base (WPAFB) note.  These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

DP&L’s Long-term debt as of December 31, 2012 consists of its first mortgage bonds, tax-exempt pollution control bonds, capital leases and the WPAFB note.  These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 7 of the Notes to DPL’s Consolidated Financial Statements and Note 6 of the Notes to DP&L’s Financial Statements.

Interest payments:

Interest payments are associated with the long-term debt described above.  The interest payments relating to variable-rate debt are projected using the interest rate prevailing at December 31, 2012.

Pension and postretirement payments:

As of December 31, 2012,  DPL, through its principal subsidiary DP&L, had estimated future benefit payments as outlined in Note 9 of Notes to DPL’s Consolidated Financial Statements and Note 8 of Notes to DP&L’s Financial Statements.  These estimated future benefit payments are projected through 2022.

Capital leases:

As of December 31, 2012,  DPL, through its principal subsidiary DP&L, had two immaterial capital leases that expire in 2013 and 2014.

Operating leases:

As of December 31, 2012,  DPL, through its principal subsidiary DP&L, had several immaterial operating leases with various terms and expiration dates.

Coal contracts:

DPL, through its principal subsidiary DP&L, has entered into various long-term coal contracts to supply the coal requirements for the generating stations it operates.  Some contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DPL, through its principal subsidiary DP&L, has entered into various limestone contracts to supply limestone used in the operation of FGD equipment at its generating facilities.

Purchase orders and other contractual obligations:

As of December 31, 2012,  DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

Reserve for uncertain tax positions:

As of December 31, 2012, DPL and DP&L had $18.3 million in uncertain tax positions which are expected to be resolved within the next year.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and wholesale sales requirements for 2013 under contract, sales requirements may change, particularly for retail load.  The majority of the contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments and some are priced based on market indices.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and electric generation station mix.  To the extent we are not able to hedge against price volatility or recover increases through our fuel and purchased power recovery rider that began in January 2010, our results of operations, financial condition or cash flows could be materially affected.

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

Commodity derivatives

To minimize the risk of fluctuations in the market price of commodities, such as coal, power, and heating oil, we may enter into commodity forward and futures contracts to effectively hedge the cost/revenues of the commodity.  Maturity dates of the contracts are scheduled to coincide with market purchases/sales of the commodity.  Cash proceeds or payments between us and the counterparty at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased or sold. We generally do not enter into forward contracts beyond thirty-six months.

A 10% increase or decrease in the market price of our heating oil forwards at December 31, 2012 would not have a significant effect on Net income.

The following table provides information regarding the volume and average market price of our power forward derivative contracts at December 31, 2012 and the effect to Net income if the market price were to increase or decrease by 10%:

Power Forwards	Contract Volume (in millions of tons)	Weighted Average Market Price per ton	Increase / decrease in Net income (in millions)
2013- Net Purchase/(Sale) Position	(0.9)	$ 34.14	$ (2.2)
2014- Net Purchase/(Sale) Position	(0.6)	$ 35.45	$ (1.6)

Wholesale revenues

Approximately 11% of DPL’s and 36% of DP&L’s electric revenues for the year ended December 31, 2012 were from sales of excess energy and capacity in the wholesale market (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER).  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.

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

The table below provides the effect on annual Net income as of December 31, 2012 of a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$6.0	$5.1

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

($/MW-day)	PJM Delivery Year
	2011/12	2012/13	2013/14	2014/15	2015/16
Capacity clearing price	$110	$16	$28	$126	$136

Our computed average capacity prices by calendar year are reflected in the table below:

	Calendar Year
($/MW-day)	2011	2012	2013	2014	2015
Computed average capacity price	$137	$55	$23	$85	$132

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

The table below provides estimates of the effect on annual net income as of December 31, 2012 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through December 31, 2012.  As of December 31, 2012, approximately 34% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$5.9	$4.5

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and purchased power costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the years ended December 31, 2012, 2011 and 2010 were 39%,  37% and 43%,  respectively.  We have a significant portion of projected 2013 fuel needs under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2 allowances for 2013; however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2013 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and electric generation station mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO retail customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, SSO customers currently represent approximately 34% of DP&L’s total fuel costs.  The table below provides the effect on annual net income as of December 31, 2012, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 34% recovery:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$23.2	$21.6

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL and DP&L have both fixed-rate and variable rate long-term debt.  DPL’s variable-rate debt consists of a $425 million unsecured term loan with a syndicated bank group.  The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR.  DP&L’s variable-rate debt is comprised of publicly held pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indexes can be affected by market demand, supply, market interest rates and other economic conditions.  See Note 7 of Notes to DPL’s Consolidated Financial Statements.

We partially hedge against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing.  As of December 31, 2012, we have entered into interest rate hedging relationships with an aggregate notional amount of $160.0 million related to planned future borrowing activities in calendar year 2013.  The average interest rate associated with the $160.0 million aggregate notional amount interest rate hedging relationships is 3.8%.  We are limiting our exposure to changes in interest rates since we believe the market interest rates at which we will be able to borrow in the future may increase.

The carrying value of DPL’s debt was $2,609.9 million at December 31, 2012, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds, capital leases, and the WPAFB note.  All of DPL’s debt was adjusted to fair value at the Merger date according to FASC 805.  The fair value of this debt at December 31, 2012 was $2,707.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2013	2014	2015	2016	2017	Thereafter	2012 (a)	2012
Long-term debt

Variable-rate debt	$100.0	$425.0	$-	$-	$-	$-	$525.0	$525.0

Average interest rate	0.2%	2.5%	0.0%	0.0%	0.0%	0.0%

Fixed-rate debt	$470.4	$0.2	$0.1	$450.1	$0.1	$1,152.8	2,073.7	2,182.1

Average interest rate	5.1%	5.2%	4.2%	6.5%	4.2%	6.6%

Total							$2,598.7	$2,707.1

The carrying value of DP&L’s debt was $903.1 million at December 31, 2012, consisting of its first mortgage bonds, tax-exempt pollution control bonds, capital leases and the WPAFB note.  The fair value of this debt at December 31, 2012 was $926.9 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes.  Note that the DP&L debt was not revalued using push-down accounting as a result of the Merger.

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2013	2014	2015	2016	2017	Thereafter	2012 (a)	2012
Long-term debt

Variable-rate debt	$100.0	$-	$-	$-	$-	$-	$100.0	$100.0

Average interest rate	0.2%	0.0%	0.0%	0.0%	0.0%	0.0%

Fixed-rate debt	$470.4	$0.2	$0.1	$0.1	$0.1	$332.3	803.2	826.9

Average interest rate	5.1%	5.2%	4.2%	4.2%	4.2%	4.8%

Total							$903.2	$926.9

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at December 31, 2012 and 2011 for which an immediate adverse market movement causes a potential material effect on our financial condition, results of operations, or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of December 31, 2012 and 2011, we did not hold any market risk sensitive instruments which were entered into for trading purposes.

Carrying value and fair value of debt with one percent interest rate risk

DPL
$ in millions	Carrying value at December 31, 2012 (a)	Fair value at December 31, 2012	One Percent Interest Rate Risk	Carrying value at December 31, 2011 (a)	Fair value at December 31, 2011	One Percent Interest Rate Risk
Long-term debt

Variable-rate debt	$525.0	$525.0	$5.3	$525.0	$525.0	$5.3

Fixed-rate debt	2,084.9	2,182.1	21.8	2,104.3	2,185.6	21.9

Total	$2,609.9	$2,707.1	$27.1	$2,629.3	$2,710.6	$27.2

(a)            Carrying value includes unamortized debt discounts and premiums.

DP&L
$ in millions	Carrying value at December 31, 2012 (a)	Fair value at December 31, 2012	One Percent Interest Rate Risk	Carrying value at December 31, 2011 (a)	Fair value at December 31, 2011	One Percent Interest Rate Risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0	$100.0	$100.0	$1.0

Fixed-rate debt	803.1	826.9	8.3	803.4	834.5	8.3

Total	$903.1	$926.9	$9.3	$903.4	$934.5	$9.3

(a)            Carrying value includes unamortized debt discounts and premiums.

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $2,182.1 million of fixed-rate debt and not on DPL’s financial condition or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to the fair value of DPL’s $525.0 million variable-rate long-term debt outstanding as of December 31, 2012.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s  $826.9 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to the fair value of DP&L’s  $100.0 million variable-rate long-term debt outstanding as of December 31, 2012.

Equity Price Risk

As of December 31, 2012, approximately 27% of the defined benefit pension plan assets were comprised of investments in equity securities and 73% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  The equity securities are carried at their market value of approximately $101.1 million at December 31, 2012.  A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $10.1 million reduction in fair value as of December 31, 2012 and approximately a $0.7 million increase to the 2013 pension expense.

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

Impairments and Assets Held for Sale

In accordance with the provisions of GAAP relating to the accounting for goodwill, goodwill is not amortized, but is evaluated for impairment at least annually or more frequently if impairment indicators are present.  In evaluating the potential impairment of goodwill, we make estimates and assumptions about revenue, operating cash flows, capital expenditures, growth rates and discount rates based on our budgets and long term forecasts, macroeconomic projections, and current market expectations of returns on similar assets.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  Generally, the fair value of a reporting unit is determined using a discounted cash flow valuation model.  We could be required to evaluate the potential impairment of goodwill outside of the required annual assessment process if we experience situations, including but not limited to: deterioration in general economic conditions; operating or regulatory environment; increased competitive environment; increase in fuel costs particularly when we are unable to pass its effect to customers; negative or declining cash flows; loss of a key contract or customer particularly when we are unable to replace it on equally favorable terms; or adverse actions or assessments by a regulator.  These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods. Please see Note 19 of Notes to DPL’s Consolidated Financial Statements discussing the impairment of goodwill at DPL in 2012.

In accordance with the provisions of GAAP relating to the accounting for impairments, long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  We determine the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values.  An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows.  The measurement of impairment loss is the difference between the carrying amount and fair value of the asset.  Please see Note 15 of Notes to DP&L’s Financial Statements discussing the impairment of long-lived assets at DP&L in 2012.

Revenue Recognition (including Unbilled Revenue)

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

Income Taxes

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

Regulatory Assets and Liabilities

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

AROs

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

Insurance and Claims Costs

In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us, our subsidiaries and, in some cases, our partners in commonly-owned facilities we operate, for workers’ compensation, general liability, property damage, and directors’ and officers’ liability.  Insurance and Claims Costs on DPL’s Consolidated Balance Sheets include estimated liabilities for insurance and claims costs of approximately $11.5 million and $14.2 million at December 31, 2012 and 2011, respectively.  Furthermore, DP&L is responsible for claim costs below certain coverage thresholds of MVIC for the insurance coverage noted above.  In addition, DP&L has estimated liabilities for medical, life and disability claims costs below certain coverage thresholds of third-party providers.  DPL and DP&L record these additional insurance and claims costs of approximately $17.7 million and $18.9 million for 2012 and 2011, respectively, within Other current liabilities and Other deferred credits on the balance sheets.  The estimated liabilities for MVIC at DPL and the estimated liabilities for workers’ compensation, medical, life and disability claims at DP&L are actuarially determined based on a reasonable estimation of insured events occurring.  There is uncertainty associated with the loss estimates and actual results may differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

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

For 2013, we are maintaining our long-term rate of return assumption of 7.00% for pension plan assets and 6.00% for other postemployment benefit plan assets.  These rates of return represent our long-term assumptions based on our current portfolio mixes.  Also, for 2013, we have decreased our assumed discount rate to 4.04% from 4.88% for pension and to 3.75% from 4.62% for postretirement benefits expense to reflect current duration-based yield curve discount rates.  A one percent change in the rate of return assumption for pension would result in an increase or decrease to the 2013 pension expense of approximately $3.5 million.  A one percent increase in the discount rate for pension would result in a  decrease of approximately $1.5 million to 2013 pension expense.  A one percent decrease in the discount rate for pension would result in an increase of approximately $2.8 million to 2013 pension expense.

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

Contingent and Other Obligations

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

LEGAL AND OTHER MATTERS

A discussion of LEGAL AND OTHER MATTERS is described in Note 17 of Notes to DPL’s Consolidated Financial Statements and Note 14 of Notes to DP&L’s Financial Statements.  A discussion of environmental matters and competition and regulation matters affecting both DPL and DP&L is described in Item 1 – Environmental Considerations and Item 1 – Competition and Regulation.  Such discussions are incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to DPL’s Consolidated Financial Statements and Note 1 of Notes to DP&L’s Financial Statements and such discussion is incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

The information required by this item of Form 10-K is set forth in the Market Risk section under Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of DPL Inc.:

We have audited the accompanying Consolidated Balance Sheets of DPL Inc. as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations, Comprehensive Income / (Loss), Cash Flows and Shareholders’ Equity for the year ended December 31, 2012 and the period from November 28, 2011 through December 31, 2011.  Our audits also included the consolidated financial statement schedule “Schedule II – Valuation and Qualifying Accounts” for the year ended December 31, 2012 and the period from November 28, 2011 through December 31, 2011. These consolidated financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DPL Inc. at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and the period from November 28, 2011 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cincinnati, Ohio

February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors

DPL Inc.:

We have audited the accompanying consolidated statements of results of operations, comprehensive income / (loss), cash flows and shareholders’ equity for DPL Inc and its subsidiaries (DPL) for the period from January 1, 2011 through November 27, 2011 and for the year ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for the period from January 1, 2011 through November 27, 2011 and for the year ended December 31, 2010.  These consolidated financial statements and schedule are the responsibility of DPL’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2011 through November 27, 2011 and for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 27, 2012

DPL INC.
CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS
	Successor		Predecessor
$ in millions except per share amounts	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Revenues	$1,668.4	$156.9	$1,670.9	$1,831.4

Cost of revenues:
Fuel	361.9	35.8	355.8	383.9
Purchased power	342.1	36.7	404.6	387.4
Amortization of intangibles	95.1	11.6	-	-
Total cost of revenues	799.1	84.1	760.4	771.3

Gross margin	869.3	72.8	910.5	1,060.1

Operating expenses:
Operation and maintenance	406.4	47.5	377.8	340.6
Depreciation and amortization	125.4	11.6	129.4	139.4
General taxes	79.5	7.6	75.5	75.7
Goodwill impairment	1,817.2	-	-	-
Total operating expenses	2,428.5	66.7	582.7	555.7

Operating income / (loss)	(1,559.2)	6.1	327.8	504.4

Other income / (expense), net
Investment income	2.5	0.1	0.4	1.8
Interest expense	(122.9)	(11.5)	(58.7)	(70.6)
Charge for early redemption of debt	-	-	(15.3)	-
Other deductions	(2.5)	(0.3)	(1.7)	(2.3)
Total other expense, net	(122.9)	(11.7)	(75.3)	(71.1)

Earnings (loss) from operations before income tax	(1,682.1)	(5.6)	252.5	433.3

Income tax expense	47.7	0.6	102.0	143.0
Net income / (loss)	$(1,729.8)	$(6.2)	$150.5	$290.3

Average number of common shares outstanding (millions):
Basic	N/A	N/A	114.5	115.6
Diluted	N/A	N/A	115.1	116.1

Earnings per share of common stock:
Basic	N/A	N/A	$1.31	$2.51
Diluted	N/A	N/A	$1.31	$2.50

Dividends declared per share of common stock	N/A	N/A	$1.54	$1.21

See Notes to Consolidated Financial Statements.

DPL INC.
STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Net income / (loss)	$(1,729.8)	$(6.2)	$150.5	$290.3

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax benefit / (expense) of $(0.2), $0.0, $0.0 and $(0.2) for each respective period	0.5	-	-	0.4
Reclassification to earnings, net of immaterial tax effect	(0.1)	-	-	-
Total change in fair value of available-for-sale securities	0.4	-	-	0.4

Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of $1.4, $0.3, $31.2 and $(6.6) for each respective period	(1.5)	(0.5)	(58.2)	12.3
Reclassification to earnings, net of income tax benefit / (expense) of $0.4, $0.0, $(0.3) and $2.0 for each respective period	(0.5)	-	(0.3)	(5.9)
Total change in fair value of derivatives	(2.0)	(0.5)	(58.5)	6.4

Pension and postretirement activity:
Prior Service Cost for the period, net of income tax benefit / (expense) of $0.0, $0.2, $0.0 and $(3.7) for each respective period	-	(0.2)	0.1	7.0
Net loss for the period, net of income tax benefit / (expense) of $1.0, $(0.2), $(0.7) and $4.0 for each respective period	(1.9)	0.3	0.3	(6.1)
Reclassification to earnings, net of income tax benefit / (expense) of $0.0, $0.0, $1.5 and $(1.3) for each respective period	-	-	2.8	2.4
Total change in unfunded pension and postretirement	(1.9)	0.1	3.2	3.3

Other comprehensive income / (loss)	(3.5)	(0.4)	(55.3)	10.1

Net comprehensive income / (loss)	$(1,733.3)	$(6.6)	$95.2	$300.4

See Notes to Consolidated Financial Statements.

DPL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Cash flows from operating activities:
Net income / (loss)	$(1,729.8)	$(6.2)	$150.5	$290.3
Adjustments to reconcile Net income (loss) to Net cash from operating activities
Depreciation and amortization	125.4	11.6	129.4	139.4
Amortization of other assets	95.1	11.6	-	-
Amortization of debt market value adjustments	(19.0)	-	-	-
Deferred income taxes	(4.2)	0.1	65.5	59.9
Charge for early redemption of debt	-	-	15.3	-
Goodwill impairment	1,817.2	-	-	-
Recognition of deferred SECA revenue	(17.8)	-	-	-
Changes in certain assets and liabilities:
Accounts receivable	13.4	(12.3)	14.6	(1.5)
Inventories	15.6	(2.3)	(8.0)	12.4
Prepaid taxes	-	0.6	7.1	(9.0)
Taxes applicable to subsequent years	7.2	(71.2)	58.4	(4.1)
Deferred regulatory costs, net	(1.1)	0.1	(14.4)	21.8
Accounts payable	(16.2)	6.6	(0.6)	17.8
Accrued taxes payable	5.1	78.5	(58.6)	1.2
Accrued interest payable	1.5	6.4	(8.1)	(5.1)
Pension, retiree and other benefits	28.5	10.2	(34.2)	(58.2)
Unamortized investment tax credit	(0.3)	(0.2)	(2.3)	(2.8)
Insurance and claims costs	(2.8)	(0.1)	4.3	(6.1)
Other deferred debits, DPL stock held in trust	-	(26.9)	-	-
Other	(26.3)	(7.9)	15.5	17.1
Net cash from operating activities	291.5	(1.4)	334.4	473.1

Cash flows from investing activities:
Capital expenditures	(198.1)	(30.5)	(174.2)	(152.7)
Proceeds from sale of property - other	1.1	-	-	-
Purchase of emission allowances	(0.1)	-	(0.2)	(0.9)
Purchase of renewable energy credits	(5.4)	(0.6)	(3.8)	(2.0)
Purchase of MC Squared	-	-	(8.3)	-
Decrease / (increase) in restricted cash	2.9	1.0	(4.8)	(6.0)
Purchases of short-term investments	-	-	(1.7)	(86.4)
Sales of short-term investments	-	-	70.9	17.1
Other investing activities, net	0.4	(0.3)	1.4	1.4
Net cash from investing activities	(199.2)	(30.4)	(120.7)	(229.5)

DPL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010

Cash flows from financing activities:
Dividends paid on common stock	(64.1)	(63.0)	(113.0)	(139.7)
Contributions to additional paid-in capital from parent	0.3	-	-	-
Repurchase of DPL common stock	-	-	-	(56.4)
Payment to former warrant holders	(9.0)	-	-	-
Deferred finance costs	(0.8)	-	-	-
Proceeds from exercise of warrants	-	-	14.7	-
Proceeds from liquidation of DPL stock, held in trust	-	26.9	-	-
Retirement of long-term debt	(0.1)	-	(297.5)	-
Early redemption of Capital Trust II notes	-	-	(122.0)	-
Premium paid for early redemption of debt	-	-	(12.2)	-
Issuance of long-term debt	-	125.0	300.0	-
Payment of MC Squared debt	-	-	(13.5)	-
Borrowings from revolving credit facilities	-	-	50.0	-
Repayment of borrowings from revolving credit facilities	-	-	(50.0)	-
Exercise of stock options	-	-	1.6	1.4
Tax impact related to exercise of stock options	-	-	1.4	0.2
Net cash from financing activities	(73.7)	88.9	(240.5)	(194.5)

Cash and cash equivalents:
Net change	18.6	57.1	(26.8)	49.1
Assumption of cash at acquisition	-	19.2	-	-
Balance at beginning of period	173.5	97.2	124.0	74.9
Cash and cash equivalents at end of period	$192.1	$173.5	$97.2	$124.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$136.9	$6.0	$62.0	$77.1
Income taxes (refunded) / paid, net	$47.6	$-	$25.6	$87.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$16.7	$26.5	$18.9	$23.2
Long-term liability incurred for the purchase of plant assets	$-	$-	$18.7	$-
Assumption of debt with acquisition	$-	$1,250.0	$-	$-

See Notes to Consolidated Financial Statements.

DPL INC.
CONSOLIDATED BALANCE SHEETS

$ in millions	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$192.1	$173.5
Restricted cash	10.7	13.6
Accounts receivable, net (Note 3)	208.2	219.1
Inventories (Note 3)	110.1	125.8
Taxes applicable to subsequent years	69.3	76.5
Regulatory assets, current (Note 4)	21.1	20.8
Other prepayments and current assets	43.1	38.0
Total current assets	654.6	667.3

Property, plant and equipment:
Property, plant and equipment	2,590.4	2,360.3
Less: Accumulated depreciation and amortization	(115.9)	(7.5)
	2,474.5	2,352.8
Construction work in process	89.3	152.3
Total net property, plant and equipment	2,563.8	2,505.1

Other non-current assets:
Regulatory assets, non-current (Note 4)	185.5	193.2
Goodwill	759.1	2,576.3
Intangible assets, net of amortization (Note 6)	50.1	142.4
Other deferred assets	34.2	51.9
Total other non-current assets	1,028.9	2,963.8

Total Assets	$4,247.3	$6,136.2

See Notes to Consolidated Financial Statements.

DPL INC.
CONSOLIDATED BALANCE SHEETS

$ in millions	December 31, 2012	December 31, 2011

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current portion - long-term debt (Note 7)	$584.9	$0.4
Accounts payable	83.2	111.1
Accrued taxes	97.1	63.2
Accrued interest	31.8	30.2
Customer security deposits	15.0	15.9
Regulatory liabilities, current (Note 4)	0.1	0.5
Insurance and claims costs	11.5	14.2
Other current liabilities	96.9	69.2
Total current liabilities	920.5	304.7

Non-current liabilities:
Long-term debt (Note 7)	2,025.0	2,628.9
Deferred taxes (Note 8)	534.9	540.6
Taxes payable	68.1	96.9
Regulatory liabilities, non-current (Note 4)	117.3	118.6
Pension, retiree and other benefits	61.6	47.5
Unamortized investment tax credit	3.3	3.6
Other deferred credits	71.4	146.3
Total non-current liabilities	2,881.6	3,582.4

Redeemable preferred stock of subsidiary	18.4	18.4

Commitments and contingencies (Note 17)

Common shareholder's equity:
Common stock:
1,500 shares authorized; 1 share issued and outstanding
at December 31, 2012 and 2011	2,236.7	2,237.3
Accumulated other comprehensive loss	(3.9)	(0.4)
Retained earnings / (deficit)	(1,806.0)	(6.2)
Total common shareholder's equity	426.8	2,230.7

Total Liabilities and Shareholder's Equity	$4,247.3	$6,136.2

See Notes to Consolidated Financial Statements.

DPL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock (b)
$ in millions (except Outstanding Shares)	Outstanding Shares	Amount	Warrants	Common Stock Held by Employee Plans	Accumulated Other Comprehensive Income / (Loss)	Other Paid-in Capital	Retained Earnings	Total

Beginning balance	118,966,767	$1.2	$2.9	$(19.3)	$(29.0)	$-	$1,144.1	$1,099.9

Year ended December 31, 2010 (Predecessor):
Total comprehensive income (loss)					10.1		290.3	300.4
Common stock dividends (a)							(139.7)	(139.7)
Repurchase of warrants			(0.2)					(0.2)
Exercise of warrants	18,288							-
Treasury stock purchased	(2,182,751)						(56.4)	(56.4)
Treasury stock reissued	122,540						2.4	2.4
Tax effects to equity							0.2	0.2
Employee / Director stock plans				6.8			5.1	11.9
Ending balance	116,924,844	1.2	2.7	(12.5)	(18.9)	-	1,246.0	1,218.5

January 1, 2011 through November 27, 2011 (Predecessor)
Total comprehensive income (loss)					(55.3)		150.5	95.2
Common stock dividends (a)							(176.0)	(176.0)
Repurchase of warrants			(1.1)					(1.1)
Treasury stock reissued	805,150						18.2	18.2
Tax effects to equity							1.4	1.4
Employee / Director stock plans				12.7			1.8	14.5
Other					(0.1)		(0.1)	(0.2)
Ending balance	117,729,994	$1.2	$1.6	$0.2	$(74.3)	$-	$1,241.8	$1,170.5

DPL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
	Common Stock (b)
$ in millions (except Outstanding Shares)	Outstanding Shares	Amount	Warrants	Common Stock Held by Employee Plans	Accumulated Other Comprehensive Income / (Loss)	Other Paid-in Capital	Retained Earnings	Total

November 28, 2011 through December 31, 2011 (Successor)
Capitalization at Merger	1				-	2,235.6	-	2,235.6
Total comprehensive income (loss)					(0.4)		(6.2)	(6.6)
Contribution from parent						1.7		1.7
Ending balance	1	-	-	-	(0.4)	2,237.3	(6.2)	2,230.7

Year ended December 31, 2012 (Successor)
Total comprehensive income (loss)					(3.5)		(1,729.8)	(1,733.3)
Common stock dividends (a)							(70.0)	(70.0)
Other						(0.6)		(0.6)
Ending balance	1	$-	$-	$-	$(3.9)	$2,236.7	$(1,806.0)	$426.8

(a) Common stock dividends were $70.0 million in 2012, $1.54 per share in the period January 1, 2011 through November 27, 2011 and $1.21 per share in 2010.
(b) $0.01 par value, 250,000,000 shares authorized through November 27, 2011; 1,500 shares authorized from November 28, 2011 onwards.

See Notes to Financial Statements.

DPL Inc.

Notes to Consolidated Financial Statements

1. Overview and Summary of Significant Accounting Policies

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  DPL’s two reportable segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER subsidiary.  Refer to Note 18 for more information relating to these reportable segments.  The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

On November 28, 2011, DPL was acquired by AES in the Merger and DPL became a wholly-owned subsidiary of AES.  See Note 2.  Following the merger of DPL and Dolphin Subsidiary II, Inc., DPL became an indirectly wholly-owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L is engaged in the generation, transmission, distribution and sale of electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L's 24 county service area is primarily generated at eight coal-fired power electric generating stations and is distributed to more than 513,000 retail customers.  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.

DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPLER sells competitive retail electric service, under contract, to residential, commercial and industrial customers.  DPLER’s operations include those of its wholly-owned subsidiary, MC Squared, which was acquired on February 28, 2011.  DPLER has approximately 198,000 customers currently located throughout Ohio and Illinois.  Approximately 74,000 of DPLER’s customers are also electric distribution customers of DP&L.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the area.

DPL’s other significant subsidiaries include DPLE, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity and MVIC, our captive insurance company that provides insurance services to us and our other subsidiaries.  All of DPL’s subsidiaries are wholly-owned.

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

DPL and its subsidiaries employed 1,486 people as of December 31, 2012, of which 1,428 employees were employed by DP&L.  Approximately 52% of all DPL employees are under a collective bargaining agreement which expires on October 31, 2014.

Financial Statement Presentation

We prepare Consolidated Financial Statements for DPL.  DPL’s Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP.  DP&L’s undivided ownership interests in certain coal-fired generating stations are included in the financial statements at amortized cost, which was adjusted to fair value at the Merger date.  Operating revenues and expenses are included on a pro rata basis in the corresponding lines in the Consolidated Statement of Operations.  See Note 5 for more information.

Deferred SECA revenue of $17.8 million at December 31, 2011 was reclassified from Regulatory liabilities to Other deferred credits.  The FERC approved SECA billings were unearned revenue where the earnings process was not complete.  On July 5, 2012, a Stipulation was executed and filed with the FERC that resolved SECA claims against BP Energy Company (BP) and DP&L,  AEP (and its subsidiaries) and Exelon Corporation (and its subsidiaries).  On October 1, 2012, DP&L received $14.6 million (including interest income of $1.8 million) from BP and recorded the settlement in the third quarter; at December 31, 2012 there is no remaining balance in other deferred credits related to SECA.  See Note 17 for more information relating to SECA.

Certain immaterial amounts from prior periods, including derivative assets and liabilities and restricted cash, have been reclassified to conform to the current period presentation.

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

On November 28, 2011, AES completed the Merger with DPL.  As a result of the Merger, DPL is an indirect wholly-owned subsidiary of AES.  DPL’s basis of accounting incorporates the application of FASC 805, “Business Combinations” (FASC 805) as of the Merger date.  FASC 805 required the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the Merger date.  DPL’s Consolidated Financial Statements and accompanying footnotes have been segregated to present pre-merger activity as the “Predecessor” Company and post-merger activity as the “Successor” Company.  Purchase accounting impacts, including goodwill recognition, have been “pushed down” to DPL, resulting in the assets and liabilities of DPL being recorded at their respective fair values as of November 28, 2011.  See Note 2 for additional information.    AES finalized its purchase price allocation during the third quarter of 2012.

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

DPL remeasured the carrying amount of all of its assets and liabilities to fair value, which resulted in the recognition of approximately $2,576.3 million of goodwill, after adjustments.  FASC 350, “Intangibles – Goodwill and Other”, requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently if impairment indicators are present.  In evaluating the potential impairment of goodwill, we make estimates and assumptions about revenue, operating cash flows, capital expenditures, growth rates and discount rates based on our budgets and long term forecasts, macroeconomic projections, and current market expectations of returns on similar assets.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  Generally, the fair value of a reporting unit is determined using a discounted cash flow valuation model.  We could be required to evaluate the potential impairment of goodwill outside of the required annual assessment process if we experience situations, including but not limited to: deterioration in general economic conditions; operating or regulatory environment; increased competitive environment; increase in fuel costs particularly when we are unable to pass its effect to customers; negative or declining cash flows; loss of a key contract or customer particularly when we are unable to replace it on equally favorable terms; or adverse actions or assessments by a regulator.  These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods.  In the third quarter of 2012, we recorded an estimated impairment charge of $1,850.0 million against the goodwill at DPL’s DP&L Reporting Unit.  This was adjusted to $1,817.2 million in the fourth quarter of 2012.  See Note 19 for more information.

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

All of the power produced at the generation stations is sold to an RTO and we in turn purchase it back from the RTO to supply our customers.  These power sales and purchases are reported on a net hourly basis as revenues or purchased power on our Statements of Results of Operations.  We record expenses when purchased electricity is received and when expenses are incurred, with the exception of the ineffective portion of certain power purchase contracts that are derivatives and qualify for hedge accounting.  We also have certain derivative contracts that do not qualify for hedge accounting, and their unrealized gains or losses are recorded prior to the receipt of electricity.

Allowance for Uncollectible Accounts

We establish provisions for uncollectible accounts by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues.

Sale of Receivables

In the first quarter of 2012, DPLER began selling receivables from DPLER customers in Duke Energy’s territory to Duke Energy.  These sales are at face value for cash at the billed amounts for DPLER customers’ use of energy.  There is no recourse or any other continuing involvement associated with the sold receivables.  Total receivables sold during the year ended December 31, 2012 was $15.7 million.  In addition, MC Squared sells receivables from their customers in ComEd territory to ComEd.  Total receivables sold during the year ended December 31, 2012 was $27.7 million.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held stations as an asset in property, plant and equipment.  New property, plant and equipment additions are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property, cost also includes capitalized interest.  Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.  AFUDC and capitalized interest was $4.0 million, $0.5 million, $3.9 million and $3.4 million in the year ended December 31, 2012, the period from November 28, 2011 through December 31, 2011, the period January 1, 2011 through November 27, 2011, and the year ended December 31, 2010, respectively.

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

Repairs and Maintenance

Costs associated with maintenance activities, primarily power station outages, are recognized at the time the work is performed.  These costs, which include labor, materials and supplies, and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Depreciation – Changes in Estimates

Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life.  For DPL’s generation, transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates.   In July 2010, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances at December 31, 2010, with certain adjustments for subsequent property additions.  The results of the depreciation study concluded that many of DPL’s composite depreciation rates should be reduced due to projected useful asset lives which are longer than those previously estimated.  DPL adjusted the depreciation rates for its non-regulated generation property effective July 1, 2010, resulting in a net reduction of depreciation expense.  During the year ended December 31, 2011, the net reduction in depreciation expense amounted to $4.8 million ($3.1 million net of tax) compared to the prior year.  On an annualized basis, the net reduction in depreciation expense is projected to be approximately $9.6 million ($6.2 million net of tax).

For DPL’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 4.8% in 2012,  5.8% in 2011 and 2.6% in 2010.

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2012 and 2011:

	At December 31,
$ in millions	2012	Composite Rate	2011	Composite Rate

Regulated:
Transmission	$208.9	4.4%	$189.5	4.8%
Distribution	935.0	5.4%	803.0	5.8%
General	50.6	10.8%	26.3	13.1%
Non-depreciable	60.0	N/A	59.7	N/A

Total regulated	1,254.5		1,078.5

Unregulated:
Production / Generation	1,299.7	4.4%	1,248.0	6.0%
Other	16.6	11.6%	14.4	10.1%
Non-depreciable	19.6	N/A	19.4	N/A

Total unregulated	1,335.9		1,281.8

Total property, plant and equipment in service	$2,590.4	4.8%	$2,360.3	5.8%

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

Changes in the Liability for Generation AROs

The balance at November 28, 2011 has been adjusted to reflect the effect of the purchase accounting.

$ in millions
January 1, 2011 through November 27, 2011 (Predecessor)
Balance at January 1, 2011	$17.5
Accretion expense	0.8
Additions	-
Settlements	(0.4)
Estimated cash flow revisions	0.9
Balance at November 27, 2011	$18.8

November 28, 2011 through December 31, 2011 (Successor)
Balance at November 28, 2011	$23.6
Accretion expense	-
Additions	-
Settlements	(0.1)
Estimated cash flow revisions	0.1
Balance at December 31, 2011	23.6

Calendar 2012 (Successor)
Accretion expense	0.8
Additions	-
Settlements	(0.4)
Estimated cash flow revisions	(0.1)
Balance at December 31, 2012	$23.9

Asset Removal Costs

We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers.  There are no known legal AROs associated with these assets.  We have recorded $112.1 million and $112.4 million in estimated costs of removal at December 31, 2012 and 2011, respectively, as regulatory liabilities for our transmission and distribution property.  These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred.  See Note 4 for additional information.

Changes in the Liability for Transmission and Distribution Asset Removal Costs

No adjustment was necessary at November 28, 2011 for purchase accounting since these are associated with the actions of a regulator.

$ in millions
January 1, 2011 through November 27, 2011 (Predecessor)
Balance at January 1, 2011	$107.9
Additions	8.6
Settlements	(4.3)
Balance at November 27, 2011	$112.2

November 28, 2011 through December 31, 2011 (Successor)
Balance at November 28, 2011	$112.2
Additions	0.8
Settlements	(0.6)
Balance at December 31, 2011	112.4

Calendar 2012 (Successor)
Additions	10.1
Settlements	(10.4)
Balance at December 31, 2012	$112.1

Regulatory Accounting

In accordance with GAAP, Regulatory assets and liabilities are recorded in the balance sheets for our regulated transmission and distribution businesses.  Regulatory assets are the deferral of costs expected to be recovered in future customer rates and Regulatory liabilities represent current recovery of expected future costs.

We evaluate our Regulatory assets each period and believe recovery of these assets is probable.  We have received or requested a return on certain Regulatory assets for which we are currently recovering or seeking recovery through rates.  We record a return after it has been authorized in an order by a regulator.  If we were required to terminate application of these GAAP provisions for all of our regulated operations, we would have to write off the amounts of all Regulatory assets and liabilities to the Statements of Results of Operations at that time.  See Note 4 for more information about Regulatory Assets and Liabilities.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Results of Operations.  These and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues.  The amounts for the year ended December 31, 2012, the period November 28, 2011 through December 31, 2011, the period January 1, 2011 through November 27, 2011, and the year ended December 31, 2010 were $50.5 million, $4.3 million, $49.4 million and $51.7 million, respectively.

Share-Based Compensation

We measure the cost of employee services received and paid with equity instruments based on the fair value of such equity instrument on the grant date.  This cost is recognized in results of operations over the period that employees are required to provide service.  Liability awards are initially recorded based on the fair value of equity instruments and are to be re-measured for the change in stock price at each subsequent reporting date until the liability is ultimately settled.  The fair value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital.  The reduction in income taxes payable from the excess tax benefits is presented in the Statements of Cash Flows within Cash flows from financing activities.  See Note 12 for additional information.  As a result of the Merger (see Note 2), vesting of all share-based awards was accelerated as of the Merger date, and none are in existence at December 31, 2012 or 2011.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value.  All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash

Restricted cash includes cash which is restricted as to withdrawal or usage.  The nature of the restrictions include restrictions imposed by agreements related to deposits held as collateral.

Financial Derivatives

All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value.  Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

We use forward contracts to reduce our exposure to changes in energy and commodity prices and as a hedge against the risk of changes in cash flows associated with expected electricity purchases.  These purchases are used to hedge our full load requirements.  We also hold forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability.  We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective and MTM accounting when the hedge or a portion of the hedge is not effective.  We have elected not to offset net derivative positions in the financial statements.  Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements.  See Note 11 for additional information.

Following the acquisition of DPL in November 2011 by AES, DPL began presenting its derivative positions on a gross basis in accordance with AES policy.  This change has been reflected in the 2011 balance sheet contained in these statements.

Insurance and Claims Costs

In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage to us, our subsidiaries and, in some cases, our partners in commonly owned facilities we operate, for workers’ compensation, general liability, property damage, and directors’ and officers’ liability.  Insurance and claims costs on the Consolidated Balance Sheets of DPL include estimated liabilities for insurance and claims costs of approximately $11.5 million and $14.2 million at December 31, 2012 and 2011, respectively.  Furthermore, DP&L is responsible for claim costs below certain coverage thresholds of MVIC for the insurance coverage noted above.  In addition, DP&L has estimated liabilities for medical, life, and disability reserves for claims costs below certain coverage thresholds of third-party providers.  We record these additional insurance and claims costs of approximately $17.7 million and $18.9 million for 2012 and 2011, respectively, within Other current liabilities and Other deferred credits on the balance sheets.  The estimated liabilities for MVIC at DPL and the estimated liabilities for workers’ compensation, medical, life and disability costs at DP&L are actuarially determined based on a reasonable estimation of insured events occurring and any payments related to those events.  There is uncertainty associated with these loss estimates and actual results may differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

DPL Capital Trust II

DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors.  Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary.  The Trust holds mandatorily redeemable trust capital securities.  The investment in the Trust, which amounts to $0.5 million and $3.6 million at December 31, 2012 and 2011, respectively, is included in Other deferred assets within Other noncurrent assets.  DPL also has a note payable to the Trust amounting to $19.6 million and $19.5 million at December 31, 2012 and 2011 that was established upon the Trust’s deconsolidation in 2003.  See Note 7 for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Recently Adopted Accounting Standards

Fair Value Disclosures

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurements” (ASU 2011-04) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC 820, “Fair Value Measurements”.  ASU 2011-04 essentially converges US GAAP guidance on fair value with the IFRS guidance.  The ASU requires more disclosures around Level 3 inputs.  It also increases reporting for financial instruments disclosed at fair value but not recorded at fair value and provides clarification of blockage factors and other premiums and discounts.  These new rules did not have a material effect on our overall results of operations, financial position or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC 220, “Comprehensive Income”.  ASU 2011-05 essentially converges US GAAP guidance on the presentation of comprehensive income with the IFRS guidance.  The ASU requires the presentation of comprehensive income in one continuous financial statement or two separate but consecutive statements.  Any reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the Statement of Comprehensive Income.  These new rules did not have a material effect on our overall results of operations, financial position or cash flows.

Goodwill Impairment

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC 350, “Intangibles-Goodwill and Other”.  ASU 2011-08 allows an entity to first test goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit has been impaired, if so, then the two-step impairment test is performed.  These new rules did not have a material effect on our overall results of operations, financial position or cash flows.

Recently Issued Accounting Standards

The FASB recently issued ASU 2013-01, “Scope Clarification of Disclosures about Offsetting Assets and Liabilities”,  to limit the scope of ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions.  This ASU is effective for annual and interim periods beginning on or after January 1, 2013.  The FASB clarified that the disclosures were not intended to include trade receivables and other contracts for financial instruments that may be subject to a master netting arrangement.  This new rule is not expected to have a material effect on our overall results of operations, financial position or cash flows.

The FASB recently issued ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” effective for annual and interim periods beginning after December 15, 2012. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This new rule is not expected to have a material effect on our overall results of operations, financial position or cash flows.

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

From November 28, 2011 through September 30, 2012, we recognized the following changes to our preliminary purchase price allocation:

	Decrease / (increase) to preliminary goodwill
$ in millions	Change before deferred income tax effect	Deferred income tax effect

Property, plant and equipment (a)	$(70.7)	$25.5
DPLER intangibles (b)	(19.1)	6.7
Out of market coal contract (c)	(34.2)	12.0
Deferred tax liabilities (d)	-	(20.7)
Regulatory assets (e)	15.4	-
Taxes payable (f)	13.1	(16.0)
Other	1.0	-
	$(94.5)	$7.5

Net (increase) in goodwill		$(87.0)

(a)            related to refined information associated with certain contractual arrangements, growth and ancillary revenue assumptions.

(b)            related to refined market and contractual information.

(c)            related to a change in certain assumptions related to an out of market coal contract.

(d)            related to an assessment of our overall deferred tax liabilities on regulated property, plant and equipment.

(e)            related to the increase in deferred taxes discussed in (d) above.

(f)            related to the final 2011 DPL Inc. standalone federal tax return.

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

Estimated preliminary and final fair value of assets acquired and liabilities assumed as of the Merger date are as follows:

$ in millions	Final purchase price allocation	Preliminary purchase price allocation
Cash	$116.4	$116.4
Restricted cash	18.5	18.5
Accounts receivable	277.6	277.6
Inventory	123.7	123.7
Other current assets	37.3	37.3
Property, plant and equipment	2,477.8	2,548.5
Intangible assets subject to amortization	147.2	166.3
Intangible assets - indefinite-lived	5.0	5.0
Regulatory assets	217.1	201.1
Other non-current assets	58.3	58.3
Current liabilities	(413.1)	(408.2)
Debt	(1,255.1)	(1,255.1)
Deferred taxes	(551.2)	(558.2)
Regulatory liabilities	(117.0)	(117.0)
Other non-current liabilities	(216.8)	(201.5)
Redeemable preferred stock	(18.4)	(18.4)
Net identifiable assets acquired	907.3	994.3
Goodwill	2,576.3	2,489.3
Net assets acquired	$3,483.6	$3,483.6

3. Supplemental Financial Information

	December 31,
$ in millions	2012	2011
Accounts receivable, net
Unbilled revenue	$75.2	$72.4
Customer receivables	98.2	113.2
Amounts due from partners in jointly-owned stations	19.7	29.2
Coal sales	1.6	1.0
Other	14.6	4.4
Provisions for uncollectible accounts	(1.1)	(1.1)

Total accounts receivable, net	$208.2	$219.1

Inventories
Fuel and limestone	$67.3	$84.2
Plant materials and supplies	41.0	39.8
Other	1.8	1.8

Total inventories, at average cost	$110.1	$125.8

Accumulated Other Comprehensive Income (Loss)

AOCI is included on our balance sheets within the Common shareholders' equity sections.  The following table provides the components that constitute the balance sheet amounts in AOCI at December 31, 2012 and 2011:

	December 31,
$ in millions (net of tax)	2012	2011

Financial instruments	$0.4	$-
Cash flow hedges	(2.5)	(0.5)
Pension and postretirement benefits	(1.8)	0.1
Total	$(3.9)	$(0.4)

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

Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected.

The following table presents DPL’s  Regulatory assets and liabilities:

			December 31,
$ in millions	Type of Recovery (a)	Amortization Through	2012	2011
Regulatory assets, current:
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	$7.0	$4.7
Power plant emission fees	C	Ongoing	-	4.8
Fuel and purchased power recovery costs	C	Ongoing	14.1	11.3
Total regulatory assets, current			$21.1	$20.8

Regulatory assets, non-current:
Deferred recoverable income taxes	B/C	Ongoing	$35.1	$39.5
Pension benefits	C	Ongoing	88.9	92.1
Unamortized loss on reacquired debt	C	Ongoing	11.9	13.0
Regional transmission organization costs	D	2014	2.6	4.1
Deferred storm costs	D		24.4	17.9
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	5.2	8.8
Consumer education campaign	D		3.0	3.0
Retail settlement system costs	D		3.1	3.1
Other costs			4.7	5.1
Total regulatory assets, non-current			$185.5	$193.2

Regulatory liabilities, current:
Fuel and purchased power recovery costs	C	Ongoing	$0.1	$0.5
Total regulatory liabilities, current			$0.1	$0.5

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property			$112.1	$112.4
Postretirement benefits			5.0	6.2
Other			0.2	-
Total regulatory liabilities, non-current			$117.3	$118.6

(a)	B – Balance has an offsetting liability resulting in no effect on rate base.

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  As part of the PUCO approval process, an outside auditor is hired to review fuel costs and the fuel procurement process.  We received the audit report for 2011 on April 27, 2012.  The auditor has recommended that the PUCO consider reducing DP&L’s recovery of fuel costs by approximately $3.4 million from certain transactions.  On October 4, 2012, we filed testimony on this issue and a hearing was scheduled.  In December 2012, we agreed to an immaterial adjustment to settle these issues.  The liability was recorded in the fourth quarter of 2012 and will be credited to customers in early 2013.

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

Deferred storm costs relate to costs incurred to repair the damage caused by storms in the following years:

•

2008 – related to costs incurred to repair the damage caused by hurricane force winds in September 2008, as well as other 2008 storms.  On January 14, 2009, the PUCO granted DP&L the authority to defer these costs with a return until such time that DP&L seeks recovery in a future rate proceeding.

•

2011 – related to five major storms in 2011.  On December 21, 2012, DP&L filed a request with the PUCO for an accounting order to defer costs and a request for recovery of costs associated with these storms.  DP&L believes the recovery of these costs is probable at December 31, 2012.

•

2012 – related to storm damage that occurred during the final weekend of June 2012.  On August 10, 2012, DP&L filed a request with the PUCO, which was modified on October 19, 2012, for an accounting order to defer the costs associated with this storm damage.  On December 19, 2012, the PUCO issued an order permitting partial deferral.

            On December 21, 2012, DP&L filed a request for recovery of all of these deferred storm costs with the PUCO.

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

CCEM energy efficiency program costs represent costs incurred to develop and implement various new customer programs addressing energy efficiency.  These costs are being recovered through an Energy Efficiency Rider (EER) that began July 1, 2009 and that is subject to a two-year true-up for any over/under recovery of costs.  On April 29, 2011, DP&L filed to true-up the EER which was approved by the PUCO on October 18, 2011.  DP&L plans to make its next true-up filing on or before April 30, 2013.

Consumer education campaign represents costs for consumer education advertising regarding electric deregulation.  DP&L will be seeking recovery of these costs as part of our next distribution rate case filing at the PUCO.  The timing of such a filing has not yet been determined.

Retail settlement system costs represent costs to implement a retail settlement system that reconciles the energy a CRES supplier delivers to its customers with what its customers actually use.  Based on case precedent in other utilities’ cases, the costs are recoverable through a future DP&L rate proceeding.

Other costs primarily include RPM capacity, other PJM and rate case costs and alternative energy costs that are or will be recovered over various periods.

Regulatory Liabilities

Fuel and purchased power recovery represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  As part of the PUCO approval process, an outside auditor is hired to review fuel costs and the fuel procurement process.  We received the audit report for 2011 on April 27, 2012.  The auditor has recommended that the PUCO consider reducing DP&L’s recovery of fuel costs by approximately $3.4 million from certain transactions.  On October 4, 2012, we filed testimony on this issue and a hearing was scheduled.  In December 2012, we agreed to an immaterial adjustment to settle these issues.  The liability was recorded in the fourth quarter of 2012 and will be credited to customers in early 2013.

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

5. Ownership of Coal-fired Facilities

DP&L and certain other Ohio utilities have undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of December 31, 2012,  DP&L had $36.0 million of construction work in process at such facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

DP&L’s undivided ownership interest in such facilities as well as our wholly-owned coal fired Hutchings Station at December 31, 2012, is as follows:

	DP&L Share		DP&L Investment (adjusted to fair value as of Merger date)
	Ownership %	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)
Jointly-owned production units
Beckjord Unit 6	50.0	207	$-	$-	$-	No
Conesville Unit 4	16.5	129	41	3	11	Yes
East Bend Station	31.0	186	8	2	3	Yes
Killen Station	67.0	402	299	-	5	Yes
Miami Fort Units 7 and 8	36.0	368	213	7	3	Yes
Stuart Station	35.0	808	200	6	12	Yes
Zimmer Station	28.1	365	169	12	2	Yes
Transmission (at varying percentages)			39	3	-
Total		2,465	$969	$33	$36

Wholly-owned production unit
Hutchings Station	100.0	365	$-	$-	$-	No

Currently, our coal-fired generation units at Hutchings and Beckjord do not have the SCR and FGD emission-control equipment installed.  DP&L owns 100% of the Hutchings Station and has a 50% interest in Beckjord Unit 6.  On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our commonly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners of Beckjord Unit 6 to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this unit.  Beckjord Unit 6 was valued at zero at the Merger date.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated June 1, 2013.  In addition, DP&L has notified PJM that the remaining units at Hutchings will no longer operate after May 2013 and will be deactivated on June 1, 2015.  The decision to deactivate these units has been made because these units are not equipped with the advanced environmental control technologies needed to comply with the MACT standard, which was renamed MATS (Mercury Air Toxics Standard) when the final rule was issued on December 16, 2011.  Hutchings was valued at zero at the Merger date.  We do not believe that any additional accruals are needed related to the Hutchings Station.

6. Goodwill and Other Intangible Assets

Goodwill represents the value assigned at the Merger date, as adjusted for subsequent changes in the purchase price allocation, less recognized impairments.  In the third quarter of 2012, DPL recognized an impairment of goodwill in the estimated amount of $1,850.0 million. The valuation of the goodwill impairment was completed in the fourth quarter of 2012 and the final impairment was $1,817.2 million.  See Note 19 for more information about this impairment.

The following table summarizes the changes in Goodwill:

$ in millions	DP&L Reporting Unit	DPLER Reporting Unit	Total

Balance at December 31, 2010
Goodwill	$-	$-	$-
Accumulated impairment losses	-	-	-
Net balance at December 31, 2010	$-	$-	$-

Goodwill acquired during the year	$2,440.5	$135.8	$2,576.3
Impairment losses	$-	$-	$-

Balance at December 31, 2011
Goodwill	$2,440.5	$135.8	$2,576.3
Accumulated impairment losses	-	-	-
Net balance at December 31, 2011	$2,440.5	$135.8	$2,576.3

Impairment losses	$(1,817.2)	$-	$(1,817.2)

Balance at December 31, 2012
Goodwill	$2,440.5	$135.8	$2,576.3
Accumulated impairment losses	(1,817.2)	-	(1,817.2)
Net balance at December 31, 2012	$623.3	$135.8	$759.1

The following tables summarize the balances comprising intangible assets as of December 31, 2012:

$ in millions	December 31, 2012			December 31, 2011
	Gross Balance	Accumulated Amortization	Net Balance	Gross Balance	Accumulated Amortization	Net Balance
Subject to Amortization
Electric Security Plan (a)	$87.0	$(87.0)	$-	$87.0	$(8.6)	$78.4
Customer Contracts (b)	28.0	(19.7)	8.3	28.0	(3.0)	25.0
Customer Relationships (c)	31.8	(1.1)	30.7	31.8	(0.5)	31.3
Other (d)	5.3	(0.3)	5.0	2.8	(1.2)	1.6
	152.1	(108.1)	44.0	149.6	(13.3)	136.3
Not subject to Amortization
Trademark/Trade name (e)	6.1	-	6.1	6.1	-	6.1
Total intangibles	$158.2	$(108.1)	$50.1	$155.7	$(13.3)	$142.4

During 2012, $1.1 million of intangibles related to the MC Squared Trademark/Trade name was reclassified from Subject to Amortization to Not subject to Amortization.  This reclassification was also reflected in the 2011 amounts above.

(a)            Represents the value of DP&L’s Electric Security Plan which is a rate plan for the supply and pricing of electric generation services.  It provides a level of price stability to consumers of electricity compared to market-based electricity prices.

(b)            Represents above market contracts that DPLER has with third party customers existing as of the Merger date.

(c)            Represents relationships DPLER has with third party customers as of the Merger date, where DPLER has regular contact with the customer, and the customer has the ability to make direct contact with DPLER.

(d)            Consists of various intangible assets including renewable energy credits, emission allowances, and other intangibles, none of which are individually significant.

(e)            Trademark/Trade name represents the value assigned to the trade names of DPLER and MC Squared.

The following table summarizes, by category, intangible assets acquired during the period ended December 31, 2012:

$ in millions	Amount	Subject to Amortization/ Indefinite-lived	Weighted Average Amortization Period (years)	Amortization Method

Renewable Energy Certificates	$5.4	Subject to amortization	Various	As Utilized
Emission Allowances	0.1	Subject to amortization	Various	As Utilized
	$5.5

The following table summarizes the amortization expense, broken down by intangible asset category for 2013 through 2017:

	Estimated amortization expense
	Years ending December 31,
$ in millions	2013	2014	2015	2016	2017

Customer contracts	$7.1	$1.2	$-	$-	$-
Customer relationships	3.4	3.8	3.8	3.1	2.7
Other	0.5	4.1	0.4	-	-
	$11.0	$9.1	$4.2	$3.1	$2.7

7. Debt Obligations

Long-term debt
$ in millions	December 31, 2012	December 31, 2011

First mortgage bonds maturing in October 2013 - 5.125%	$-	$503.6
Pollution control series maturing in January 2028 - 4.7%	36.1	36.1
Pollution control series maturing in January 2034 - 4.8%	179.6	179.6
Pollution control series maturing in September 2036 - 4.8%	96.3	96.2
Pollution control series maturing in November 2040 - variable rates: 0.04% - 0.26% and 0.06% - 0.32% (a)	-	100.0
U.S. Government note maturing in February 2061 - 4.2%	18.3	18.5
Capital lease obligations	0.1	0.4
Total long-term debt at subsidiary	330.4	934.4

Bank term loan-maturing in August 2014 - variable rates: 1.48% - 4.25% and 2.22% - 2.47% (a)	425.0	425.0
Senior unsecured bonds maturing October 2016 - 6.50%	450.0	450.0
Senior unsecured bonds maturing October 2021 - 7.25%	800.0	800.0
Note to DPL Capital Trust II maturing in September 2031 - 8.125%	19.6	19.5
Total long-term debt	$2,025.0	$2,628.9

Current portion - long-term debt
$ in millions	December 31, 2012	December 31, 2011

First mortgage bonds maturing in October 2013 - 5.125%	$484.5	$-
Pollution control series maturing in November 2040 - variable rates: 0.04% - 0.26% and 0.06% - 0.32% (a)	100.0	-
U.S. Government note maturing in February 2061 - 4.2%	0.1	0.1
Capital lease obligations	0.3	0.3
Total current portion - long-term debt	$584.9	$0.4

(a) - range of interest rates for the twelve months ended December 31, 2012 and December 31, 2011, respectively

The presentation above for the Successor is based on the revaluation of the debt at the Merger date.  At December 31, 2012, maturities of long-term debt, including capital lease obligations, are summarized as follows:

$ in millions

Due within one year	$570.4
Due within two years	425.2
Due within three years	0.1
Due within four years	450.1
Due within five years	0.1
Thereafter	1,152.8
2,598.7
Unamortized discounts and premiums, net	11.2
Total long-term debt	$2,609.9

Premiums or discounts recognized at the Merger date are amortized over the life of the debt using the effective interest method.

On November 21, 2006, DP&L entered into a $220.0 million unsecured revolving credit agreement.  This agreement was terminated by DP&L on August 29, 2011.

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit issued by JPMorgan Chase Bank, N.A.  This letter of credit facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  If the letter of credit expires, this would trigger a mandatory tender of all of the outstanding bonds, therefore, we have reflected these outstanding bonds as a current liability.  Management will continue to monitor and evaluate market conditions over the next several months and make a determination to either seek a renewal of this standby letter of credit or to explore alternative financing arrangements.  Fees associated with this letter of credit facility were not material during the year ended December 31, 2012, the period November 28, 2011 through December 31, 2011, the period January 1, 2011 through November 27, 2011, or the year ended December 31, 2010.

On April 20, 2010, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million. DP&L had no outstanding borrowings under this credit facility at December 31, 2012.  Fees associated with this revolving credit facility were not material during the period between April 20, 2010 and December 31, 2012.  This facility also contains a $50.0 million letter of credit sublimit.  As of December 31, 2012, DP&L had no outstanding letters of credit against the facility.

On February 23, 2011, DPL redeemed $122.0 million principal amount of DPL Capital Trust II 8.125% capital securities in a privately negotiated transaction.  As part of this transaction, DPL paid a $12.2 million, or 10%, premium.  Debt issuance costs and unamortized debt discount totaling $3.1 million were also recognized in February 2011 associated with this transaction.

On March 1, 2011, DP&L completed the purchase of $18.7 million of electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base (WPAFB).  DP&L financed the acquisition of these assets with a note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

On August 24, 2011, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.    DP&L had no outstanding borrowings under this credit facility at December 31, 2012 or 2011.  Fees associated with this revolving credit facility were not material during the year ended December 31, 2012 or the five months ended December 31, 2011.  This facility also contains a $50.0 million letter of credit sublimit.  As of December 31, 2012,  DP&L had no outstanding letters of credit against the facility.

On August 24, 2011, DPL entered into a $125.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.  The size of the facility was reduced from $125.0 million to $75.0 million as part of an amendment dated October 19, 2012 that was negotiated between DPL and the syndicated bank group.  DPL had no outstanding borrowings under this credit facility at December 31, 2012.  Fees associated with this revolving credit facility were not material during the twelve months ended December 31, 2012.  This facility may also be used to issue letters of credit up to the $75.0 million limit.  As of December 31, 2012, DPL had no outstanding letters of credit against this facility.

On August 24, 2011, DPL entered into a $425.0 million unsecured term loan agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.    DPL has borrowed the entire $425.0 million available under the facility at December 31, 2012.  Fees associated with this term loan were not material during the year ended December 31, 2012 or the five months ended December 31, 2011.

On September 1, 2011 DPL retired $297.4 million of 6.875% senior unsecured notes that had matured.

DPL’s unsecured revolving credit agreement and DPL’s unsecured term loan each have two financial covenants, one of which was changed as part of amendments, dated October 19, 2012, to the facilities negotiated between DPL and the syndicated bank groups.  The first financial covenant, originally a Total Debt to Capitalization ratio, was changed, effective September 30, 2012, to a Total Debt to EBITDA ratio.  The Total Debt to EBITDA ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters.  At December 31, 2012, we met this covenant.

The second financial covenant is a consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to Interest Expense ratio.  The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing for the four prior fiscal quarters by the consolidated interest charges for the same period.  At December 31, 2012, we met this covenant.

The amendments, dated October 19, 2012, to the facilities negotiated between DPL and the syndicated bank groups, restrict dividend payments from DPL to AES and adjust the cost of borrowing under the facilities.

In connection with the closing of the Merger (see Note 2), DPL assumed $1.25 billion of debt that Dolphin Subsidiary II, Inc., a subsidiary of AES,  issued on October 3, 2011 to finance a portion of the Merger.  The $1.25 billion was issued in two tranches. The first tranche was $450.0 million of five year senior unsecured notes issued at 6.50% maturing on October 15, 2016.  The second tranche was $800.0 million of ten year senior unsecured notes issued at 7.25% maturing on October 15, 2021.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.

8. Income Taxes

DPL’s components of income tax expense were as follows:

	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Computation of tax expense
Federal income tax expense / (benefit)(a)	$(588.7)	$(2.0)	$88.4	$151.7

Increases (decreases) in tax resulting from:
State income taxes, net of federal effect	3.5	0.1	3.8	2.4
Depreciation of AFUDC - Equity	(2.4)	(0.3)	(2.9)	(2.2)
Investment tax credit amortized	(0.3)	(0.2)	(2.3)	(2.8)
Section 199 - domestic production deduction	(2.1)	-	(3.6)	(9.1)
Non-deductible merger costs	-	0.1	6.0	-
Non-deductible merger-related compensation	0.6	3.5	-	-
Non-deductible goodwill impairment	636.0	-	-	-
Derivatives	-	(0.1)	-	-
Compensation and benefits	-	-	13.8	0.4
Income not subject to tax	-	(0.6)	-	-
Other, net (b)	1.1	0.1	(1.2)	2.6
Total tax expense	$47.7	$0.6	$102.0	$143.0

Components of tax expense
Federal - current	$48.6	$0.4	$53.2	$84.8
State and Local - current	1.2	0.4	0.9	1.1
Total current	49.8	0.8	54.1	85.9

Federal - deferred	(4.9)	(0.2)	43.2	55.9
State and local - deferred	2.8	-	4.7	1.2
Total deferred	(2.1)	(0.2)	47.9	57.1

Total tax expense	$47.7	$0.6	$102.0	$143.0

Components of Deferred Tax Assets and Liabilities (Successor)
	December 31,
$ in millions	2012	2011
Net non-current Assets / (Liabilities)
Depreciation / property basis	$(517.0)	$(489.8)
Income taxes recoverable	(12.3)	(24.0)
Regulatory assets	(20.6)	(23.5)
Investment tax credit	1.2	10.5
Intangibles	(2.4)	(51.3)
Compensation and employee benefits	2.2	(0.8)
Long-term debt	(2.0)	13.2
Other (c)	16.0	25.1
Net non-current liabilities	$(534.9)	$(540.6)

Net current Assets / (Liabilities) (d)
Other	$4.7	$(0.8)
Net current assets / (liabilities)	$4.7	$(0.8)

(a)            The statutory tax rate of 35% was applied to pre-tax earnings.

(b)            Includes expense of $1.2 million and benefits of $0.0 million, $2.3 million and $0.3 million in the year ended December 31, 2012, the period November 28, 2011 through December 31, 2011, the period January 1, 2011 through November 27, 2011 and the year ended December 31, 2010, respectively, of income tax related to adjustments from prior years.

(c)            The Other non-current liabilities caption includes deferred tax assets of $20.4 million in 2012 and $15.4 million in 2011 related to state and local tax net operating loss carryforwards, net of related valuation allowances of $16.2 million in 2012 and $6.7 million in 2011.  These net operating loss carryforwards expire from 2013 to 2026.

(d)            Amounts are included within Other prepayments and current assets on the Consolidated Balance Sheets of DPL.

The following table presents the tax expense / (benefit) related to pensions, postretirement benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Tax expense / (benefit)	$(2.5)	$(1.2)	$(33.2)	$5.8

Accounting for Uncertainty in Income Taxes

We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

$ in millions
2010 (Predecessor)
Balance at January 1, 2010	$19.3
Tax positions taken during prior periods	(0.4)
Tax positions taken during current period	-
Settlement with taxing authorities	0.3
Lapse of applicable statute of limitations	0.2
Balance at December 31, 2010	19.4

January 1, 2011 through November 27, 2011 (Predecessor)
Tax positions taken during prior periods	2.0
Settlement with taxing authorities	3.5
Balance at November 27, 2011	$24.9

November 28, 2011 through December 31, 2011 (Successor)
Balance at November 28, 2011	$24.9
Tax positions taken during current period	0.1
Balance at December 31, 2011	25.0

2012 (Successor)
Tax positions taken during prior period	(6.3)
Tax positions taken during current period	(0.4)
Balance at December 31, 2012	$18.3

Of the December 31, 2012 balance of unrecognized tax benefits, $19.4 million is due to uncertainty in the timing of deductibility offset by $1.1 million of unrecognized tax liabilities that would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense.  The following table represents the amounts accrued as well as the expense / (benefit) recorded as of and for the periods noted below:

Amounts in Balance Sheet	Successor
$ in millions	December 31, 2012	December 31, 2011
Liability / (asset)	$0.8	$0.9

Amounts in Statement of Operations	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Expense / (benefit)	$(0.1)	$-	$0.6	$0.2

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2007 and forward

State and Local – 2007 and forward

All of the unrecognized tax benefits are expected to be settled within the next twelve months.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010.  The examination was completed on January 18, 2013 and we do not expect the results of this examination to have a material effect on our financial condition, results of operations and cash flows.

As a result of the Merger, DPL and its subsidiaries file U.S. federal income tax returns as a part of the consolidated U.S. income tax return filed by AES.  Prior to the Merger, DPL and its subsidiaries filed a consolidated U.S. federal income tax return.  The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach.

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

In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain retired key executives.  The SERP was replaced by the DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (SEDCRP) effective January 1, 2006, which is for certain active and former key executives.  Pursuant to the SEDCRP, we provide a supplemental retirement benefit to participants by crediting an account established for each participant in accordance with the Plan requirements.  We designate as hypothetical investment funds under the SEDCRP one or more of the investment funds provided under The Dayton Power and Light Company Employee Savings Plan.  Each participant may change his or her hypothetical investment fund selection at specified times.  If a participant does not elect a hypothetical investment fund(s), then we select the hypothetical investment fund(s) for such participant. Per the SEDCRP plan document, the balances in the SEDCRP, including earnings on contributions, were paid out to participants in December 2011, following the merger with AES on November 28, 2011.  However, the SEDCRP continued and a 2011 contribution was calculated in March 2012.  The SEDCRP was terminated by the Board of Directors as of December 31, 2012, but a 2012 contribution will be calculated and the balances, including earnings on contributions, will be paid to participants in 2013.   We also have an unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives.  The unfunded liabilities for these agreements and the SEDCRP were $1.1 million and $0.8 million at December 31, 2012 and 2011, respectively.

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

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI,  the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost.  For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities which represent the regulated portion that would otherwise be charged or credited to AOCI.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered through customer rates.  This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

The following tables set forth our pension and postretirement benefit plans’ obligations and assets recorded on the balance sheets as of December 31, 2012 and 2011.  The amounts presented in the following tables for pension include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate.  The amounts presented for postretirement include both health and life insurance benefits.

$ in millions	Pension
	Successor		Predecessor
	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011
Change in benefit obligation
Benefit obligation at beginning of period	$365.2	$365.0	$333.8
Service cost	6.2	0.5	4.5
Interest cost	17.3	1.5	15.5
Plan amendments	-	-	7.2
Actuarial loss	29.1	-	21.6
Benefits paid	(22.2)	(1.8)	(17.6)
Benefit obligation at end of period	395.6	365.2	365.0

Change in plan assets
Fair value of plan assets at beginning of period	335.9	335.8	291.8
Actual return on plan assets	46.2	1.9	21.2
Contributions to plan assets	1.5	-	40.4
Benefits paid	(22.2)	(1.8)	(17.6)
Fair value of plan assets at end of period	361.4	335.9	335.8

Funded status of plan	$(34.2)	$(29.3)	$(29.2)

$ in millions	Postretirement
	Successor		Predecessor
	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011
Change in benefit obligation
Benefit obligation at beginning of period	$21.7	$21.9	$23.7
Service cost	0.1	-	0.1
Interest cost	0.9	0.1	0.9
Actuarial (gain) / loss	1.2	(0.1)	(1.3)
Benefits paid	(1.7)	(0.2)	(1.8)
Medicare Part D reimbursement	0.2	-	0.3
Benefit obligation at end of period	22.4	21.7	21.9

Change in plan assets
Fair value of plan assets at beginning of period	4.5	4.5	4.8
Actual return on plan assets	0.2	-	0.2
Contributions to plan assets	1.2	0.2	1.3
Benefits paid	(1.7)	(0.2)	(1.8)
Fair value of plan assets at end of period	4.2	4.5	4.5

Funded status of plan	$(18.2)	$(17.2)	$(17.4)

$ in millions	Pension		Postretirement
	December 31,		December 31,
	2012	2011	2012	2011
Amounts recognized in the Balance sheets at December 31
Current liabilities	$(0.4)	$(1.3)	$(0.6)	$(0.6)
Non-current liabilities	(33.8)	(27.9)	(17.6)	(16.6)
Net liability at December 31	$(34.2)	$(29.2)	$(18.2)	$(17.2)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$10.3	$12.5	$0.5	$0.7
Net actuarial loss / (gain)	79.9	78.7	(4.5)	(6.4)
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$90.2	$91.2	$(4.0)	$(5.7)

Recorded as:
Regulatory asset	$88.0	$91.2	$0.5	$0.5
Regulatory liability	-	-	(5.0)	(6.2)
Accumulated other comprehensive income	2.2	-	0.5	-
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$90.2	$91.2	$(4.0)	$(5.7)

The accumulated benefit obligation for our defined benefit pension plans was $382.5 million and $355.5 million at December 31, 2012 and 2011, respectively.

The net periodic benefit cost (income) of the pension and postretirement benefit plans were:

Net Periodic Benefit Cost - Pension	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Service cost	$6.2	$0.5	$4.5	$4.8
Interest cost	17.3	1.5	15.5	17.7
Expected return on assets (a)	(22.7)	(2.0)	(22.5)	(22.4)
Amortization of unrecognized:
Actuarial loss	5.0	0.4	7.6	7.2
Prior service cost	1.5	0.1	2.0	3.7
Net periodic benefit cost before adjustments	$7.3	$0.5	$7.1	$11.0

Net Periodic Benefit Cost / (Income) - Postretirement	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Service cost	$0.1	$-	$0.1	$0.1
Interest cost	0.9	0.1	0.9	1.2
Expected return on assets (a)	(0.3)	-	(0.3)	(0.3)
Amortization of unrecognized:
Actuarial gain	(0.6)	-	(1.0)	(1.1)
Prior service cost	-	(0.1)	0.1	0.1
Net periodic benefit cost / (income) before adjustments	$0.1	$-	$(0.2)	$-

(a)            For purposes of calculating the expected return on pension plan assets under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be amortized into the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets was approximately $346.0 million in 2012, $335.0 million in 2011, and $274.0 million in 2010.

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

Pension	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Net actuarial loss / (gain)	$5.5	$-	$(38.7)	$1.9
Prior service credit	-	-	(2.2)	-
Reversal of amortization item:
Net actuarial gain	(5.0)	(0.4)	(7.6)	(7.2)
Prior service credit	(1.5)	(0.1)	(2.0)	(3.7)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$(1.0)	$(0.5)	$(50.5)	$(9.0)

Total recognized in net periodic benefit cost Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$6.3	$(0.5)	$(43.4)	$2.0

Postretirement	Successor		Predecessor
$ in millions	Year ended December 31, 2012	November 28, 2011 through December 31, 2011	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Net actuarial loss / (gain)	$1.0	$-	$0.2	$(1.9)
Prior service cost / (credit)	-	0.1	(0.1)	-
Reversal of amortization item:
Net actuarial loss	0.7	-	1.0	1.1
Prior service credit	-	-	(0.1)	(0.1)
Transition asset	-	(0.1)	-	-
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$1.7	$-	$1.0	$(0.9)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$1.8	$-	$0.8	$(0.9)

Estimated amounts that will be amortized from AOCI, Regulatory assets and Regulatory liabilities into net periodic benefit costs during 2013 are:

$ in millions	Pension	Postretirement
Net actuarial loss / (gain)	$4.9	$(0.5)
Prior service cost	$1.5	$-

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

For 2013, we are maintaining our expected long-term rate of return on assets assumption of 7.00% for pension plan assets and 6.00% for postretirement benefit plan assets.  These expected returns are based primarily on portfolio investment allocation.  There can be no assurance of our ability to generate these rates of return in the future.

Our overall discount rate was evaluated in relation to the Aon Hewitt AA Above Median Yield Curve which represents a portfolio of above median AA-rated bonds used to settle pension obligations.  Peer data and historical returns were also reviewed to verify the reasonableness and appropriateness of our discount rate used in the calculation of benefit obligations and expense.

The weighted average assumptions used to determine benefit obligations during December 31, 2012, 2011 and 2010 were:

Benefit Obligation Assumptions	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Discount rate for obligations	4.04%	4.88%	5.31%	3.75%	4.62%	4.96%
Rate of compensation increases	3.94%	3.94%	3.94%	N/A	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2012, 2011 and 2010 were:

Net Periodic Benefit Cost / (Income) Assumptions	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Discount rate - Successor	4.88%	5.31%		4.62%	4.96%
Discount rate - Predecessor		4.88%	5.75%		4.62%	5.35%
Expected rate of return on plan assets - Successor	7.00%	8.00%		6.00%	6.00%
Expected rate of return on plan assets - Predecessor		7.00%	8.50%		6.00%	6.00%
Rate of compensation increases	3.94%	3.94%	4.44%	N/A	N/A	N/A

The assumed health care cost trend rates at December 31, 2012, 2011 and 2010 are as follows:

Health Care Cost Assumptions	Expense			Benefit Obligation
	2012	2011	2010	2012	2011	2010
Pre - age 65
Current health care cost trend rate	8.50%	8.50%	9.50%	8.00%	8.50%	8.50%

Year trend reaches ultimate - Successor	2019	2018		2019	2019
Year trend reaches ultimate - Predecessor		2019	2015		2019	2018

Post - age 65
Current health care cost trend rate	8.00%	8.00%	9.00%	7.50%	8.00%	8.00%

Year trend reaches ultimate - Successor	2018	2017		2018	2018
Year trend reaches ultimate - Predecessor		2018	2014		2018	2017

Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The assumed health care cost trend rates have an effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation:

Effect of change in health Care Cost Trend Rate
$ in millions	One-percent increase	One-percent decrease
Service cost plus interest cost	$0.1	$(0.1)
Benefit obligation	$1.2	$(1.0)

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments and Medicare Part D reimbursements
$ in millions	Pension	Postretirement
2013	$22.1	$2.5
2014	$22.5	$2.4
2015	$23.0	$2.3
2016	$23.3	$2.1
2017	$23.7	$1.9
2018-2022	$122.6	$7.6

We expect to make contributions of $0.4 million to our SERP in 2013 to cover benefit payments.  We also expect to contribute $2.1 million to our other postretirement benefit plans in 2013 to cover benefit payments.

The Pension Protection Act of 2006 (the Act) contained new requirements for our single employer defined benefit pension plan.  In addition to establishing a 100% funding target for plan years beginning after December 31, 2008, the Act also limits some benefits if the funded status of pension plans drops below certain thresholds.  Among other restrictions under the Act, if the funded status of a plan falls below a predetermined ratio of 80%, lump-sum payments to new retirees are limited to 50% of amounts that otherwise would have been paid and new benefit improvements may not go into effect.  For the 2012 plan year, the funded status of our defined benefit pension plan as calculated under the requirements of the Act was 116.56% and is estimated to be 116.56% until the 2013 status is certified in September 2013 for the 2013 plan year.  The Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), which was signed into law on December 23, 2008, grants plan sponsors certain relief from funding requirements and benefit restrictions of the Act.

Plan Assets

Plan assets are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return benchmark.  Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan's funded status and our financial condition.  Investment performance and asset allocation are measured and monitored on an ongoing basis.

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

Long-term strategic asset allocation guidelines are determined by management and take into account the Plan’s long-term objectives as well as its short-term constraints.  The target allocations for plan assets are 30 - 80% for equity securities, 30 - 65% for fixed income securities, 0 - 10% for cash and 0 - 25% for alternative investments.  Equity securities include U.S. and international equity, while fixed income securities include long-duration and high-yield bond funds and emerging market debt funds.  Other types of investments include investments in hedge funds and private equity funds that follow several different strategies.

The fair values of our pension plan assets at December 31, 2012 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2012

Asset Category $ in millions	Market Value at December 31, 2012	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Equity securities (a)
Small/Mid cap equity	$14.3	$-	$14.3	$-
Large cap equity	50.5	-	50.5	-
International equity	37.0	-	37.0	-
Total equity securities	101.8	-	101.8	-

Debt securities (b)
Emerging markets debt	7.4	-	7.4	-
High yield bond	12.7	-	12.7	-
Long duration fund	188.6	-	188.6	-
Total debt securities	208.7	-	208.7	-

Cash and cash equivalents (c)
Cash	13.9	13.9	-	-

Other investments (d)
Limited partnership interest	-	-	-	-
Common collective fund	37.0	-	-	37.0
Total other investments	37.0	-	-	37.0

Total pension plan assets	$361.4	$13.9	$310.5	$37.0

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

(c)            This category comprises cash held to pay beneficiaries and the proceeds received from the sale of the DPL common stock, which was cashed-out at $30/share at the Merger date.  The fair value of cash equals its book value.

(d)            This category represents a private equity fund that specializes in management buyouts and a hedge fund of funds made up of 30+ different hedge fund managers diversified over eight different hedge strategies.  The fair value of the private equity fund is determined by the General Partner of the fund based on the performance of the individual companies.  The fair value of the hedge fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The fair values of our pension plan assets at December 31, 2011 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2011

Asset Category $ in millions	Market Value at December 31, 2011	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Equity securities (a)
Small/Mid cap equity	$16.2	$-	$16.2	$-
Large cap equity	54.5	-	54.5	-
International equity	34.2	-	34.2	-
Total equity securities	104.9	-	104.9	-

Debt securities (b)
Emerging markets debt	-	-	-	-
Fixed income	-	-	-	-
High yield bond	-	-	-	-
Long duration fund	130.8	-	130.8	-
Total debt securities	130.8	-	130.8	-

Cash and cash equivalents (c)
Cash	28.0	28.0	-	-

Other investments (d)
Limited partnership interest	0.8	-	-	0.8
Common collective fund	71.4	-	-	71.4
Total other investments	72.2	-	-	72.2

Total pension plan assets	$335.9	$28.0	$235.7	$72.2

(a)            This category includes investments in equity securities of large, small and medium sized companies and equity securities of foreign companies including those in developing countries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

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

(d)            This category represents a private equity fund that specializes in management buyouts and a hedge fund of funds made up of 30+ different hedge fund managers diversified over eight different hedge strategies.  The fair value of the private equity fund is determined by the General Partner of the fund based on the performance of the individual companies.  The fair value of the hedge fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

Change in fair value measurements of pension assets using significant unobservable inputs (Level 3)
$ in millions	Limited Partnership Interest	Common Collective Fund
January 1, 2011 through November 27, 2011 (Predecessor):
Beginning balance January 1, 2011	$2.8	$57.4
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.8)	(1.5)
Relating to assets sold during the period	-	-
Purchases, sales and settlements	(1.1)	15.4
Transfers in and / or out of Level 3	-	-
Ending balance at November 27, 2011	$0.9	$71.3

November 28, 2011 through December 31, 2011 (Successor):
Beginning balance November 28, 2011	$0.9	$71.3
Actual return on plan assets:
Relating to assets still held at the reporting date	-	0.1
Relating to assets sold during the period	-	-
Purchases, sales and settlements	(0.1)	-
Transfers in and / or out of Level 3	-	-
Ending balance at December 31, 2011	$0.8	$71.4

Year ended December 31, 2012
Actual return on plan assets:
Relating to assets still held at the reporting date	-	1.4
Relating to assets sold during the period	0.9	-
Purchases, sales and settlements	(1.7)	(35.8)
Transfers in and / or out of Level 3	-	-
Ending balance at December 31, 2012	$(0.0)	$37.0

The fair values of our other postretirement benefit plan assets at December 31, 2012 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2012

Asset Category $ in millions	Market Value at December 31, 2012	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
JP Morgan Core Bond Fund (a)	$4.2	$-	$4.2	$-

(a)            This category includes investments in U.S. government obligations and mortgage-backed and asset-backed securities.  The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The fair values of our other postretirement benefit plan assets at December 31, 2011 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2011

Asset Category $ in millions	Market Value at December 31, 2011	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
JP Morgan Core Bond Fund (a)	$4.5	$-	$4.5	$-

(a)            This category includes investments in U.S. government obligations and mortgage-backed and asset-backed securities.  The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

10. Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other method is available to us.  The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.  The table below presents the fair value and cost of our non-derivative instruments at December 31, 2012 and 2011.  See also Note 11 for the fair values of our derivative instruments.

	December 31, 2012		December 31, 2011
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.2	$0.2
Equity securities	4.0	5.1	3.9	4.4
Debt securities	4.6	5.0	5.0	5.5
Multi-strategy fund	0.3	0.3	0.3	0.2
Total assets	$9.1	$10.6	$9.4	$10.3

Liabilities
Debt	$2,609.9	$2,707.1	$2,629.3	$2,710.6

Debt

The carrying value of DPL’s debt was adjusted to fair value at the Merger date.  The fair value of the debt at December 31, 2012 did not change substantially from the value at the Merger date.  Unrealized gains or losses are not recognized in the financial statements as debt is presented at the carrying value established at the Merger date, net of unamortized premium or discount in the financial statements.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2013 to 2061.

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

DPL had $0.7 million ($0.5 million after tax) and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2012 and $0.9 million ($0.6 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2011.

Various investments were sold during the past twelve months to facilitate the distribution of benefits.  $0.1 million ($0.1 million after tax) of unrealized gains were reversed into earnings during the past twelve months.  $0.1 million ($0.1 million after tax) of unrealized gains are expected to be reversed to earnings over the next twelve months.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of December 31, 2012 and 2011.  These assets are part of the Master Trust.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of December 31, 2012,  DPL did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit
$ in millions	Fair Value at December 31, 2012	Unfunded Commitments	Redemption Frequency
Money market fund (a)	$0.2	$-	Immediate
Equity securities (b)	5.1	-	Immediate
Debt Securities (c)	5.0	-	Immediate
Multi-strategy fund (d)	0.3	-	Immediate
Total	$10.6	$-

Fair Value Estimated Using Net Asset Value per Unit
$ in millions	Fair Value at December 31, 2011	Unfunded Commitments	Redemption Frequency
Money market fund (a)	$0.2	$-	Immediate
Equity securities (b)	4.4	-	Immediate
Debt Securities (c)	5.5	-	Immediate
Multi-strategy fund (d)	0.2	-	Immediate
Total	$10.3	$-

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the twelve months ended December 31, 2012 and 2011.

The fair value of assets and liabilities at December 31, 2012 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2012(a)	Based on Quoted Prices in Active Markets	Other observable inputs	Unobservable inputs
Assets
Master trust assets
Money market funds	$0.2	$0.2	$-	$-
Equity securities	5.1	-	5.1	-
Debt securities	5.0	-	5.0	-
Multi-strategy fund	0.3	-	0.3	-
Total Master trust assets	10.6	0.2	10.4	-

Derivative assets
Heating oil futures	0.2	0.2	-	-
Forward power contracts	6.3	-	6.3	-
Total derivative assets	6.5	0.2	6.3	-

Total assets	$17.1	$0.4	$16.7	$-

Liabilities
Derivative liabilities
FTRs	$(0.1)	$-	$-	$(0.1)
Interest rate hedges	(29.5)	-	(29.5)	-
Forward power contracts	(13.1)	-	(13.1)	-
Total derivative liabilities	(42.7)	-	(42.6)	(0.1)

Long Term Debt	(2,707.1)	-	(2,688.2)	(18.9)

Total liabilities	$(2,749.8)	$-	$(2,730.8)	$(19.0)

(a)	Includes credit valuation adjustment.

As of December 31, 2012, this table includes Forward power contracts in an asset position of $6.3 million.  This table does not include $8.2 million of Forward power contracts that had been, but no longer need to be, accounted for as derivatives at fair value that are to be amortized to earnings over the remaining term of the associated forward contract. The amortization is discussed in Note 11.

The fair value of assets and liabilities at December 31, 2011 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2011(a)	Based on Quoted Prices in Active Markets	Other observable inputs	Unobservable inputs
Assets
Master trust assets
Money market funds	$0.2	$-	$0.2	$-
Equity securities	4.4	-	4.4	-
Debt securities	5.5	-	5.5	-
Multi-strategy fund	0.2	-	0.2	-
Total Master trust assets	10.3	-	10.3	-

Derivative assets
FTRs	0.1	-	0.1	-
Heating oil futures	1.8	1.8	-	-
Forward power contracts	17.3	-	17.3	-
Total derivative assets	19.2	1.8	17.4	-

Total assets	$29.5	$1.8	$27.7	$-

Liabilities
Derivative liabilities
Interest rate hedges	$(32.5)	$-	$(32.5)	$-
Forward NYMEX coal contracts	(14.5)	-	(14.5)	-
Forward power contracts	(13.3)	-	(13.3)	-
Total derivative liabilities	(60.3)	-	(60.3)	-

Total liabilities	$(60.3)	$-	$(60.3)	$-

(a)            Includes credit valuation adjustment.

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

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Our long-term leases and the WPAFB note are not publicly traded.  Fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.  Additional Level 3 disclosures were not presented since debt is not recorded at fair value.

Approximately 98% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  A new ARO liability in the amount of $0.1 million was established in 2012 associated with a gypsum landfill disposal site that is presently under construction.  This increase in 2012 was offset by a $0.1 million reduction in ARO for asbestos as a result of an acceleration of removal and remediation activities.  There were $4.8 million of gross additions to our existing river structures and asbestos AROs as a result of the purchase accounting adjustments in 2011.  There were additions of $0.1 million and $0.9 million during the periods November 28, 2011 through December 31, 2011January 1, 2011 through November 27, 2011, respectively.

Cash Equivalents

DPL had $130.0 million and $125.0 million in money market funds classified as cash and cash equivalents in its Consolidated Balance Sheets at December 31, 2012 and 2011, respectively.  The money market funds have quoted prices that are generally equivalent to par.

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

At December 31, 2012, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	6.9	-	6.9
Heating Oil Futures	Mark to Market	Gallons	1,764.0	-	1,764.0
Forward Power Contracts	Cash Flow Hedge	MWh	1,021.0	(2,197.9)	(1,176.9)
Forward Power Contracts	Mark to Market	MWh	2,510.7	(4,760.4)	(2,249.7)
Interest Rate Swaps	Cash Flow Hedge	USD	$160,000.0	$-	$160,000.0

At December 31, 2011, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	7.1	(0.7)	6.4
Heating Oil Futures	Mark to Market	Gallons	2,772.0	-	2,772.0
Forward Power Contracts	Cash Flow Hedge	MWh	886.2	(341.6)	544.6
Forward Power Contracts	Mark to Market	MWh	1,769.4	(1,739.5)	29.9
NYMEX-quality Coal Contracts (a)	Mark to Market	Tons	2,015.0	-	2,015.0
Interest Rate Swaps	Cash Flow Hedge	USD	$160,000.0	$-	$160,000.0

(a)            Includes our partners’ share for the jointly-owned stations that DP&L operates.

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration.  The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring.  The ineffective portion of the cash flow hedge is recognized in earnings in the current period.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.

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

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges:

	Successor				Predecessor
	Year ended December 31, 2012		November 28, 2011 through December 31, 2011		January 1, 2011 through November 27, 2011		Year ended December 31, 2010
$ in millions	Power	Interest Rate Hedges	Power	Interest Rate Hedges	Power	Interest Rate Hedges	Power	Interest Rate Hedges
Beginning accumulated derivative gain / (loss) in AOCI (a)	$0.3	$(0.8)	$-	$-	$(1.8)	$21.4	$(1.4)	$14.7

Net gains / (losses) associated with current period hedging transactions	(2.6)	1.1	0.1	(0.6)	(1.2)	(57.0)	3.1	9.2

Net gains reclassified to earnings:
Interest Expense	-	0.2	-	(0.2)	-	(2.3)	-	(2.5)
Revenues	(0.7)	-	0.1	-	1.1	-	(3.5)	-
Purchased Power	-	-	0.1	-	0.9	-	-	-

Ending accumulated derivative gain / (loss) in AOCI	$(3.0)	$0.5	$0.3	$(0.8)	$(1.0)	$(37.9)	$(1.8)	$21.4

Net gains / (losses) associated with the ineffective portion of the hedging transaction
Interest Expense	$-	$0.2	$-	$0.4	$-	$5.1	$-	$-
Revenues	$-	$-	$-	$-	$-	$-	$-	$-

Portion expected to be reclassified to earnings in the next twelve months (b)	$(7.7)	$-	$-	$-	$-	$-	$-	$-

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	24.0	8.0

(a)            Approximately $38.9 million of unrealized losses previously deferred into AOCI were removed as a result of purchase accounting.  See Note 2 for further details of the purchase price allocation.

(b)            The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table shows the fair value and balance sheet classification of DPL’s derivative instruments designated as hedging instruments at December 31, 2012 and 2011.

Fair Values of Derivative Instruments Designated as Hedging Instruments at December 31, 2012
$ in millions	Fair Value (a)	Balance Sheet Location
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$0.5	Other prepayments and current assets
Forward Power Contracts in a Liability Position	(6.7)	Other current liabilities
Interest Rate Hedges in a Liability Position	(29.5)	Other current liabilities
Total Short-term Cash Flow Hedges	(35.7)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	0.5	Other deferred assets
Forward Power Contracts in a Liability Position	(1.5)	Other deferred credits
Interest Rate Hedges in a Liability Position	-	Other deferred credits
Total Long-term Cash Flow Hedges	(1.0)

Total Cash Flow Hedges	$(36.7)

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments Designated as Hedging Instruments at December 31, 2011
$ in millions	Fair Value (a)	Balance Sheet Location
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.5	Other prepayments and current assets
Forward Power Contracts in a Liability Position	(0.2)	Other current liabilities
Total Short-term Cash Flow Hedges	1.3

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	0.1	Other deferred assets
Forward Power Contracts in a Liability Position	(2.6)	Other deferred credits
Interest Rate Hedges in a Liability Position	(32.5)	Other deferred credits
Total Long-term Cash Flow Hedges	(35.0)

Total Cash Flow Hedges	$(33.7)

(a)            Includes credit valuation adjustment.

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

The following tables show the amount and classification within the consolidated statements of results of operations or balance sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the year ended December 31, 2012, the period November 28, 2011 through December 31, 2011, the period January 1, 2011 through November 27, 2011, and the year ended December 31, 2010.

Successor
Year ended December 31, 2012
$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Derivatives not designated as hedging instruments
Change in unrealized gain / (loss)	$14.5	$(1.6)	$(0.2)	$4.3	$17.0
Realized gain / (loss)	(29.5)	1.9	0.5	(5.0)	(32.1)
Total	$(15.0)	$0.3	$0.3	$(0.7)	$(15.1)

Recorded on Balance Sheet:
Partners' share of gain	$4.2	$-	$-	$-	$4.2
Regulatory (asset) / liability	1.0	(0.6)	-	-	0.4

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	(5.1)	(5.1)
Purchased Power	-	-	0.3	4.4	4.7
Fuel	(20.2)	0.7	-	-	(19.5)
O&M	-	0.2	-	-	0.2
Total	$(15.0)	$0.3	$0.3	$(0.7)	$(15.1)

November 28, 2011 through December 31, 2011
$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Derivatives not designated as hedging instruments
Change in unrealized loss	$(1.4)	$(0.5)	$-	$(0.8)	$(2.7)
Realized gain / (loss)	(1.2)	0.1	0.1	(0.9)	(1.9)
Total	$(2.6)	$(0.4)	$0.1	$(1.7)	$(4.6)

Recorded on Balance Sheet:
Partners' share of loss	$(0.3)	$-	$-	$-	$(0.3)
Regulatory asset	(0.1)	(0.1)	-	-	(0.2)

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	0.6	0.6
Purchased Power	-	-	0.1	(2.3)	(2.2)
Fuel	(2.2)	(0.3)	-	-	(2.5)
O&M	-	-	-	-	-
Total	$(2.6)	$(0.4)	$0.1	$(1.7)	$(4.6)

Predecessor
January 1, 2011 through November 27, 2011
$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Derivatives not designated as hedging instruments
Change in unrealized gain / (loss)	$(50.7)	$0.6	$(0.2)	$0.8	$(49.5)
Realized gain / (loss)	8.7	2.2	(0.6)	(2.7)	7.6
Total	$(42.0)	$2.8	$(0.8)	$(1.9)	$(41.9)

Recorded on Balance Sheet:
Partners' share of loss	$(25.9)	$-	$-	$-	$(25.9)
Regulatory (asset) / liability	(7.0)	0.1	-	-	(6.9)

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	(3.8)	(3.8)
Purchased Power	-	-	(0.8)	1.9	1.1
Fuel	(9.1)	2.5	-	-	(6.6)
O&M	-	0.2	-	-	0.2
Total	$(42.0)	$2.8	$(0.8)	$(1.9)	$(41.9)

Year ended December 31, 2010
$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Derivatives not designated as hedging instruments
Change in unrealized gain / (loss)	$33.5	$2.8	$(0.6)	$0.1	$35.8
Realized gain / (loss)	3.2	(1.6)	(1.5)	(0.1)	-
Total	$36.7	$1.2	$(2.1)	$-	$35.8

Recorded on Balance Sheet:
Partners' share of gain	$20.1	$-	$-	$-	$20.1
Regulatory liability	4.6	1.1	-	-	5.7

Recorded in Income Statement: gain / (loss)
Purchased Power	-	-	(2.1)	-	(2.1)
Fuel	12.0	0.1	-	-	12.1
O&M	-	-	-	-	-
Total	$36.7	$1.2	$(2.1)	$-	$35.8

The following tables show the fair value and balance sheet classification of DPL’s derivative instruments not designated as hedging instruments at December 31, 2012 and 2011.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments
December 31, 2012
$ in millions	Fair Value (a)	Balance Sheet Location
Short-term Derivative Positions

FTRs in a Liability Position	$(0.1)	Other current liabilities
Forward Power Contracts in an Asset Position	2.7	Other prepayments and current assets
Forward Power Contracts in a Liability Position	(4.1)	Other current liabilities
Heating Oil Futures in an Asset Position	0.2	Other prepayments and current assets
Total Short-term Derivative MTM Positions	(1.3)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	3.6	Other deferred assets
Forward Power Contracts in a Liability Position	(0.8)	Other deferred credits
Total Long-term Derivative MTM Positions	2.8

Net MTM Position	$1.5

(a)            Includes credit valuation adjustment.

As of December 31, 2012, this table includes Forward power contracts in a short-term asset position of $2.7 million and a long-term asset position of $3.6 million.  This table does not include a short-term asset position  of $7.2 million or a long-term asset position of $1.0 million of Forward power contracts that had been, but no longer need to be, accounted for as derivatives at fair value that are to be amortized to earnings over the remaining term of the associated forward contract. The amortization is included in the above table for the Year Ended December 31, 2012.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments
December 31, 2011
$ in millions	Fair Value (a)	Balance Sheet Location
Short-term Derivative Positions

FTRs in an Asset Position	$0.1	Other prepayments and current assets
Forward Power Contracts in an Asset Position	9.9	Other prepayments and current assets
Forward Power Contracts in a Liability Position	(6.5)	Other current liabilities
NYMEX-quality Coal Forwards in a Liability Position	(8.3)	Other current liabilities
Heating Oil Futures in an Asset Position	1.8	Other prepayments and current assets
Total Short-term Derivative MTM Positions	(3.0)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	5.8	Other deferred assets
Forward Power Contracts in a Liability Position	(4.0)	Other deferred credits
NYMEX-quality Coal Forwards in a Liability Position	(6.2)	Other deferred credits
Total Long-term Derivative MTM Positions	(4.4)

Net MTM Position	$(7.4)

(a)            Includes credit valuation adjustment.

Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  Since our debt has fallen below investment grade, some of our counterparties to the derivative instruments have requested collateralization of the MTM loss.

The aggregate fair value of DPL’s derivative instruments that are in a MTM loss position at December 31, 2012 is $13.2 million.  This amount is offset by $5.1 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $6.3 million.  Since our debt is below investment grade, we could have to post collateral for the remaining $1.8 million.

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

The following table summarizes share-based compensation expense (note that there is no share-based compensation activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Performance shares	$2.4	$2.1
Restricted shares	5.3	1.7
Non-employee directors' RSUs	0.6	0.4
Management performance shares	1.8	0.5
Share-based compensation included in Operation and maintenance expense	10.1	4.7
Income tax benefit	(3.5)	(1.6)
Total share-based compensation, net of tax	$6.6	$3.1

Share-based awards issued in DPL’s common stock were distributed from treasury stock prior to the Merger; as of the Merger date, remaining share-based awards were distributed in cash in accordance with the Merger agreement.

Determining Fair Value

Valuation and Amortization Method – We estimated the fair value of performance shares using a Monte Carlo simulation; restricted shares were valued at the closing market price on the day of grant and the Directors’ RSUs were valued at the closing market price on the day prior to the grant date.  We amortized the fair value of all awards on a straight-line basis over the requisite service periods, which were generally the vesting periods.

Expected Volatility – Our expected volatility assumptions were based on the historical volatility of DPL common stock.  The volatility range captured the high and low volatility values for each award granted based on its specific terms.

Expected Life – The expected life assumption represented the estimated period of time from the grant date until the exercise date and reflected historical employee exercise patterns.

Risk-Free Interest Rate – The risk-free interest rate for the expected term of the award was based on the corresponding yield curve in effect at the time of the valuation for U.S. Treasury bonds having the same term as the expected life of the award, i.e., a five-year bond rate was used for valuing an award with a five year expected life.

Expected Dividend Yield – The expected dividend yield was based on DPL’s current dividend rate, adjusted as necessary to capture anticipated dividend changes and the 12 month average DPL common stock price.

Expected Forfeitures – The forfeiture rate used to calculate compensation expense was based on DPL’s historical experience, adjusted as necessary to reflect special circumstances.

Stock Options

In 2000, DPL’s Board of Directors adopted and DPL’s shareholders approved The DPL Inc. Stock Option Plan.  With the approval of the EPIP in April 2006, no new awards were granted under The DPL Inc. Stock Option Plan.  Prior to the Merger, all outstanding stock options had been exercised or had expired.

Summarized stock option activity was as follows (note that there is no stock option activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Options:
Outstanding at beginning of period	351,500	417,500
Granted	-	-
Exercised	(75,500)	(66,000)
Expired	(276,000)	-
Forfeited	-	-
Outstanding at end of period	-	351,500

Exercisable at end of period	-	351,500

Weighted average option prices per share:
Outstanding at beginning of period	$28.04	$27.16
Granted	$-	$-
Exercised	$21.02	$21.00
Expired	$29.42	$-
Forfeited	$-	$-
Outstanding at end of period	$-	$28.04

Exercisable at end of period	$-	$28.04

The following table reflects information about stock option activity during the period (note that there is no stock option activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Weighted-average grant date fair value of options granted during the period	$-	$-
Intrinsic value of options exercised during the period	$0.7	$0.5
Proceeds from options exercised during the period	$1.6	$1.4
Excess tax benefit from proceeds of options exercised	$0.2	$0.1
Fair value of options that vested during the period	$-	$-
Unrecognized compensation expense	$-	$-
Weighted-average period to recognize compensation expense (in years)	-	-

Restricted Stock Units (RSUs)

RSUs were granted to certain key employees prior to 2001.  As of the Merger date, there were no RSUs outstanding.

Summarized RSU activity was as follows (note that there is no RSU activity after November 27, 2011 as a result of the Merger):

Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
RSUs:
Outstanding at beginning of period	-	3,311
Granted	-	-
Dividends	-	-
Exercised	-	(3,311)
Forfeited	-	-
Outstanding at end of period	-	-

Exercisable at end of period	-	-

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

Summarized performance share activity was as follows (note that there is no performance share activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Performance shares:
Outstanding at beginning of period	278,334	237,704
Granted	85,093	161,534
Dividends	(198,699)	(91,253)
Exercised	(66,836)	-
Forfeited	(97,892)	(29,651)
Outstanding at end of period	-	278,334

Exercisable at end of period	-	66,836

The following table reflects information about performance share activity during the period (note that there is no performance share activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Weighted-average grant date fair value of performance shares granted during the period	$2.2	$2.9
Intrinsic value of performance shares exercised during the period	$6.0	$2.5
Proceeds from performance shares exercised during the period	$-	$-
Excess tax benefit from proceeds of performance shares exercised	$0.7	$-
Fair value of performance shares that vested during the period	$4.7	$1.6
Unrecognized compensation expense	$-	$2.4
Weighted-average period to recognize compensation expense (in years)	-	1.7

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the performance shares granted during the period:

	Predecessor
	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Expected volatility	24.0%	24.3%
Weighted-average expected volatility	24.0%	24.3%
Expected life (years)	3.0	3.0
Expected dividends	5.0%	4.5%
Weighted-average expected dividends	5.0%	4.5%
Risk-free interest rate	1.2%	1.4%

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

The matching criteria were:

Value (Cost Basis) of Shared Purchased as a % of 2009 Base Salary	Company % Match of Value of Shares Purchased
1% to 25%	25%
>25% to 50%	50%
>50% to 100%	75%
>100% to 200%	125%

The matching percentage was applied on a cumulative basis and the resulting Restricted Share grant was adjusted at the end of each calendar quarter.  As a result of the Merger, the matching Restricted Share grants were suspended in March 2011.

In February 2011, the Board of Directors granted a targeted number of time-vested Restricted Shares to executives under the LTIP.  These Restricted Shares did not carry voting privileges nor did they receive dividend rights during the vesting period.  In addition, a one-year holding period was implemented after the three-year vesting period was completed.

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

Summarized Restricted Share activity was as follows (note that there is no Restricted Share activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Restricted shares:
Outstanding at beginning of period	219,391	218,197
Granted	67,346	42,977
Exercised	(286,737)	(20,803)
Forfeited	-	(20,980)
Outstanding at end of period	-	219,391

Exercisable at end of period	-	-

The following table reflects information about Restricted Share activity during the period (note that there is no Restricted Share activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Weighted-average grant date fair value of restricted shares granted during the period	$1.8	$1.1
Intrinsic value of restricted shares exercised during the period	$8.6	$0.4
Proceeds from restricted shares exercised during the period	$-	$-
Excess tax benefit from proceeds of restricted shares exercised	$0.5	$0.1
Fair value of restricted shares that vested during the period	$7.5	$0.6
Unrecognized compensation expense	$-	$3.4
Weighted-average period to recognize compensation expense (in years)	-	2.7

Non-Employee Director RSUs

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

The following table reflects information about RSU activity (note that there is no non-employee Director RSU activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Restricted stock units:
Outstanding at beginning of period	16,320	20,712
Granted	14,392	15,752
Dividends accrued	3,307	2,484
Vested and exercised	(34,019)	(2,618)
Vested, exercised and deferred	-	(20,010)
Forfeited	-	-
Outstanding at end of period	-	16,320

Exercisable at end of period	-	-

The following table reflects information about non-employee Director RSU activity during the period (note that there is no non-employee Director RSU activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Weighted-average grant date fair value of non-employee Director RSUs granted during the period	$0.5	$0.5
Intrinsic value of non-employee Director RSUs exercised during the period	$1.0	$0.5
Proceeds from non-employee Director RSUs exercised during the period	$-	$-
Excess tax benefit from proceeds of non-employee Director RSUs exercised	$-	$-
Fair value of non-employee Director RSUs that vested during the period	$1.0	$0.6
Unrecognized compensation expense	$-	$0.1
Weighted-average period to recognize compensation expense (in years)	-	0.3

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

Summarized management performance share activity was as follows (note that there is no management performance share activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Management performance shares:
Outstanding at beginning of period	104,124	84,241
Granted	49,510	37,480
Expired	(31,081)	-
Exercised	(111,289)	-
Forfeited	(11,264)	(17,597)
Outstanding at end of period	-	104,124

Exercisable at end of period	-	31,081

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the management performance shares granted during the period:

	Predecessor
	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Expected volatility	24.0%	24.3%
Weighted-average expected volatility	24.0%	24.3%
Expected life (years)	3.0	3.0
Expected dividends	5.0%	4.5%
Weighted-average expected dividends	5.0%	4.5%
Risk-free interest rate	1.2%	1.4%

The following table reflects information about management performance share activity during the period (note that there is no management performance share activity after November 27, 2011 as a result of the Merger):

	Predecessor
$ in millions	January 1, 2011 through November 27, 2011	Year ended December 31, 2010
Weighted-average grant date fair value of management performance shares granted during the period	$1.3	$0.9
Intrinsic value of management performance shares exercised during the period	$3.3	$-
Proceeds from management performance shares exercised during the period	$-	$-
Excess tax benefit from proceeds of management performance shares exercised	$-	$-
Fair value of management performance shares that vested during the period	$2.7	$0.9
Unrecognized compensation expense	$-	$0.9
Weighted-average period to recognize compensation expense (in years)	-	1.7

13. Redeemable Preferred Stock

DP&L has $100 par value preferred stock, 4,000,000 shares authorized, of which 228,058 were outstanding as of December 31, 2012.  DP&L also has $25 par value preferred stock, 4,000,000 shares authorized, none of which was outstanding as of December 31, 2012.  The table below details the preferred shares outstanding at December 31, 2012:

		December 31, 2012 and 2011		Carrying Value (a) ($ in millions)
	Preferred Stock Rate	Redemption price ($ per share)	Shares Outstanding	December 31, 2012	December 31, 2011
DP&L Series A	3.75%	$102.50	93,280	$7.4	$7.4
DP&L Series B	3.75%	$103.00	69,398	5.6	5.6
DP&L Series C	3.90%	$101.00	65,380	5.4	5.4
Total			228,058	$18.4	$18.4

(a)            Carrying value is fair value at Merger date.

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

As long as any DP&L preferred stock is outstanding, DP&L’s Amended Articles of Incorporation also contain provisions restricting the payment of cash dividends on any of its common stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its common stock subsequent to December 31, 1946, plus $1.2 million.  This dividend restriction has historically not affected DP&L’s ability to pay cash dividends and, as of December 31, 2012, DP&L’s retained earnings of $534.2 million were all available for common stock dividends payable to DPL.  We do not expect this restriction to have an effect on the payment of cash dividends in the future.  DPL records dividends on preferred stock of DP&L within Interest expense on the Statements of Results of Operations.

14. Common Shareholders’ Equity

Effective on the Merger date, DPL adopted Amended Articles of Incorporation providing for 1,500 authorized common shares, of which one share is outstanding at December 31, 2012.

On October 27, 2010, the DPL Board of Directors approved a new Stock Repurchase Program that permitted DPL to repurchase up to $200 million of its common stock from time to time in the open market, through private transactions or otherwise.  This 2010 Stock Repurchase Program was scheduled to run through December 31, 2013, but was suspended in connection with the Merger, discussed further in Note 2.

On October 28, 2009, the DPL Board of Directors approved a Stock Repurchase Program that permitted DPL to use proceeds from the exercise of DPL warrants by warrant holders to repurchase other outstanding DPL warrants or its common stock from time to time in the open market, through private transactions or otherwise.  This 2009 Stock Repurchase Program was scheduled to run through June 30, 2012, but was suspended in connection with the Merger, discussed further in Note 2.  In June 2011, 0.7 million warrants were exercised with proceeds of $14.7 million.  Since the Stock Repurchase Program was suspended, the proceeds from the June 2011 exercise of warrants were not used to repurchase stock.

As a result of the Merger involving DPL and AES, the outstanding shares of DPL common stock were converted into the right to receive merger consideration of $30.00 per share.  When the remaining warrants were exercised in March 2012, DPL paid the warrant holders an amount equal to $9.00 per warrant, which is the difference between the merger consideration of $30.00 per share of DPL common stock and the exercise price of $21.00 per share.  This amount was previously recorded as a $9.0 million liability at the Merger date.  At December 31, 2011, DPL had 1.0 million outstanding warrants which were exercised in March 2012.

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

ESOP

During October 1992, our Board of Directors approved the formation of a Company-sponsored ESOP to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to eligible full-time employees.  ESOP shares used to fund matching contributions to DP&L’s 401(k) vested after either two or three years of service in accordance with the match formula effective for the respective plan match year; other compensation shares awarded vested immediately.  In 1992, the ESOP Plan entered into a $90 million loan agreement with DPL in order to purchase shares of DPL common stock in the open market.  The leveraged ESOP was funded by an exempt loan, which was secured by the ESOP shares.  As debt service payments were made on the loan, shares were released on a pro rata basis.  The term loan agreement provided for principal and interest on the loan to be paid prior to October 9, 2007, with the right to extend the loan for an additional ten years.  In 2007, the maturity date was extended to October 7, 2017.  Effective January 1, 2009, the interest on the loan was amended to a fixed rate of 2.06%, payable annually.  Dividends received by the ESOP were used to repay the principal and interest on the ESOP loan to DPL.  Dividends on the allocated shares were charged to retained earnings and the share value of these dividends was allocated to participants.

During December 2011, the ESOP Plan was terminated and participant balances were transferred to one of the two DP&L sponsored defined contribution 401(k) plans.  On December 5, 2011, the ESOP Trust paid the total outstanding principal and interest of $68 million on the loan with DPL using the merger proceeds from DPL common stock held within the ESOP suspense account.

Compensation expense recorded, based on the fair value of the shares committed to be released, amounted to zero from November 28, 2011 through December 31, 2011 and forward (successor), $4.8 million from January 1, 2011 through November 27, 2011 (predecessor) and $6.7 million in 2010.

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

The common-equivalent shares excluded from the calculation of diluted EPS, because they were anti-dilutive, were not material for the period January 1, 2011, through November 27, 2011 and the year ended December 31, 2010.  Effective with the Merger, DPL is an indirectly wholly-owned subsidiary of AES and earnings per share information is no longer required.

The following shows the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	January 1, 2011 through November 27, 2011			Year ended December 31, 2010
$ and shares in millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$150.5	114.5	$ 1.31	$290.3	115.6	$ 2.51

Effect of Dilutive Securities:
Warrants		0.4			0.3
Stock options, performance and restricted shares		0.2			0.2
Diluted EPS	$150.5	115.1	$ 1.31	$290.3	116.1	$ 2.50

16. Insurance Recovery

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

17. Contractual Obligations, Commercial Commitments and Contingencies

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

At December 31, 2012, DPL had $21.5 million of guarantees to third parties for future financial or performance assurance under such agreements, including $21.2 million of guarantees on behalf of DPLE and DPLER and $0.3 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Consolidated Balance Sheets was $0.0 million and $0.1 million at December 31, 2012 and 2011, respectively.

To date, DPL has not incurred any losses related to the guarantees of DPLE’s, DPLER’s and MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s, DPLER’s and MC Squared’s obligations.

Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of December 31, 2012, DP&L could be responsible for the repayment of 4.9%, or $78.2 million, of a $1,596.5 million debt obligation comprised of both fixed and variable rate securities with maturities between 2013 and 2040.  This would only happen if this electric generation company defaulted on its debt payments.  At December 31, 2012, we have no knowledge of such a default.

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2012, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:

Long-term debt	$2,598.7	$570.4	$425.3	$450.2	$1,152.8
Interest payments	1,031.4	133.5	216.3	174.1	507.5
Pension and postretirement payments	256.2	24.6	50.3	51.1	130.2
Operating leases	1.0	0.4	0.6	-	-
Coal contracts (a)	586.4	227.6	150.6	138.8	69.4
Limestone contracts (a)	26.8	5.4	10.7	10.7	-
Purchase orders and other contractual obligations	55.9	34.6	10.9	10.4	-
Reserve for uncertain tax positions	18.3	18.3	-	-	-
Total contractual obligations	$4,574.7	$1,014.8	$864.7	$835.3	$1,859.9

(a)            Total at DP&L operated units.

Long-term debt:

DPL’s long-term debt as of December 31, 2012, consists of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds,  capital leases, and the WPAFB note.  These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

DP&L’s long-term debt as of December 31, 2012, consists of first mortgage bonds, tax-exempt pollution control bonds, capital leases, and the WPAFB note.  These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 7 for additional information.

Interest payments:

Interest payments are associated with the long-term debt described above.  The interest payments relating to variable-rate debt are projected using the interest rate prevailing at December 31, 2012.

Pension and postretirement payments:

As of December 31, 2012, DPL, through its principal subsidiary DP&L, had estimated future benefit payments as outlined in Note 9.  These estimated future benefit payments are projected through 2022.

Capital leases:

As of December 31, 2012, DPL, through its principal subsidiary DP&L, had two immaterial capital leases that expire in 2013 and 2014.

Operating leases:

As of December 31, 2012, DPL, through its principal subsidiary DP&L, had several immaterial operating leases with various terms and expiration dates.

Coal contracts:

DPL, through its principal subsidiary DP&L, has entered into various long-term coal contracts to supply the coal requirements for the generating stations it operates.  Some contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DPL, through its principal subsidiary DP&L, has entered into various limestone contracts to supply limestone used in the operation of FGD equipment at its generating facilities.

Purchase orders and other contractual obligations:

As of December 31, 2012, DPL had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

Reserve for uncertain tax positions:

As of December 31, 2012, DPL had $18.3 million in uncertain tax positions which are expected to be resolved within the next year.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2012, cannot be reasonably determined.

Environmental Matters

DPL,  DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated.  We have estimated liabilities of approximately $3.6 million for environmental matters.  We evaluate the potential liability related to probable losses arising from environmental matters quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our electric generating stations.  Some of these matters could have material adverse impacts on the operation of the stations; especially the stations that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, Hutchings and Beckjord are our only coal-fired generating units that do not have this equipment installed.  DP&L owns 100% of the Hutchings Station and a 50% interest in Beckjord Unit 6.

On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our commonly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners of Beckjord 6 to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this unit. Beckjord was valued at zero at the Merger date.  We do not believe that any additional accruals are needed as a result of this decision.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated June 1, 2014.  In addition, DP&L has notified PJM that the remaining Hutchings units will be deactivated by June 1, 2015.  We do not believe that any accruals are needed related to the Hutchings Station.

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

Cross-State Air Pollution Rule

The USEPA promulgated the “Clean Air Interstate Rule” (CAIR) on March 10, 2005, which required allowance surrender for SO2 and NOx emissions from existing electric generating stations located in 28 eastern states and the District of Columbia.  CAIR contemplated two implementation phases.  The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively.  A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015.  To implement the required emission reductions for this rule, the states were to establish emission allowance based “cap-and-trade” programs.  CAIR was subsequently challenged in federal court, and on July 11, 2008, the United States Court of Appeals for the D.C. Circuit issued an opinion striking down much of CAIR and remanding it to the USEPA.

In response to the D.C. Circuit's opinion, on July 7, 2011, the USEPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in 27 States,” which is now referred to as the Cross-State Air Pollution Rule (CSAPR).  Starting in 2012, CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources, such as power stations.  Once fully implemented in 2014, the rule would have required additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels.  Many states, utilities and other affected parties filed petitions for review, challenging the CSAPR before the U.S. Court of Appeals for the District of Columbia.  A large subset of the Petitioners also sought a stay of the CSAPR. On December 30, 2011, the D.C. Circuit granted a stay of the CSAPR and directed the USEPA to continue administering CAIR. On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated CSAPR, ruling that USEPA overstepped its regulatory authority by requiring states to make reductions beyond the levels required in the CAA and failed to provide states an initial opportunity to adopt their own measures for achieving federal compliance.  As a result of this ruling, the surviving provisions of CAIR will continue to serve as the governing program until USEPA takes further action or the U.S. Congress intervenes.  Assuming that USEPA constructs a replacement interstate transport rule addressing the D.C. Circuit Court’s ruling, we believe companies will have three years or more before they would be required to comply with a replacement rule.  At this time, it is not possible to predict the details of such a replacement transport rule or what impacts it may have on our consolidated financial condition, results of operations or cash flows. On October 5, 2012, USEPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing by all of the judges of the D.C. Circuit Court of the case pursuant to which the three-judge panel ruled that CSAPR be vacated.  On January 24, 2013, the D.C. Circuit Court denied this petition for rehearing en banc of the D.C. Circuit Court’s August 2012 decision to vacate CSAPR.  Therefore, CAIR remains in effect.  If CSAPR were to be reinstated in its current form, we do not expect any material capital costs for DP&L’s stations, assuming Beckjord 6 and Hutchings generating stations will not operate on coal in 2015 due to implementation of the Mercury and Air Toxics Standards.  Because we cannot predict the final outcome of the replacement interstate transport rulemaking, we cannot predict its financial impact on DP&L’s operations.

Mercury and Other Hazardous Air Pollutants

On May 3, 2011, the USEPA published proposed Maximum Achievable Control Technology (MACT) standards for coal- and oil-fired electric generating units.  The standards include new requirements for emissions of mercury and a number of other heavy metals.  The USEPA Administrator signed the final rule, now called MATS (Mercury and Air Toxics Standards), on December 16, 2011, and the rule was published in the Federal Register on February 16, 2012.  Our affected electric generating units (EGUs) will have to come into compliance with the new requirements by April 16, 2015, but may be granted an additional year contingent on Ohio EPA approval.  DP&L is evaluating the costs that may be incurred to comply with the new requirement; however, MATS could have a material adverse effect on our results of operations and result in material compliance costs.

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers, and process heaters at major and area source facilities.  The final rule was published in the Federal Register on March 21, 2011.  This regulation affects seven auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The regulations contain emissions limitations, operating limitations and other requirements.  In December 2011, the USEPA proposed additional changes to this rule and solicited comments.  On December 21, 2012, the Administrator of USEPA signed the final rule, which will be followed by publication in the Federal Register.  Compliance costs are not expected to be material to DP&L’s operations.

On May 3, 2010, the National Emissions Standards for Hazardous Air Pollutants for compression ignition (CI) reciprocating internal combustion engines (RICE) became effective.  The units affected at DP&L are 18 diesel electric generating engines and eight emergency “black start” engines.  The existing CI RICE units must comply by May 3, 2013.  The regulations contain emissions limitations, operating limitations and other requirements.  DP&L expects to meet this deadline and expects the compliance costs to be immaterial.

National Ambient Air Quality Standards

On January 5, 2005, the USEPA published its final non-attainment designations for the National Ambient Air Quality Standard (NAAQS) for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On December 31, 2012, USEPA redesignated Adams County, where Stuart and Killen are located, to attainment status.  This status may be temporary, as on December 12, 2012, the USEPA tightened the PM 2.5 standard to 12.0 micrograms per cubic meter.  This will begin a process of redesignations during 2014.  We cannot predict the effect the revisions to the PM 2.5 standard will have on DP&L’s financial condition or results of operations.

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

Carbon Dioxide and Other Greenhouse Gas Emissions

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

On April 13, 2012, the USEPA published its proposed GHG standards for new electric generating units (EGUs) under CAA subsection 111(b), which would require certain new EGUs to meet a standard of 1,000 pounds of CO2 per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation.  The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive CO2 emission control technology to meet the standard.  Furthermore, the USEPA may propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d).  These latter rules may focus on energy efficiency improvements at electric generating stations.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

Approximately 97% of the energy we produce is generated by coal.  DP&L’s share of CO2  emissions at generating stations we own and co-own is approximately 16 million tons annually.  Further GHG legislation or regulation finalized at a future date could have a significant effect on DP&L’s operations and costs, which could adversely affect our net income, cash flows and financial condition.  However, due to the uncertainty associated with such legislation or regulation, we cannot predict the final outcome or the financial impact that such legislation or regulation may have on DP&L.

Litigation, Notices of Violation and Other Matters Related to Air Quality

Litigation Involving Co-Owned Stations

On June 20, 2011, the U.S. Supreme Court ruled that the USEPA’s regulation of GHGs under the CAA displaced any right that plaintiffs may have had to seek similar regulation through federal common law litigation in the court system.  Although we are not named as a party to these lawsuits, DP&L is a co-owner of coal-fired stations with Duke Energy and AEP (or their subsidiaries) that could have been affected by the outcome of these lawsuits or similar suits that may have been filed against other electric power companies, including DP&L.  Because the issue was not squarely before it, the U.S. Supreme Court did not rule against the portion of plaintiffs’ original suits that sought relief under state law.

As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DP&L and the other owners of the Stuart generating station are subject to certain specified emission targets related to NOx, SO2 and particulate matter.  The consent decree also includes commitments for energy efficiency and renewable energy activities.  An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during malfunctions.  Continued compliance with the consent decree, as amended, is not expected to have a material effect on DP&L’s results of operations, financial condition or cash flows in the future.

Notices of Violation Involving Co-Owned Stations

            In November 1999, the USEPA filed civil complaints and NOVs against operators and owners of certain generation facilities for alleged violations of the CAA.  Generation units operated by Duke Energy (Beckjord Unit 6) and Ohio Power (Conesville Unit 4) and co-owned by DP&L were referenced in these actions.  Although DP&L was not identified in the NOVs, civil complaints or state actions, the results of such proceedings could materially affect DP&L’s co-owned stations.

In June 2000, the USEPA issued an NOV to the DP&L-operated Stuart generating station (co-owned by DP&L, Duke Energy and Ohio Power) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

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

Notices of Violation Involving Wholly-Owned Stations

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, which were published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  In July 2012, USEPA announced that the final rules will be released in June 2013.  We do not yet know the impact these proposed rules will have on our operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, we submitted an application for the renewal of the Stuart Station NPDES permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in a thermal discharge study completed during the previous permit term.  Subsequently, DP&L and the Ohio EPA reached an agreement to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  The Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA does not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit will pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit would require DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, Ohio EPA issued a final permit.  On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission.  Depending on the outcome of the process, the effects could be material on DP&L’s operations.

In September 2009, the USEPA announced that it will be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  Subsequent to the information collection effort, it was anticipated that the USEPA would release a proposed rule by mid-2012 with a final regulation in place by early 2014.  In December 2012, USEPA announced that the proposed rule would be released by April 19, 2013 with a deadline for a final rule on May 22, 2014.  At present, DP&L is unable to predict the impact this rulemaking will have on its operations.

In August 2012, DP&L submitted an application for the renewal of the Killen Station NPDES permit which expired in January 2013.  At present, the outcome of this proceeding is not known.

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the Stuart Station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns including entering into settlement discussions with USEPA, although they have not issued any formal NOV.  This may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  However, on August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012 and may continue throughout 2013.  In October 2012, DP&L received a request from PRP group’s consultant to conduct additional soil and groundwater sampling on DP&L’s service center property.  DP&L is complying with this sampling request.  On February 8, 2013, the Court granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by PRP group in their performing a Remediation Investigation and Feasibility Study.  The Court’s ruling is likely to be appealed. DP&L is unable to predict the outcome of the appeal.  Additionally, the Court’s ruling does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

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

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCBs).  While this reassessment is in the early stages and the USEPA is seeking information from potentially affected parties on how it should proceed, the outcome may have a material effect on DP&L.  While the USEPA has indicated that the official release date for a proposed rule is sometime in April 2013, it may be delayed until late 2013 or early 2014.  At present, DP&L is unable to predict the impact this initiative will have on its operations.

Regulation of Ash Ponds

In March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and Stuart Stations.  Subsequently, the USEPA collected similar information for the Hutchings Station.

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

In June 2011, the USEPA conducted an inspection of the Killen Station ash ponds.  In May 2012, we received a draft report on the inspection.  DP&L submitted comments on the draft report in June 2012.  DP&L is unable to predict the outcome this inspection will have on its operations.

There has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  Litigation has been filed by several groups seeking a court-ordered deadline for the issuance of a final rule which USEPA has opposed.  At present, the timing for a final rule regulating coal combustion byproducts cannot be determined.  DP&L is unable to predict the financial effect of this regulation, but if coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse effect on its operations.

Notice of Violation Involving Co-Owned Units

On September 9, 2011, DP&L received an NOV from the USEPA with respect to its co-owned Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act National Pollutant Discharge Elimination System permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial condition or cash flow.

Legal and Other Matters

In February 2007, DP&L filed a lawsuit in the United States District Court for Southern District of Ohio against Appalachian Fuels, LLC (“Appalachian”) seeking damages incurred due to Appalachian’s failure to supply approximately 1.5 million tons of coal to two commonly owned stations under a coal supply agreement, of which approximately 570 thousand tons was DP&L’s share.  DP&L obtained replacement coal to meet its needs.  Appalachian has denied liability, and is currently in federal bankruptcy proceedings in which DP&L is participating as an unsecured creditor.  DP&L is unable to determine the ultimate resolution of this matter.  DP&L has not recorded any assets relating to possible recovery of costs in this lawsuit.

In connection with DP&L and other utilities joining PJM, in 2006, the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L entered into a significant number of bilateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  On July 5, 2012, a Stipulation was executed and filed with the FERC that resolved SECA claims against BP Energy Company (“BP”) and DP&L,  AEP (and its subsidiaries) and Exelon Corporation (and its subsidiaries).  On October 1, 2012, DP&L received the $14.6 million (including interest income of $1.8 million) from BP and recorded the settlement in the third quarter; at December 31, 2012, there is no remaining balance in other deferred credits related to SECA.

Lawsuits were filed in connection with the Merger seeking, among other things, one or more of the following: to enjoin consummation of the Merger until certain conditions were met, to rescind the Merger or for rescissory damages, or to commence a sale process and/or obtain an alternative transaction or to recover an unspecified amount of other damages and costs, including attorneys’ fees and expenses, or a constructive trust or an accounting from the individual defendants for benefits they allegedly obtained as a result of their alleged breach of duty.  All of these lawsuits were resolved and/or dismissed on or before March 29, 2012.  Only immaterial amounts of plaintiff legal fees were paid as a result of these suits.

18. Business Segments

DPL operates through two segments consisting of the operations of two of its wholly-owned subsidiaries, DP&L (Utility segment) and DPLER (Competitive Retail segment) and DPLER’s wholly-owned subsidiary, MC Squared (Competitive Retail segment).  This is how we view our business and make decisions on how to allocate resources and evaluate performance.

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for the segment’s 24 county service area is primarily generated at eight coal-fired electric generating stations and is distributed to more than 513,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment is DPLER’s and MC Squared’s competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 198,000 customers currently located throughout Ohio and in Illinois.  In February 2011, DPLER purchased MC Squared, a Chicago-based retail electricity supplier, which served approximately 3,157 customers in Northern Illinois.  Due to increased competition in Ohio and Illinois, since 2010 we have increased the number of employees and resources assigned to manage the Competitive Retail segment and increased its marketing to customers. The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  During 2010, we implemented a new wholesale agreement between DP&L and DPLER.  Under this agreement, intercompany sales from DP&L to DPLER were based on the market prices for wholesale power.  In periods prior to 2010, DPLER’s purchases from DP&L were transacted at prices that approximated DPLER’s sales prices to its end-use retail customers.  The Competitive Retail segment has no transmission or generation assets.  DP&L started selling physical power to MC Squared during June 2012 and became their sole source of power in September, 2012.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

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

The following tables present financial information for each of DPL’s reportable business segments:

Successor
$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Year ended December 31, 2012
Revenues from external customers	$1,138.4	$493.1	$36.9	$-	$1,668.4
Intersegment revenues	393.4	-	3.4	(396.8)	-
Total revenues	1,531.8	493.1	40.3	(396.8)	1,668.4

Fuel	354.9	-	7.0	-	361.9
Purchased power	309.5	424.5	1.5	(393.4)	342.1
Amortization of intangibles	-	-	95.1	-	95.1

Gross margin (a)	$867.4	$68.6	$(63.3)	$(3.4)	$869.3

Depreciation and amortization	$141.3	$0.4	$(16.3)	$-	$125.4
Goodwill impairment (Note 19)	$-	$-	$1,817.2	$-	$1,817.2
Fixed asset impairment	$80.8	$-	$(80.8)	$-	$-
Interest expense	$39.1	$0.6	$83.9	$(0.7)	$122.9
Income tax expense / (benefit)	$55.1	$18.1	$(25.5)	$-	$47.7
Net income / (loss)	$91.2	$22.8	$(1,725.4)	$(118.4)	$(1,729.8)

Cash capital expenditures	$195.5	$-	$2.6	$-	$198.1

Total assets (end of year)	$3,464.2	$99.2	$683.9	$-	$4,247.3

(a)            For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Successor
$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

November 28, 2011 through December 31, 2011
Revenues from external customers	$116.2	$38.2	$2.5	$-	$156.9
Intersegment revenues	27.8	-	0.3	(28.1)	-
Total revenues	144.0	38.2	2.8	(28.1)	156.9

Fuel	34.5	-	1.3	-	35.8
Purchased power	31.0	33.4	-	(27.7)	36.7
Amortization of intangibles	-	-	11.6	-	11.6

Gross margin (a)	$78.5	$4.8	$(10.1)	$(0.4)	$72.8

Depreciation and amortization	$12.7	$-	$(1.1)	$-	$11.6
Interest expense	$2.8	$0.1	$8.8	$(0.2)	$11.5
Income tax expense / (benefit)	$5.8	$1.1	$(6.3)	$-	$0.6
Net income / (loss)	$45.8	$1.7	$(53.7)	$-	$(6.2)

Cash capital expenditures	$30.5	$-	$-	$-	$30.5

Total assets (end of year)	$3,538.3	$69.9	$2,528.0	$-	$6,136.2

(a)            For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Predecessor
$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

January 1, 2011 through November 27, 2011
Revenues from external customers	$1,234.5	$387.2	$49.2	$-	$1,670.9
Intersegment revenues	299.2	-	3.7	(302.9)	-
Total revenues	1,533.7	387.2	52.9	(302.9)	1,670.9

Fuel	346.1	-	9.7	-	355.8
Purchased power	370.6	330.5	2.7	(299.2)	404.6

Gross margin (a)	$817.0	$56.7	$40.5	$(3.7)	$910.5

Depreciation and amortization	$122.2	$0.6	$6.6	$-	$129.4
Interest expense	$35.4	$0.2	$23.4	$(0.3)	$58.7
Income tax expense / (benefit)	$98.4	$16.7	$(13.1)	$-	$102.0
Net income / (loss)	$147.4	$24.1	$(21.0)	$-	$150.5

Cash capital expenditures	$174.0	$-	$0.2	$-	$174.2

(a)            For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Predecessor
$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

Year ended December 31, 2010
Revenues from external customers	$1,500.3	$277.0	$54.1	$-	$1,831.4
Intersegment revenues	238.5	-	4.5	(243.0)	-
Total revenues	1,738.8	277.0	58.6	(243.0)	1,831.4

Fuel	371.9	-	12.0	-	383.9
Purchased power	383.5	238.5	3.9	(238.5)	387.4

Gross margin (a)	$983.4	$38.5	$42.7	$(4.5)	$1,060.1

Depreciation and amortization	$130.7	$0.2	$8.5	$-	$139.4
Interest expense	$37.1	$-	$33.5	$-	$70.6
Income tax expense / (benefit)	$135.2	$10.5	$(2.7)	$-	$143.0
Net income / (loss)	$277.7	$18.8	$(3.5)	$(2.7)	$290.3

Cash capital expenditures	$148.2	$-	$3.2	$-	$151.4

Total assets (end of year)	$3,475.4	$35.7	$302.2	$-	$3,813.3

(a)            For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

19. Goodwill Impairment

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

We performed an interim impairment test on the $2.4 billion of goodwill at the DP&L Reporting Unit level. In the preliminary Step 1 of the goodwill impairment test, the fair value of the Reporting Unit was determined under the income approach using a discounted cash flow valuation model. The material assumptions included within the discounted cash flow valuation model were customer switching and aggregation trends, capacity price curves, energy price curves, amount of the nonbypassable charge, commodity price curves, dispatching, transition period for the conversion to a wholesale competitive bidding structure, amount of the standard service offer charge, valuation of regulatory assets and liabilities, discount rates and deferred income taxes.  Further refinement to these assumptions as part of the completion of the preliminary Step 1 and Step 2 tests impacted the enterprise value and the implied fair value of goodwill in the fourth quarter of 2012.  The Reporting Unit failed the preliminary Step 1 and a preliminary Step 2 of the goodwill impairment test was performed. For the three months ended September 30, 2012, we recognized a goodwill impairment expense of $1,850.0 million, which represented our best estimate of the impairment loss based on the latest information available and the results of the preliminary Step 1 and Step 2 tests. In the fourth quarter of 2012, we concluded the interim impairment test of goodwill and finalized the estimation of the impairment charge. The final estimate of the goodwill impairment was $1,817.2 million.  The difference between the third quarter estimate of the goodwill impairment and the finalized impairment of $1,817.2 million was recorded in the fourth quarter of 2012.

The goodwill associated with the DPL acquisition is not deductible for tax purposes.  Accordingly, there is no cash tax or financial statement tax benefit related to the impairment.  The Company’s effective tax rates were impacted by the pretax impairment, however.  The Company’s effective tax rate was (2.8)% for the year ended December 31, 2012.

20. Selected Quarterly Information (Unaudited)

	For the 2011 periods ended (a):
	Predecessor				Successor
$ in millions except per share amounts	March 31	June 30	September 30	November 27	December 31
Revenues	$480.6	$433.4	$497.5	$259.4	N/A
Operating income	$100.9	$65.8	$112.9	$48.2	N/A
Net income	$43.5	$31.7	$67.1	$8.2	N/A

Earnings per share of common stock:
Basic	$0.38	$0.28	$0.58	$0.07	N/A
Diluted	$0.38	$0.28	$0.58	$0.07	N/A

Dividends declared per share	$0.3325	$0.3325	$0.3325	$0.5400	N/A

	For the 2010 quarters ended:
	Predecessor
$ in millions except per share amounts	March 31	June 30	September 30	December 31
Revenues	$437.0	$434.1	$502.3	$458.0
Operating income	$126.0	$109.3	$144.6	$124.5
Net income	$71.0	$61.4	$86.4	$71.5

Earnings per share of common stock:
Basic	$0.61	$0.53	$0.75	$0.62
Diluted	$0.61	$0.53	$0.74	$0.62

Dividends declared per share	$0.3025	$0.3025	$0.3025	$0.3025

(a)            Periods ended March 31, June 30, and September 30 represent three months then ended. Period ended November 27 represents approximately two months then ended and period ended December 31 represents approximately one month then ended.

Effective with the Merger, DPL is indirectly wholly-owned by AES and quarterly information and earnings per share information are no longer required.

Report of Independent Registered Public Accounting Firm

The Board of Directors of The Dayton Power and Light Company:

We have audited the accompanying balance sheet of The Dayton Power and Light Company (DP&L) as of December 31, 2012, and the related Statements of Results of Operations, Comprehensive Income / (Loss), Cash Flows and Shareholder’s  Equity for the year ended December 31, 2012. In connection with our audit of the financial statements, we also have audited the financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for the year ended December 31, 2012.  These financial statements and schedule are the responsibility of DP&L’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DP&L as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young

Cincinnati, Ohio

February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dayton Power and Light Company:

We have audited the accompanying balance sheet of The Dayton Power and Light Company (DP&L) as of December 31, 2011, and the related statements of results of operations, comprehensive income / (loss), cash flows and shareholder’s equity each of the years in the two-year period ended December 31, 2011.  In connection with our audits of the financial statements, we also have audited the financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for the years ended December 31, 2011 and 2010.  These financial statements and schedule are the responsibility of DPL’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DP&L as of December 31, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 27, 2012

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF RESULTS OF OPERATIONS
	Years ended December 31,
$ in millions	2012	2011	2010

Revenues	$1,531.8	$1,677.7	$1,738.8

Cost of revenues:
Fuel	354.9	380.6	371.9
Purchased power	309.5	401.6	383.5
Total cost of revenues	664.4	782.2	755.4

Gross margin	867.4	895.5	983.4

Operating expenses:
Operation and maintenance	385.9	364.8	330.1
Depreciation and amortization	141.3	134.9	130.7
General taxes	74.4	75.9	72.4
Fixed asset impairment	80.8	-	-
Total operating expenses	682.4	575.6	533.2

Operating income	185.0	319.9	450.2

Other income / (expense), net
Investment income	2.3	17.3	1.7
Interest expense	(39.1)	(38.2)	(37.1)
Other deductions	(1.9)	(1.6)	(1.9)
Total other expense, net	(38.7)	(22.5)	(37.3)

Earnings (loss) from operations before income tax	146.3	297.4	412.9

Income tax expense	55.1	104.2	135.2

Net income	91.2	193.2	277.7

Dividends on preferred stock	0.9	0.9	0.9

Earnings on common stock	$90.3	$192.3	$276.8

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010

Net income	$91.2	$193.2	$277.7

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax benefit / (expense) of $(0.2), $4.3 and $0.6 for each respective period	0.5	(7.8)	(1.0)
Reclassification to earnings, net of immaterial tax effect	(0.1)	-	-
Total change in fair value of available-for-sale securities	0.4	(7.8)	(1.0)

Derivative activity:
Change in derivative fair value, net of income tax benefit of $1.6, $0.5 and $0.2 for each respective period	(3.0)	(1.2)	3.1
Reclassification of earnings, net of income tax benefit / (expense) of $0.5, $0.1 and $(0.5) for each respective period	(3.4)	(0.2)	(5.9)
Total change in fair value of derivatives	(6.4)	(1.4)	(2.8)

Pension and postretirement activity:
Prior Service Cost for the period, net of income tax benefit / (expense) of $(0.5), $(0.4) and $(0.4) for each respective period	0.8	0.5	1.2
Net loss for the period, net of income tax benefit / (expense) of $0.8, $5.4 and $(0.1) for each respective period	(1.5)	(8.0)	0.4
Reclassification to earnings, net of income tax benefit / (expense) of $(1.5), $(1.5) and $(0.5) for each respective period	2.7	2.3	1.7
Total change in unfunded pension and postretirement obligation	2.0	(5.2)	3.3

Other comprehensive loss	(4.0)	(14.4)	(0.5)

Net comprehensive income	$87.2	$178.8	$277.2

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF CASH FLOWS

	Years ended December 31,
$ in millions	2012	2011	2010

Cash flows from operating activities:
Net income	$91.2	$193.2	$277.7
Adjustments to reconcile Net income (loss) to Net cash from operating activities
Depreciation and amortization	141.3	134.9	130.7
Deferred income taxes	3.6	50.7	54.3
Gain on liquidation of DPL stock, held in trust	-	(14.6)	-
Fixed asset impairment	80.8	-	-
Recognition of deferred SECA revenue	(17.8)	-	-
Changes in certain assets and liabilities:
Accounts receivable	20.9	5.3	15.2
Inventories	14.2	(11.8)	12.2
Prepaid taxes	0.1	8.1	(8.9)
Taxes applicable to subsequent years	5.2	(9.0)	(3.6)
Deferred regulatory costs, net	(1.5)	(12.6)	21.8
Accounts payable	(15.3)	7.1	16.9
Accrued taxes payable	(8.5)	15.2	1.7
Accrued interest payable	5.2	0.2	(5.4)
Pension, retiree and other benefits	28.5	(24.0)	(58.2)
Unamortized investment tax credit	(2.5)	(2.5)	(2.8)
Other	(5.6)	24.0	3.7
Net cash from operating activities	339.8	364.2	455.3

Cash flows from investing activities:
Capital expenditures	(195.5)	(204.5)	(150.0)
Decrease / (increase) in restricted cash	2.9	(3.8)	(6.0)
Purchase of emission allowances	(0.1)	(0.2)	(0.9)
Purchase of renewable energy credits	(5.4)	(4.4)	(2.0)
Proceeds from sale of property - other	0.2	-	-
Proceeds from liquidation of DPL stock, held in trust	-	26.9	-
Other investing activities, net	0.4	1.0	1.4
Net cash from investing activities	(197.5)	(185.0)	(157.5)

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF CASH FLOWS (continued)

	Years ended December 31,
$ in millions	2012	2011	2010

Cash flows from financing activities
Dividends paid on common stock to parent	(145.0)	(220.0)	(300.0)
Dividends paid on preferred stock	(0.9)	(0.9)	(0.9)
Retirement of long-term debt	(0.1)	(0.1)	-
Cash contribution from parent	-	20.0	-
Borrowings from revolving credit facilities	-	50.0	-
Repayment of borrowings from revolving credit facilities	-	(50.0)	-
Net cash from financing activities	(146.0)	(201.0)	(300.9)

Cash and cash equivalents:
Net change	(3.7)	(21.8)	(3.1)
Balance at beginning of period	32.2	54.0	57.1
Cash and cash equivalents at end of period	$28.5	$32.2	$54.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$35.1	$39.2	$45.1
Income taxes (refunded) / paid, net	$61.9	$13.9	$87.0
Non-cash financing and investing activities:
Accruals for capital expenditures	$16.7	$26.5	$23.2
Long-term liability incurred for the purchase of plant assets	$-	$18.7	$-

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
BALANCE SHEETS

$ in millions	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$28.5	$32.2
Restricted funds	10.7	13.6
Accounts receivable, net (Note 3)	160.0	178.5
Inventories (Note 3)	108.9	123.1
Taxes applicable to subsequent years	66.7	71.9
Regulatory assets, current (Note 4)	18.3	17.7
Other prepayments and current assets	33.0	23.9
Total current assets	426.1	460.9

Property, plant and equipment:
Property, plant and equipment	5,249.0	5,277.9
Less: Accumulated depreciation and amortization	(2,516.3)	(2,568.9)
	2,732.7	2,709.0
Construction work in process	87.8	150.7
Total net property, plant and equipment	2,820.5	2,859.7

Other non-current assets:
Regulatory assets, non-current (Note 4)	185.5	177.8
Intangible assets, net of amortization (Note 1)	9.0	6.5
Other deferred assets	23.1	33.4
Total other non-current assets	217.6	217.7

Total Assets	$3,464.2	$3,538.3

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
BALANCE SHEETS

$ in millions	December 31, 2012	December 31, 2011

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current portion - long-term debt (Note 6)	$570.4	$0.4
Accounts payable	79.1	106.0
Accrued taxes	92.2	72.8
Accrued interest	13.1	7.9
Customer security deposits	35.2	15.8
Regulatory liabilities, current (Note 4)	0.1	-
Other current liabilities	52.1	46.1
Total current liabilities	842.2	249.0

Non-current liabilities:
Long-term debt (Note 6)	332.7	903.0
Deferred taxes (Note 7)	652.0	637.7
Taxes payable	66.0	93.9
Regulatory liabilities, non-current (Note 4)	117.3	118.6
Pension, retiree and other benefits	61.6	47.5
Unamortized investment tax credit	27.4	29.9
Other deferred credits	43.0	77.9
Total non-current liabilities	1,300.0	1,908.5

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 14)

Common shareholder's equity:
Common stock, par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	803.2	803.1
Accumulated other comprehensive loss	(38.7)	(34.7)
Retained earnings	534.2	589.1
Total common shareholder's equity	1,299.1	1,357.9

Total Liabilities and Shareholder's Equity	$3,464.2	$3,538.3

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock (a)
$ in millions (except Outstanding Shares)	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total

Beginning balance	41,172,173	$0.4	$781.6	$(19.7)	$640.3	$1,402.6

Year ended December 31, 2010
Total comprehensive income (loss)				(0.5)	277.7	277.2
Common stock dividends					(300.0)	(300.0)
Preferred stock dividends					(0.9)	(0.9)
Tax effects to equity			0.2			0.2
Employee / Director stock plans			0.4			0.4
Other			0.2		(0.2)	-
Ending balance	41,172,173	0.4	782.4	(20.2)	616.9	1,379.5

Year ended December 31, 2011
Total comprehensive income (loss)				(14.4)	193.2	178.8
Common stock dividends					(220.0)	(220.0)
Preferred stock dividends					(0.9)	(0.9)
Parent company capital contribution			20.0			20.0
Tax effects to equity			1.4			1.4
Employee / Director stock plans			(5.4)			(5.4)
Other			4.7		(0.2)	4.5
Ending balance	41,172,173	0.4	803.1	(34.6)	589.0	1,357.9

Year ended December 31, 2012
Total comprehensive income (loss)				(4.0)	91.2	87.2
Common stock dividends					(145.0)	(145.0)
Preferred stock dividends					(0.9)	(0.9)
Other			0.1		(0.2)	(0.1)
Ending balance	41,172,173	$0.4	$803.2	$(38.6)	$534.1	$1,299.1

(a) $0.01 par value, 50,000,000 shares authorized.

See Notes to Financial Statements.

The Dayton Power and Light Company

Notes to Financial Statements

1. Overview and Summary of Significant Accounting Policies

Description of Business

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L is engaged in the generation, transmission, distribution and sale of electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio and the wholesale sales of power to its DPLER and MC Squared affiliates in Ohio and Illinois.  Electricity for DP&L's 24 county service area is primarily generated at eight coal-fired electric generating stations and is distributed to more than 513,000 retail customers.  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.  DP&L is a wholly-owned subsidiary of DPL.  The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

On November 28, 2011, DP&L’s parent company DPL was acquired by AES in the Merger and DPL became a wholly-owned subsidiary of AES.  See Note 2 for more information.  Following the Merger of DPL and Dolphin Subsidiary II, Inc., DPL became an indirectly wholly-owned subsidiary of AES.

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

DP&L employed 1,428 people as of December 31, 2012.  Approximately 52% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

Financial Statement Presentation

DP&L does not have any subsidiaries.  DP&L has undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  These undivided interests in jointly-owned facilities are accounted for on a pro rata basis in DP&L’s Financial Statements.

Deferred SECA revenue of $17.8 million at December 31, 2011 was reclassified from Regulatory liabilities to Other deferred credits.  The FERC-approved SECA billings were unearned revenue where the earnings process was not complete.  On July 5, 2012, a Stipulation was executed and filed with the FERC that resolved SECA claims against BP Energy Company (“BP”) and DP&L, AEP (and its subsidiaries) and Exelon Corporation (and its subsidiaries).  On October 1, 2012, DP&L received $14.6 million (including interest income of $1.8 million) from BP and recorded the settlement in the third quarter; at December 31, 2012, there is no remaining balance in Other deferred credits related to SECA.  See Note 14 for more information relating to SECA.

Certain immaterial amounts from prior periods, including derivative assets and liabilities and restricted cash, have been reclassified to conform to the current period presentation.

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

All of the power produced at the generation stations is sold to an RTO and we in turn purchase it back from the RTO to supply our customers.  These power sales and purchases are reported on a net hourly basis as revenues or purchased power on our statements of results of operations.  We record expenses when purchased electricity is received and when expenses are incurred, with the exception of the ineffective portion of certain power purchase contracts that are derivatives and qualify for hedge accounting.  We also have certain derivative contracts that do not qualify for hedge accounting, and their unrealized gains or losses are recorded prior to the receipt of electricity.

Allowance for Uncollectible Accounts

We establish provisions for uncollectible accounts by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held stations as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property, cost also includes capitalized interest.  Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.  AFUDC and capitalized interest was $4.0 million, $4.4 million, and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

At December 31, 2012, DP&L did not have any material plant acquisition adjustments or other plant-related adjustments.

Repairs and Maintenance

Costs associated with maintenance activities, primarily station outages, are recognized at the time the work is performed.  These costs, which include labor, materials and supplies, and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Depreciation – Changes in Estimates

Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life.  For DP&L’s generation, transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates.

In the third quarter of 2012, a series of events led DP&L management to conclude that there was an impairment in the value of certain generating stations (see Note 15 for more information).  The effect of this impairment will be to reduce future depreciation related to these stations by approximately $7.1 million per year.  The effect in the year ended December 31, 2012 was a reduction of approximately $1.8 million.

In July 2010, DP&L completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances at December 31, 2009, with certain adjustments for subsequent property additions.  The results of the depreciation study concluded that many of DP&L’s composite depreciation rates should be reduced due to projected useful asset lives which are longer than those previously estimated.  DP&L adjusted the depreciation rates for its non-regulated generation property effective July 1, 2010, resulting in a net reduction of depreciation expense.  During the year ended December 31, 2011, the net reduction in depreciation expense amounted to $3.4 million ($2.2 million net of tax) compared to the prior year.  On an annualized basis going forward, the net reduction in depreciation expense is projected to be approximately $6.8 million ($4.4 million net of tax).

For DP&L’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 4.2% in 2012, 2.5% in 2011 and 2.6% in 2010.

The following is a summary of DP&L’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2012 and December 31, 2011:

	At December 31,
$ in millions	2012	Composite Rate	2011	Composite Rate

Regulated:
Transmission	$380.9	2.4%	$367.5	2.4%
Distribution	1,480.7	3.4%	1,371.5	3.4%
General	100.0	5.4%	84.8	4.1%
Non-depreciable	60.1	N/A	59.7	N/A

Total regulated	2,021.7		1,883.5

Unregulated:
Production / Generation	3,210.8	4.9%	3,377.9	2.2%
Non-depreciable	16.5	N/A	16.5	N/A

Total unregulated	3,227.3		3,394.4

Total property, plant and equipment in service	$5,249.0	4.2%	$5,277.9	2.5%

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

Changes in the Liability for Generation AROs

$ in millions
Year ended December 31, 2011
Balance at January 1, 2011	$17.5
Accretion expense	0.8
Additions	-
Settlements	(0.5)
Estimated cash flow revisions	1.0
Balance at December 31, 2011	18.8

Year ended December 31, 2012
Accretion expense	0.9
Additions	-
Settlements	(0.4)
Estimated cash flow revisions	(0.1)
Balance at December 31, 2012	$19.2

Asset Removal Costs

We continue to record cost of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers.  There are no known legal AROs associated with these assets.  We have recorded $112.1 million and $112.4 million in estimated costs of removal at December 31, 2012 and 2011, respectively, as regulatory liabilities for our transmission and distribution property.  These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred.  See Note 4.

Changes in the Liability for Transmission and Distribution Asset Removal Costs

$ in millions
Year ended December 31, 2011
Balance at January 1, 2011	$107.9
Additions	9.4
Settlements	(4.9)
Balance at December 31, 2011	112.4

Year ended December 31, 2012
Additions	10.1
Settlements	(10.4)
Balance at December 31, 2012	$112.1

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

Effective December 31, 2011, Regulatory assets and Liabilities are presented on a current and non-current basis, depending on the term recovery is anticipated.  This change was made to conform with AES’ presentation of Regulatory assets and liabilities.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Results of Operations in accordance with AES policy.  The amounts for the years ended December 31, 2012, 2011 and 2010 were $50.5 million, $53.7 million and $51.7 million, respectively.

Share-Based Compensation

We measure the cost of employee services received and paid with equity instruments based on the fair value of such equity instrument on the grant date.  This cost is recognized in results of operations over the period that employees are required to provide service.  Liability awards are initially recorded based on the fair value of equity instruments and are to be re-measured for the change in stock price at each subsequent reporting date until the liability is ultimately settled.  The fair value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital.  The reduction in income taxes payable from the excess tax benefits is presented in the statements of cash flows within Cash flows from financing activities.  See Note 11 for additional information.  As a result of the Merger (see Note 2), vesting of all share-based awards was accelerated as of the Merger date, and none are in existence at December 31, 2012 or 2011.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value.  All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash

Restricted cash includes cash which is restricted as to withdrawal or usage.  The nature of the restrictions include restrictions imposed by agreements related to deposits held as collateral.

Financial Derivatives

All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value.  Changes in the fair value are recorded in earnings unless they are designated as a cash flow hedge of a forecasted transaction or qualify for the normal purchases and sales exception.

We use forward contracts to reduce our exposure to changes in energy and commodity prices and as a hedge against the risk of changes in cash flows associated with expected electricity purchases.  These purchases are used to hedge our full load requirements.  We also hold forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability.  We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective and MTM accounting when the hedge or a portion of the hedge is not effective.  We have elected not to offset net derivative positions in the financial statements.  Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements.  See Note 10 for additional information.

Following the acquisition of DPL in November 2011 by AES, DPL began presenting its derivative positions on a gross basis in accordance with AES policy.  This change has been reflected in the 2011 balance sheet contained in these statements.

Insurance and Claims Costs

In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage to DP&L and, in some cases, our partners in commonly owned facilities we operate, for workers’ compensation, general liability, property damage, and directors’ and officers’ liability.  DP&L is responsible for claim costs below certain coverage thresholds of MVIC for the insurance coverage noted above.  In addition, DP&L has estimated liabilities for medical, life, and disability claims costs below certain coverage thresholds of third-party providers.  We record these additional insurance and claims costs of approximately  $17.7 million and  $18.9 million for 2012 and 2011, respectively, within Other current liabilities and Other deferred credits on the balance sheets.  The estimated liabilities for workers’ compensation, medical, life and disability at DP&L are actuarially determined based on a reasonable estimation of insured events occurring.  There is uncertainty associated with these loss estimates and actual results may differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Related Party Transactions

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL.  All material intercompany accounts and transactions are eliminated in DPL’s Consolidated Financial Statements. The following table provides a summary of these transactions:

	Years ended December 31,
$ in millions	2012	2011	2010

DP&L revenues:
Sales to DPLER (a)	$350.8	$327.0	$238.5
Sales to MC Squared	$40.0	$-	$-

DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(2.6)	$(3.1)	$(3.3)
Expense recoveries for services provided to DPLER (c)	$4.0	$4.6	$5.8

DP&L Customer security deposits:
Deposits received from DPLER (d)	$20.2	$-	$-

(a)            DP&L sells power to DPLER and MC Squared to satisfy the electric requirements of their retail customers.  The revenue dollars associated with sales to DPLER and MC Squared are recorded as wholesale revenues in DP&L’s Financial Statements.  The increase in DP&L’s sales to DPLER during the year ended December 31, 2012, compared to the year ended December 31, 2011 is primarily due to customers electing to switch their generation service from DP&L to DPLER. DP&L started selling physical power to MC Squared during June 2012 and became their sole source of power in September 2012.

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

(d)            DP&L requires credit assurance from the CRES providers serving customers in its service territory because DP&L is the default energy provider should the CRES provider fail to fulfill its obligations to provide electricity.  Due to DPL’s credit downgrade, DP&L required cash collateral from DPLER.

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

Goodwill Impairment

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08) effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this ASU on January 1, 2012.  This standard updates FASC Topic 350, “Intangibles-Goodwill and Other.”  ASU 2011-08 allows an entity to first test goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit has been impaired, if so, then the two-step impairment test is performed.  DP&L does not have any goodwill.

Recently Issued Accounting Standards

The FASB recently issued ASU 2013-01, “Scope Clarification of Disclosures about Offsetting Assets and Liabilities”,  to limit the scope of ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions.  This ASU is effective for annual and interim periods beginning on or after January 1, 2013.  The FASB clarified that the disclosures were not intended to included trade receivables and other contracts for financial instruments that may be subject to a master netting arrangement.  This new rule is not expected to have a material effect on our overall results of operations, financial position or cash flows.

The FASB recently issued ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” effective for annual and interim periods beginning after December 15, 2012. The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This new rule is not expected to have a material effect on our overall results of operations, financial position or cash flows.

2. Business Combination

On November 28, 2011, all of the outstanding common stock of DP&L’s parent company, DPL, was acquired by AES.  In accordance with FASC 805, the assets and liabilities of DPL were valued at their fair value at the Merger date. These adjustments were “pushed down” to DPL’s records.  These adjustments were not pushed down to DP&L which will continue to present its assets and liabilities on its historical cost basis.  Therefore, DP&L does not need to show a Predecessor and Successor split of its financial statements.

3. Supplemental Financial Information

	December 31,
$ in millions	2012	2011
Accounts receivable, net
Unbilled revenue	$48.1	$49.5
Customer receivables	62.0	85.8
Amounts due from partners in jointly-owned stations	19.7	29.2
Coal sales	1.6	1.0
Other	29.5	13.9
Provisions for uncollectible accounts	(0.9)	(0.9)

Total accounts receivable, net	$160.0	$178.5

Inventories
Fuel and limestone	$67.3	$82.8
Plant materials and supplies	39.8	38.6
Other	1.8	1.7

Total inventories, at average cost	$108.9	$123.1

Accumulated Other Comprehensive Income (Loss)

AOCI is included on our balance sheets within the Common shareholders' equity sections.  The following table provides the components that constitute the balance sheet amounts in AOCI at December 31, 2012 and 2011:

	December 31,
$ in millions (net of tax)	2012	2011

Financial instruments	$1.0	$0.6
Cash flow hedges	2.6	9.0
Pension and postretirement benefits	(42.3)	(44.3)
Total	$(38.7)	$(34.7)

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

Regulatory assets and liabilities for DP&L are as follows:

			December 31,
$ in millions	Type of Recovery (a)	Amortization Through	2012	2011
Regulatory assets, current:
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	$7.0	$4.7
Power plant emission fees	C	Ongoing	-	4.8
Fuel and purchased power recovery costs	C	Ongoing	11.3	8.2
Total regulatory assets, current			$18.3	$17.7

Regulatory assets, non-current:
Deferred recoverable income taxes	B/C	Ongoing	$35.1	$24.1
Pension benefits	C	Ongoing	88.9	92.1
Unamortized loss on reacquired debt	C	Ongoing	11.9	13.0
Regional transmission organization costs	D	2014	2.6	4.1
Deferred storm costs	D		24.4	17.9
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	5.2	8.8
Consumer education campaign	D		3.0	3.0
Retail settlement system costs	D		3.1	3.1
Other costs			4.7	5.1
Total regulatory assets, non-current			$185.5	$177.8

Regulatory liabilities, current:
Fuel and purchased power recovery costs	C	Ongoing	$0.1	$-
Total regulatory liabilities, current			$0.1	$-

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property			$112.1	$112.4
Postretirement benefits			5.0	6.2
Other			0.2	-
Total regulatory liabilities, non-current			$117.3	$118.6

(a)	B – Balance has an offsetting liability resulting in no effect on rate base.

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

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  As part of the PUCO approval process, an outside auditor is hired to review fuel costs and the fuel procurement process.  We received the audit report for 2011 on April 27, 2012.  The auditor has recommended that the PUCO consider reducing DP&L’s recovery of fuel costs by approximately $3.4 million from certain transactions.  On October 4, 2012, we filed testimony on this issue and a hearing was scheduled.    In December 2012, we agreed to an immaterial adjustment to settle these issues.  The liability was recorded in the fourth quarter of 2012 and will be credited to customers in early 2013.

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

Deferred storm costs relate to costs incurred to repair the damage caused by storms in the following years:

•

2008 – related to costs incurred to repair the damage caused by hurricane force winds in September 2008, as well as other 2008 storms.  On January 14, 2009, the PUCO granted DP&L the authority to defer these costs with a return until such time that DP&L seeks recovery in a future rate proceeding.

•

2011 – related to five major storms in 2011.  On December 21, 2012, DP&L filed a request with the PUCO for an accounting order to defer costs and a request for recovery of costs associated with these storms.  DP&L believes the recovery of these costs is probable at December 31, 2012.

•

2012 – related to storm damage that occurred during final weekend of June 2012.  On August 10, 2012, DP&L filed a request with the PUCO, which was modified on October 19, 2012, for an accounting order to defer the costs associated with this storm damage.  On December 19, 2012, the PUCO issued an order permitting partial deferral.

            On December 21, 2012, DP&L filed a request for recovery of all of these deferred storm costs with the PUCO.

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

CCEM energy efficiency program costs represent costs incurred to develop and implement various new customer programs addressing energy efficiency.  These costs are being recovered through an energy efficiency rider that began July 1, 2009 and that is subject to a two-year true-up for any over/under recovery of costs.  The two-year true-up was approved by the PUCO and a new rate was set.

Consumer education campaign represents costs for consumer education advertising regarding electric deregulation and its related rate case.    DP&L will be seeking recovery of these costs as part of our next distribution rate case filing at the PUCO.  The timing of such a filing has not yet been determined.

Retail settlement system costs represent costs to implement a retail settlement system that reconciles the energy a CRES supplier delivers to its customers with what its customers actually use.  Based on case precedent in other utilities’ cases, the costs are recoverable through DP&L’s next transmission rate case.

Other costs primarily include RPM capacity, other PJM and rate case costs and alternative energy costs that are or will be recovered over various periods.

Regulatory Liabilities

Fuel and purchased power recovery costs represent prudently incurred fuel, purchased power, derivative, emission and other related costs which will be recovered from or returned to customers in the future through the operation of the fuel and purchased power recovery rider.  The fuel and purchased power recovery rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter.  DP&L implemented the fuel and purchased power recovery rider on January 1, 2010.  As part of the PUCO approval process, an outside auditor is hired to review fuel costs and the fuel procurement process.  We received the audit report for 2011 on April 27, 2012.  The auditor has recommended that the PUCO consider reducing DP&L’s recovery of fuel costs by approximately $3.4 million from certain transactions.  On October 4, 2012, we filed testimony on this issue and a hearing was scheduled.    In December 2012, we agreed to an immaterial adjustment to settle these issues.  The liability was recorded in the fourth quarter of 2012 and will be credited to customers in early 2013.

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

5. Ownership of Coal-fired Facilities

DP&L and certain other Ohio utilities have undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of December 31, 2012, DP&L had $36.0 million of construction work in process at such facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

DP&L’s undivided ownership interest in such facilities as well as our wholly-owned coal fired Hutchings Station at December 31, 2012, is as follows:

	DP&L Share		DP&L Investment
	Ownership %	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)
Jointly-owned production units
Beckjord Unit 6	50.0	207	$76	$64	$-	No
Conesville Unit 4	16.5	129	18	1	11	Yes
East Bend Station	31.0	186	208	136	3	Yes
Killen Station	67.0	402	617	299	5	Yes
Miami Fort Units 7 and 8	36.0	368	363	147	3	Yes
Stuart Station	35.0	808	744	294	12	Yes
Zimmer Station	28.1	365	1,099	642	2	Yes
Transmission (at varying percentages)			96	59	-
Total		2,465	$3,221	$1,642	$36

Wholly-owned production unit
Hutchings Station	100.0	365	$-	$-	$-	No

Currently, our coal-fired electric generation units at Hutchings and Beckjord do not have the SCR and FGD emission-control equipment installed.  DP&L owns 100% of the Hutchings Station and has a 50% interest in Beckjord Unit 6.  On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our commonly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners of Beckjord Unit 6 to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this unit.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated June 1, 2014.  In addition, DP&L has notified PJM that the remaining units at Hutchings will no longer operate after May 2013 and will be deactivated on June 1, 2015.  The decision to deactivate these units has been made because these units are not equipped with the advanced environmental control technologies needed to comply with the MACT standard, which was renamed MATS (Mercury Air Toxics Standard) when the final rule was issued on December 16, 2011.  We do not believe that any additional accruals are needed related to the Hutchings Station.

As part of the provisional DPL purchase accounting adjustments related to the Merger, four stations (Beckjord, Conesville, East Bend and Hutchings) had future expected cash flows that, when discounted, produced a zero fair market value.  Since DP&L did not apply push down accounting, this valuation did not affect the book value of these stations’ valuation at DP&L.  In the third quarter of 2012, DP&L performed an impairment review of its stations, and recorded an impairment of $80.8 million related to two of the stations, Conesville and Hutchings.  See Note 15 for more information on this impairment.

6. Debt Obligations

Long-term debt is as follows:

Long-term debt
$ in millions	December 31, 2012	December 31, 2011

First mortgage bonds maturing in October 2013 - 5.125%	$-	$470.0
Pollution control series maturing in January 2028 - 4.7%	35.3	35.3
Pollution control series maturing in January 2034 - 4.8%	179.1	179.1
Pollution control series maturing in September 2036 - 4.8%	100.0	100.0
Pollution control series maturing in November 2040 - variable rates: 0.04% - 0.26% and 0.06% - 0.32% (a)	-	100.0
U.S. Government note maturing in February 2061 - 4.2%	18.3	18.5

Capital lease obligations	0.1	0.4
Unamortized debt discount	(0.1)	(0.3)
Total long-term debt	$332.7	$903.0

Current portion - long-term debt
$ in millions	December 31, 2012	December 31, 2011

First mortgage bonds maturing in October 2013 - 5.125%	$470.0	$-
Pollution control series maturing in November 2040 - variable rates: 0.04% - 0.26% and 0.06% - 0.32% (a)	100.0	-
U.S. Government note maturing in February 2061 - 4.2%	0.1	0.1
Capital lease obligations	0.3	0.3
Total current portion - long-term debt	$570.4	$0.4

(a) - range of interest rates for the twelve months ended December 31, 2012 and December 31, 2011, respectively

At December 31, 2012, maturities of long-term debt, including capital lease obligations, are summarized as follows:

$ in millions

Due within one year	$570.4
Due within two years	0.2
Due within three years	0.1
Due within four years	0.1
Due within five years	0.1
Thereafter	332.3
903.2
Unamortized discount	(0.1)
Total long-term debt	$903.1

On November 21, 2006, DP&L entered into a $220.0 million unsecured revolving credit agreement.  This agreement was terminated by DP&L on August 29, 2011.

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit issued by JPMorgan Chase Bank, N.A.  This letter of credit facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  Since this letter of credit facility expires in December 2013, at which point the bondholders could tender the bonds, we have reflected these outstanding bonds as a current liability.  Management will continue to monitor and evaluate market conditions over the next several months and make a determination to either seek a renewal of this standby letter of credit or to explore alternative financing arrangements.  Fees associated with this letter of credit facility were not material during the years ended December 31, 2012 and 2011.

On April 20, 2010, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on April 20, 2013 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million. DP&L had no outstanding borrowings under this credit facility at December 31, 2012 or 2011.  Fees associated with this revolving credit facility were not material during the twelve months ended December 31, 2012 or the period between April 20, 2010 and December 31, 2011.  This facility also contains a $50.0 million letter of credit sublimit.  As of December 31, 2012 and 2011, DP&L had no outstanding letters of credit against the facility.

On March 1, 2011, DP&L completed the purchase of $18.7 million electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base (WPAFB).  DP&L financed the acquisition of these assets with a note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

On August 24, 2011, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.    DP&L had no outstanding borrowings under this credit facility at December 31, 2012 or 2011.  Fees associated with this revolving credit facility were not material during the year ended December 31, 2012 or the five months ended December 31, 2011.  This facility also contains a $50.0 million letter of credit sublimit.  As of December 31, 2012 and 2011, DP&L had no outstanding letters of credit against the facility.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.

7. Income Taxes

DP&L’s components of income tax expense were as follows:

$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Computation of tax expense
Federal income tax expense / (benefit)(a)	$50.9	$103.8	$144.2

Increases (decreases) in tax resulting from:
State income taxes, net of federal effect	(2.0)	1.4	1.9
Depreciation of AFUDC - Equity	3.0	(3.2)	(2.2)
Investment tax credit amortized	(2.5)	(2.5)	(2.8)
Section 199 - domestic production deduction	(2.5)	(4.9)	(9.1)
Non-deductible merger-related compensation	0.6	3.6	-
ESOP	-	13.6	-
Compensation and benefits	-	(5.3)	-
Other, net (b)	7.6	(2.3)	3.2
Total tax expense	$55.1	$104.2	$135.2

Components of Tax Expense
Federal - current	$52.1	$54.9	$83.1
State and Local - current	1.0	0.9	0.8
Total current	53.1	55.8	83.9

Federal - deferred	4.7	47.1	50.1
State and local - deferred	(2.7)	1.3	1.2
Total deferred	2.0	48.4	51.3

Total tax expense	$55.1	$104.2	$135.2

	December 31,
$ in millions	2012	2011
Net non-current Assets / (Liabilities)
Depreciation / property basis	$(622.1)	$(613.1)
Income taxes recoverable	(12.3)	(8.6)
Regulatory assets	(20.6)	(18.8)
Investment tax credit	9.6	10.5
Compensation and employee benefits	0.3	(4.2)
Other	(6.9)	(3.5)
Net non-current liabilities	$(652.0)	$(637.7)

Net current Assets / (Liabilities) (c)
Other	$2.0	$1.5
Net current assets	$2.0	$1.5

(a)            The statutory tax rate of 35% was applied to pre-tax earnings.

(b)            Includes expense of $7.6 million and benefits of $2.4 million and  $0.3 million in 2012,  2011 and 2010, respectively, of income tax related to adjustments from prior years.

(c)            Amounts are included within Other prepayments and current assets on the Balance Sheets of DP&L.

The following table presents the tax (benefit) / expense related to pensions, postretirement benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Tax expense / (benefit)	$(0.8)	$(7.2)	$0.1

Accounting for Uncertainty in Income Taxes

We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for DP&L is as follows:

$ in millions
Year ended December 31, 2011
Balance at January 1, 2011	$19.4
Tax positions taken during prior periods	2.0
Tax positions taken during current period	3.6
Balance at December 31, 2011	$25.0

Year ended December 31, 2012
Tax positions taken during prior periods	(6.3)
Tax positions taken during current period	(0.4)
Balance at December 31, 2012	$18.3

Of the December 31, 2012 balance of unrecognized tax benefits, $19.4 million is due to uncertainty in the timing of deductibility offset by $1.1 million of unrecognized tax liabilities that would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense.  The following table represents the amounts accrued as well as the expense / (benefit) recorded as of and for the periods noted below:

Amounts in Balance Sheet
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Liability	$0.8	$0.9	$0.3

Amounts in Statement of Operations
$ in millions	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Expense / (benefit)	$(0.1)	$0.6	$0.4

Following is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2007 and forward

State and Local – 2007 and forward

All of the unrecognized tax benefits are expected to settle within the next twelve months.

The Internal Revenue Service began an examination of our 2008 Federal income tax return during the second quarter of 2010.  The examination was completed on January 18, 2013 and we do not expect the results of this examination to have a material effect on our financial condition, results of operations and cash flows.

As a result of the Merger, DPL and its subsidiaries file U.S. federal income tax returns as a part of the consolidated U.S. income tax return filed by AES.  Prior to the Merger, DPL and its subsidiaries filed a consolidated U.S. federal income tax return.  The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach.

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

In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain retired key executives.  The SERP was replaced by the DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (SEDCRP) effective January 1, 2006, which is for certain active and former key executives.  Pursuant to the SEDCRP, we provide a supplemental retirement benefit to participants by crediting an account established for each participant in accordance with the Plan requirements.  We designate as hypothetical investment funds under the SEDCRP one or more of the investment funds provided under The Dayton Power and Light Company Employee Savings Plan.  Each participant may change his or her hypothetical investment fund selection at specified times.  If a participant does not elect a hypothetical investment fund(s), then we select the hypothetical investment fund(s) for such participant. Per the SEDCRP plan document, the balances in the SEDCRP, including earnings on contributions, were paid out to participants in December 2011, following the merger with AES on November 28, 2011.  However, the SEDCRP continued and a 2011 contribution was calculated in March 2012.  The SEDCRP was terminated by the Board of Directors as of December 31, 2012, but a 2012 contribution will be calculated and the balances, including earnings on contributions, will be paid to participants in 2013.   We also have an unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives.  The unfunded liabilities for these agreements and the SEDCRP were $1.1 million and $0.8 million at December 31, 2012 and 2011, respectively.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  DP&L made discretionary contributions of $40.0 million and $40.0 million to the defined benefit plan during the year ended December 31, 2011 and the year ended December 31, 2010, respectively.

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

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI,  the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost.  For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities which represent the regulated portion that would otherwise be charged or credited to AOCI.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered through customer rates.

This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

The following tables set forth our pension and postretirement benefit plans’ obligations and assets recorded on the balance sheets as of December 31, 2012 and 2011.  The amounts presented in the following tables for pension include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate.  The amounts presented for postretirement include both health and life insurance benefits.

$ in millions	Pension
	Years ended December 31,
	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$365.2	$333.8
Service cost	6.2	5.0
Interest cost	17.3	17.0
Plan amendments	-	7.2
Actuarial loss	29.1	21.6
Benefits paid	(22.2)	(19.4)
Benefit obligation at end of period	395.6	365.2

Change in plan assets
Fair value of plan assets at beginning of period	335.9	291.8
Actual return on plan assets	46.2	23.1
Contributions to plan assets	1.5	40.4
Benefits paid	(22.2)	(19.4)
Fair value of plan assets at end of period	361.4	335.9

Funded status of plan	$(34.2)	$(29.3)

$ in millions	Postretirement
	Years ended December 31,
	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$21.7	$23.7
Service cost	0.1	0.1
Interest cost	0.9	1.0
Actuarial (gain) / loss	1.2	(1.3)
Benefits paid	(1.7)	(2.0)
Medicare Part D reimbursement	0.2	0.2
Benefit obligation at end of period	22.4	21.7

Change in plan assets
Fair value of plan assets at beginning of period	4.5	4.8
Actual return on plan assets	0.2	0.2
Contributions to plan assets	1.2	1.5
Benefits paid	(1.7)	(2.0)
Fair value of plan assets at end of period	4.2	4.5

Funded status of plan	$(18.2)	$(17.2)

$ in millions	Pension		Postretirement
	December 31,		December 31,
	2012	2011	2012	2011
Amounts recognized in the Balance sheets at December 31
Current liabilities	$(0.4)	$(1.3)	$(0.6)	$(0.6)
Non-current liabilities	(33.8)	(27.9)	(17.6)	(16.6)
Net liability at December 31	$(34.2)	$(29.2)	$(18.2)	$(17.2)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$19.0	$21.9	$0.8	$0.9
Net actuarial loss / (gain)	136.1	140.2	(5.7)	(7.7)
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$155.1	$162.1	$(4.9)	$(6.8)

Recorded as:
Regulatory asset	$88.0	$91.1	$0.5	$1.0
Regulatory liability	-	-	(5.0)	(6.6)
Accumulated other comprehensive income	67.1	71.0	(0.4)	(1.2)
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$155.1	$162.1	$(4.9)	$(6.8)

The accumulated benefit obligation for our defined benefit pension plans was $382.5 million and $355.5 million at December 31, 2012 and 2011, respectively.

The net periodic benefit cost (income) of the pension and postretirement benefit plans were:

Net Periodic Benefit Cost - Pension
	Years ended December 31,
$ in millions	2012	2011	2010
Service cost	$6.2	$5.0	$4.8
Interest cost	17.3	17.0	17.7
Expected return on assets (a)	(22.7)	(24.5)	(22.4)
Amortization of unrecognized:
Actuarial loss	8.8	8.0	7.2
Prior service cost	2.8	2.1	3.7
Net periodic benefit cost before adjustments	12.4	7.6	11.0
Settlement Expense	0.6	-	-
Net periodic benefit cost after adjustments	$13.0	$7.6	$11.0

(a)            For purposes of calculating the expected return on pension plan assets under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be amortized into the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets was approximately $346.0 million in 2012, $335.0 million in 2011, and $274.0 million in 2010.

Net Periodic Benefit Income - Postretirement
	Years ended December 31,
$ in millions	2012	2011	2010
Service cost	$0.1	$0.1	$0.1
Interest cost	0.9	1.0	1.2
Expected return on assets (a)	(0.3)	(0.3)	(0.3)
Amortization of unrecognized:
Actuarial gain	(0.9)	(1.1)	(1.1)
Prior service cost	0.1	0.1	0.1
Net periodic benefit income before adjustments	$(0.1)	$(0.2)	$-

Pension
	Years ended December 31,
$ in millions	2012	2011	2010
Net actuarial loss	$5.2	$22.8	$1.9
Prior service cost	-	7.1	-
Reversal of amortization item:
Net actuarial gain	(9.4)	(8.0)	(7.2)
Prior service credit	(2.8)	(2.0)	(3.7)
Transition asset	-	-	-
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$(7.0)	$19.9	$(9.0)

Total recognized in net periodic benefit cost Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$6.0	$27.5	$2.0

Postretirement
	Years ended December 31,
$ in millions	2012	2011	2010
Net actuarial loss / (gain)	$1.1	$(1.3)	$(1.9)
Prior service credit	-	-	-
Reversal of amortization item:
Net actuarial loss	0.9	1.2	1.1
Prior service credit	(0.1)	(0.1)	(0.1)
Transition asset	-	-	-
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$1.9	$(0.2)	$(0.9)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$1.8	$(0.4)	$(0.9)

Estimated amounts that will be amortized from AOCI, Regulatory assets and Regulatory liabilities into net periodic benefit costs during 2013 are:

$ in millions	Pension	Postretirement
Net actuarial loss / (gain)	$9.3	$(0.7)
Prior service cost	$2.8	$0.1

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

For 2013,  we are maintaining our expected long-term rate of return on assets assumption of 7.00% for pension plan assets and 6.00% for postretirement benefit plan assets.  These expected returns are based primarily on portfolio investment allocation.  There can be no assurance of our ability to generate these rates of return in the future.

Our overall discount rate was evaluated in relation to the Aon AA Above Median Yield Curve which represents a portfolio of Above Median AA-rated bonds used to settle pension obligations.  Peer data and historical returns were also reviewed to verify the reasonableness and appropriateness of our discount rate used in the calculation of benefit obligations and expense.

The weighted average assumptions used to determine benefit obligations during the years ended December 31, 2012,  2011 and 2010 were:

Benefit Obligation Assumptions	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Discount rate for obligations	4.04%	4.88%	5.31%	3.75%	4.62%	4.96%
Rate of compensation increases	3.94%	3.94%	3.94%	N/A	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2012,  2011 and 2010 were:

Net Periodic Benefit Cost / (Income) Assumptions	Pension			Postretirement
	2012	2011	2010	2012	2011	2010
Discount rate	4.88%	5.31%	5.75%	4.62%	4.96%	5.35%
Expected rate of return on plan assets	7.00%	8.00%	8.50%	6.00%	6.00%	6.00%
Rate of compensation increases	3.94%	3.94%	4.44%	N/A	N/A	N/A

The assumed health care cost trend rates at December 31, 2012,  2011 and 2010 are as follows:

Health Care Cost Assumptions	Expense			Benefit Obligation
	2012	2011	2010	2012	2011	2010
Pre - age 65
Current health care cost trend rate	8.50%	8.50%	9.50%	8.00%	8.50%	8.50%

Year trend reaches ultimate	2019	2018	2015	2019	2019	2018

Post - age 65
Current health care cost trend rate	8.00%	8.00%	9.00%	7.50%	8.00%	8.00%

Year trend reaches ultimate	2018	2017	2014	2018	2018	2017

Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The assumed health care cost trend rates have an effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation:

Effect of change in health Care Cost Trend Rate
$ in millions	One-percent increase	One-percent decrease
Service cost plus interest cost	$0.1	$(0.1)
Benefit obligation	$1.2	$(1.0)

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments and Medicare Part D reimbursements
$ in millions	Pension	Postretirement
2013	$22.1	$2.5
2014	$22.5	$2.4
2015	$23.0	$2.3
2016	$23.3	$2.1
2017	$23.7	$1.9
2018-2022	$122.6	$7.6

We expect to make contributions of $0.4 million to our SERP in 2013 to cover benefit payments.  We also expect to contribute $2.1 million to our other postretirement benefit plans in 2013 to cover benefit payments.

The Pension Protection Act of 2006 (the Act) contained new requirements for our single employer defined benefit pension plan.  In addition to establishing a 100% funding target for plan years beginning after December 31, 2008, the Act also limits some benefits if the funded status of pension plans drops below certain thresholds.  Among other restrictions under the Act, if the funded status of a plan falls below a predetermined ratio of 80%, lump-sum payments to new retirees are limited to 50% of amounts that otherwise would have been paid and new benefit improvements may not go into effect.  For the 2012 plan year, the funded status of our defined benefit pension plan as calculated under the requirements of the Act was 116.56% and is estimated to be 116.56% until the 2013 status is certified in September 2013 for the 2013 plan year.  The Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), which was signed into law on December 23, 2008, grants plan sponsors certain relief from funding requirements and benefit restrictions of the Act.

Plan Assets

Plan assets are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return benchmark.  Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan's funded status and our financial condition.  Investment performance and asset allocation are measured and monitored on an ongoing basis.

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

Long-term strategic asset allocation guidelines are determined by management and take into account the Plan’s long-term objectives as well as its short-term constraints.  The target allocations for plan assets are 30 - 80% for equity securities, 30 - 65% for fixed income securities, 0 - 10% for cash and 0 - 25% for alternative investments.  Equity securities include U.S. and international equity, while fixed income securities include long-duration and high-yield bond funds and emerging market debt funds.  Other types of investments include investments in hedge funds and private equity funds that follow several different strategies.

The fair values of our pension plan assets at December 31, 2012 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2012

Asset Category $ in millions	Market Value at December 31, 2012	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Equity securities (a)
Small/Mid cap equity	$14.3	$-	$14.3	$-
Large cap equity	50.5	-	50.5	-
International equity	37.0	-	37.0	-
Total equity securities	101.8	-	101.8	-

Debt Securities (b)
Emerging markets debt	7.4	-	7.4	-
High yield bond	12.7	-	12.7	-
Long duration fund	188.6	-	188.6	-
Total debt securities	208.7	-	208.7	-

Cash and cash equivalents (c)
Cash	13.9	13.9	-	-

Other investments (d)
Limited partnership interest	-	-	-	-
Common collective fund	37.0	-	-	37.0
Total other investments	37.0	-	-	37.0

Total pension plan assets	$361.4	$13.9	$310.5	$37.0

(a)            This category includes investments in equity securities of large, small and medium sized companies and equity securities of foreign companies including those in developing countries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the funds.

(b)            This category includes investments in investment-grade fixed-income instruments that are designed to mirror the term of the pension assets and generally have a tenor between 10 and 30 years. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(c)            This category comprises cash held to pay beneficiaries and the proceeds received from the sale of the DPL common stock, which was cashed out at $30/share.  The fair value of cash equals its book value.

(d)            This category represents a private equity fund that specializes in management buyouts and a hedge fund of funds made up of 30+ different hedge fund managers diversified over eight different hedge strategies.  The fair value of the private equity fund is determined by the General Partner of the fund based on the performance of the individual companies.  The fair value of the hedge fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The fair values of our pension plan assets at December 31, 2011 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2011

Asset Category $ in millions	Market Value at December 31, 2011	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Equity securities (a)
Small/Mid cap equity	$16.2	$-	$16.2	$-
Large cap equity	54.5	-	54.5	-
International equity	34.2	-	34.2	-
Total equity securities	104.9	-	104.9	-

Debt Securities (b)
Long duration fund	130.8	-	130.8	-
Total debt securities	130.8	-	130.8	-

Cash and cash equivalents (c)
Cash	28.0	28.0	-	-

Other investments (d)
Limited partnership interest	0.8	-	-	0.8
Common collective fund	71.4	-	-	71.4
Total other investments	72.2	-	-	72.2

Total pension plan assets	$335.9	$28.0	$235.7	$72.2

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

(d)            This category represents a private equity fund that specializes in management buyouts and a hedge fund of funds made up of 30+ different hedge fund managers diversified over eight different hedge strategies.  The fair value of the private equity fund is determined by the General Partner of the fund based on the performance of the individual companies.  The fair value of the hedge fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

Change in fair value measurements of pension assets using significant unobservable inputs (Level 3)
$ in millions	Limited Partnership Interest	Common Collective Fund
Year ended December 31, 2011
Beginning balance January 1, 2011	$2.8	$57.4
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.8)	(1.4)
Relating to assets sold during the period	-	-
Purchases, sales, and settlements	(1.2)	15.4
Transfers in and / or out of Level 3	-	-
Ending balance at December 31, 2011	$0.8	$71.4

Year ended December 31, 2012
Actual return on plan assets:
Relating to assets still held at the reporting date	-	1.4
Relating to assets sold during the period	0.9	-
Purchases, sales, and settlements	(1.7)	(35.8)
Transfers in and / or out of Level 3	-	-
Ending balance at December 31, 2012	$(0.0)	$37.0

The fair values of our other postretirement benefit plan assets at December 31, 2012 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2012
Asset Category $ in millions	Market Value at December 31, 2012	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
JP Morgan Core Bond Fund (a)	$4.2	$-	$4.2	$-

(a)            This category includes investments in U.S. government obligations and mortgage-backed and asset-backed securities.  The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The fair values of our other postretirement benefit plan assets at December 31, 2011 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2011
Asset Category $ in millions	Market Value at December 31, 2011	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
JP Morgan Core Bond Fund (a)	$4.5	$-	$4.5	$-

(a)            This category includes investments in U.S. government obligations and mortgage-backed and asset-backed securities.  The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

During October 1992, our Board of Directors approved the formation of a Company-sponsored ESOP to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to eligible full-time employees.  ESOP shares that were used to fund matching contributions to DP&L’s 401(k) vested after either two or three years of service in accordance with the match formula effective for the respective plan match year; other compensation shares awarded vested immediately.  In 1992, the ESOP Plan entered into a $90 million loan agreement with DPL in order to purchase shares of DPL common stock in the open market.  The leveraged ESOP was funded by an exempt loan, which was secured by the ESOP shares.  As debt service payments were made on the loan, shares were released on a pro rata basis.  The term loan agreement provided for principal and interest on the loan to be paid prior to October 9, 2007, with the right to extend the loan for an additional ten years.  In 2007, the maturity date was extended to October 7, 2017.  Effective January 1, 2009, the interest on the loan was amended to a fixed rate of 2.06%, payable annually.  Dividends received by the ESOP were used to repay the principal and interest on the ESOP loan to DPL.  Dividends on the allocated shares were charged to retained earnings and the share value of these dividends was allocated to participants.

During December 2011, the ESOP Plan was terminated and participant balances were transferred to one of the two DP&L sponsored defined contribution 401(k) plans.  On December 5, 2011, the ESOP Trust paid the total outstanding principal and interest of $68 million on the loan with DPL, using the merger proceeds from DPL common stock held within the ESOP suspense account.

Compensation expense recorded, based on the fair value of the shares committed to be released, amounted to $4.8 million and $6.7 million in the years ended 2011 and 2010, respectively.

9. Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other method is available to us.  The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.  The table below presents the fair value and cost of our non-derivative instruments at December 31, 2012 and 2011.  See also Note 10 for the fair values of our derivative instruments.

	December 31, 2012		December 31, 2011
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.2	$0.2
Equity securities	4.0	5.1	3.9	4.4
Debt securities	4.6	5.0	5.0	5.5
Multi-strategy fund	0.3	0.3	0.3	0.2
Total assets	$9.1	$10.6	$9.4	$10.3

Liabilities
Debt	$903.1	$926.9	$903.4	$934.5

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

DP&L had $1.6 million ($1.0 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2012 and $1.0 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2011.

Various investments were sold during the past twelve months to facilitate the distribution of benefits.  $0.1 million ($0.1 million after tax) of unrealized gains were reversed into earnings during the past twelve months.  $0.1 million ($0.1 million after tax) of unrealized gains are expected to be reversed to earnings over the next twelve months.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of December 31, 2012 and 2011.  These assets are part of the Master Trust.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of December 31, 2012, DP&L did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit
$ in millions	Fair Value at December 31, 2012	Fair Value at December 31, 2011	Unfunded Commitments	Redemption Frequency
Money market fund (a)	$0.2	$0.2	$-	Immediate
Equity securities (b)	5.1	4.4	-	Immediate
Debt Securities (c)	5.0	5.5	-	Immediate
Multi-strategy fund (d)	0.3	0.2	-	Immediate
Total	$10.6	$10.3	$-

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the twelve months ended December 31, 2012 and 2011.

The fair value of assets and liabilities at December 31, 2012 and 2011 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2012(a)	Based on Quoted Prices in Active Markets	Other observable inputs	Unobservable inputs
Assets
Master trust assets
Money market funds	$0.2	$0.2	$-	$-
Equity securities	5.1	-	5.1	-
Debt securities	5.0	-	5.0	-
Multi-strategy fund	0.3	-	0.3	-
Total Master trust assets	10.6	0.2	10.4	-

Derivative assets
Heating oil futures	0.2	0.2	-	-
Forward power contracts	7.3	-	7.3	-
Total derivative assets	7.5	0.2	7.3	-

Total assets	$18.1	$0.4	$17.7	$-

Liabilities
Derivative liabilities
FTRs	$(0.1)	$-	$-	$(0.1)
Forward power contracts	(11.6)	-	(11.6)	-
Total derivative liabilities	(11.7)	-	(11.6)	(0.1)

Long Term debt	(926.9)	-	(908.0)	(18.9)

Total liabilities	$(938.6)	$-	$(919.6)	$(19.0)

(a)            Includes credit valuation adjustment.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2011(a)	Based on Quoted Prices in Active Markets	Other observable inputs	Unobservable inputs
Assets
Master trust assets
Money market funds	$0.2	$-	$0.2	$-
Equity securities	4.4	-	4.4	-
Debt securities	5.5	-	5.5	-
Multi-strategy fund	0.2	-	0.2	-
Total Master trust assets	10.3	-	10.3	-

Derivative assets
FTRs	0.1	-	0.1	-
Heating oil futures	1.8	1.8	-	-
Forward power contracts	4.1	-	4.1	-
Total derivative assets	6.0	1.8	4.2	-

Total assets	$16.3	$1.8	$14.5	$-

Liabilities
Derivative liabilities
Forward NYMEX coal contracts	$(14.5)	$-	$(14.5)	$-
Forward power contracts	(5.0)	-	(5.0)	-
Total derivative liabilities	(19.5)	-	(19.5)	-

Total liabilities	$(19.5)	$-	$(19.5)	$-

(a)            Includes credit valuation adjustment.

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

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Our long-term leases and the WPAFB note are not publicly traded.  Fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.  Additional Level 3 disclosures were not presented since debt is not recorded at fair value.

Approximately 98% of the inputs to the fair value of our derivative instruments are from quoted market prices for DP&L.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.   A new ARO liability in the amount of $0.1 million was established in 2012 associated with a gypsum landfill disposal site that is presently under construction.  This increase in 2012 was offset by a $0.1 million reduction in ARO for asbestos as a result of an acceleration of removal and remediation activities.  During the year ended December 31, 2011, there were gross additions of $1.0 million to our existing river structures, asbestos, ash landfill and underground storage tank AROS.

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

At December 31, 2012, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	6.9	-	6.9
Heating Oil Futures	Mark to Market	Gallons	1,764.0	-	1,764.0
Forward Power Contracts	Cash Flow Hedge	MWh	1,021.0	(2,197.9)	(1,176.9)
Forward Power Contracts	Mark to Market	MWh	2,296.6	(4,760.4)	(2,463.8)

At December 31, 2011, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	7.1	(0.7)	6.4
Heating Oil Futures	Mark to Market	Gallons	2,772.0	-	2,772.0
Forward Power Contracts	Cash Flow Hedge	MWh	886.2	(341.6)	544.6
Forward Power Contracts	Mark to Market	MWh	525.1	(525.1)	-
NYMEX-quality Coal Contracts (a)	Mark to Market	Tons	2,015.0	-	2,015.0

(a)            Includes our partners’ share for the jointly-owned stations that DP&L operates.

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration.  The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring.  The ineffective portion of the cash flow hedge is recognized in earnings in the current period.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.

We enter into forward power contracts to manage commodity price risk exposure related to our generation of electricity.  We do not hedge all commodity price risk.  We reclassify gains and losses on forward power contracts from AOCI into earnings in those periods in which the contracts settle.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges:

	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
$ in millions	Power	Interest Rate Hedge	Power	Interest Rate Hedge	Power	Interest Rate Hedge
Beginning accumulated derivative gain / (loss) in AOCI (a)	$(0.8)	$9.8	$(1.8)	$12.2	$(1.4)	$14.7

Net gains / (losses) associated with current period hedging transactions	(3.0)	-	(1.2)	-	3.1	-

Net gains reclassified to earnings:
Interest Expense	-	(2.5)	-	(2.4)	-	(2.5)
Revenues	(1.1)	-	1.2	-	(3.5)	-
Purchased Power	0.2	-	1.0	-	-	-

Ending accumulated derivative gain / (loss) in AOCI	$(4.7)	$7.3	$(0.8)	$9.8	$(1.8)	$12.2

Net gains or losses associated with the ineffective portion of the hedging transactions were immaterial in the years ended December 31, 2012, 2011 and 2010.

Portion expected to be reclassified to earnings in the next twelve months (a)	$(6.2)	$(2.5)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	24	-

(a)            The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

The following table shows the fair value and balance sheet classification of DP&L’s derivative instruments designated as hedging instruments at December 31, 2012 and 2011.

Fair Values of Derivative Instruments Designated as Hedging Instruments at December 31, 2012
$ in millions	Fair Value (a)	Balance Sheet Location
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$0.5	Other prepayments and current assets
Forward Power Contracts in a Liability Position	(6.7)	Other current liabilities
Total Short-term Cash Flow Hedges	(6.2)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	0.5	Other deferred assets
Forward Power Contracts in a Liability Position	(1.5)	Other deferred credits
Total Long-term Cash Flow Hedges	(1.0)

Total Cash Flow Hedges	$(7.2)

(a)            Includes credit valuation adjustment.

Fair Values of Derivative Instruments Designated as Hedging Instruments at December 31, 2011
$ in millions	Fair Value (a)	Balance Sheet Location
Short-term Derivative Positions

Forward Power Contracts in an Asset Position	$1.5	Other prepayments and current assets
Forward Power Contracts in a Liability Position	(0.2)	Other current liabilities
Total Short-term Cash Flow Hedges	1.3

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	0.1	Other deferred assets
Forward Power Contracts in a Liability Position	(2.6)	Other deferred credits
Total Long-term Cash Flow Hedges	(2.5)

Total Cash Flow Hedges	$(1.2)

(a)            Includes credit valuation adjustment.

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

The following tables show the amount and classification within the statements of results of operations or balance sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the years ended December 31, 2012 and 2011.

Year ended December 31, 2012
$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Derivatives not designated as hedging instruments
Change in unrealized gain / (loss)	$14.5	$(1.6)	$(0.2)	$3.0	$15.7
Realized gain / (loss)	(29.5)	1.9	0.5	4.9	(22.2)
Total	$(15.0)	$0.3	$0.3	$7.9	$(6.5)

Recorded on Balance Sheet:
Partners' share of gain	$4.2	$-	$-	$-	$4.2
Regulatory (asset) / liability	1.0	(0.6)	-	-	0.4

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	2.7	2.7
Purchased Power	-	-	0.3	5.2	5.5
Fuel	(20.2)	0.7	-	-	(19.5)
O&M	-	0.2	-	-	0.2
Total	$(15.0)	$0.3	$0.3	$7.9	$(6.5)

Year ended December 31, 2011
$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Derivatives not designated as hedging instruments
Change in unrealized gain / (loss)	$(52.1)	$0.1	$(0.1)	$0.3	$(51.8)
Realized gain / (loss)	7.5	2.3	(0.6)	(1.4)	7.8
Total	$(44.6)	$2.4	$(0.7)	$(1.1)	$(44.0)

Recorded on Balance Sheet:
Partners' share of loss	$(26.1)	$-	$-	$-	$(26.1)
Regulatory asset	(7.1)	-	-	-	(7.1)

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	2.5	2.5
Purchased Power	-	-	(0.7)	(3.6)	(4.3)
Fuel	(11.4)	2.2	-	-	(9.2)
O&M	-	0.2	-	-	0.2
Total	$(44.6)	$2.4	$(0.7)	$(1.1)	$(44.0)

Year ended December 31, 2010
$ in millions	NYMEX Coal	Heating Oil	FTRs	Power	Total
Derivatives not designated as hedging instruments
Change in unrealized gain / (loss)	$33.5	$2.8	$(0.6)	$0.1	$35.8
Realized gain / (loss)	3.2	(1.6)	(1.5)	(0.1)	-
Total	$36.7	$1.2	$(2.1)	$-	$35.8

Recorded on Balance Sheet:
Partners' share of gain	$20.1	$-	$-	$-	$20.1
Regulatory liability	4.6	1.1	-	-	5.7

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	-	-
Purchased Power	-	-	(2.1)	-	(2.1)
Fuel	12.0	0.1	-	-	12.1
O&M	-	-	-	-	-
Total	$36.7	$1.2	$(2.1)	$-	$35.8

The following tables show the fair value and balance sheet classification of DP&L’s derivative instruments not designated as hedging instruments at December 31, 2012 and 2011.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments
December 31, 2012
$ in millions	Fair Value (a)	Balance Sheet Location
Short-term Derivative Positions

FTRs in a Liability Position	$(0.1)	Other current liabilities
Forward Power Contracts in an Asset Position	2.8	Other prepayments and current assets
Forward Power Contracts in a Liability Position	(2.7)	Other current liabilities
Heating Oil Futures in an Asset Position	0.2	Other prepayments and current assets
Total Short-term Derivative MTM Positions	0.2

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	3.6	Other deferred assets
Forward Power Contracts in a Liability Position	(0.7)	Other deferred credits
Total Long-term Derivative MTM Positions	2.9

Net MTM Position	$3.1

(a)            Includes credit valuation adjustment.

Fair Values of Derivative Instruments Not Designated as Hedging Instruments
December 31, 2011
$ in millions	Fair Value (a)	Balance Sheet Location
Short-term Derivative Positions

FTRs in an Asset Position	$0.1	Other prepayments and current assets
Forward Power Contracts in an Asset Position	1.0	Other prepayments and current assets
Forward Power Contracts in a Liability Position	(0.9)	Other current liabilities
NYMEX-quality Coal Forwards in a Liability Position	(8.3)	Other current liabilities
Heating Oil Futures in an Asset Position	1.8	Other prepayments and current assets
Total Short-term Derivative MTM Positions	(6.3)

Long-term Derivative Positions

Forward Power Contracts in an Asset Position	1.5	Other deferred assets
Forward Power Contracts in a Liability Position	(1.3)	Other deferred credits
NYMEX-quality Coal Forwards in a Liability Position	(6.2)	Other deferred credits
Total Long-term Derivative MTM Positions	(6.0)

Net MTM Position	$(12.3)

(a)            Includes credit valuation adjustment.

Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization of the MTM loss.  The changes in our credit ratings in November 2012 have triggered the provisions discussed above with some of our counterparties.  Since our debt has fallen below investment grade, some of our counterparties to the derivative instruments have requested collateralization of the MTM loss.

The aggregate fair value of DP&L’s derivative instruments that are in a MTM loss position at December 31, 2012 is $11.7 million.  This amount is offset by $3.6 million in a broker margin account and with other counterparties which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $6.4 million.  If DP&L debt were to fall below investment grade, DP&L could be required to post collateral for the remaining $1.7 million.

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

The following table summarizes share-based compensation expense (note that there is no share-based compensation activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Restricted stock units	$-	$-
Performance shares	2.4	2.1
Restricted shares	5.3	1.7
Non-employee directors' RSUs (a)	0.6	0.4
Management performance shares	1.8	0.5
Share-based compensation included in Operation and maintenance expense	10.1	4.7
Income tax benefit	(3.5)	(1.6)
Total share-based compensation, net of tax	$6.6	$3.1

(a)            Includes an amount associated with compensation awarded to DPL’s Board of Directors which is immaterial in total.

Share-based awards issued in DPL’s common stock were distributed from treasury stock prior to the Merger; as of the Merger date, remaining share-based awards were distributed in cash in accordance with the Merger agreement.

Determining Fair Value

Valuation and Amortization Method – We estimated the fair value of performance shares using a Monte Carlo simulation; restricted shares were valued at the closing market price on the day of grant and the Directors’ RSUs were valued at the closing market price on the day prior to the grant date.  We amortized the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Volatility – Our expected volatility assumptions were based on the historical volatility of DPL common stock.  The volatility range captured the high and low volatility values for each award granted based on its specific terms.

Expected Life – The expected life assumption represented the estimated period of time from the grant date until the exercise date and reflected historical employee exercise patterns.

Risk-Free Interest Rate – The risk-free interest rate for the expected term of the award was based on the corresponding yield curve in effect at the time of the valuation for U.S. Treasury bonds having the same term as the expected life of the award, i.e., a five-year bond rate was used for valuing an award with a five year expected life.

Expected Dividend Yield – The expected dividend yield was based on DPL’s current dividend rate, adjusted as necessary to capture anticipated dividend changes and the 12 month average DPL common stock price.

Expected Forfeitures – The forfeiture rate used to calculate compensation expense was based on DPL’s historical experience, adjusted as necessary to reflect special circumstances.

Stock Options

In 2000, DPL’s Board of Directors adopted and DPL’s shareholders approved The DPL Inc. Stock Option Plan.  With the approval of the EPIP in April 2006, no new awards were granted under The DPL Inc. Stock Option Plan.  Prior to the Merger, all outstanding stock options had been exercised or had expired.

Summarized stock option activity was as follows (note that there is no stock option activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Options:
Outstanding at beginning of period	351,500	417,500
Granted	-	-
Exercised	(75,500)	(66,000)
Expired	(276,000)	-
Forfeited	-	-
Outstanding at end of period	-	351,500

Exercisable at end of period	-	351,500

Weighted average option prices per share:
Outstanding at beginning of period	$28.04	$27.16
Granted	$-	$-
Exercised	$21.02	$21.00
Expired	$29.42	$-
Forfeited	$-	$-
Outstanding at end of period	$-	$28.04

Exercisable at end of period	$-	$28.04

The following table reflects information about stock option activity during the period (note that there is no stock option activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Weighted-average grant date fair value of options granted during the period	$-	$-
Intrinsic value of options exercised during the period	$0.7	$0.5
Proceeds from options exercised during the period	$1.6	$1.4
Excess tax benefit from proceeds of options exercised	$0.2	$0.1
Fair value of options that vested during the period	$-	$-
Unrecognized compensation expense	$-	$-
Weighted-average period to recognize compensation expense (in years)	-	-

Restricted Stock Units (RSUs)

RSUs were granted to certain key employees prior to 2001.  As of the Merger date, there were no RSUs outstanding.

Summarized RSU activity was as follows (note that there is no RSU activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
RSUs:
Outstanding at beginning of period	-	3,311
Granted	-	-
Dividends	-	-
Exercised	-	(3,311)
Forfeited	-	-
Outstanding at end of period	-	-

Exercisable at end of period	-	-

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

Summarized performance share activity was as follows (note that there is no performance share activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Performance shares:
Outstanding at beginning of period	278,334	237,704
Granted	85,093	161,534
Dividends	(198,699)	(91,253)
Exercised	(66,836)	-
Forfeited	(97,892)	(29,651)
Outstanding at end of period	-	278,334

Exercisable at end of period	-	66,836

The following table reflects information about performance share activity during the period (note that there is no performance share activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Weighted-average grant date fair value of performance shares granted during the period	$2.2	$2.9
Intrinsic value of performance shares exercised during the period	$6.0	$2.5
Proceeds from performance shares exercised during the period	$-	$-
Excess tax benefit from proceeds of performance shares exercised	$0.7	$-
Fair value of performance shares that vested during the period	$4.7	$1.6
Unrecognized compensation expense	$-	$2.4
Weighted-average period to recognize compensation expense (in years)	-	1.7

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the performance shares granted during the period:

	Years ended December 31,
$ in millions	2011	2010
Expected volatility	24.0%	24.3%
Weighted-average expected volatility	24.0%	24.3%
Expected life (years)	3.0	3.0
Expected dividends	5.0%	4.5%
Weighted-average expected dividends	5.0%	4.5%
Risk-free interest rate	1.2%	1.4%

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

The matching criteria were:

Value (Cost Basis) of Shared Purchased as a % of 2009 Base Salary	Company % Match of Value of Shares Purchased
1% to 25%	25%
>25% to 50%	50%
>50% to 100%	75%
>100% to 200%	125%

The matching percentage was applied on a cumulative basis and the resulting Restricted Share grant was adjusted at the end of each calendar quarter.  As a result of the Merger, the matching Restricted Share grants were suspended in March 2011.

In February 2011, the Board of Directors granted a targeted number of time-vested Restricted Shares to executives under the LTIP.  These Restricted Shares did not carry voting privileges nor did they receive dividend rights during the vesting period.  In addition, a one-year holding period was implemented after the three-year vesting period was completed.

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

Summarized Restricted Share activity was as follows (note that there is no Restricted Share activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Restricted shares:
Outstanding at beginning of period	219,391	218,197
Granted	67,346	42,977
Exercised	(286,737)	(20,803)
Forfeited	-	(20,980)
Outstanding at end of period	-	219,391

Exercisable at end of period	-	-

The following table reflects information about Restricted Share activity during the period (note that there is no Restricted Share activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Weighted-average grant date fair value of restricted shares granted during the period	$1.8	$1.1
Intrinsic value of restricted shares exercised during the period	$8.6	$0.4
Proceeds from restricted shares exercised during the period	$-	$-
Excess tax benefit from proceeds of restricted shares exercised	$0.5	$0.1
Fair value of restricted shares that vested during the period	$7.5	$0.6
Unrecognized compensation expense	$-	$3.4
Weighted-average period to recognize compensation expense (in years)	-	2.7

Non-Employee Director RSUs

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

The following table reflects information about RSU activity (note that there is no non-employee Director RSU activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Restricted stock units:
Outstanding at beginning of period	16,320	20,712
Granted	14,392	15,752
Dividends accrued	3,307	2,484
Vested and exercised	(34,019)	(2,618)
Vested, exercised and deferred	-	(20,010)
Forfeited	-	-
Outstanding at end of period	-	16,320

Exercisable at end of period	-	-

The following table reflects information about non-employee Director RSU activity during the period (note that there is no non-employee Director RSU activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Weighted-average grant date fair value of non-employee Director RSUs granted during the period	$0.5	$0.5
Intrinsic value of non-employee Director RSUs exercised during the period	$1.0	$0.5
Proceeds from non-employee Director RSUs exercised during the period	$-	$-
Excess tax benefit from proceeds of non-employee Director RSUs exercised	$-	$-
Fair value of non-employee Director RSUs that vested during the period	$1.0	$0.6
Unrecognized compensation expense	$-	$0.1
Weighted-average period to recognize compensation expense (in years)	-	0.3

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

Summarized management performance share activity was as follows (note that there is no management performance share activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Management performance shares:
Outstanding at beginning of period	104,124	84,241
Granted	49,510	37,480
Expired	(31,081)	-
Exercised	(111,289)	-
Forfeited	(11,264)	(17,597)
Outstanding at end of period	-	104,124

Exercisable at end of period	-	31,081

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the management performance shares granted during the period:

	Years ended December 31,
$ in millions	2011	2010
Expected volatility	24.0%	24.3%
Weighted-average expected volatility	24.0%	24.3%
Expected life (years)	3.0	3.0
Expected dividends	5.0%	4.5%
Weighted-average expected dividends	5.0%	4.5%
Risk-free interest rate	1.2%	1.4%

The following table reflects information about management performance share activity during the period (note that there is no management performance share activity after November 27, 2011 as a result of the Merger):

	Years ended December 31,
$ in millions	2011	2010
Weighted-average grant date fair value of management performance shares granted during the period	$1.3	$0.9
Intrinsic value of management performance shares exercised during the period	$3.3	$-
Proceeds from management performance shares exercised during the period	$-	$-
Excess tax benefit from proceeds of management performance shares exercised	$-	$-
Fair value of management performance shares that vested during the period	$2.7	$0.9
Unrecognized compensation expense	$-	$0.9
Weighted-average period to recognize compensation expense (in years)	-	1.7

12. Redeemable Preferred Stock

DP&L has $100 par value preferred stock, 4,000,000 shares authorized, of which 228,058 were outstanding as of December 31, 2012.  DP&L also has $25 par value preferred stock, 4,000,000 shares authorized, none of which was outstanding as of December 31, 2012.  The table below details the preferred shares outstanding at December 31, 2012 and 2011:

25.5
		December 31, 2012 and 2011		Par Value ($ in millions)
$ in millions except per share amounts	Preferred Stock Rate	Redemption price ($ per share)	Shares Outstanding	December 31, 2012	December 31, 2011
DP&L Series A	3.75%	$102.50	93,280	$9.3	$9.3
DP&L Series B	3.75%	$103.00	69,398	7.0	7.0
DP&L Series C	3.90%	$101.00	65,380	6.6	6.6
Total			228,058	$22.9	$22.9

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

As long as any DP&L preferred stock is outstanding, DP&L’s Amended Articles of Incorporation also contain provisions restricting the payment of cash dividends on any of its common stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its common stock subsequent to December 31, 1946, plus $1.2 million.  This dividend restriction has historically not impacted DP&L’s ability to pay cash dividends and, as of December 31, 2012,  DP&L’s retained earnings of $534.2 million were all available for common stock dividends payable to DPL.  We do not expect this restriction to have an effect on the payment of cash dividends in the future.

13. Common Shareholders’ Equity

DP&L has 250,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2012.  All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

14. Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of December 31, 2012, DP&L could be responsible for the repayment of 4.9%, or $78.2 million, of a $1,596.5 million debt obligation comprised of both fixed and variable rate securities with maturities between 2013 and 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of December 31, 2012, we have no knowledge of such a default.

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2012, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DP&L:

Long-term debt	$903.2	$570.4	$0.3	$0.2	$332.3
Interest payments	361.9	34.0	31.6	31.6	264.7
Pension and postretirement payments	256.2	24.6	50.3	51.1	130.2
Operating leases	1.0	0.4	0.6	-	-
Coal contracts (a)	586.4	227.6	150.6	138.8	69.4
Limestone contracts (a)	26.8	5.4	10.7	10.7	-
Purchase orders and other contractual obligations	55.9	34.6	10.9	10.4	-
Reserve for uncertain tax positions	18.3	18.3	-	-	-
Total contractual obligations	$2,209.7	$915.3	$255.0	$242.8	$796.6

(a)            Total at DP&L operated units.

Long-term debt:

DP&L’s long-term debt as of December 31, 2012, consists of first mortgage bonds and tax-exempt pollution control bonds.  These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 6 for additional information.

Interest payments:

Interest payments are associated with the long-term debt described above.  The interest payments relating to variable-rate debt are projected using the interest rate prevailing at December 31, 2012.

Pension and postretirement payments:

As of December 31, 2012,  DP&L had estimated future benefit payments as outlined in Note 8.  These estimated future benefit payments are projected through 2022.

Capital leases:

As of December 31, 2012,  DP&L had two immaterial capital leases that expire in 2013 and 2014.

Operating leases:

As of December 31, 2012, DP&L had several immaterial operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply the coal requirements for the generating stations it operates.  Some contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into various limestone contracts to supply limestone used in the operation of FGD equipment at its generating facilities.

Purchase orders and other contractual obligations:

As of December 31, 2012,  DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

Reserve for uncertain tax positions:

As of December 31, 2012, DP&L had $18.3 million in uncertain tax positions which are expected to be resolved within the next year.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2012, cannot be reasonably determined.

Environmental Matters

DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated.  We have estimated liabilities of approximately $3.6 million for environmental matters.  We evaluate the potential liability related to probable losses arising from environmental matters quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our electric generating stations.  Some of these matters could have material adverse impacts on the operation of the stations; especially the stations that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, Hutchings and Beckjord are our only coal-fired generating units that do not have this equipment installed.  DP&L owns 100% of the Hutchings Station and a 50% interest in Beckjord Unit 6.

On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our commonly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners of Beckjord 6 to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this unit.  We are depreciating Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated June 1, 2014.  In addition, DP&L has notified PJM that the remaining Hutchings units will be deactivated by June 1, 2015.  We do not believe that any accruals are needed related to the Hutchings Station.

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

Cross-State Air Pollution Rule

The USEPA promulgated the “Clean Air Interstate Rule” (CAIR) on March 10, 2005, which required allowance surrender for SO2 and NOx emissions from existing electric generating stations located in 28 eastern states and the District of Columbia.  CAIR contemplated two implementation phases.  The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively.  A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015.  To implement the required emission reductions for this rule, the states were to establish emission allowance based “cap-and-trade” programs.  CAIR was subsequently challenged in federal court, and on July 11, 2008, the United States Court of Appeals for the D.C. Circuit issued an opinion striking down much of CAIR and remanding it to the USEPA.

In response to the D.C. Circuit's opinion, on July 7, 2011, the USEPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in 27 States,” which is now referred to as the Cross-State Air Pollution Rule (CSAPR).  Starting in 2012, CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources, such as power stations.  Once fully implemented in 2014, the rule would have required additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels.  Many states, utilities and other affected parties filed petitions for review, challenging the CSAPR before the U.S. Court of Appeals for the District of Columbia.  A large subset of the Petitioners also sought a stay of the CSAPR. On December 30, 2011, the D.C. Circuit granted a stay of the CSAPR and directed the USEPA to continue administering CAIR. On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated CSAPR, ruling that USEPA overstepped its regulatory authority by requiring states to make reductions beyond the levels required in the CAA and failed to provide states an initial opportunity to adopt their own measures for achieving federal compliance.  As a result of this ruling, the surviving provisions of CAIR will continue to serve as the governing program until USEPA takes further action or the U.S. Congress intervenes.  Assuming that USEPA constructs a replacement interstate transport rule addressing the D.C. Circuit Court’s ruling, we believe companies will have three years or more before they would be required to comply with a replacement rule.  At this time, it is not possible to predict the details of such a replacement transport rule or what impacts it may have on our consolidated financial condition, results of operations or cash flows. On October 5, 2012, USEPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing by all of the judges of the D.C. Circuit Court of the case pursuant to which the three-judge panel ruled that CSAPR be vacated.  On January 24, 2013, the D.C. Circuit Court denied this petition for rehearing en banc of the D.C. Circuit Court’s August 2012 decision to vacate CSAPR.  Therefore, CAIR remains in effect.  If CSAPR were to be reinstated in its current form, we do not expect any material capital costs for DP&L’s stations, assuming Beckjord 6 and Hutchings generating stations will not operate on coal in 2015 due to implementation of the Mercury and Air Toxics Standards.  Because we cannot predict the final outcome of the replacement interstate transport rulemaking, we cannot predict its financial impact on DP&L’s operations.

Mercury and Other Hazardous Air Pollutants

On May 3, 2011, the USEPA published proposed Maximum Achievable Control Technology (MACT) standards for coal- and oil-fired electric generating units.  The standards include new requirements for emissions of mercury and a number of other heavy metals.  The USEPA Administrator signed the final rule, now called MATS (Mercury and Air Toxics Standards), on December 16, 2011, and the rule was published in the Federal Register on February 16, 2012.  Our affected electric generating units (EGUs) will have to come into compliance with the new requirements by April 16, 2015, but may be granted an additional year contingent on Ohio EPA approval.  DP&L is evaluating the costs that may be incurred to comply with the new requirement; however, MATS could have a material adverse effect on our results of operations and result in material compliance costs.

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers, and process heaters at major and area source facilities.  The final rule was published in the Federal Register on March 21, 2011.  This regulation affects seven auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The regulations contain emissions limitations, operating limitations and other requirements.  In December 2011, the USEPA proposed additional changes to this rule and solicited comments.  On December 21, 2012, the Administrator of USEPA signed the final rule, which will be followed by publication in the Federal Register.  Compliance costs are not expected to be material to DP&L’s operations.

On May 3, 2010, the National Emissions Standards for Hazardous Air Pollutants for compression ignition (CI) reciprocating internal combustion engines (RICE) became effective.  The units affected at DP&L are 18 diesel electric generating engines and eight emergency “black start” engines.  The existing CI RICE units must comply by May 3, 2013.  The regulations contain emissions limitations, operating limitations and other requirements.  DP&L expects to meet this deadline and expects the compliance costs to be immaterial.

National Ambient Air Quality Standards

On January 5, 2005, the USEPA published its final non-attainment designations for the National Ambient Air Quality Standard (NAAQS) for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On December 31, 2012, USEPA redesignated Adams County, where Stuart and Killen are located, to attainment.  This status may be temporary, as on December 14, 2012, the USEPA tightened the PM 2.5 standard to 12.0 micrograms per cubic meter.  This will begin a process of redesignations during 2014.  We cannot predict the effect the revisions to the PM 2.5 standard will have on DP&L’s financial condition or results of operations.

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

Carbon Dioxide and Other Greenhouse Gas Emissions

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

On April 13, 2012, the USEPA published its proposed GHG standards for new electric generating units (EGUs) under CAA subsection 111(b), which would require certain new EGUs to meet a standard of 1,000 pounds of CO2 per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation.  The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive CO2 emission control technology to meet the standard.  Furthermore, the USEPA may propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d).  These latter rules may focus on energy efficiency improvements at electric generating stations.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

Approximately 97% of the energy we produce is generated by coal.  DP&L’s share of CO2  emissions at generating stations we own and co-own is approximately 16 million tons annually.  Further GHG legislation or regulation finalized at a future date could have a significant effect on DP&L’s operations and costs, which could adversely affect our net income, cash flows and financial condition.  However, due to the uncertainty associated with such legislation or regulation, we cannot predict the final outcome or the financial impact that such legislation or regulation may have on DP&L.

Litigation, Notices of Violation and Other Matters Related to Air Quality

Litigation Involving Co-Owned Units

On June 20, 2011, the U.S. Supreme Court ruled that the USEPA’s regulation of GHGs under the CAA displaced any right that plaintiffs may have had to seek similar regulation through federal common law litigation in the court system.  Although we are not named as a party to these lawsuits, DP&L is a co-owner of coal-fired stations with Duke Energy and AEP (or their subsidiaries) that could have been affected by the outcome of these lawsuits or similar suits that may have been filed against other electric power companies, including DP&L.  Because the issue was not squarely before it, the U.S. Supreme Court did not rule against the portion of plaintiffs’ original suits that sought relief under state law.

As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DP&L  and the other owners of the Stuart generating station are subject to certain specified emission targets related to NOx, SO2 and particulate matter.  The consent decree also includes commitments for energy efficiency and renewable energy activities.  An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during malfunctions.  Continued compliance with the consent decree, as amended, is not expected to have a material effect on DP&L’s results of operations, financial condition or cash flows in the future.

Notices of Violation Involving Co-Owned Units

            In November 1999, the USEPA filed civil complaints and NOVs against operators and owners of certain generation facilities for alleged violations of the CAA.  Generation units operated by Duke Energy (Beckjord Unit 6) and Ohio Power (Conesville Unit 4) and co-owned by DP&L were referenced in these actions.  Although DP&L was not identified in the NOVs, civil complaints or state actions, the results of such proceedings could materially affect DP&L’s co-owned units.

In June 2000, the USEPA issued an NOV to the DP&L-operated Stuart generating station (co-owned by DP&L, Duke Energy, and Ohio Power) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

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

Notices of Violation Involving Wholly-Owned Stations

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, which were published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  In July 2012, USEPA announced that the final rules will be released in June 2013.  We do not yet know the impact these proposed rules will have on our operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, we submitted an application for the renewal of the Stuart Station NPDES permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in a thermal discharge study completed during the previous permit term.  Subsequently, DP&L and the Ohio EPA reached an agreement to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  The Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA does not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit will pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit would require DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, Ohio EPA issued a final permit.  On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission.  Depending on the outcome of the process, the effects could be material on DP&L’s operations.

In September 2009, the USEPA announced that it will be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  Subsequent to the information collection effort, it was anticipated that the USEPA would release a proposed rule by mid-2012 with a final regulation in place by early 2014.  In December 2012, USEPA announced that the proposed rule would be released by April 19, 2013 with a deadline for a final rule on May 22, 2014.  At present, DP&L is unable to predict the impact this rulemaking will have on its operations.

In August 2012, DP&L submitted an application for the renewal of the Killen Station NPDES permit which expired in January 2013.  At present, the outcome of this proceeding is not known.

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the Stuart Station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns including entering into settlement discussions with USEPA, although they have not issued any formal NOV.  This may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  However, on August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012 and may continue throughout 2013.  In October 2012, DP&L received a request from PRP group’s consultant to conduct additional soil and groundwater sampling on DP&L’s service center property.  DP&L is complying with this sampling request.  On February 8, 2013, the Court granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by PRP group in their performing a Remediation Investigation and Feasibility Study.  The Court’s ruling is likely to be appealed. DP&L is unable to predict the outcome of the appeal.  Additionally, the Court’s ruling does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

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

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCBs).  While this reassessment is in the early stages and the USEPA is seeking information from potentially affected parties on how it should proceed, the outcome may have a material effect on DP&L.  While the USEPA has indicated that the official release date for a proposed rule is sometime in April 2013, it may be delayed until late 2013 or early 2014.  At present, DP&L is unable to predict the impact this initiative will have on its operations.

Regulation of Ash Ponds

In March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and Stuart Stations.  Subsequently, the USEPA collected similar information for the Hutchings Station.

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

In June 2011, the USEPA conducted an inspection of the Killen Station ash ponds.  In May 2012, we received a draft report on the inspection.  DP&L submitted comments on the draft report in June 2012.  DP&L is unable to predict the outcome this inspection will have on its operations.

There has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  Litigation has been filed by several groups seeking a court-ordered deadline for the issuance of a final rule which USEPA has opposed.  At present, the timing for a final rule regulating coal combustion byproducts cannot be determined.  DP&L is unable to predict the financial effect of this regulation, but if coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse effect on its operations.

Notice of Violation  Involving Co-Owned Units

On September 9, 2011, DP&L received an NOV from the USEPA with respect to its co-owned Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act National Pollutant Discharge Elimination System permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial condition or cash flow.

Legal and Other Matters

In February 2007, DP&L filed a lawsuit against a coal supplier seeking damages incurred due to the supplier’s failure to supply approximately 1.5 million tons of coal to two commonly owned stations under a coal supply agreement, of which approximately 570 thousand tons was DP&L’s share.  DP&L obtained replacement coal to meet its needs.  The supplier has denied liability, and is currently in federal bankruptcy proceedings in which DP&L is participating as an unsecured creditor.  DP&L is unable to determine the ultimate resolution of this matter.  DP&L has not recorded any assets relating to possible recovery of costs in this lawsuit.

In connection with DP&L and other utilities joining PJM, in 2006 the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as SECA, effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  A hearing was held and an initial decision was issued in August 2006.  A final FERC order on this issue was issued on May 21, 2010 that substantially supports DP&L’s and other utilities’ position that SECA obligations should be paid by parties that used the transmission system during the timeframe stated above.  Prior to this final order being issued, DP&L entered into a significant number of bilateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the final decision.  On July 5, 2012, a Stipulation was executed and filed with the FERC that resolves SECA claims against BP Energy Company (“BP”) and DP&L,  AEP (and its subsidiaries) and Exelon Corporation (and its subsidiaries).  On October 1, 2012, DP&L received $14.6 million (including interest income of $1.8 million) from BP and recorded the settlement in the third quarter; at December 31, 2012, there is no remaining balance in other deferred credits related to SECA.

15. Fixed-asset Impairment

On October 5, 2012, DP&L filed for approval an ESP with the PUCO which reflects a shift in our outlook for the regulatory environment. Within the ESP filing, DP&L agreed to request a separation of its generation assets from its transmission and distribution assets in recognition that a restructuring of DP&L operations will be necessary, in compliance with Ohio law.  Also, during 2012, North American natural gas prices fell significantly from the previous year, exerting downward pressure on wholesale electricity prices in the Ohio power market.  Falling power prices have compressed wholesale margins at DP&L’s generating stations.  Furthermore, these lower power prices have led to increased customer switching from DP&L to CRES providers, who are offering retail prices lower than DP&L’s standard service offer.  Also, several municipalities in DP&L’s service territory have passed ordinances allowing them to become government aggregators with some having already contracted with

CRES providers, further contributing to the switching trend.  In September 2012, management revised its cash flow forecasts based on these developments as part of its annual budgeting process and forecasted lower operating cash flows than in prior reporting periods.  Collectively, in the third quarter of 2012, these events were considered to be an impairment indicator for the long-lived asset group as management believes that these developments represent a significant adverse change in the business climate that could affect the value of the long-lived asset group.

The long-lived asset group subject to the impairment evaluation was determined to be each individual station of DP&L. This determination was based on the assessment of the stations’ ability to generate independent cash flows. When the recoverability test of the long-lived asset group was performed, management concluded that, on an undiscounted cash flow basis, the carrying amount of two stations, Conesville and Hutchings, were not recoverable.  To measure the amount of impairment loss, management was required to determine the fair value of the two stations.  Cash flow forecasts and the underlying assumptions for the valuation were developed by management.  While there were numerous assumptions that impact the fair value, forward power prices, dark spreads and the transition to a merchant model were the most significant.

In determining the fair value of the Conesville station, the three valuation approaches prescribed by the fair value measurement accounting guidance were considered. The fair value under the income approach was considered the most appropriate and resulted in a $25.0 million fair value.  The carrying value of the Conesville station prior to the impairment was $97.5 million.   Accordingly, the Conesville station was considered impaired and $72.5 million of impairment expense was recognized in the third quarter of 2012.

In determining the fair value of the Hutchings Station, the three valuation approaches prescribed by the fair value measurement accounting guidance were considered. The fair value under the income approach was considered the most appropriate and resulted in a zero fair value.  The carrying value of the Hutchings Station prior to the impairment was $8.3 million.   Accordingly, the Hutchings Station was considered impaired and $8.3 million of impairment expense was recognized in the third quarter of 2012.

16. Selected Quarterly Information (Unaudited)

From 2012 onwards, quarterly information is no longer required.

	For the 2011 quarters ended
$ in millions except per share amounts
and common stock market price	March 31	June 30	September 30	December 31
Revenues	$449.8	$397.0	$452.5	$378.4
Operating income	$89.3	$55.8	$100.0	$74.8
Net income	$52.7	$30.8	$63.9	$45.8
Earnings on common stock	$52.5	$30.6	$63.7	$45.5
Dividends paid on common stock to DPL	$70.0	$45.0	$65.0	$40.0

	For the 2010 quarters ended
$ in millions except per share amounts
and common stock market price	March 31	June 30	September 30	December 31
Revenues	$423.8	$412.6	$472.4	$430.0
Operating income	$118.4	$97.0	$131.9	$102.9
Net income	$72.1	$59.4	$83.2	$63.0
Earnings on common stock	$71.9	$59.2	$83.0	$62.7
Dividends paid on common stock to DPL	$90.0	$60.0	$-	$150.0

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 28, 2011, DPL changed auditors to Ernst & Young LLP.  DP&L continued to use KPMG LLP through December 31, 2011 but changed auditors to Ernst & Young LLP effective January 1, 2012.  Ernst & Young LLP are the auditors of AES.  These changes were not a result of any disagreement with KPMG LLP.

Item 9A – Controls and Procedures

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

The following report is our report on internal control over financial reporting as of December 31, 2012.

Management's Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on an evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 11 – Executive Compensation

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14 – Principal Accountant Fees and Services

Accountant Fees and Services

The following table presents the aggregate fees billed for professional services rendered to DPL and DP&L by Ernst & Young LLP and KPMG LLP for 2012 and 2011.  As noted in Item 9, KPMG LLP was replaced as our principal accountant by Ernst & Young LLP on January 1, 2012.  Other than as set forth below, no professional services were rendered or fees billed by Ernst & Young LLP and KPMG LLP during 2012 and 2011.

	2012 fees billed	2011 fees billed
		(DPL only)
Ernst & Young
Audit fees (a)	$1,464,000	$550,000
Audit-related Fees (b)	823,859	-
Tax Fees (c)	-	-
All Other Fees (d)	-	-
Total	$2,287,859	$550,000

KPMG LLP	2012 fees billed	2011 fees billed
Audit fees (a)	N/A	$2,080,046
Audit-related Fees (b)	N/A	41,000
Tax Fees (c)	N/A	4,000
All Other Fees (d)	N/A	12,000
Total	N/A	$2,137,046

(a)                        Audit fees relate to professional services rendered for the audit of our annual financial statements and the reviews of our quarterly financial statements and other services that are normally provided in connection with regulatory filing or engagements.

(b)                        Audit-related fees relate to services rendered to us for assurance and related services.

(c)                        Tax fees consisted principally of tax compliance services.

(d)                        Other fees relate to services rendered under an agreed upon procedure engagement related to environmental studies.

The Boards of Directors of DPL Inc. and The Dayton Power and Light Company (collectively, the “Board”) pre-approve all audit and permitted non-audit services, including engagement fees and terms for such services in accordance with Section 10A of the Securities Exchange Act of 1934, as amended.  The Board will generally pre-

approve a listing of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level.  Any material service not included in the pre-approved list of services must be separately pre-approved by the Board.  In addition, all audit and permissible non-audit services in excess of the pre-approved cost level, whether or not such services are included on the pre-approved list of services, must be separately pre-approved by the Board.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
1. Financial Statements
DPL - Report of Independent Registered Public Accounting Firms	76
DPL - Consolidated Statements of Results of Operations for the year ended December 31, 2012, the periods November 28, 2011 through December 31, 2011, January 1, 2011 through November 27, 2011 and the year ended December 31, 2010	78
DPL - Consolidated Statements of Other Comprehensive Income / (Loss) for the year ended December 31, 2012, the periods November 28, 2011 through December 31, 2011, January 1, 2011 through November 27, 2011 and the year ended December 31, 2010	79
DPL - Consolidated Statements of Cash Flows for the year ended December 31, 2012, the periods November 28, 2011 through December 31, 2011, January 1, 2011 through November 27, 2011 and the year ended December 31, 2010	80
DPL - Consolidated Balance Sheets at December 31, 2012 and 2011	82
DPL - Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2012, the periods November 28, 2011 through December 31, 2011, January 1, 2011 through November 27, 2011 and the year ended December 31, 2010	84
DPL - Notes to Consolidated Financial Statements	86
DP&L - Report of Independent Registered Public Accounting Firm	152
DP&L - Statements of Results of Operations for each of the three years in the period ended December 31, 2012	154
DP&L - Statements of Other Comprehensive Income / (Loss) for each of the three years in the period ended December 31, 2012	155
DP&L - Statements of Cash Flows for each of the three years in the period ended December 31, 2012	156
DP&L - Balance Sheets at December 31, 2012 and 2011	158
DP&L - Statement of Shareholder’s Equity for each of the three years in the period ended December 31, 2012	160
DP&L – Notes to Financial Statements	161
2. Financial Statement Schedules
For each of the three years in the period ended December 31, 2012: Schedule II – Valuation and Qualifying Accounts	224
The information required to be submitted in Schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL.	DP&L	Exhibit Number	Exhibit	Location

X		2(a)	Agreement and Plan of Merger, dated as of April 19, 2011, by and among DPL Inc., The AES Corporation and Dolphin Sub, Inc.	Exhibit 2.1 to Report on Form 8-K filed April 20, 2011 (File No. 1-9052)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Filed herewith as Exhibit 3(a)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(b) to Report on Form 10-K/A for the year ended December 31, 1991 (File No. 1-2385)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)
X	X	4(c)	Forty-Second Supplemental Indenture dated as of September 1, 2003, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)
X	X	4(d)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(e)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630

DPL	DP&L	Exhibit Number	Exhibit	Location

X		4(f)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(g)

Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein, and several Holders as defined therein

Exhibit 4(c) to Registration Statement No. 333-74630
X	X	4(h)	Forty-Fourth Supplemental Indenture dated as of September 1, 2006 between the Bank of New York, Trustee and The Dayton Power and Light Company	Exhibit 4(s) to Report on Form 10-K for the year ended December 31, 2009 (File No. 1-2385)
X	X	4(i)	Forty-Sixth Supplemental Indenture dated as of December 1, 2008 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4(x) to Report on Form 10-K for the year ended December 31, 2008 (File No. 1-2385)
X		4(j)	Indenture, dated October 3, 2011, between Dolphin Subsidiary II, Inc. and Wells Fargo Bank, National Association	Exhibit 4.1 to Report on Form 8-K filed October 5, 2011 by The AES Corporation (File No. 1-12291)
X		4(k)	Supplemental Indenture, dated as of November 28, 2011, between DPL Inc. and Wells Fargo Bank, National Association	Filed herewith as Exhibit 4(k)
X		4(l)	Registration Rights Agreement, dated October 3, 2011, between Dolphin Subsidiary II, Inc. and Merrill Lynch Pierce Fenner & Smith Incorporated and each of the initial purchasers named therein	Filed herewith as Exhibit 4(l)
X	X	10(a)	Credit Agreement, dated as of April 20, 2010, among the Dayton Power and Light Company, Bank of America, N.A., as Administrative Agent and an L/C Issuer, and the lenders party to the Credit Agreement	Exhibit 10.1 to Form 8-K filed April 22, 2010 (File No. 1-2385)
X	X	10(b)

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

Filed herewith as Exhibit 10(c)

DPL	DP&L	Exhibit Number	Exhibit	Location

X		10(d)

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

Exhibit 10(b) to Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-2385)
X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

DPL	DP&L	Exhibit Number	Exhibit	Location

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized

DPL Inc.

February 26, 2013	By:	/s/ Philip R. Herrington
(Philip R. Herrington)
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

February 26, 2013	By:	/s/ Philip R. Herrington
(Philip R. Herrington)
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Elizabeth Hackenson	Director	February 26, 2013
(Elizabeth Hackenson)

/s/ Philip R. Herrington	Director, President and Chief	February 26, 2013
(Philip R. Herrington)	Executive Officer (principal
executive officer)

/s/ Willard C. Hoagland, III	Director	February 26, 2013
(Willard C. Hoagland, III)

/s/ Brian A. Miller	Director	February 26, 2013
(Brian A. Miller)

/s/ Thomas M. O’Flynn	Director	February 26, 2013
(Thomas M. O’Flynn)

	Director	February 26, 2013
(Mary Stawikey)

/s/ Andrew M. Vesey	Director and Chairman	February 26, 2013
(Andrew M. Vesey)

/s/ Craig L. Jackson	Senior Vice President, Chief	February 26, 2013
(Craig L. Jackson)	Financial Officer (principal financial
officer)

/s/ Gregory S. Campbell	Vice President and Controller	February 26, 2013
(Gregory S. Campbell)	(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Willard C. Hoagland, III	Director	February 26, 2013
(Willard C. Hoagland, III)

/s/ Elizabeth Hackenson	Director	February 26, 2013
(Elizabeth Hackenson)

/s/ Philip R. Herrington	Director, President and Chief	February 26, 2013
(Philip R. Herrington)	Executive Officer (principal
executive officer)

/s/ Vincent W. Mathis	Director	February 26, 2013
(Vincent W. Mathis)

/s/ Brian A. Miller	Director	February 26, 2013
(Brian A. Miller)

/s/ Britaldo Pedrosa Soares	Director	February 26, 2013
(Britaldo Pedrosa Soares)

/s/ Andrew M. Vesey	Director and Chairman	February 26, 2013
(Andrew M. Vesey)

/s/ Thomas M. O’Flynn	Director	February 26, 2013
(Thomas M. O’Flynn)

/s/ Kenneth J. Zagzebski	Director	February 26, 2013
(Kenneth J. Zagzebski)

/s/ Craig L. Jackson	Senior Vice President, Chief	February 26, 2013
(Craig L. Jackson)	Financial Officer (principal financial
officer)

/s/ Gregory S. Campbell	Vice President and Controller	February 26, 2013
(Gregory S. Campbell)	(principal accounting officer)

 Schedule II

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended Year ended December 31, 2010 - 2012
$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (a)	Balance at End of Period
Successor
Year ended December 31, 2012
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,136	$5,902	$5,954	$1,084

Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$6,702	$6,747	$1,100	$12,349

For the period November 28, 2011 through December 31, 2011
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,062	$643	$569	$1,136

Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$7,086	$349	$733	$6,702

Predecessor
For the period January 1, 2011 through November 27, 2011
Deducted from accounts receivable -
Provision for uncollectible accounts	$871	$5,716	$5,525	$1,062

Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$13,079	$2,705	$8,698	$7,086

Year ended December 31, 2010
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,101	$4,148	$4,378	$871

Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$11,955	$1,124	$-	$13,079

(a) Amounts written off, net of recoveries of accounts previously written off.

THE DAYTON POWER AND LIGHT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
For the years ended Year ended December 31, 2010 - 2012
$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (a)	Balance at End of Period
Year ended December 31, 2012
Deducted from accounts receivable -
Provision for uncollectible accounts	$941	$5,393	$5,411	$923

Year ended December 31, 2011
Deducted from accounts receivable -
Provision for uncollectible accounts	$832	$6,137	$6,028	$941

Year ended December 31, 2010
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,101	$4,100	$4,369	$832

(a) Amounts written off, net of recoveries of accounts previously written off.

XBRL-only content section

DPL Statement of OCI

Change in available-for-sale securities tax effect	December 31, 2012	December 31, 2011	November 27, 2011	December 31, 2010
	(0.2)	-	-	(0.2)

Reclassification to earnings - available for sale	December 31, 2012	December 31, 2011	November 27, 2011	December 31, 2010
	-	-	-	-

Change in derivative fair value tax effect - derivative activity	December 31, 2012	December 31, 2011	November 27, 2011	December 31, 2010
	1.4	0.3	31.2	(6.6)

Reclassification of earnings tax effect - derivative activity	December 31, 2012	December 31, 2011	November 27, 2011	December 31, 2010
	0.4	-	(0.3)	2.0

Prior service cost - pension	December 31, 2012	December 31, 2011	November 27, 2011	December 31, 2010
	-	0.2	-	(3.7)

Net loss - pension	December 31, 2012	December 31, 2011	November 27, 2011	December 31, 2010
	1.0	(0.2)	(0.7)	4.0

Reclassification to earnings tax effect - pension	December 31, 2012	December 31, 2011	November 27, 2011	December 31, 2010
	-	-	1.5	(1.3)

DP&L Statement of OCI

Change in available-for-sale securities tax effect	December 31, 2012	December 31, 2011	December 31, 2010
	(0.2)	4.3	0.6

Reclassification to earnings tax effect - available for sale	December 31, 2012	December 31, 2011	December 31, 2010
	-	-	-

Change in derivative fair value tax effect - derivative activity	December 31, 2012	December 31, 2011	December 31, 2010
	1.6	0.5	0.2

Reclassification of earnings tax effect - derivative activity	December 31, 2012	December 31, 2011	December 31, 2010
	0.5	0.1	(0.5)

Prior service cost tax effect - pension	December 31, 2012	December 31, 2011	December 31, 2010
	(0.5)	(0.4)	(0.4)

Net loss tax effect - pension	December 31, 2012	December 31, 2011	December 31, 2010
	0.8	5.4	(0.1)

Reclassification to earnings tax effect - pension	December 31, 2012	December 31, 2011	December 31, 2010
	(1.5)	(1.5)	(0.5)

DPL Debt Parentheticals

Long-term

Caption parentheticals
First mortgage bonds maturing in	October 2013	5.125%
Pollution control series maturing in	January 2028	4.7%
Pollution control series maturing in	January 2034	4.8%
Pollution control series maturing in	September 2036	4.8%
Pollution control series maturing in	November 2040	0.04%	0.26%	0.06%	0.32%
U.S. Government note maturing in	February 2061	4.20%

Bank term loan-maturing in	August 2014	1.48%	4.25%	2.22%	2.47%
Senior unsecured bonds maturing	October 2016	6.50%
Senior unsecured bonds maturing	October 2021	7.25%
Note to DPL Capital Trust II maturing in	September 2031	8.125%

Current

Caption parentheticals
First mortgage bonds maturing in	October 2013	5.125%
U.S. Government note maturing in	February 2061	4.20%

DP&L Debt Parentheticals

Long-term

Caption parentheticals
First mortgage bonds maturing in	October 2013	5.125%
Pollution control series maturing in	January 2028	4.7%
Pollution control series maturing in	January 2034	4.8%
Pollution control series maturing in	September 2036	4.8%
Pollution control series maturing in	November 2040	0.04%	0.26%	0.06%	0.32%
U.S. Government note maturing in	February 2061	4.2%

Current

Caption parentheticals
U.S. Government note maturing in	February 2061	4.2%