Form 10-Q
period 2013-03-31
DAYTON POWER & LIGHT CO; DPL INC
filed 2013-05-09
CIK 27430, 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrants are voluntary filers that have filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

As of March 31, 2013, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company

Index to Quarterly Report on Form 10-Q

Quarter Ended March 31, 2013

DPL Inc. and The Dayton Power and Light Company

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-Q:

Abbreviation or Acronym	Definition

AES	The AES Corporation, a global power company, the ultimate parent company of DPL
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CFTC	Commodity Futures Trading Commission
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
CCEM	Customer Conservation and Energy Management
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corporation
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule
DPL	DPL Inc.
DPLE	DPL Energy, LLC, a wholly owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales
DPLER	DPL Energy Resources, Inc., a wholly owned subsidiary of DPL which sells competitive electric energy and other energy services
DP&L

The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility which sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

Duke Energy	Duke Energy Ohio, Inc., formerly The Cincinnati Gas & Electric Company (CG&E)
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
ESP	Electric Security Plans filed with the PUCO, pursuant to Ohio law
2009 ESP Stipulation

A Stipulation and Recommendation filed by DP&L with the PUCO on February 24, 2009 regarding DP&L’s ESP filing pursuant to SB 221.  The Stipulation was signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties.  The PUCO approved the Stipulation on June 24, 2009.

FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed on February 26, 2013

GLOSSARY OF TERMS (cont.)
Abbreviation or Acronym	Definition
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IFRS	International Financial Reporting Standards
kWh	Kilowatt hours
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans.
MATS	Mercury and Air Toxics Standards
MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier wholly owned by DPLER
Merger

The merger of DPL and Dolphin Sub, Inc., a wholly owned subsidiary of AES, in accordance with the terms of the Merger agreement.  At the Merger date, Dolphin Sub, Inc. was merged into DPL, leaving DPL as the surviving company.  As a result of the Merger, DPL became a wholly owned subsidiary of AES.

Merger agreement

The Agreement and Plan of Merger dated April 19, 2011 among DPL, AES,  and Dolphin Sub, Inc., a wholly owned subsidiary of AES, whereby AES agreed to acquire DPL for $30 per share in a cash transaction valued at approximately $3.5 billion plus the assumption of $1.2 billion of existing debt.  Upon closing, DPL became a wholly owned subsidiary of AES.

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

NERC	North American Electric Reliability Corporation
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects to supply its retail electric service
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSR	New Source Review – a preconstruction permitting program regulating new or significantly modified sources of air pollution
NYMEX	New York Mercantile Exchange
OAQDA	Ohio Air Quality Development Authority
Ohio EPA	Ohio Environmental Protection Agency
Ohio Power

Ohio Power Company, a subsidiary of American Electric Power Company, Inc. (“AEP”).  Columbus Southern Power Company merged into the Ohio Power Company, another subsidiary of AEP, effective December 31, 2011.

OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest

GLOSSARY OF TERMS (cont.)
Abbreviation or Acronym	Definition
PJM	PJM Interconnection, LLC, an RTO
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
RPM

Reliability Pricing Model.  The Reliability Pricing Model is PJM’s capacity construct.  The purpose of the RPM is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint.  Under the RPM construct, PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations.  There are three RPM auctions held for each delivery year (running from June 1 through May 31).  The base residual auction is held three years in advance of the delivery year and then there is one incremental auction held in each of the subsequent three years.  DP&L’s capacity is located in the “rest of” RTO area of PJM.

RTO	Regional Transmission Organization
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

SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIP

A State Implementation Plan (SIP) is a United States state plan for complying with the federal CAA, administered by the USEPA. The SIP consists of narrative, rules, technical documentation and agreements that an individual state will use to clean up polluted areas.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial position and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	abnormal or severe weather and catastrophic weather-related damage;
•	unusual maintenance or repair requirements;
•	changes in fuel costs and purchased power, coal, environmental emissions, natural gas and other commodity prices;
•	volatility and changes in markets for electricity and other energy-related commodities;
•	increased competition and deregulation in the electric utility industry;
•	generating unit availability and capacity;
•	transmission and distribution system reliability and capacity;
•	increased competition in the retail generation market;
•	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;
•	changes in interest rates;
•	changes in our credit ratings or the credit ratings of AES;
•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws;
•	changes in environmental laws and regulations to which DPL and its subsidiaries are subject;
•	the development and operation of RTOs, including PJM to which DP&L has given control of its transmission functions;
•	changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability;
•	significant delays associated with large construction projects;
•	growth in our service territory and changes in demand and demographic patterns;
•	changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;
•	financial market conditions;
•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;
•	general economic conditions;
•

costs related to the Merger and the effects of any disruption from the Merger that may make it more difficult to maintain relationships with employees, customers, other business partners or government entities and;

•	the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. See “Risk Factors” for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three months ended March 31,
$ in millions	2013	2012

Revenues	$394.6	$434.0

Cost of revenues:
Fuel	88.6	97.4
Purchased power	95.3	94.8
Amortization of intangibles	1.8	27.8
Total cost of revenues	185.7	220.0

Gross margin	208.9	214.0

Operating expenses:
Operation and maintenance	99.2	101.7
Depreciation and amortization	31.8	31.4
General taxes	21.0	21.7
Total operating expenses	152.0	154.8

Operating income	56.9	59.2

Other income / (expense), net:
Investment income	0.1	0.1
Interest expense	(30.5)	(29.6)
Other expense	(0.6)	(0.3)
Total other income / (expense), net	(31.0)	(29.8)

Earnings before income taxes	25.9	29.4

Income tax expense	6.0	7.7

Net income	$19.9	$21.7

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
$ in millions	2013	2012

Net income	$19.9	$21.7

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $(0.1) and $(0.2) for each respective period	0.2	0.4
Reclassification to earnings, net of income tax expense of $0.0 and $0.0 for each respective period	0.1	-
Total change in fair value of available-for-sale securities	0.3	0.4

Derivative activity:
Change in derivative fair value, net of income tax expense of $(1.1) and $(4.2) for each respective period	1.2	7.6
Reclassification to earnings, net of income tax (expense) / benefit of $(0.1) and $0.6 for each respective period	0.2	(0.9)
Total change in fair value of derivatives	1.4	6.7

Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.3) and $0.0 for each respective period	0.3	-
Total change in unfunded pension obligation	0.3	-

Other comprehensive income	2.0	7.1

Net comprehensive income	$21.9	$28.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2013	2012
Cash flows from operating activities:
Net income	$19.9	$21.7
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	31.8	31.4
Amortization of intangibles	1.8	27.8
Amortization of debt market value adjustments	(4.8)	(4.7)
Deferred income taxes	23.3	(9.2)
Changes in certain assets and liabilities:
Accounts receivable	19.5	(3.4)
Inventories	(4.4)	(0.6)
Taxes applicable to subsequent years	17.2	22.9
Deferred regulatory costs, net	3.6	7.2
Accounts payable	2.7	(1.8)
Accrued taxes payable	(33.7)	(21.6)
Accrued interest payable	23.7	29.1
Pension, retiree and other benefits	3.2	2.1
Insurance and claims costs	1.0	0.8
Other	1.4	2.3
Net cash from operating activities	106.2	104.0

Cash flows from investing activities:
Capital expenditures	(33.8)	(54.0)
Purchase of renewable energy credits	(0.5)	(0.7)
Increase in restricted cash	(12.7)	(8.7)
Net cash used for investing activities	(47.0)	(63.4)

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
	Three months ended March 31,
$ in millions	2013	2012
Net cash from financing activities:
Dividends paid on common stock	-	(45.0)
Contributions to additional paid-in capital from parent	-	2.0
Payment to former warrant holders	-	(9.0)
Net cash from financing activities	-	(52.0)

Cash and cash equivalents:
Net change	59.2	(11.4)
Balance at beginning of period	192.1	173.5
Cash and cash equivalents at end of period	$251.3	$162.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11.3	$5.7
Income taxes paid/(refund), net	$(20.0)	$7.0
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.6	$24.1

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	At	At
	March 31,	December 31,
$ in millions	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$251.3	$192.1
Restricted cash	23.4	10.7
Accounts receivable, net (Note 2)	190.1	208.2
Inventories (Note 2)	114.5	110.1
Taxes applicable to subsequent years	52.1	69.3
Regulatory assets, current (Note 3)	18.0	21.1
Other prepayments and current assets	43.0	43.1
Total current assets	692.4	654.6

Property, plant & equipment:
Property, plant & equipment	2,625.7	2,590.4
Less: Accumulated depreciation and amortization	(134.6)	(115.9)
	2,491.1	2,474.5

Construction work in process	70.9	89.3
Total net property, plant & equipment	2,562.0	2,563.8

Other noncurrent assets:
Regulatory assets, non-current (Note 3)	180.9	185.5
Goodwill	759.1	759.1
Intangible assets, net of amortization	50.0	50.1
Other deferred assets	29.9	34.2
Total other noncurrent assets	1,019.9	1,028.9

Total assets	$4,274.3	$4,247.3

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	At	At
	March 31,	December 31,
$ in millions	2013	2012

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)	$580.1	$584.9
Accounts payable	80.8	83.2
Accrued taxes	63.5	97.1
Accrued interest	55.5	31.8
Customer security deposits	14.7	15.0
Regulatory liabilities, current (Note 3)	-	0.1
Insurance and claims costs	12.5	11.5
Other current liabilities	86.3	96.9
Total current liabilities	893.4	920.5

Noncurrent liabilities:
Long-term debt (Note 5)	2,025.0	2,025.0
Deferred taxes (Note 6)	558.2	534.9
Taxes payable	68.1	68.1
Regulatory liabilities, non-current (Note 3)	118.8	117.3
Pension, retiree and other benefits	63.2	61.6
Unamortized investment tax credit	3.1	3.3
Other deferred credits	71.5	71.4
Total noncurrent liabilities	2,907.9	2,881.6

Redeemable preferred stock of subsidiary	18.4	18.4

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock:
1,500 shares authorized; 1 share issued and outstanding at March 31, 2013 and December 31, 2012
Other paid-in capital	2,236.7	2,236.7
Accumulated other comprehensive loss	(1.9)	(3.9)
Retained deficit	(1,780.2)	(1,806.0)
Total common shareholder's equity	454.6	426.8

Total liabilities and shareholder's equity	$4,274.3	$4,247.3

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Overview and Summary of Significant Accounting Policies

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  DPL’s two reportable segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER operations, which include the operations of DPLER’s wholly owned subsidiary MC Squared.  Refer to Note 11 for more information relating to these reportable segments.

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

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers.  DPLER’s operations include those of its wholly owned subsidiary, MC Squared, which was acquired on February 28, 2011.  DPLER has approximately 247,000 customers currently located throughout Ohio and Illinois.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the areas it serves.

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

DPL and its subsidiaries employed 1,475 people as of March 31, 2013, of which 1,412 employees were employed by DP&L.  Approximately 53% of all DPL employees are under a collective bargaining agreement which expires on October 31, 2014.

Financial Statement Presentation

DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP.  DP&L’s undivided ownership interests in certain coal-fired generating facilities and numerous transmission facilities are included in the financial statements at amortized cost, which was adjusted to fair value at the Merger date for DPL.  Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statement of Operations.  See Note 4 for more information.

All material intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2012.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2013; our results of operations for the three months ended March 31, 2013 and 2012 and our cash flows for the three months ended March 31, 2013 and 2012.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2013 may not be indicative of our results that will be realized for the full year ending December 31, 2013.

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

Goodwill Impairment

In connection with the Merger, DPL remeasured the carrying amount of all of its assets and liabilities to fair value, which resulted in the recognition of goodwill assigned to DPL’s two reporting units, DPLER and the DP&L Reporting Unit, which includes DP&L and other entities.  FASC 350 “Intangibles – Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently if impairment indicators are present.  In evaluating the potential impairment of goodwill, we make estimates and assumptions about revenue, operating cash flows, capital expenditures, growth rates and discount rates based on our budgets and long term forecasts, macroeconomic projections, and current market expectations of returns on similar assets.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  Generally, the fair value of a reporting unit is determined using a discounted cash flow valuation model.  We could be required to evaluate the potential impairment of goodwill outside of the required annual assessment process if we experience situations, including but not limited to:  deterioration in general economic conditions; changes to our operating or regulatory environment; increased competitive environment; increase in fuel costs particularly when we are unable to pass its effect to customers; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; or adverse actions or assessments by a regulator.  These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods.

Sale of Receivables

In the first quarter of 2012, DPLER began selling receivables from DPLER customers in Duke Energy’s territory to Duke Energy.  These sales are at face value for cash at the amounts billed for DPLER customers’ use of energy.  Total receivables sold to Duke Energy during the three months ended March 31, 2013 and 2012 were $4.5 million and $2.0 million, respectively.  Similarly, MC Squared sells receivables from their customers in ComEd territory to ComEd.  Total receivables sold to ComEd during the three months ended March 31, 2013 and 2012 were $16.9 million and $0.0 million, respectively.  There is no recourse or any other continuing involvement associated with the sold receivables.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property including unregulated generation property, cost is similarly defined except financing costs are reflected as capitalized interest without an equity component.

Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.  The total AFUDC and capitalized interest was $0.3 million and $1.4 million during the three months ended March 31, 2013 and 2012, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Intangibles

Intangibles include emission allowances, renewable energy credits, customer relationships, customer contracts and the value of our ESP.  Emission allowances are carried on a first-in, first-out (FIFO) basis for purchased emission allowances.  In addition, we recorded emission allowances at their fair value as of the Merger date.  Net gains or losses on the sale of excess emission allowances, representing the difference between the sales proceeds and the carrying value of emission allowances, are recorded as a component of our fuel costs and are reflected in Operating income when realized.  During the three months ended March 31, 2013 and 2012, DPL had no gains from the sale of emission allowances.

Customer relationships recognized as part of the purchase accounting associated with the Merger are amortized over ten to seventeen years and customer contracts are amortized over the average length of the contracts.  The value of the ESP was amortized over one year on a straight-line basis.  Emission allowances are amortized as they are used in our operations on a FIFO basis.  Renewable energy credits are amortized as they are used or retired.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DPL collects certain excise taxes levied by state or local governments from its customers.  These taxes are accounted for on a net basis and recorded as a reduction in revenues.  The amounts for the three months ended March 31, 2013 and 2012 were $13.4 million and $12.9 million, respectively.

Recently Issued Accounting Standards

Offsetting Assets and Liabilities

The FASB recently issued ASU 2013-01 “Scope Clarification of Disclosures about Offsetting Assets and Liabilities” to limit the scope of ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions.  This ASU is effective for annual and interim periods beginning on or after January 1, 2013.  The FASB clarified that the disclosures were not intended to include trade receivables and other contracts for financial instruments that may be subject to a master netting arrangement.  We adopted this rule which resulted in enhanced disclosures.  This did not have a material effect on our overall results of operations, financial position or cash flows.

Comprehensive Income

The FASB recently issued ASU 2013-02 “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” effective for annual and interim periods beginning after December 15, 2012. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  We adopted this rule which resulted in enhanced disclosures.  This did not have a material effect on our overall results of operations, financial position or cash flows.

Recently Adopted Accounting Standards

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) effective for interim and annual reporting periods beginning on or after January 1, 2013.  We adopted this ASU on January 1, 2013.  This standard updates FASC Topic 210 “Balance Sheet.”  ASU 2011-11 updates the disclosures for financial instruments and derivatives to provide more transparent information around the offsetting of assets and liabilities.  Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and/or subject to an agreement similar to a master netting agreement.  This rule did not have a material effect on our overall results of operations, financial position or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairments

In July 2012, the FASB issued ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02) effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  We adopted this ASU on January 1, 2013.  This standard updates FASC Topic 350 “Intangibles-Goodwill and Other.”  ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with FASC Subtopic 350-30.  This rule did not have a material effect on our overall results of operations, financial position or cash flows.

2. Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2013 and December 31, 2012:

	At	At
	March 31,	December 31,
$ in millions	2013	2012

Accounts receivable, net:
Unbilled revenue	$65.3	$75.2
Customer receivables	107.5	98.2
Amounts due from partners in jointly owned plants	15.3	19.7
Coal sales	-	1.6
Other	3.1	14.6
Provision for uncollectible accounts	(1.1)	(1.1)
Total accounts receivable, net	$190.1	$208.2

Inventories, at average cost:
Fuel and limestone	$72.0	$67.3
Plant materials and supplies	40.6	41.0
Other	1.9	1.8
Total inventories, at average cost	$114.5	$110.1

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2013 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statement of Operations	Three months ended March 31,
$ in millions		2013

Gains and losses on Available-for-sale securities activity (Note 8):
	Other income / (deductions)	$0.1
	Total before income taxes	0.1
	Tax expense	-
	Net of income taxes	0.1

Gains and losses on cash flow hedges: (Note 9)
	Revenue	(0.5)
	Purchased power	0.8
	Total before income taxes	0.3
	Tax expense	(0.1)
	Net of income taxes	0.2

Amortization of defined benefit pension items: (Note 7)
	Reclassification to Other income / (deductions)	-
	Prior service cost for the period (1)	-
	Net loss for the period (1)	-
	Total before income taxes	-
	Tax benefit	0.3
	Net of income taxes	0.3

Total reclassifications for the period, net of income taxes		$0.6

(1)   These Accumulated Other Comprehensive Income / (Loss) components are included in the computation of net periodic pension costs (See Note 7 for additional information).

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2013 are as follows:

$ in millions	Gains / (losses) on Available-for-sale securities	Gains / (losses) on Cash Flow Hedges	Change in Unfunded Pension Obligation	Total
Balance January 1, 2013	$0.4	$(2.5)	$(1.8)	$(3.9)

Other comprehensive income before reclassifications	0.2	1.2	-	1.4
Amounts reclassified from accumulated other comprehensive income / (loss)	0.1	0.2	0.3	0.6
Net current period other comprehensive income	0.3	1.4	0.3	2.0

Balance March 31, 2013	$0.7	$(1.1)	$(1.5)	$(1.9)

3.  Regulatory Assets and Liabilities

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

Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected.

Regulatory assets and liabilities for DPL are as follows:

$ in millions	Type of Recovery (a)	Amortization through	At March 31, 2013	At December 31, 2012
Regulatory assets, current:
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	$6.6	$7.0
Fuel and purchased power recovery costs	C	Ongoing	11.4	14.1
Total regulatory assets, current			$18.0	$21.1

Regulatory assets, non-current:
Deferred recoverable income taxes	B/C	Ongoing	$34.3	$35.1
Pension benefits	C	Ongoing	87.3	88.9
Unamortized loss on reacquired debt	C	Ongoing	11.7	11.9
Regional transmission organization costs	D	2014	2.2	2.6
Deferred storm costs	D		24.7	24.4
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	3.4	5.2
Consumer education campaign	D		3.0	3.0
Retail settlement system costs	D		3.1	3.1
Other costs			4.6	4.7
Total regulatory assets, non-current			$180.9	$185.5

Regulatory liabilities, current:
Other			$-	$0.1
Total regulatory liabilities, current			$-	$0.1

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property			$113.6	$112.1
Postretirement benefits			4.8	5.0
Other			0.4	0.2
Total regulatory liabilities, non-current			$118.8	$117.3

(a)B – Balance has an offsetting liability resulting in no effect on rate base.

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

•

2011 – related to five major storms in 2011.  On December 21, 2012, DP&L filed a request with the PUCO for an accounting order to defer costs and a request for recovery of costs associated with these storms.  At March 31, 2013, DP&L believes the recovery of these costs is probable.

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

CCEM smart grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI.  On October 19, 2010, DP&L elected to withdraw its case pertaining to the Smart Grid and AMI programs.  The PUCO accepted the withdrawal in an order issued on January 5, 2011.  The PUCO also indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future.  We plan to file to recover these deferred costs in a future regulatory rate proceeding.  Based on PUCO precedent, we believe these costs are probable of future recovery in rates.

CCEM energy efficiency program costs represent costs incurred to develop and implement various new customer programs addressing energy efficiency.  These costs are being recovered through an energy efficiency rider that began July 1, 2009 and is subject to a two-year true-up for any over/under recovery of costs.

On April 29, 2011, DP&L filed to true-up the energy efficiency rider which was approved by the PUCO on October 18, 2011.  DP&L made its true-up filing on April 30, 2013.

Consumer education campaign represents costs for consumer education advertising regarding electric deregulation.  DP&L will be seeking recovery of these costs as part of our next distribution rate case filing at the PUCO.  The timing of such a filing has not yet been determined.

Retail settlement system costs represent costs to implement a retail settlement system that reconciles the energy a CRES supplier delivers to its customers with what its customers actually use.  Based on case precedent in other utilities’ cases, the costs are most likely recoverable through a future DP&L rate proceeding.

Other costs primarily include RPM capacity, other PJM and rate case costs and alternative energy costs that are being recovered or are expected to be recovered over various periods.

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

4.  Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities with certain other Ohio utilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on the energy taken.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of March 31, 2013,  DP&L had $39.0 million of construction work in process at such jointly owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned units and stations.

DP&L’s undivided ownership interest in such facilities as well as our wholly owned coal-fired Hutchings Station at March 31, 2013 is as follows:

	DP&L Share		DP&L Investment
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)

Beckjord Unit 6	50.0	207	$1	$1	$-	No
Conesville Unit 4	16.5	129	42	4	12	Yes
East Bend Station	31.0	186	8	3	3	Yes
Killen Station	67.0	402	301	4	9	Yes
Miami Fort Units 7 and 8	36.0	368	212	9	3	Yes
Stuart Station	35.0	808	202	7	10	Yes
Zimmer Station	28.1	365	169	15	2	Yes
Transmission (at varying percentages)		n/a	40	2	-
Total		2,465	$975	$45	$39

Wholly owned production station:

Hutchings Station	100.0	365	$-	$-	$-	No

Currently, our coal-fired generation units at Hutchings and Beckjord do not have SCR and FGD emission-control equipment installed.  DP&L owns 100% of the Hutchings Station and has a 50% interest in Beckjord Unit 6.  On July 15, 2011, Duke Energy, a co-owner at Beckjord Unit 6, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners to PJM of a planned June 1, 2015 deactivation of this station.  Beckjord Unit 6 was valued at zero at the Merger date.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated on June 1, 2013.  In addition, DP&L has notified PJM that the remaining coal-fired units at Hutchings Station will be deactivated on June 1, 2015.  The decision to deactivate these remaining coal-fired units has been made because these units are not equipped with the advanced environmental control technologies needed to comply with the MATS, and the expected cost of compliance with MATS for these units would exceed the expected return.  Additionally, conversion of the coal-fired units to natural gas was investigated, but the cost of investment exceeded the expected return.

DPL revalued DP&L’s investment in the above plants at the estimated fair value for each plant at the Merger date.

5.  Debt Obligations

Long-term debt

$ in millions	March 31, 2013	December 31, 2012

Pollution control series maturing in January 2028 - 4.7%	$36.1	$36.1
Pollution control series maturing in January 2034 - 4.8%	179.6	179.6
Pollution control series maturing in September 2036 - 4.8%	96.3	96.3
U.S. Government note maturing in February 2061 - 4.2%	18.3	18.3
Capital lease obligations	0.1	0.1
Total long-term debt at subsidiary	330.4	330.4

Bank term loan-maturing in August 2014 - variable rates: 2.46% - 2.47% and 2.22% - 2.47% (a)	425.0	425.0
Senior unsecured bonds maturing October 2016 - 6.5%	450.0	450.0
Senior unsecured bonds maturing October 2021 - 7.3%	800.0	800.0
Note to DPL Capital Trust II maturing in September 2031 - 8.125%	19.6	19.6
Total non-current portion - long-term debt - DPL	$2,025.0	$2,025.0

Current portion of long-term debt

$ in millions	March 31, 2013	December 31, 2012

First mortgage bonds maturing in October 2013 - 5.125%	$479.7	$484.5
Pollution control series maturing in November 2040 - variable rates: 0.10% - 0.16% and 0.04% - 0.26% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.2%	0.1	0.1
Capital lease obligations	0.3	0.3
Total current portion - long-term debt - DPL	$580.1	$584.9

(a)   Range of interest rates for the three months ended March 31, 2013 and the twelve months ended December 31, 2012, respectively.

At March 31, 2013, maturities of long-term debt, including capital lease obligations, are as follows:

$ in millions

Due within one year	$570.4
Due within two years	425.2
Due within three years	0.1
Due within four years	450.1
Due within five years	0.2
Thereafter	1,152.8
Total maturities	2,598.8

Unamortized premiums and discounts	6.3
Total long-term debt	$2,605.1

Premiums or discounts recognized at the Merger date are amortized over the remaining life of the debt using the effective interest method.

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit issued by JPMorgan Chase Bank, N.A.  This standby letter of credit facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  If the standby letter of credit expires, this would trigger a mandatory tender of all of the outstanding bonds, therefore, we have reflected these outstanding bonds as a current liability.  DP&L is currently working to refinance this standby letter of credit.  Though not yet finalized it is expected that the new facility will be for three to five years under terms that are substantially similar to those of the existing facility. We currently have secured all of the bank commitments necessary to extend this facility and intend to finalize the amendment during the second quarter of 2013.  Fees associated with this standby letter of credit facility were not material during the three months ended March 31, 2013 and 2012.

On April 20, 2010, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  The agreement provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.    This agreement, originally for a three year term expiring on April 20, 2013, was extended through May 31, 2013 by an amendment dated April 11, 2013.  DP&L had no outstanding borrowings under this credit facility at March 31, 2013 and December 31, 2012.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2013 and 2012.  This facility also contains a $50.0 million letter of credit sublimit.  As of March 31, 2013, DP&L had no outstanding letters of credit against this facility.

On August 24, 2011, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.    DP&L had no outstanding borrowings under this credit facility at March 31, 2013 and December 31, 2012.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2013 and 2012.  This facility also contains a $50.0 million letter of credit sublimit.  As of March 31, 2013, DP&L had no outstanding letters of credit against this facility.

Prior to the expiration of the DP&L amended revolving credit facility (that is now scheduled to expire on May 31, 2013) and in no case later than the end of the second quarter of 2013, DP&L intends to enter into a new $275.0 million to $350.0 million revolving credit facility and to extinguish both of the existing DP&L revolving credit facilities discussed above. It is expected that this new facility will have a three to five year term and an option to further increase the potential borrowing.  The terms and conditions of this new revolving credit facility have not been finalized, but it is expected that they will be substantially similar to those of the existing DP&L revolving credit facilities.  As of the date of filing of this quarterly report on Form 10-Q, DP&L has the bank commitments required to close the new DP&L revolving credit facility.

On March 1, 2011, DP&L completed the purchase of $18.7 million of electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base.  DP&L financed the acquisition of these assets with a note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

On August 24, 2011, DPL entered into a $125.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.  The size of the facility was reduced from $125.0 million to $75.0 million as part of an amendment dated October 19, 2012 that was negotiated between DPL and the syndicated bank group.  DPL had no outstanding borrowings under this credit facility at March 31, 2013 and December 31, 2012.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2013 and 2012.  This facility may also be used to issue letters of credit up to the $75.0 million limit.  As of March 31, 2013, DPL had no outstanding letters of credit against this facility.

On August 24, 2011, DPL entered into a $425.0 million unsecured term loan agreement with a syndicated bank group.  This agreement is for a three year term expiring on August 24, 2014.    DPL has borrowed the entire $425.0 million available under the facility at March 31, 2013 and December 31, 2012.  Fees associated with this term loan were not material during the three months ended March 31, 2013 and 2012.

Prior to the end of the second quarter, DPL intends to enter into a new $75.0 million to $150.0 million revolving credit facility and to extinguish the existing $75.0 million facility. It is expected that this new facility will have a three to five year term and an option to further increase the potential borrowing. Contemporaneously, DPL intends to refinance a portion of its $425.0 million term loan, and repay the balance of the currently outstanding term loan with cash.  The terms and conditions of this new revolving credit facility and new term loan have not been finalized, but it is expected they will be at market for these types of transactions.  As of the date of filing this quarterly report on Form 10-Q, DPL has secured all of the bank commitments required to close the new DPL revolving credit facility and the new DPL term loan.

DPL’s unsecured revolving credit agreement and DPL’s unsecured term loan each have two financial covenants, one of which was changed as part of amendments dated October 19, 2012, to the facilities negotiated between DPL and the syndicated bank groups.  The first financial covenant, originally a Total Debt to Capitalization ratio, was changed, effective September 30, 2012, to a Total Debt to EBITDA ratio.  The Total Debt to EBITDA ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters.

The second financial covenant is an EBITDA to Interest Expense ratio.  The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

The amendments, dated October 19, 2012, to the facilities negotiated between DPL and the syndicated bank groups, restrict dividend payments from DPL to AES and adjust the cost of borrowing under the facilities.

In connection with the closing of the Merger, DPL assumed $1,250.0 million of debt that Dolphin Subsidiary II, Inc., a subsidiary of AES, issued on October 3, 2011 to partially finance the Merger.  The $1,250.0 million was issued in two tranches.  The first tranche was $450.0 million of five year senior unsecured notes issued with a 6.50% coupon maturing on October 15, 2016.  The second tranche was $800.0 million of ten year senior unsecured notes issued with a 7.25% coupon maturing on October 15, 2021.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.  DP&L filed for approval to refinance the $470.0 million of first mortgage bonds maturing in October 2013 with the PUCO on April 12, 2013.  Subsequent to the receipt of this approval and no later than the end of the third quarter of 2013, DP&L intends to refinance these bonds.

6.  Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
DPL	23.2%	26.0%

Income tax expense for the three months ended March 31, 2013 and 2012 was calculated using the estimated annual effective income tax rates for 2013 and 2012 of 30.2% and 25.6%, respectively.  Management estimates the annual effective tax rate based on its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2013, DPL’s current period effective rate is less than the estimated annual effective rate due primarily to a favorable resolution of the 2008 IRS examination in the first quarter of 2013.  The decrease in the effective rate compared to the same period in 2012 is also primarily due to the resolution of the 2008 IRS examination.

Deferred tax liabilities for DPL increased by approximately $23.3 million during the three months ended March 31, 2013 primarily related to the resolution of the 2008 IRS examination.

The IRS began an examination of our 2008 Federal income tax return during the second quarter of 2010.  The results of the examination were approved by the Joint Committee on Taxation on January 18, 2013.  As a result of the examination, DPL received a refund of $19.9 million and recorded a $1.2 million reduction to income tax expense.

7.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three months ended March 31, 2013 or 2012.

The amounts presented in the following tables for pension include both the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost/(income) of the pension and postretirement benefit plans for the three months ended March 31, 2013 and 2012 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Three months ended March 31,	Three months ended March 31,	Three months ended March 31,	Three months ended March 31,
$ in millions	2013	2012	2013	2012
Service cost	$1.8	$1.5	$0.1	$0.1
Interest cost	3.9	4.3	0.2	0.3
Expected return on assets (a)	(5.9)	(5.7)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial loss / (gain)	1.2	1.2	(0.1)	(0.2)
Prior service cost	0.4	0.4	-	-
Net periodic benefit cost / (income)	$1.4	$1.7	$0.1	$0.1

 (a)   For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used. GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets for the 2013 and 2012 net periodic benefit cost was approximately $346.0 million and $336.0 million, respectively.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments and Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2013	$16.6	$1.7
2014	22.5	2.2
2015	23.0	2.0
2016	23.3	1.9
2017	23.7	1.7
2018 - 2022	124.4	6.8

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other methods exist.  The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at March 31, 2013 and December 31, 2012.  See also Note 9 for the fair values of our derivative instruments.

	At March 31,		At December 31,
	2013		2012
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money Market Funds	$0.2	$0.2	$0.2	$0.2
Equity Securities	4.0	5.7	4.0	5.1
Debt Securities	4.5	4.9	4.6	5.0
Multi-Strategy Fund	0.3	0.3	0.3	0.3
Total Assets	$9.0	$11.1	$9.1	$10.6

Liabilities
Debt	$2,605.1	$2,705.4	$2,609.9	$2,707.1

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Debt which is presented at amortized cost.

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

DPL had $1.2 million ($0.8 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2013 and $0.7 million ($0.5 million after tax) of unrealized gains immaterial unrealized losses in AOCI at December 31, 2012.

$0.1 million ($0.1 million after tax) of various investments were sold during the quarter to facilitate the distribution of benefits and the unrealized gains were reversed into earnings.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of March 31, 2013 and December 31, 2012.  These assets are part of the Master Trust.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of March 31, 2013, DPL did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit

$ in millions	Fair Value at March 31, 2013	Fair Value at December 31, 2012	Unfunded Commitments	Redemption Frequency

Money Market Fund (a)	$0.2	$0.2	$-	Immediate
Equity Securities (b)	5.7	5.1	-	Immediate
Debt Securities (c)	4.9	5.0	-	Immediate
Multi-Strategy Fund (d)	0.3	0.3	-	Immediate
Total	$11.1	$10.6	$-

(a)   This category includes investments in high-quality, short-term securities.  Investments in this category can be redeemed immediately at the current NAV.

(b)   This category includes investments in hedge funds representing an S&P 500 Index and the Morgan Stanley Capital International U.S. Small Cap 1750 Index.  Investments in this category can be redeemed immediately at the current NAV per unit.

(c)   This category includes investments in U.S. Treasury obligations and U.S. investment grade bonds.  Investments in this category can be redeemed immediately at the current NAV per unit.

(d)   This category includes investments in stocks, bonds and short-term investments in a mix of actively managed funds.  Investments in this category can be redeemed immediately at the current NAV per unit.

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

The fair value of assets and liabilities at March 31, 2013 and December 31, 2012 measured on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2013	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust Assets
Money Market Funds	$0.2	$0.2	$-	$-
Equity Securities	5.7	-	5.7	-
Debt Securities	4.9	-	4.9	-
Multi-Strategy Fund	0.3	-	0.3	-
Total Master Trust Assets	11.1	0.2	10.9	-

Derivative Assets
Heating Oil Futures	0.2	0.2	-	-
Forward Power Contracts	5.8	-	5.8	-
Total Derivative Assets	6.0	0.2	5.8	-

Total Assets	$17.1	$0.4	$16.7	$-

Liabilities
Derivative Liabilities
Interest Rate Hedge	$23.2	$-	$23.2	$-
Forward Power Contracts	23.3	-	23.3	-
Total Derivative Liabilities	46.5	-	46.5	-

Long-term Debt	2,705.4	-	2,686.6	18.8

Total Liabilities	$2,751.9	$-	$2,733.1	$18.8

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2012	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust Assets
Money Market Funds	$0.2	$0.2	$-	$-
Equity Securities	5.1	-	5.1	-
Debt Securities	5.0	-	5.0	-
Multi-Strategy Fund	0.3	-	0.3	-
Total Master Trust Assets	10.6	0.2	10.4	-

Derivative Assets
Heating Oil Futures	0.2	0.2	-	-
Forward Power Contracts	6.3	-	6.3	-
Total Derivative Assets	6.5	0.2	6.3	-

Total Assets	$17.1	$0.4	$16.7	$-

Liabilities
Derivative Liabilities
FTRs	$0.1	$-	$-	$0.1
Interest Rate Hedge	29.5	-	29.5	-
Forward Power Contracts	13.1	-	13.1	-
Total Derivative Liabilities	42.7	-	42.6	0.1

Long-term debt	2,707.1	-	2,688.2	18.9

Total Liabilities	$2,749.8	$-	$2,730.8	$19.0

We use the market approach to value our financial instruments.  Level 1 inputs are used for derivative contracts such as heating oil futures and for money market accounts that are considered cash equivalents.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as forward power contracts and forward NYMEX-quality coal contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include:  open-ended mutual funds that are in the Master Trust, which are valued using the end of day NAV per unit; and interest rate hedges, which use observable inputs to populate a pricing model.  Financial transmission rights are considered a Level 3 input because the monthly auctions are considered inactive.

Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Our long-term leases and the Wright-Patterson Air Force Base loan are not publicly traded.  Fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.  Additional Level 3 disclosures are not presented since debt is not recorded at fair value.

Approximately 99% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  Additions to AROs were not material during the three months ended March 31, 2013 and 2012.

Cash Equivalents

DPL had $175.0 million and $130.0 million in money market funds classified as cash and cash equivalents in its Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively.  The money market funds have quoted prices that are generally equivalent to par and are considered Level 1.

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

At March 31, 2013, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	2.8	-	2.8
Heating Oil Futures	Mark to Market	Gallons	1,890.0	-	1,890.0
Forward Power Contracts	Cash Flow Hedge	MWh	842.6	(2,040.9)	(1,198.3)
Forward Power Contracts	Mark to Market	MWh	2,221.4	(7,069.8)	(4,848.4)
Interest Rate Swaps	Cash Flow Hedge	USD	$160,000.0	$-	$160,000.0

At December 31, 2012, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	6.9	-	6.9
Heating Oil Futures	Mark to Market	Gallons	1,764.0	-	1,764.0
Forward Power Contracts	Cash Flow Hedge	MWh	1,021.0	(2,197.9)	(1,176.9)
Forward Power Contracts	Mark to Market	MWh	2,510.7	(4,760.4)	(2,249.7)
Interest Rate Swaps	Cash Flow Hedge	USD	$160,000.0	$-	$160,000.0

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge  transactions.  The fair value of cash flow hedges is determined by observable market prices available as of the balance sheet dates and will continue to fluctuate with changes in market prices up to contract expiration.  The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring.  The ineffective portion of the cash flow hedge is recognized in earnings in the current period.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.

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

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2013 and 2012:

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(3.0)	$0.5	$0.3	$(0.8)

Net gains / (losses) associated with current period hedging transactions	(2.9)	4.1	(1.5)	9.1

Net gains reclassified to earnings
Interest Expense	-	-	-	0.2
Revenues	(0.3)	-	(1.2)	-
Purchased Power	0.5	-	0.1	-

Ending accumulated derivative gain / (loss) in AOCI	$(5.7)	$4.6	$(2.3)	$8.5

Net gains / (losses) associated with the ineffective portion of the hedging transaction:

Interest Expense	$-	$-	$-	$(1.6)
Revenues	$-	$-	$-	$-
Purchased Power	$-	$-	$-	$-

Portion expected to be reclassified to earnings in the next twelve months (a)	$9.9	$-

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21	5

(a)   The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under FASC Topic 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Consolidated Statements of Results of Operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery or net settled with the counterparty.  FTRs, heating oil futures, forward NYMEX-quality coal contracts and certain forward power contracts are currently marked to market.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP.  Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Consolidated Statements of Results of Operations on an accrual basis.

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

The following tables show the amount and classification within the Condensed Consolidated Statements of Results of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013
	NYMEX
$ in millions	Coal	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$-	$-	$-	$(16.5)	$(16.5)
Realized gain / (loss)	-	-	0.5	0.4	0.9
Total	$-	$-	$0.5	$(16.1)	$(15.6)

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$-	$-	$-	$-	$-
Regulatory (asset) / liability	-	-	-	-	-

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	-	-
Purchased Power	-	-	0.5	(16.1)	(15.6)
Fuel	-	-	-	-	-
O&M	-	-	-	-	-
Total	$-	$-	$0.5	$(16.1)	$(15.6)

For the three months ended March 31, 2012
	NYMEX
$ in millions	Coal	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$(7.8)	$(0.1)	$(0.1)	$1.4	$(6.6)
Realized gain / (loss)	(5.0)	0.9	(0.2)	(2.3)	(6.6)
Total	$(12.8)	$0.8	$(0.3)	$(0.9)	$(13.2)

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$(3.5)	$-	$-	$-	$(3.5)
Regulatory (asset) / liability	(1.1)	0.1	-	-	(1.0)

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	3.4	3.4
Purchased Power	-	-	(0.3)	(4.3)	(4.6)
Fuel	(8.2)	0.6	-	-	(7.6)
O&M	-	0.1	-	-	0.1
Total	$(12.8)	$0.8	$(0.3)	$(0.9)	$(13.2)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.  The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged.  The following table shows the fair value and balance sheet classification of DPL’s derivative instruments at March 31, 2013:

Fair Values of Derivative Instruments
at March 31, 2013
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral Received	Net Amount
Assets
Short-term Derivative Positions (presented in Other Current Assets)
Forward Power Contracts	Cash Flow	$0.2	$(0.1)	$-	$0.1
Forward Power Contracts	MTM	4.5	(3.8)	-	0.7
Heating Oil Futures	MTM	0.2	-	(0.2)	-

Long-term Derivative Positions (presented in Other Deferred Assets)
Forward Power Contracts	MTM	1.1	(0.6)	-	0.5

Total assets		$6.0	$(4.5)	$(0.2)	$1.3

Liabilities
Short-term Derivative Positions (presented in Other Current Liabilities)
Forward Power Contracts	Cash Flow	$8.9	$(0.1)	$(6.2)	$2.6
Interest Rate Hedge	Cash Flow	23.2	-	-	23.2
Forward Power Contracts	MTM	9.9	(3.8)	(5.5)	0.6

Long-term Derivative Positions (presented in Other Deferred Liabilities)
Forward Power Contracts	Cash Flow	1.9	-	(1.1)	0.8
Forward Power Contracts	MTM	2.6	(0.6)	(1.5)	0.5

Total liabilities		$46.5	$(4.5)	$(14.3)	$27.7

As of March 31, 2013, the table above includes Forward Power Contracts in a short-term asset position of $4.7 million and a long-term asset position of $1.1 million.  This table does not include an asset position of $5.8 million of Forward Power Contracts that had been, but no longer need to be, accounted for as derivatives at fair value that are to be amortized to earnings over the remaining term of the associated forward contracts.

The following table shows the fair value and balance sheet classification of DPL’s derivative instruments at December 31, 2012:

Fair Values of Derivative Instruments Not Designated as Hedging Instruments
at December 31, 2012
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral Received	Net Amount
Assets
Short-term Derivative Positions (presented in Other Current Assets)
Forward Power Contracts	Cash Flow	$0.5	$(0.5)	$-	$-
Forward Power Contracts	MTM	2.7	(1.5)	-	1.2
Heating Oil Futures	MTM	0.2	-	(0.2)	-

Long-term Derivative Positions (presented in Other Deferred Assets)
Forward Power Contracts	Cash Flow	0.5	(0.5)	-	-
Forward Power Contracts	MTM	3.6	(0.6)	-	3.0

Total assets		$7.5	$(3.1)	$(0.2)	$4.2

Liabilities
Short-term Derivative Positions (presented in Other Current Liabilities)
Forward Power Contracts	Cash Flow	$6.7	$(0.5)	$(2.1)	$4.1
Interest Rate Hedge	Cash Flow	29.5	-	-	29.5
FTRs	MTM	0.1	-	-	0.1
Forward Power Contracts	MTM	4.1	(1.5)	(2.0)	0.6

Long-term Derivative Positions (presented in Other Deferred Liabilities)
Forward Power Contracts	Cash Flow	1.5	(0.5)	(0.9)	0.1
Forward Power Contracts	MTM	0.8	(0.6)	(0.1)	0.1

Total liabilities		$42.7	$(3.1)	$(5.1)	$34.5

As of December 31, 2012, the table above includes Forward power contracts in a short-term asset position of $2.7 million and a long-term asset position of $3.6 million.  This table does not include a short-term asset position of $7.2 million or a long-term asset position of $1.0 million of Forward power contracts that had been, but no longer need to be, accounted for as derivatives at fair value that are to be amortized to earnings over the remaining term of the associated forward contracts.

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

The aggregate fair value of DPL’s commodity derivative instruments that are in a MTM loss position at March 31, 2013 is $23.3 million.  This amount is offset by $14.3 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $4.5 million.  If our counterparties were to call for collateral, we could have to post collateral for the remaining $4.5 million.

10.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. – Guarantees

In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE and DPLER and DPLER’s wholly owned subsidiary, MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.

At March 31, 2013,  DPL  had $18.0 million of guarantees to third parties for future financial or performance assurance under such agreements, including $17.7 million of guarantees on behalf of DPLE and DPLER and $0.3 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice within a certain time to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $0.8 million at March 31, 2013.

To date, DPL has not incurred any losses related to the guarantees of DPLE’s, DPLER’s and MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s, DPLER’s and MC Squared’s obligations.

Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of March 31, 2013, DP&L could be responsible for the repayment of 4.9%, or $77.9 million, of a $1,588.8 million debt obligation that features maturities from 2018 to 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2013, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2012.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2013, cannot be reasonably determined.

Environmental Matters

DPL’s,  DP&L’s and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for environmental losses that are probable of occurring and can be reasonably estimated.  At March 31, 2013, we have reserves of approximately $3.1 million for environmental matters.  We evaluate the potential liability related to probable losses arising from environmental matters quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial position or cash flows.

We have several pending environmental matters associated with our electric generating units and stations.  Some of these matters could have material adverse effects on the operation of the units and stations; especially those that do not have SCR and FGD equipment installed to further control certain emissions.  Currently,

Hutchings and Beckjord are our only coal-fired generating units or stations that do not have this equipment installed.  DP&L owns 100% of the Hutchings Station and a 50% interest in Beckjord Unit 6.

On July 15, 2011, Duke Energy, a co-owner at Beckjord Unit 6, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our commonly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners of Beckjord 6 to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this unit.  We do not believe that any additional accruals are needed as a result of this decision.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated June 1, 2013.  In addition, DP&L has notified PJM that the remaining Hutchings units will be deactivated June 1, 2015.  We do not believe that any additional accruals are needed related to the Hutchings Station.

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

Cross-State Air Pollution Rule

The USEPA promulgated CAIR on March 10, 2005, which required allowance surrender for SO2 and NOx emissions from existing electric generating stations located in 27 eastern states, including Ohio, and the District of Columbia.  CAIR contemplated two implementation phases.  The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively.  A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015.  To implement the required emission reductions for this rule, the states were to establish emission allowance based “cap-and-trade” programs.  CAIR was subsequently challenged in federal court, and on July 11, 2008, the United States Court of Appeals for the D.C. Circuit issued an opinion striking down much of CAIR and remanding it to the USEPA.

In response to the D.C. Circuit's opinion, on July 7, 2011, the USEPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” in these 27 States,  which is now referred to as CSAPR.  Starting in 2012, CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources in these 27 states, such as power stations.  Once fully implemented in 2014, the rule would have required additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels.  Many states, utilities and other affected parties filed petitions for review, challenging CSAPR before the U.S. Court of Appeals for the District of Columbia.  A large subset of the petitioners also sought a stay of CSAPR. On December 30, 2011, the D.C. Circuit granted a stay of CSAPR and directed the USEPA to continue administering CAIR. On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated CSAPR, ruling that the USEPA overstepped its regulatory authority by requiring states to make reductions beyond the levels required in the CAA and failed to provide states an initial opportunity to adopt their own measures for achieving federal compliance.  As a result of this ruling, the surviving provisions of CAIR will continue to serve as the governing program until the USEPA takes further action or the U.S. Congress intervenes.  Assuming that the USEPA promulgates a replacement interstate transport rule addressing the D.C. Circuit Court’s ruling, we believe companies will have three years from the date of promulgation before they would be required to comply.  At this time, it is not possible to predict the details of such a replacement transport rule or what impacts it may have on our consolidated financial position, results of operations or cash flows. On October 5, 2012, the USEPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing by all of the judges of the D.C. Circuit Court of the case pursuant to which the three-judge panel ruled that CSAPR be vacated.  On January 24, 2013, the D.C. Circuit Court denied this petition for rehearing.  Therefore, CAIR currently remains in effect.  On March 19, 2013, the USEPA and several environmental groups filed two petitions for review of the D.C. Circuit Court’s decision with the U.S. Supreme Court.  If CSAPR were to be reinstated in its current form, we would not expect any material capital costs for DP&L’s units or stations, assuming Beckjord Unit 6 and Hutchings Station will not operate on coal in 2015 due to implementation of MATS.  Because we cannot predict the final outcome of any replacement interstate transport rulemaking, we cannot predict its financial impact on DP&L’s operations.

Mercury and Other Hazardous Air Pollutants

On May 3, 2011, the USEPA published proposed Maximum Achievable Control Technology (MACT) standards for coal- and oil-fired EGUs.  The standards include new requirements for emissions of mercury and a number of other heavy metals.  The USEPA Administrator signed the final rule, now called MATS, on December 16, 2011, and the rule was published in the Federal Register on February 16, 2012.  An additional portion of MATS imposing emissions limits on and requiring pollution control technology at new coal and oil-fueled power plants was finalized on March 28, 2013.  Our affected EGUs will have to come into compliance with MATS by April 16, 2015.  DP&L is evaluating the costs that may be incurred to comply with MATS; however, MATS could have a material adverse effect on our operations and result in material compliance costs.

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers, and process heaters at major and area source facilities.  The final rule was published in the Federal Register on March 21, 2011.  This rule affects seven auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The regulations contain emissions limitations, operating limitations and other requirements.  In December 2011, the USEPA proposed additional changes to this rule.  On December 21, 2012, the Administrator of the USEPA signed the final rule and it was published in the Federal Register on January 31, 2013.  Compliance costs are currently not expected to be material to DP&L’s operations.

National Ambient Air Quality Standards

On January 5, 2005, the USEPA published its final non-attainment designations for the National Ambient Air Quality Standard (NAAQS) for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On December 31, 2012, the USEPA redesignated Adams County, where Stuart and Killen are located, to attainment status.  This status may be temporary, as on December 12, 2012, the USEPA tightened the PM 2.5 standard to 12.0 micrograms per cubic meter.  This will begin a process of redesignations during 2014.  We cannot predict the effect the revisions to the PM 2.5 standard will have on DP&L’s financial position or results of operations.

On September 16, 2009, the USEPA announced that it would reconsider the 2008 national ground level ozone standard.  On September 2, 2011, the USEPA decided to postpone their revisiting of this standard until 2013.  DP&L cannot determine the effect of revisions to the ozone standard, if any, on its operations.  The USEPA is required to review the ozone standard in 2013 and is likely to propose a more stringent standard.

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

Carbon Dioxide and Other Greenhouse Gas Emissions

In response to a U.S. Supreme Court decision that the USEPA has the authority to regulate CO2 emissions from motor vehicles, the USEPA made a finding that CO2 and certain other GHGs are pollutants under the CAA.  Subsequently, under the CAA, the USEPA determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  This finding became effective in January 2010.  On April 1, 2010, the USEPA signed the “Light-Duty Vehicle Greenhouse Gas Emission Standards and Corporate Average Fuel Economy Standards” rule.  Under the USEPA’s view, this is the final action that renders CO2 and other GHGs “regulated air pollutants” under the CAA.

Under the USEPA regulations finalized in May 2010 (referred to as the “Tailoring Rule”), the USEPA began regulating GHG emissions from certain stationary sources in January 2011.  The Tailoring Rule sets forth criteria for determining which facilities are required to obtain permits for their GHG emissions pursuant to the CAA Prevention of Significant Deterioration and Title V operating permit programs.  Under the Tailoring Rule, permitting requirements are being phased in through successive steps that may expand the scope of covered sources over time.  The USEPA has issued guidance on what the best available control technology entails for the control of GHGs and individual states are required to determine what controls are required for facilities on a case-by-case basis.  Various industry groups and states petitioned the U.S. Supreme Court to review the D.C.

Circuit Court’s recent decision to uphold the USEPA’s endangerment finding, its April 2010 GHG rule and the Tailoring Rule.  We cannot predict the outcome of this petition.  The ultimate impact of the Tailoring Rule to DP&L cannot be determined at this time, but the cost of compliance could be material.

On April 13, 2012, the USEPA published its proposed GHG standards for new EGUs under CAA subsection 111(b), which would require certain new EGUs to meet a standard of 1,000 pounds of CO2 per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation.  The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive CO2 emission control technology to meet the standard.  Furthermore, the USEPA may propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d).  These latter rules may focus on energy efficiency improvements at electric generating stations.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

Approximately 97% of the energy we produce is generated by coal.  DP&L’s share of CO2  emissions at generating units and stations we own and co-own is approximately 14 million tons annually.  Further GHG legislation or regulation finalized at a future date could have a significant effect on DP&L’s operations and costs, which could adversely affect our net income, cash flows and financial position.  However, due to the uncertainty associated with such legislation or regulation, we cannot predict the final outcome or the financial impact that such legislation or regulation may have on DP&L.

Litigation, Notices of Violation and Other Matters Related to Air Quality

Litigation Involving Co-Owned Stations

On June 20, 2011, the U.S. Supreme Court ruled that the USEPA’s regulation of GHGs under the CAA displaced any right that plaintiffs may have had to seek similar regulation through federal common law litigation in the court system.  Although we were not named as a party to these lawsuits, DP&L is a co-owner of coal-fired stations with Duke Energy and AEP (or their subsidiaries) that could have been affected by the outcome of these lawsuits or similar suits that may have been filed against other electric power companies, including DP&L.  Because the issue was not squarely before it, the U.S. Supreme Court did not rule against the portion of plaintiffs’ original suits that sought relief under state law.

As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DP&L and the other owners of the Stuart Station are subject to certain specified emission targets related to NOx, SO2 and particulate matter.  The consent decree also includes commitments for energy efficiency and renewable energy activities.  An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during malfunctions.  Continued compliance with the consent decree, as amended, is not expected to have a material effect on DP&L’s results of operations, financial position or cash flows in the future.

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

In June 2000, the USEPA issued an NOV to the DP&L-operated Stuart Station (co-owned by DP&L, Duke Energy and Ohio Power) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest, including the NOVs noted in the paragraph above.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

On March 13, 2008, Duke Energy, the operator of the Zimmer Station, received an NOV and a Finding of Violation (FOV) from the USEPA alleging violations of the CAA, the Ohio SIP and air permits for the station in areas including SO2, opacity and increased heat input. A second NOV and FOV with similar allegations were received by Duke Energy on November 4, 2010.  Also in 2010, the USEPA issued an NOV to Zimmer for excess emissions.  DP&L is a co-owner of the Zimmer Station and could be affected by the eventual resolution of these matters.  Duke Energy is expected to act on behalf of itself and the co-owners with respect to these matters.  DP&L is unable to predict the outcome of these matters.

Notices of Violation Involving Wholly Owned Stations

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the Hutchings Station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA, the U.S. Department of Justice and Ohio EPA.  On November 18, 2009, the USEPA issued an NOV to DP&L for alleged NSR violations of the CAA at the Hutchings Station relating to capital projects performed in 2001 involving Unit 3 and Unit 6.  DP&L does not believe that the projects described in the November 2009 NOV were modifications subject to NSR.  DP&L is engaged in discussions with the USEPA and Justice Department to resolve each of these matters, but DP&L is unable to determine the timing, costs or method by which these matters may be resolved.  The Ohio EPA is kept apprised of these discussions.

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, which were published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  In July 2012, the USEPA announced that the final rules will be released in June 2013.  We do not yet know the impact these proposed rules, when finalized, will have on our operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, we submitted an application for the renewal of the Stuart Station NPDES permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in a thermal discharge study completed during the previous permit term.  Subsequently, DP&L and the Ohio EPA reached an agreement to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  The Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA does not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit will pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit would require DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, Ohio EPA issued a final permit.  On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission.  Depending on the outcome of the appeals process, the effects could be material on DP&L’s operations.

In September 2009, the USEPA announced that it will be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  On April 19, 2013,  the USEPA announced a proposed new rule regulating discharge of pollutants from various waste streams associated with steam EGUs.  A 60 day comment period will be triggered once the proposal is published in the Federal Register.  At present, DP&L is reviewing the proposed rule and is currently unable to predict the impact this rulemaking will have on its operations.

In August 2012, DP&L submitted an application for the renewal of the Killen Station NPDES permit which expired in January 2013.  At present, the outcome of this proceeding is not known.

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the Stuart Station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns including entering into settlement discussions with the USEPA, although they have not issued any formal NOV.  On March 28, 2013, DP&L received a proposed Administrative Order from the USEPA which is currently under review by DP&L management.  This proposed order may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  However, on August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012.  On February 8, 2013, the Court granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by PRP group in their performing a Remediation Investigation and Feasibility Study.  That summary judgment ruling was appealed on March 4, 2013 and the appeal is pending.  DP&L is unable to predict the outcome of the appeal.  Additionally, the Court’s ruling does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

Beginning in mid-2012, the USEPA began investigating whether explosive or other dangerous conditions exist under structures located at or near the South Dayton Dump landfill site.  In October 2012, DP&L received a request from the PRP group’s consultant to conduct additional soil and groundwater sampling on DP&L’s service center property.  After informal discussions with the USEPA, DP&L complied with this sampling request and the sampling was conducted in February 2013.  On February 28, 2013, the plaintiff’s group referenced above entered into an Administrative Settlement Agreement Consent Order (ASACO) that establishes procedures for further sub-slab testing under structures at the South Dayton Dump landfill site and remediation of vapor intrusion issues relating to trichloroethylene (TCE), percholorethylene (PCE), and methane.  On April 16, 2013, the plaintiff’s group filed a new complaint against DP&L and approximately 25 other defendants alleging that they share liability for these costs.  DP&L will oppose the allegations that it bears any responsibility under the February 2013 ASACO and will actively oppose any attempt that the plaintiffs group may have to expand the scope of the new complaint to resurrect issues dismissed by the Court in February 2013 under the first complaint.

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

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls

(PCBs).  While this reassessment is in the early stages and the USEPA is seeking information from potentially affected parties on how it should proceed, the outcome may have a material effect on DP&L.  While the USEPA had indicated that the official release date for a proposed rule would be sometime in April 2013, it will likely be delayed until late 2013 or early 2014.  At present, DP&L is unable to predict the impact this initiative will have on its operations.

Regulation of Ash Ponds

In March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and Stuart Stations.  Subsequently, the USEPA collected similar information for the Hutchings Station.

In August 2010, the USEPA conducted an inspection of the Hutchings Station ash ponds.  In June 2011, the USEPA issued a final report from the inspection including recommendations relative to the Hutchings Station ash ponds.  DP&L is unable to predict whether there will be additional USEPA action relative to DP&L’s proposed plan to address these recommendations or the effect on our operations that might arise under a different plan.

In June 2011, the USEPA conducted an inspection of the Killen Station ash ponds.  In May 2012, we received a draft report on the inspection.  DP&L submitted comments on the draft report in June 2012.  On March 14, 2013, DP&L received the final report on the inspection of the Killen Station ash pond inspection from the USEPA which included recommended actions.  DP&L is reviewing the final report and will submit a response to the USEPA.  There were no material compliance requirements included in the report.

There has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  Litigation has been filed by several groups seeking a court-ordered deadline for the issuance of a final rule which the USEPA has opposed.  At present, the timing for a final rule regulating coal combustion byproducts cannot be determined, but the USEPA has stated possibly by 2014.  If coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse effect on its operations.

Notice of Violation Involving Co-Owned Units

On September 9, 2011, DP&L received an NOV from the USEPA with respect to its co-owned Stuart Station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act NPDES permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial position or cash flow.

Legal and Other Matters

In February 2007, DP&L filed a lawsuit in the United States District Court for the Southern District of Ohio against Appalachian Fuels, LLC (“Appalachian”) seeking damages incurred due to Appalachian’s failure to supply approximately 1.5 million tons of coal to two commonly owned stations under a coal supply agreement, of which approximately 570 thousand tons was DP&L’s share.  DP&L obtained replacement coal to meet its needs.  Appalachian has denied liability, and is currently in federal bankruptcy proceedings in which DP&L is participating as an unsecured creditor.  DP&L is unable to determine the ultimate resolution of this matter.  DP&L has not recorded any assets relating to possible recovery of costs in this lawsuit.

11.  Business Segments

DPL operates through two segments consisting of the operations of two of its wholly owned subsidiaries, DP&L (Utility segment) and DPLER, including the results of DPLER’s wholly owned subsidiary, MC Squared (Competitive Retail segment).  This is how we view our business and make decisions on how to allocate resources and evaluate performance.

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for the segment’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 514,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 247,000 customers located throughout Ohio and in Illinois.  This number includes 137,000 customers in Northern Illinois of MC Squared, a Chicago-based retail electricity supplier, which was acquired by DPLER in February 2011.  Due to increased competition in Ohio, since 2010 we have increased the number of employees and resources assigned to manage the Competitive Retail segment and increased its marketing to customers.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  The majority of intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

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

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

For the three months ended March 31, 2013
Revenues from external customers	$271.8	$117.3	$5.5	$-	$394.6
Intersegment revenues	104.7	-	0.9	(105.6)	-
Total revenues	376.5	117.3	6.4	(105.6)	394.6

Fuel	88.1	-	0.5	-	88.6
Purchased power	94.1	105.7	0.2	(104.7)	95.3
Amortization of intangibles	-	-	1.8	-	1.8

Gross margin	$194.3	$11.6	$3.9	$(0.9)	$208.9

Depreciation and amortization	$33.6	$0.1	$(1.9)	$-	$31.8
Interest expense	9.3	0.2	21.2	(0.2)	30.5
Income tax expense (benefit)	9.6	0.9	(4.5)	-	6.0
Net income / (loss)	30.2	1.6	(11.9)	-	19.9

Cash capital expenditures	33.6	-	0.2	-	33.8

At March 31, 2013
Total assets	$3,439.6	$95.8	$738.9	$-	$4,274.3

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

For the three months ended March 31, 2012
Revenues from external customers	$312.8	$112.1	$9.1	$-	$434.0
Intersegment revenues	86.8	-	0.9	(87.7)	-
Total revenues	399.6	112.1	10.0	(87.7)	434.0

Fuel	95.6	-	1.8	-	97.4
Purchased power	84.9	96.7	-	(86.8)	94.8
Amortization of intangibles	-	-	27.8	-	27.8

Gross margin	$219.1	$15.4	$(19.6)	$(0.9)	$214.0

Depreciation and amortization	$34.7	$0.2	$(3.5)	$-	$31.4
Interest expense	9.6	0.2	20.0	(0.2)	29.6
Income tax expense (benefit)	17.3	3.4	(13.0)	-	7.7
Net income / (loss)	38.1	6.0	(22.4)	-	21.7

Cash capital expenditures	53.2	0.4	0.4	-	54.0

At December 31, 2012
Total assets	$3,464.2	$99.2	$683.9	$-	$4,247.3

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF RESULTS OF OPERATIONS

	Three months ended March 31,
$ in millions	2013	2012

Revenues	$376.5	$399.6

Cost of revenues:
Fuel	88.1	95.6
Purchased power	94.1	84.9
Total cost of revenues	182.2	180.5

Gross margin	194.3	219.1

Operating expenses:
Operation and maintenance	91.3	99.2
Depreciation and amortization	33.6	34.7
General taxes	19.8	20.2
Total operating expenses	144.7	154.1

Operating income	49.6	65.0

Other income / (expense), net:
Investment income	0.1	0.1
Interest expense	(9.3)	(9.6)
Other expense	(0.6)	(0.1)
Total other income / (expense), net	(9.8)	(9.6)

Earnings before income taxes	39.8	55.4
Income tax expense	9.6	17.3

Net income	30.2	38.1
Dividends on preferred stock	0.2	0.2

Earnings on common stock	$30.0	$37.9

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
$ in millions	2013	2012

Net income	$30.2	$38.1

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $(0.2) and $(0.2) for each respective period	0.2	0.4
Reclassification to earnings, net of income tax expense of $0.0 and $0.0 for each respective period	0.1	-
Total change in fair value of available-for-sale securities	0.3	0.4

Derivative activity:
Change in derivative fair value, net of income tax benefit of $1.4 and $0.8 for each respective period	(2.6)	(1.5)
Reclassification to earnings, net of income tax benefit of $0.2 and $0.6 for each respective period	(0.2)	(1.7)
Total change in fair value of derivatives	(2.8)	(3.2)

Pension and postretirement activity:
Prior service cost for the period net of income tax expense of $(0.5) and $0.0, for each respective period	0.9	-
Reclassification to earnings, net of income tax expense of $0.0 and $(0.7) for each respective period	-	1.1
Total change in unfunded pension obligation	0.9	1.1

Other comprehensive loss	(1.6)	(1.7)

Net comprehensive income	$28.6	$36.4

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
$ in millions	2013	2012
Cash flows from operating activities:
Net income	$30.2	$38.1
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation and amortization	33.6	34.7
Deferred income taxes	22.9	(2.4)
Changes in certain assets and liabilities:
Accounts receivable	13.2	(0.6)
Inventories	(4.3)	(2.0)
Taxes applicable to subsequent years	16.7	21.5
Deferred regulatory costs, net	3.6	7.1
Accounts payable	2.7	(2.2)
Accrued taxes payable	(25.3)	(15.0)
Accrued interest payable	2.3	7.5
Pension, retiree, and other benefits	3.2	2.1
Unamortized investment tax credit	(0.6)	(0.6)
Other	3.6	10.8
Net cash from operating activities	101.8	99.0

Cash flows from investing activities:
Capital expenditures	(33.6)	(53.2)
Purchase of renewable energy credits	(0.5)	(0.7)
Increase in restricted cash	(12.7)	(8.7)
Net cash used for investing activities	(46.8)	(62.6)

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (cont.)

	Three months ended March 31,
$ in millions	2013	2012
Net cash from financing activities:
Dividends paid on common stock to parent	(55.0)	(45.0)
Dividends paid on preferred stock	(0.2)	(0.2)
Net cash from financing activities	(55.2)	(45.2)

Cash and cash equivalents:
Net change	(0.2)	(8.8)
Balance at beginning of period	28.5	32.2
Cash and cash equivalents at end of period	$28.3	$23.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$7.9	$2.4
Income taxes paid, net	$(20.0)	$6.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.6	$24.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	At	At
	March 31,	December 31,
$ in millions	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$28.3	$28.5
Restricted cash	23.4	10.7
Accounts receivable, net (Note 2)	148.2	160.0
Inventories (Note 2)	113.2	108.9
Taxes applicable to subsequent years	50.0	66.7
Regulatory assets, current (Note 3)	16.6	18.3
Other prepayments and current assets	34.9	33.0
Total current assets	414.6	426.1

Property, plant & equipment:
Property, plant & equipment	5,270.6	5,249.0
Less: Accumulated depreciation and amortization	(2,525.2)	(2,516.3)
	2,745.4	2,732.7

Construction work in process	70.4	87.8
Total net property, plant & equipment	2,815.8	2,820.5

Other noncurrent assets:
Regulatory assets, non-current (Note 3)	180.9	185.5
Intangible assets, net of amortization	9.4	9.0
Other deferred assets	18.9	23.1
Total other noncurrent assets	209.2	217.6

Total assets	$3,439.6	$3,464.2

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	At	At
	March 31,	December 31,
$ in millions	2013	2012

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current portion - long-term debt (Note 5)	$570.4	$570.4
Accounts payable	76.7	79.1
Accrued taxes	66.9	92.2
Accrued interest	15.4	13.1
Customer security deposits	33.9	35.2
Regulatory liabilities, current (Note 3)	-	0.1
Other current liabilities	56.0	52.1
Total current liabilities	819.3	842.2

Noncurrent liabilities:
Long-term debt (Note 5)	332.7	332.7
Deferred taxes (Note 6)	673.3	652.0
Taxes payable	66.0	66.0
Regulatory liabilities, non-current (Note 3)	118.8	117.3
Pension, retiree and other benefits	63.2	61.6
Unamortized investment tax credit	26.8	27.4
Other deferred credits	44.0	43.0
Total noncurrent liabilities	1,324.8	1,300.0

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	803.3	803.2
Accumulated other comprehensive loss	(40.3)	(38.7)
Retained earnings	509.2	534.2
Total common shareholder's equity	1,272.6	1,299.1

Total liabilities and shareholder's equity	$3,439.6	$3,464.2

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

DP&L employed 1,412 people as of March 31, 2013.  Approximately 55% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

Financial Statement Presentation

DP&L does not have any subsidiaries.  DP&L has undivided ownership interests in seven electric generating facilities and numerous transmission facilities which are included in the financial statements at amortized cost.  Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Statement of Operations.  See Note 4 for more information.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2012.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2013; our results of operations for the three months ended March 31, 2013 and 2012 and our cash flows for the three months ended March 31, 2013 and 2012.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including but not limited to, seasonal weather variations, the timing of outages of electric generating units, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2013 may not be indicative of our results that will be realized for the full year ending December 31, 2013.

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

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property including unregulated generation property, cost is similarly defined except financing costs are reflected as capitalized interest without an equity component.

Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.  The total of AFUDC and capitalized interest was $0.3 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Intangibles

Intangibles consist of emission allowances and renewable energy credits.  Emission allowances are carried on a first-in, first-out (FIFO) basis for purchased emission allowances.  Net gains or losses on the sale of excess emission allowances, representing the difference between the sales proceeds and the carrying value of emission allowances, are recorded as a component of our fuel costs and are reflected in Operating income when realized.  Emission allowances are amortized as they are used in our operations.  Renewable energy credits are amortized as they are used or retired.  During the three months ended March 31, 2013 and 2012, DP&L had no gains from the sale of emission allowances.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  These taxes are accounted for on a net basis and are recorded as a reduction in revenues.  The amounts for the three months ended March 31, 2013 and 2012 were $13.4 million and $12.9 million, respectively.

Related Party Transactions

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL.  The following table provides a summary of these transactions:

	Three months ended
	March 31,
	2013	2012
DP&L Revenues:
Sales to DPLER (a)	$78.7	$83.0
Sales to MC Squared	$25.6	$-

DP&L Operations and Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.7)	$(0.6)
Expense recoveries for services provided to DPLER (c)	$1.1	$0.9

DP&L Customer security deposits:
Deposits received from DPLER (d)	$19.2	$-

 (a)   DP&L sells power to DPLER to satisfy the electric requirements of DPLER’s retail customers.  The revenue dollars associated with sales to DPLER are recorded as wholesale revenues in DP&L’s Financial Statements. The decrease in DP&L’s sales to DPLER during the three months ended March 31, 2013, compared to the three months ended March 31, 2012, is primarily due to the transfer price for the current customer base being lower than the previous year’s transfer price.  The increase in DP&L’s sales to MC Squared during the three months ended March 31, 2013, compared to the three months ended March 31, 2012, is a result of these sales beginning in September 2012.

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

Recently Issued Accounting Standards

Offsetting Assets and Liabilities

The FASB recently issued ASU 2013-01 “Scope Clarification of Disclosures about Offsetting Assets and Liabilities” to limit the scope of ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions.  This ASU became effective for annual and interim periods beginning on or after January 1, 2013.  The FASB clarified that the disclosures were not intended to include trade receivables and other contracts for financial instruments that may be subject to a master netting arrangement.  We adopted this rule which resulted in enhanced disclosures.  This did not have a material effect on our overall results of operations, financial position or cash flows.

Comprehensive Income

The FASB recently issued ASU 2013-02 “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” effective for annual and interim periods beginning after December 15, 2012. This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  We adopted this rule which resulted in enhanced disclosures.  This did not have a material effect on our overall results of operations, financial position or cash flows.

Recently Adopted Accounting Standards

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) effective for interim and annual reporting periods beginning on or after January 1, 2013.  We adopted this ASU on January 1, 2013.  This standard updates FASC 210 “Balance Sheet.”  ASU 2011-11 updates the disclosures for financial instruments and derivatives to provide more transparent information around the offsetting of assets and liabilities.  Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and/or subject to an agreement similar to a master netting agreement.  These new rules did not have a material impact on our overall results of operations, financial position or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairments

In July 2012, the FASB issued ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02) effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  We adopted this ASU on January 1, 2013.  This standard updates FASC Topic 350 “Intangibles-Goodwill and Other.”  ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with FASC Subtopic 350-30.  These new rules did not have a material impact on our overall results of operations, financial position or cash flows.

2.  Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2013 and December 31, 2012:

	At	At
	March 31,	December 31,
$ in millions	2013	2012

Accounts receivable, net:
Unbilled revenue	$41.6	$48.1
Customer receivables	68.3	62.0
Amounts due from partners in jointly owned plants	15.3	19.7
Coal sales	-	1.6
Other	24.0	29.5
Provision for uncollectible accounts	(1.0)	(0.9)
Total accounts receivable, net	$148.2	$160.0

Inventories, at average cost:
Fuel and limestone	$71.9	$67.3
Plant materials and supplies	39.4	39.8
Other	1.9	1.8
Total inventories, at average cost	$113.2	$108.9

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2013 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statement of Operations	Three months ended March 31,
$ in millions		2013

Gains and losses on Available-for-sale securities activity (Note 8):
	Other income / (deductions)	$0.2
	Total before income taxes	0.2
	Tax expense	(0.1)
	Net of income taxes	0.1

Gains and losses on cash flow hedges: (Note 9)
	Interest expense	(0.6)
	Revenue	(0.5)
	Purchased power	1.1
	Total before income taxes	-
	Tax expense	(0.2)
	Net of income taxes	(0.2)

Total reclassifications for the period, net of income taxes		$(0.1)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2013 are as follows:

$ in millions	Gains / (losses) on Available-for-sale securities	Gains / (losses) on Cash Flow Hedges	Change in Unfunded Pension Obligation	Total
Balance January 1, 2013	$1.0	$2.6	$(42.3)	$(38.7)

Other comprehensive income / (loss) before reclassifications	0.2	(2.6)	0.9	(1.5)
Amounts reclassified from accumulated other comprehensive income / (loss)	0.1	(0.2)	-	(0.1)
Net current period other comprehensive income / (loss)	0.3	(2.8)	0.9	(1.6)

Balance March 31, 2013	$1.3	$(0.2)	$(41.4)	$(40.3)

3.  Regulatory Assets and Liabilities

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

Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected.

Regulatory assets and liabilities for DP&L are as follows:

$ in millions	Type of Recovery (a)	Amortization through	At March 31, 2013	At December 31, 2012

Regulatory assets, current:
TCRR, transmission, ancillary and other PJM-related costs	F	Ongoing	$6.6	$7.0
Fuel and purchased power recovery costs	C	Ongoing	10.0	11.3
Total regulatory assets, current			$16.6	$18.3

Regulatory assets, non-current:
Deferred recoverable income taxes	B/C	Ongoing	$34.3	$35.1
Pension benefits	C	Ongoing	87.3	88.9
Unamortized loss on reacquired debt	C	Ongoing	11.7	11.9
Regional transmission organization costs	D	2014	2.2	2.6
Deferred storm costs	D		24.7	24.4
CCEM smart grid and advanced metering infrastructure costs	D		6.6	6.6
CCEM energy efficiency program costs	F	Ongoing	3.4	5.2
Consumer education campaign	D		3.0	3.0
Retail settlement system costs	D		3.1	3.1
Other costs			4.6	4.7
Total regulatory assets, non-current			$180.9	$185.5

Regulatory liabilities, current:
Other			$-	$0.1
Total regulatory liabilities, current			$-	$0.1

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property			$113.6	$112.1
Postretirement benefits			4.8	5.0
Other			0.4	0.2
Total regulatory liabilities, non-current			$118.8	$117.3

 (a)B – Balance has an offsetting liability resulting in no effect on rate base.

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

•

2011 – related to five major storms in 2011.  On December 21, 2012, DP&L filed a request with the PUCO for an accounting order to defer costs and a request for recovery of costs associated with these storms.  At March 31, 2013, DP&L believes the recovery of these costs is probable.

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

CCEM energy efficiency program costs represent costs incurred to develop and implement various new customer programs addressing energy efficiency.  These costs are being recovered through an energy efficiency rider that began July 1, 2009 and is subject to a two-year true-up for any over/under recovery of costs.  On April 29, 2011, DP&L filed to true-up the energy efficiency rider which was approved by the PUCO on October 18, 2011.  DP&L made its true-up filing on April 30, 2013.

Consumer education campaign represents costs for consumer education advertising regarding electric deregulation.  DP&L will be seeking recovery of these costs as part of our next distribution rate case filing at the PUCO.  The timing of such a filing has not yet been determined.

Retail settlement system costs represent costs to implement a retail settlement system that reconciles the energy a CRES supplier delivers to its customers and what its customers actually use.  Based on case precedent in other utilities’ cases, the costs are most likely recoverable through a future DP&L rate proceeding.

Other costs primarily include RPM capacity, other PJM and rate case costs and alternative energy costs that are being recovered or are expected to be recovered over various periods.

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

4.  Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities with certain other Ohio utilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on the energy taken.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of March 31, 2013, DP&L had $31.0 million of construction work in process at such jointly owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned unit or station.

DP&L’s undivided ownership interest in such facilities as well as our wholly owned coal-fired Hutchings Station at March 31, 2013, is as follows:

	DP&L Share		DP&L Investment
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)

Beckjord Unit 6	50.0	207	$76	$64	$-	No
Conesville Unit 4	16.5	129	28	2	4	Yes
East Bend Station	31.0	186	209	137	3	Yes
Killen Station	67.0	402	617	302	9	Yes
Miami Fort Units 7 and 8	36.0	368	361	148	3	Yes
Stuart Station	35.0	808	744	297	10	Yes
Zimmer Station	28.1	365	1,097	644	2	Yes
Transmission (at varying percentages)			97	59	-
Total		2,465	$3,229	$1,653	$31

Wholly owned production station:

Hutchings Station	100.0	365	$-	$-	$-	No

Currently, our coal-fired generation units at Hutchings and Beckjord do not have SCR and FGD emission-control equipment installed.  DP&L owns 100% of the Hutchings Station and has a 50% interest in Beckjord Unit 6.  On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners to PJM of a planned June 1, 2015 deactivation of this unit.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated on June 1, 2013.  In addition, DP&L has notified PJM that the remaining coal-fired units at Hutchings Station will be deactivated on June 1, 2015.  The decision to deactivate these remaining coal-fired units has been made because these units are not equipped with the advanced environmental control technologies needed to comply with the MATS, and the expected cost of compliance with MATS for these units would exceed the expected return.  Additionally, conversion of the coal-fired units to natural gas was investigated, but the cost of investment exceeded the expected return.

As part of the provisional DPL purchase accounting adjustments related to the Merger, four stations (Beckjord, Conesville, East Bend and Hutchings) had future expected cash flows that, when discounted, produced a zero fair market value.  Since DP&L did not apply push down accounting, this valuation did not affect the book value of these stations’ or units’ valuation at DP&L.

5.  Debt Obligations

Long-term debt

$ in millions	March 31, 2013	December 31, 2012

Pollution control series maturing in January 2028 - 4.7%	$35.3	$35.3
Pollution control series maturing in January 2034 - 4.8%	179.1	179.1
Pollution control series maturing in September 2036 - 4.8%	100.0	100.0
U.S. Government note maturing in February 2061 - 4.2%	18.3	18.3
Capital lease obligation	0.1	0.1
Unamortized debt discount	(0.1)	(0.1)
Total non-current portion - long-term debt - DP&L	$332.7	$332.7

Current portion of long-term debt

$ in millions	March 31, 2013	December 31, 2012

First mortgage bonds maturing in October 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing in November 2040 - variable rates: 0.10% - 0.16% and 0.04% - 0.26% (a)	100.0	100.0
U.S. Government note maturing in February 2061 - 4.2%	0.1	0.1
Capital lease obligations	0.3	0.3
Total current portion - long-term debt - DP&L	$570.4	$570.4

(a) Range of interest rates for the three months ended March 31, 2013 and the twelve months ended December 31, 2012, respectively.

At March 31, 2013, maturities of long-term debt, including capital lease obligations, are as follows:

$ in millions

Due within one year	$570.4
Due within two years	0.2
Due within three years	0.1
Due within four years	0.1
Due within five years	0.1
Thereafter	332.3
Total maturities	903.2

Unamortized discounts	(0.1)
Total long-term debt	$903.1

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding First Mortgage Bonds to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by a standby letter of credit issued by JPMorgan Chase Bank, N.A.  This standby letter of credit facility, which expires in December 2013, is irrevocable and has no subjective acceleration clauses.  If the standby letter of credit expires, this would trigger a mandatory tender of all of the outstanding bonds, therefore, we have reflected these outstanding bonds as a current liability.  Fees associated with this standby letter of credit facility were not material during the three months ended March 31, 2013 and 2012.

On April 20, 2010, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  The agreement provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.    This agreement, originally for a three year term expiring on April 20, 2013, was extended through May 31, 2013 by an amendment dated April 11, 2013 that was negotiated between DP&L and the syndicated bank group. DP&L had no outstanding borrowings under this credit facility at March 31, 2013 and December 31, 2012.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2013 and 2012.  This facility also contains a $50.0 million letter of credit sublimit.  As of March 31, 2013, DP&L had no outstanding letters of credit against this facility.

On August 24, 2011, DP&L entered into a $200.0 million unsecured revolving credit agreement with a syndicated bank group.  This agreement is for a four year term expiring on August 24, 2015 and provides DP&L with the ability to increase the size of the facility by an additional $50.0 million.    DP&L had no outstanding borrowings under this credit facility at March 31, 2013 and December 31, 2012.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2013 and 2012.  This facility also contains a $50.0 million letter of credit sublimit.  As of March 31, 2013, DP&L had no outstanding letters of credit against this facility.

Prior to the expiration of the DP&L amended revolving credit facility (that is now scheduled to expire on May 31, 2013) and in no case later than the end of the second quarter of 2013, DP&L intends to enter into a new $275.0 million to $350.0 million revolving credit facility and to extinguish both of the existing DP&L revolving credit facilities discussed above. It is expected that this new facility will have a three to five year term and an option to further increase the potential borrowing.  The terms and conditions of this new revolving credit facility have not been finalized, but it is expected that they will be substantially similar to those of the existing DP&L revolving credit facilities.  As of the date of filing of this quarterly report on Form 10-Q, DP&L has the bank commitments required to close the new DP&L revolving credit facility.

On March 1, 2011, DP&L completed the purchase of $18.7 million of electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base.  DP&L financed the acquisition of these assets with a note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

Substantially all property, plant and equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated October 1, 1935, with the Bank of New York Mellon as Trustee.  DP&L filed for approval to refinance the $470.0 million of first mortgage bonds maturing in October 2013 with the PUCO on April 12, 2013.  Subsequent to the receipt of this approval and no later than the end of the third quarter of 2013, DP&L intends to access the debt capital markets to refinance these bonds.

6.  Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
DP&L	24.1%	31.3%

Income tax expense for the three months ended March 31, 2013 and 2012 was calculated using the estimated annual effective income tax rates for 2013 and 2012 of 28.8%  and 31.1%, respectively.  Management estimates the annual effective tax rate based upon its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2013, DP&L’s current period effective rate is less than the estimated annual effective rate due primarily to a favorable resolution of the 2008 IRS examination in the first quarter of 2013.  The decrease in the effective rate compared to the same period in 2012 is also primarily due to the resolution of the 2008 IRS examination.

Deferred tax liabilities for DP&L increased by approximately $21.3 million during the three months ended March 31, 2013 primarily related to the resolution of the 2008 IRS examination.

The Internal Revenue Service began an examination of our 2008 federal income tax return during the second quarter of 2010.  The results of the examination were approved by the Joint Committee on Taxation on January 18, 2013.  As a result of the examination, DPL received a refund of $19.9 million and recorded a $1.2 million reduction to income tax expense.

7.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three months ended March 31, 2013 or 2012.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost (income) of the pension and postretirement benefit plans for the three months ended March 31, 2013 and 2012 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Three months ended March 31,	Three months ended March 31,	Three months ended March 31,	Three months ended March 31,
$ in millions	2013	2012	2013	2012
Service cost	$1.8	$1.5	$0.1	$0.1
Interest cost	3.9	4.3	0.2	0.3
Expected return on assets (a)	(5.9)	(5.7)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial loss / (gain)	2.3	2.7	(0.1)	(0.2)
Prior service cost	0.7	0.8	-	-
Net periodic benefit cost / (income)	$2.8	$3.6	$0.1	$0.1

 (a)   For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets for the 2013 and 2012 net periodic benefit cost was approximately $346.0 million and $335.0 million, respectively.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments and Medicare Part D Reimbursements

$ in millions	Pension	Postretirement

2013	$16.6	$1.7
2014	22.5	2.2
2015	23.0	2.0
2016	23.3	1.9
2017	23.7	1.7
2018 - 2022	124.4	6.8

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other method is available to us.  The value of our financial instruments represents our best estimates of fair value, which may not be the value realized in the future.  The following table presents the fair value and cost of our non-derivative instruments at March 31, 2013 and December 31, 2012.  See also Note 9 for the fair values of our derivative instruments.

	At March 31,		At December 31,
	2013		2012
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money Market Funds	$0.2	$0.2	$0.2	$0.2
Equity Securities	4.0	5.7	4.0	5.1
Debt Securities	4.5	4.9	4.6	5.0
Multi-Strategy Fund	0.3	0.3	0.3	0.3
Total Assets	$9.0	$11.1	$9.1	$10.6

Liabilities
Debt	$903.1	$921.8	$903.1	$926.9

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Debt which is presented at amortized cost.

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

DP&L had $2.1 million ($1.4 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2013 and $1.6 million ($1.0 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2012.

$0.1 million ($0.1 million after tax) of various investments were sold during the quarter to facilitate the distribution of benefits and the unrealized gains were reversed into earnings.

Net Asset Value (NAV) per Unit

The following table discloses the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of March 31, 2013.  These assets are part of the Master Trust.  Fair values estimated using the NAV per unit are considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  At March 31, 2013, DP&L did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit
$ in millions	Fair Value at March 31, 2013	Fair Value at December 31, 2012	Unfunded Commitments	Redemption Frequency

Money Market Fund (a)	$0.2	$0.2	$-	Immediate
Equity Securities (b)	5.7	5.1	-	Immediate
Debt Securities (c)	4.9	5.0	-	Immediate
Multi-Strategy Fund (d)	0.3	0.3	-	Immediate
Total	$11.1	$10.6	$-

 (a)   This category includes investments in high-quality, short-term securities.  Investments in this category can be redeemed immediately at the current NAV.

(b)   This category includes investments in hedge funds representing an S&P 500 Index and the Morgan Stanley Capital International U.S. Small Cap 1750 Index.  Investments in this category can be redeemed immediately at the current NAV per unit.

(c)   This category includes investments in U.S. Treasury obligations and U.S. investment grade bonds.  Investments in this category can be redeemed immediately at the current NAV per unit.

(d)   This category includes investments in stocks, bonds and short-term investments in a mix of actively managed funds.  Investments in this category can be redeemed immediately at the current NAV per unit.

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

The fair value of assets and liabilities at March 31, 2013 and December 31, 2012 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2013	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust Assets
Money Market Funds	$0.2	$0.2	$-	$-
Equity Securities	5.7	-	5.7	-
Debt Securities	4.9	-	4.9	-
Multi-Strategy Fund	0.3	-	0.3	-
Total Master Trust Assets	11.1	0.2	10.9	-

Derivative Assets
Heating Oil Futures	0.2	0.2	-	-
Forward Power Contracts	6.6	-	6.6	-
Total Derivative Assets	6.8	0.2	6.6	-

Total Assets	$17.9	$0.4	$17.5	$-

Liabilities
Derivative Liabilities
Forward Power Contracts	$22.9	$-	$22.9	$-
Total Derivative Liabilities	22.9	-	22.9	-

Long-term Debt	921.8	-	903.0	18.8

Total Liabilities	$944.7	$-	$925.9	$18.8

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2012	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust Assets
Money Market Funds	$0.2	$0.2	$-	$-
Equity Securities	5.1	-	5.1	-
Debt Securities	5.0	-	5.0	-
Multi-Strategy Fund	0.3	-	0.3	-
Total Master Trust Assets	10.6	0.2	10.4	-

Derivative Assets
Heating Oil Futures	0.2	0.2	-	-
Forward Power Contracts	7.3	-	7.3	-
Total Derivative Assets	7.5	0.2	7.3	-

Total Assets	$18.1	$0.4	$17.7	$-

Liabilities
Derivative Liabilities
FTRs	$0.1	$-	$-	$0.1
Forward Power Contracts	11.6	-	11.6	-
Total Derivative Liabilities	11.7	-	11.6	0.1

Long-term debt	926.9	-	908.0	18.9

Total Liabilities	$938.6	$-	$919.6	$19.0

We use the market approach to value our financial instruments.  Level 1 inputs are used for derivative contracts such as heating oil futures and for money market accounts that are considered cash equivalents.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as forward power contracts and forward NYMEX-quality coal contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include: open-ended mutual funds that are in the Master Trust, which are valued using the end of day NAV per unit; and interest rate hedges, which use observable inputs to populate a pricing model.  Financial transmission rights are considered a Level 3 input because the monthly auctions are considered inactive.

Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Our long-term leases and the Wright-Patterson Air Force Base loan are not publicly traded.  Fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.  Additional Level 3 disclosures were not presented since debt is not recorded at fair value.

Approximately 99% of the inputs to the fair value of our derivative instruments are from quoted market prices for DP&L.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  Additions to AROs were not material during the three months ended March 31, 2013 and 2012.

9.  Derivative Instruments and Hedging Activities

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

At March 31, 2013, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	2.8	-	2.8
Heating Oil Futures	Mark to Market	Gallons	1,890.0	-	1,890.0
Forward Power Contracts	Cash Flow Hedge	MWh	842.6	(2,040.9)	(1,198.3)
Forward Power Contracts	Mark to Market	MWh	2,221.4	(7,069.8)	(4,848.4)

At December 31, 2012, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	6.9	-	6.9
Heating Oil Futures	Mark to Market	Gallons	1,764.0	-	1,764.0
Forward Power Contracts	Cash Flow Hedge	MWh	1,021.0	(2,197.9)	(1,176.9)
Forward Power Contracts	Mark to Market	MWh	2,296.6	(4,760.4)	(2,463.8)

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  The fair value of cash flow hedges is determined by observable market prices available as of the balance sheet dates and will continue to fluctuate with changes in market prices up to contract expiration.  The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring.  The ineffective portion of the cash flow hedge is recognized in earnings in the current period.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.

We enter into forward power contracts to manage commodity price risk exposure related to our generation of electricity.  We do not hedge all commodity price risk. We reclassify gains and losses on forward power contracts from AOCI into earnings in those periods in which the contracts settle.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2013 and 2012:

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(4.7)	$7.3	$(0.8)	$9.8

Net gains / (losses) associated with current period hedging transactions	(2.6)	-	(1.5)	-

Net gains reclassified to earnings
Interest Expense	-	(0.6)	-	(0.6)
Revenues	(0.3)	-	(1.2)	-
Purchased Power	0.7	-	0.1	-

Ending accumulated derivative gain / (loss) in AOCI	$(6.9)	$6.7	$(3.4)	$9.2

Net gains / (losses) associated with the ineffective portion of the hedging transaction:

Interest Expense	$-	$-
Revenues	$-	$-
Purchased Power	$-	$-

Portion expected to be reclassified to earnings in the next twelve months (a)	$8.8	$-

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21	5

 (a)   The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchases and sales exceptions under FASC 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the statements of results of operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery or net settled with the counterparty.  FTRs, heating oil futures, forward NYMEX-quality coal contracts and certain forward power contracts are marked to market.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP.  Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the statements of results of operations on an accrual basis.

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

The following tables show the amount and classification within the statements of results of operations or balance sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three months ended March 31, 2013 and 2012:

For the three months ended March 31, 2013
	NYMEX
$ in millions	Coal	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$-	$-	$-	$(10.4)	$(10.4)
Realized gain / (loss)	-	-	0.5	0.7	1.2
Total	$-	$-	$0.5	$(9.7)	$(9.2)

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$-	$-	$-	$-	$-
Regulatory (asset) / liability	-	-	-	-	-

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	(1.1)	(1.1)
Purchased Power	-	-	0.5	(8.6)	(8.1)
Fuel	-	-	-	-	-
O&M	-	-	-	-	-
Total	$-	$-	$0.5	$(9.7)	$(9.2)

For the three months ended March 31, 2012
	NYMEX
$ in millions	Coal	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$(7.8)	$(0.1)	$(0.1)	$-	$(8.0)
Realized gain / (loss)	(5.0)	0.9	(0.2)	-	(4.3)
Total	$(12.8)	$0.8	$(0.3)	$-	$(12.3)

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$(3.5)	$-	$-	$-	$(3.5)
Regulatory (asset) / liability	(1.1)	0.1	-	-	(1.0)

Recorded in Income Statement: gain / (loss)
Revenue	-	-	-	1.6	1.6
Purchased Power	-	-	(0.3)	(1.6)	(1.9)
Fuel	(8.2)	0.6	-	-	(7.6)
O&M	-	0.1	-	-	0.1
Total	$(12.8)	$0.8	$(0.3)	$-	$(12.3)

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.  The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged.  The following table shows the fair value and balance sheet classification of DP&L’s derivative instruments at March 31, 2013:

Fair Values of Derivative Instruments
at March 31, 2013
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral Received	Net Amount
Assets
Short-term Derivative Positions (presented in Other Current Assets)
Forward Power Contracts	Cash Flow	$0.2	$(0.1)	$-	$0.1
Forward Power Contracts	MTM	5.3	(3.8)	-	1.5
Heating Oil Futures	MTM	0.2	-	(0.2)	-

Long-term Derivative Positions (presented in Other Deferred Assets)
Forward Power Contracts	MTM	1.1	(0.6)	-	0.5

Total assets		$6.8	$(4.5)	$(0.2)	$2.1

Liabilities
Short-term Derivative Positions (presented in Other Current Liabilities)
Forward Power Contracts	Cash Flow	$8.9	$(0.1)	$(6.2)	$2.6
Forward Power Contracts	MTM	9.5	(3.8)	(5.1)	0.6

Long-term Derivative Positions (presented in Other Deferred Liabilities)
Forward Power Contracts	Cash Flow	1.9	-	(1.1)	0.8
Forward Power Contracts	MTM	2.6	(0.6)	(1.5)	0.5

Total liabilities		$22.9	$(4.5)	$(13.9)	$4.5

The following table shows the fair value and balance sheet classification of DP&L’s derivative instruments at December 31, 2012:

Fair Values of Derivative Instruments
at December 31, 2012
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral Received	Net Amount
Assets
Short-term Derivative Positions (presented in Other Current Assets)
Forward Power Contracts	Cash Flow	$0.5	$(0.5)	$-	$-
Forward Power Contracts	MTM	2.8	(1.5)	-	1.3
Heating Oil Futures	MTM	0.2	-	(0.2)	-

Long-term Derivative Positions (presented in Other Deferred Assets)
Forward Power Contracts	Cash Flow	0.5	(0.5)	-	-
Forward Power Contracts	MTM	3.6	(0.6)	-	3.0

Total assets		$7.6	$(3.1)	$(0.2)	$4.3

Liabilities
Short-term Derivative Positions (presented in Other Current Liabilities)
Forward Power Contracts	Cash Flow	$6.7	$(0.5)	$(2.1)	$4.1
FTRs	MTM	0.1	-	-	0.1
Forward Power Contracts	MTM	2.7	(1.5)	(0.5)	0.7

Long-term Derivative Positions (presented in Other Deferred Liabilities)
Forward Power Contracts	Cash Flow	1.5	(0.5)	(0.9)	0.1
Forward Power Contracts	MTM	0.7	(0.6)	-	0.1

Total liabilities		$11.7	$(3.1)	$(3.5)	$5.1

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

The aggregate fair value of DP&L’s commodity derivative instruments that are in a MTM loss position at March 31, 2013 is $22.9 million.  This amount is offset by $13.9 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $4.5 million.  If our counterparties were to call for collateral, DP&L could be required to post collateral for the remaining $4.5 million.

10.  Shareholder’s Equity

DP&L has 250,000,000 authorized common shares, of which 41,172,173 are outstanding at March 31, 2013.  All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

11.  Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of March 31, 2013, DP&L could be responsible for the repayment of 4.9%, or $77.9 million, of a $1,588.8 million debt obligation that features maturities from 2018 to 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2013, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2012.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2013, cannot be reasonably determined.

Environmental Matters

DP&L’s facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for environmental losses that are probable of occurring and can be reasonably estimated.  At March 31, 2013, we have reserves of approximately $3.1 million for environmental matters.  We evaluate the potential liability related to probable losses arising from environmental matters quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial position or cash flows.

We have several pending environmental matters associated with our electric generating stations.  Some of these matters could have material adverse impacts on the operation of the stations; especially those that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, Hutchings and Beckjord are our only coal-fired generating units that do not have this equipment installed.  DP&L owns 100% of the Hutchings Station and a 50% interest in Beckjord Unit 6.

On July 15, 2011, Duke Energy, a co-owner at Beckjord Unit 6, filed their Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our commonly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners of Beckjord Unit 6 to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this unit.  We are depreciating Beckjord Unit 6 through December 2014 and do not believe that any additional accruals or impairment charges are needed as a result of this decision.

DP&L has informed PJM that Hutchings Unit 4 has incurred damage to a rotor and will be deactivated June 1, 2013.  In addition, DP&L has notified PJM that the remaining Hutchings units will be deactivated June 1, 2015.  We do not believe that any additional accruals are needed related to the Hutchings Station.

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

Cross-State Air Pollution Rule

The USEPA promulgated the Clean Air Interstate Rule (CAIR) on March 10, 2005, which required allowance surrender for SO2 and NOx emissions from existing electric generating stations located in 27 eastern states, including Ohio, and the District of Columbia.  CAIR contemplated two implementation phases.  The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively.  A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015.  To implement the required emission reductions for this rule, the states were to establish emission allowance based “cap-and-trade” programs.  CAIR was subsequently challenged in federal court, and on July 11, 2008, the United States Court of Appeals for the D.C. Circuit issued an opinion striking down much of CAIR and remanding it to the USEPA.

In response to the D.C. Circuit's opinion, on July 7, 2011, the USEPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” in these 27 States,  which is now referred to as the Cross-State Air Pollution Rule (CSAPR).  Starting in 2012, CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources in these 27 states, such as power stations.  Once fully implemented in 2014, the rule would have required additional SO2 emission reductions of 73% and additional NOx reductions of 54%  from 2005 levels.  Many states, utilities and other affected parties filed petitions for review, challenging CSAPR before the U.S. Court of Appeals for the District of Columbia.  A large subset of the petitioners also sought a stay of CSAPR. On December 30, 2011, the D.C. Circuit granted a stay of CSAPR and directed the USEPA to continue administering CAIR. On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated CSAPR, ruling that USEPA overstepped its regulatory authority by requiring states to make reductions beyond the levels required in the CAA and failed to provide states an initial opportunity to adopt their own measures for achieving federal compliance.  As a result of this ruling, the surviving provisions of CAIR will continue to serve as the governing program until the USEPA takes further action or the U.S. Congress intervenes.  Assuming that the USEPA promulgates a replacement interstate transport rule addressing the D.C. Circuit Court’s ruling, we believe companies will have three years from the date of promulgation before they would be required to comply.  At this time, it is not possible to predict the details of such a replacement transport rule or what impacts it may have on our consolidated financial position, results of operations or cash flows. On October 5, 2012, the USEPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing by all of the judges of the D.C. Circuit Court of the case pursuant to which the three-judge panel ruled that CSAPR be vacated.  On January 24, 2013, the D.C. Circuit Court denied this petition for rehearing.  Therefore, CAIR currently remains in effect.  On March 19, 2013, the USEPA and several environmental groups filed two petitions for review of the D.C. Circuit Court’s decision with the U.S. Supreme Court.  If CSAPR were to be reinstated in its current form, we would not expect any material capital costs for DP&L’s units or stations, assuming Beckjord Unit 6 and Hutchings Station will not operate on coal in 2015 due to implementation of the MATS.  Because we cannot predict the final outcome of any replacement interstate transport rulemaking, we cannot predict its financial impact on DP&L’s operations.

Mercury and Other Hazardous Air Pollutants

On May 3, 2011, the USEPA published proposed Maximum Achievable Control Technology (MACT) standards for coal- and oil-fired EGUs.  The standards include new requirements for emissions of mercury and a number of other heavy metals.  The USEPA Administrator signed the final rule, now called MATS, on December 16, 2011, and the rule was published in the Federal Register on February 16, 2012.  An additional portion of MATS imposing emissions limits on and requiring pollution control technology at new coal and oil-fueled power plants was finalized on March 28, 2013.  Our affected EGUs will have to come into compliance with MATS by April 16, 2015.  DP&L is evaluating the costs that may be incurred to comply with MATS; however, MATS could have a material adverse effect on our operations and result in material compliance costs.

On April 29, 2010, the USEPA issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers, and process heaters at major and area source facilities.  The final rule was published in the Federal Register on March 21, 2011.  This rule affects seven auxiliary boilers used for start-up purposes at DP&L’s generation facilities.  The regulations contain emissions limitations, operating limitations and other requirements.  In December 2011, the USEPA proposed additional changes to this rule.  On December 21, 2012, the Administrator of the USEPA signed the final rule and it was published in the Federal Register on January 31, 2013.  Compliance costs are currently not expected to be material to DP&L’s operations.

National Ambient Air Quality Standards

On January 5, 2005, the USEPA published its final non-attainment designations for the National Ambient Air Quality Standard (NAAQS) for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On December 31, 2012, the USEPA redesignated Adams County, where Stuart and Killen are located, to attainment status.  This status may be temporary, as on December 12, 2012, the USEPA tightened the PM 2.5 standard to 12.0 micrograms per cubic meter.  This will begin a process of redesignations during 2014.  We cannot predict the effect the revisions to the PM 2.5 standard will have on DP&L’s financial position or results of operations.

On September 16, 2009, the USEPA announced that it would reconsider the 2008 national ground level ozone standard.  On September 2, 2011, the USEPA decided to postpone their revisiting of this standard until 2013.  DP&L cannot determine the effect of revisions to the ozone standard, if any, on its operations.    The USEPA is required to review the ozone standard in 2013 and is likely to propose a more stringent standard.

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

Carbon Dioxide and Other Greenhouse Gas Emissions

In response to a U.S. Supreme Court decision that the USEPA has the authority to regulate CO2 emissions from motor vehicles, the USEPA made a finding that CO2 and certain other GHGs are pollutants under the CAA.  Subsequently, under the CAA, the USEPA determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  This finding became effective in January 2010.  On April 1, 2010, the USEPA signed the “Light-Duty Vehicle Greenhouse Gas Emission Standards and Corporate Average Fuel Economy Standards” rule.  Under the USEPA’s view, this is the final action that renders CO2 and other GHGs “regulated air pollutants” under the CAA.

Under USEPA regulations finalized in May 2010 (referred to as the “Tailoring Rule”), the USEPA began regulating GHG emissions from certain stationary sources in January 2011.  The Tailoring Rule sets forth criteria for determining which facilities are required to obtain permits for their GHG emissions pursuant to the CAA Prevention of Significant Deterioration and Title V operating permit programs.  Under the Tailoring Rule, permitting requirements are being phased in through successive steps that may expand the scope of covered sources over time.  The USEPA has issued guidance on what the best available control technology entails for the control of GHGs and individual states are required to determine what controls are required for facilities on a case-by-case basis.  Various industry groups and states petitioned the U.S. Supreme Court to review the D.C. Circuit Court’s recent decision to uphold the USEPA’s endangerment finding, its April 2010 GHG rule and the Tailoring Rule.  We cannot predict the outcome of this petition.  The ultimate impact of the Tailoring Rule to DP&L cannot be determined at this time, but the cost of compliance could be material.

On April 13, 2012, the USEPA published its proposed GHG standards for new EGUs under CAA subsection 111(b), which would require certain new EGUs to meet a standard of 1,000 pounds of CO2 per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation.  The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive CO2 emission control technology to meet the standard.  Furthermore, the USEPA may propose and promulgate guidelines for states to address GHG standards for existing EGUs under CAA subsection 111(d).  These latter rules may focus on energy efficiency improvements at electric generating stations.  We cannot predict the effect of these standards, if any, on DP&L’s operations.

Approximately 97% of the energy we produce is generated by coal.  DP&L’s share of CO2  emissions at generating stations we own and co-own is approximately 14 million tons annually.  Further GHG legislation or regulation finalized at a future date could have a significant effect on DP&L’s operations and costs, which could adversely affect our net income, cash flows and financial position.  However, due to the uncertainty associated with such legislation or regulation, we cannot predict the final outcome or the financial impact that such legislation or regulation may have on DP&L.

Litigation, Notices of Violation and Other Matters Related to Air Quality

Litigation Involving Co-Owned Units

On June 20, 2011, the U.S. Supreme Court ruled that the USEPA’s regulation of GHGs under the CAA displaced any right that plaintiffs may have had to seek similar regulation through federal common law litigation in the court system.  Although we were not named as a party to these lawsuits, DP&L is a co-owner of coal-fired stations with Duke Energy and AEP (or their subsidiaries) that could have been affected by the outcome of these lawsuits or similar suits that may have been filed against other electric power companies, including DP&L.  Because the issue was not squarely before it, the U.S. Supreme Court did not rule against the portion of plaintiffs’ original suits that sought relief under state law.

As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DP&L and the other owners of the Stuart Station are subject to certain specified emission targets related to NOx, SO2 and particulate matter.  The consent decree also includes commitments for energy efficiency and renewable energy activities.  An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during malfunctions.  Continued compliance with the consent decree, as amended, is not expected to have a material effect on DP&L’s results of operations, financial position or cash flows in the future.

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

In June 2000, the USEPA issued an NOV to the DP&L-operated Stuart Station (co-owned by DP&L, Duke Energy and Ohio Power) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest, including the NOVs noted in the paragraph above.  The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to  $27,500 per day for each violation.  To date, neither action has been taken.  DP&L cannot predict the outcome of this matter.

On March 13, 2008, Duke Energy, the operator of the Zimmer Station, received an NOV and a Finding of Violation (FOV) from the USEPA alleging violations of the CAA, the Ohio SIP and air permits for the station in areas including SO2, opacity and increased heat input. A second NOV and FOV with similar allegations was received by Duke Energy on November 4, 2010.  Also in 2010, the USEPA issued an NOV to Zimmer for excess emissions.  DP&L is a co-owner of the Zimmer Station and could be affected by the eventual resolution of these matters.  Duke Energy is expected to act on behalf of itself and the co-owners with respect to these matters.  DP&L is unable to predict the outcome of these matters.

Notices of Violation Involving Wholly Owned Stations

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the Hutchings Station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA, the U.S. Department of Justice and Ohio EPA.  On November 18, 2009, the USEPA issued an NOV to DP&L for alleged NSR violations of the CAA at the Hutchings Station relating to capital projects performed in 2001 involving Unit 3 and Unit 6.  DP&L does not believe that the projects described in the November 2009 NOV were modifications subject to NSR.  DP&L is engaged in discussions with the USEPA and

Justice Department to resolve each of these matters, but DP&L is unable to determine the timing, costs or method by which these matters may be resolved.  The Ohio EPA is kept apprised of these discussions.

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, which were published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  In July 2012, the USEPA announced that the final rules will be released in June 2013.  We do not yet know the impact these proposed rules, when finalized, will have on our operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, we submitted an application for the renewal of the Stuart Station NPDES permit that was due to expire on June 30, 2007.  In July 2007, we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008, we received a letter from the Ohio EPA indicating that they intended to impose a compliance schedule as part of the final permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in a thermal discharge study completed during the previous permit term.  Subsequently, DP&L and the Ohio EPA reached an agreement to allow DP&L to restrict public access to the water discharge area as an alternative to installing one of the diffuser options.  The Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In December 2008, the USEPA requested that the Ohio EPA provide additional information regarding the thermal discharge in the draft permit.  In June 2009, DP&L provided information to the USEPA in response to their request to the Ohio EPA.  In September 2010, the USEPA formally objected to a revised permit provided by Ohio EPA due to questions regarding the basis for the alternate thermal limitation.  In December 2010, DP&L requested a public hearing on the objection, which was held on March 23, 2011.  We participated in and presented our position on the issue at the hearing and in written comments submitted on April 28, 2011.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA does not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit will pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit would require DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, Ohio EPA issued a final permit.  On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission.  Depending on the outcome of the appeals process, the effects could be material on DP&L’s operations.

In September 2009, the USEPA announced that it will be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  On April 19, 2013,  the USEPA announced a proposed new rule regulating discharge of pollutants from various waste streams associated with steam EGUs.  A 60 day comment period will be triggered once the proposal is published in the Federal Register.  At present, DP&L is reviewing the proposed rule and is currently unable to predict the impact this rulemaking will have on its operations.

In August 2012, DP&L submitted an application for the renewal of the Killen Station NPDES permit which expired in January 2013.  At present, the outcome of this proceeding is not known.

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the Stuart Station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns including entering into settlement discussions with the USEPA, although they have not issued any formal NOV.  On March 28, 2013, DP&L received a proposed Administrative Order from the USEPA which is currently under review by DP&L management.  This proposed order may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  However, on August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012.  On February 8, 2013, the Court granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by PRP group in their performing a Remediation Investigation and Feasibility Study.  That summary judgment ruling was appealed on March 4, 2013 and the appeal is pending.  DP&L is unable to predict the outcome of the appeal.  Additionally, the Court’s ruling does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

Beginning in mid-2012, the USEPA began investigating whether explosive or other dangerous conditions exist under structures located at or near the South Dayton Dump landfill site.  In October 2012, DP&L received a request from the PRP group’s consultant to conduct additional soil and groundwater sampling on DP&L’s service center property.  After informal discussions with the USEPA, DP&L complied with this sampling request and the sampling was conducted in February 2013.  On February 28, 2013, the plaintiff’s group referenced above entered into an Administrative Settlement Agreement Consent Order (ASACO) that establishes procedures for further sub-slab testing under structures at the South Dayton Dump landfill site and remediation of vapor intrusion issues relating to trichloroethylene (TCE), percholorethylene (PCE), and methane.  On April 16, 2013, the plaintiff’s group filed a new complaint against DP&L and approximately 25 other defendants alleging that they share liability for these costs.  DP&L will oppose the allegations that it bears any responsibility under the February 2013 ASACO and will actively oppose any attempt that the plaintiffs group may have to expand the scope of the new complaint to resurrect issues dismissed by the Court in February 2013 under the first complaint.

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

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCBs).  While this reassessment is in the early stages and the USEPA is seeking information from potentially affected parties on how it should proceed, the outcome may have a material effect on DP&L.  While the USEPA had indicated that the official release date for a proposed rule would be sometime in April 2013, it will likely be delayed until late 2013 or early 2014.  At present, DP&L is unable to predict the impact this initiative will have on its operations.

Regulation of Ash Ponds

In March 2009, the USEPA, through a formal Information Collection Request, collected information on ash pond facilities across the country, including those at Killen and Stuart Stations.  Subsequently, the USEPA collected similar information for the Hutchings Station.

In August 2010, the USEPA conducted an inspection of the Hutchings Station ash ponds.  In June 2011, the USEPA issued a final report from the inspection including recommendations relative to the Hutchings Station ash ponds.  DP&L is unable to predict whether there will be additional USEPA action relative to DP&L’s proposed plan to address these recommendations or the effect on our operations that might arise under a different plan.

In June 2011, the USEPA conducted an inspection of the Killen Station ash ponds.  In May 2012, we received a draft report on the inspection.  DP&L submitted comments on the draft report in June 2012.  On March 14, 2013, DP&L received the final report on the inspection of the Killen Station ash pond inspection from the USEPA which included recommended actions.  DP&L is reviewing the final report and will submit a response to the USEPA.  There were no material compliance requirements included in the report.

There has been increasing advocacy to regulate coal combustion byproducts under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  Litigation has been filed by several groups seeking a court-ordered deadline for the issuance of a final rule which the USEPA has opposed.  At present, the timing for a final rule regulating coal combustion byproducts cannot be determined, but the USEPA has stated possibly by 2014.  If coal combustion byproducts are regulated as hazardous waste, it is expected to have a material adverse effect on its operations.

Notice of Violation Involving Co-Owned Units

On September 9, 2011, DP&L received an NOV from the USEPA with respect to its co-owned Stuart Station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act National Pollutant Discharge Elimination System permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial position or cash flow.

Legal and Other Matters

In February 2007, DP&L filed a lawsuit in the United States District Court for the Southern District of Ohio against Appalachian Fuels, LLC (“Appalachian”) seeking damages incurred due to Appalachian’s failure to supply approximately 1.5 million tons of coal to two commonly owned stations under a coal supply agreement, of which approximately 570 thousand tons was DP&L’s share.  DP&L obtained replacement coal to meet its needs.  The supplier has denied liability, and is currently in federal bankruptcy proceedings in which DP&L is participating as an unsecured creditor.  DP&L is unable to determine the ultimate resolution of this matter.  DP&L has not recorded any assets relating to possible recovery of costs in this lawsuit.

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

The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ending December 31, 2012 and in Item 1A to Part II of this Quarterly Report on Form 10-Q, and our “Forward-Looking Statements” section of this Form 10-Q.  For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

DESCRIPTION OF BUSINESS

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  DPL’s two reportable segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER subsidiary.  Refer to Note 11 of Notes to DPL’s Condensed Consolidated Financial Statements for more information relating to these reportable segments.

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

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers.  DPLER’s operations include those of its wholly owned subsidiary, MC Squared, which was purchased on February 28, 2011.  DPLER has approximately 247,000 customers currently located throughout Ohio and Illinois.  Approximately 86,500 of DPLER’s customers are also electric distribution customers of DP&L.  DPLER does not have any transmission or generation assets and all of DPLER’s electric energy was purchased from DP&L or PJM to meet its sales obligations.

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

DPL and its subsidiaries employed 1,475 people as of March 31, 2013, of which 1,412 employees were employed by DP&L.  Approximately 53% of all DPL employees are under a collective bargaining agreement which expires on October 31, 2014.

REGULATORY ENVIRONMENT

DPL’s, DP&L’s and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated.

NOx and SO2  Emissions – CSAPR

The USEPA promulgated CAIR on March 10, 2005, which required allowance surrender for SO2 and NOx emissions from existing power plants located in 27 eastern states, including Ohio, and the District of Columbia.  CAIR contemplated two implementation phases.  The first phase was to begin in 2009 and 2010 for NOx and SO2, respectively.  A second phase with additional allowance surrender obligations for both air emissions was to begin in 2015.  To implement the required emission reductions for this rule, the states were to establish emission allowance based “cap-and-trade” programs.  CAIR was subsequently challenged in federal court, and on July 11, 2008, the United States Court of Appeals for the D.C. Circuit issued an opinion striking down much of CAIR and remanding it to the USEPA.

In response to the D.C. Circuit's opinion, on July 7, 2011, the USEPA issued a final rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone in these 27 States,” which is now referred to as CSAPR.  Starting in 2012, CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources in these 27 states, such as power plants.  Once fully implemented in 2014, the rule would require additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels.  Many states, utilities and other affected parties filed petitions for review, challenging CSAPR before the U.S. Court of Appeals for the District of Columbia.  A large subset of the petitioners also sought a stay of CSAPR.  On December 30, 2011, the D.C. Circuit granted a stay of CSAPR and directed the USEPA to continue administering CAIR.  On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated CSAPR, ruling that the USEPA overstepped its regulatory authority by requiring states to make reductions beyond the levels required in the CAA and failed to provide states an initial opportunity to adopt their own measures for achieving federal compliance.  As a result of this ruling, the surviving provisions of CAIR will continue to serve as the governing program until the USEPA takes further action or the U.S. Congress intervenes.  Assuming that the USEPA promulgates a replacement interstate transport rule addressing the D.C. Circuit Court’s ruling, it will likely take three years from the date of promulgation before companies would be required to comply.  At this time, it is not possible to predict the details of such a replacement transport rule or what impacts it may have on our consolidated financial condition, results of operations or cash flows.  On October 5, 2012, the USEPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing by all of the judges of the D.C. Circuit Court of the case pursuant to which the three-judge panel ruled that CSAPR be vacated.  On January 24, 2013, the D.C. Circuit Court denied this petition for rehearing.  Therefore, CAIR currently remains in effect.  On March 19, 2013, the USEPA and several environmental groups filed two petitions for review of the D.C. Circuit Court’s decision with the U.S. Supreme Court.  If CSAPR were to be reinstated in its current form, we would not expect any material capital costs for DP&L’s units or stations, assuming Beckjord Unit 6 and Hutchings Station will not operate on coal in 2015 due to implementation of the MATS.  Because we cannot predict the final outcome of any replacement interstate transport rulemaking, we cannot predict its financial impact on DP&L’s operations.

Carbon Dioxide and Other Greenhouse Gas Emissions

There is on-going concern nationally and internationally about global climate change and the contribution of emissions of GHGs, including most significantly CO2.  This concern has led to regulation and interest in legislation at the federal level, actions at the state level as well as litigation relating to GHG emissions.    In 2007, a U.S. Supreme Court decision upheld that the USEPA has the authority to regulate GHG emissions under the CAA.  In April 2009, the USEPA issued a proposed endangerment finding under the CAA.  The proposed finding determined that CO2 and other GHGs from motor vehicles threaten the health and welfare of future generations by contributing to climate change.  This endangerment finding became effective in January 2010.

Various industry groups and states petitioned the U.S. Supreme Court to review the D.C. Circuit Court’s recent decision to uphold the USEPA’s endangerment finding and certain GHG regulations based on that endangerment finding.  We cannot predict the outcome of this petition.  As a result of this endangerment finding and other USEPA regulations, emissions of CO2 and other GHGs from certain EGUs and other stationary sources are subject to regulation.  Increased pressure for GHG emissions reduction is also coming from investor organizations and the international community.  Environmental advocacy groups are also focusing considerable attention on GHG emissions from power generation facilities and their potential role in climate change.

Approximately 97.3% of the energy we produce is generated by coal.  DP&L’s share of GHG emissions at generating stations we own and co-own is approximately 14 million tons annually.  If we are required to implement control of CO2 and other GHGs at generation facilities, the cost to DPL and DP&L of such reductions could be material.

Clean Water Act

In April 2012, DP&L received an NOV related to the construction of the Carter Hollow landfill at the Stuart Station.  The NOV indicated that construction activities caused sediment to flow into downstream creeks.  In addition, the U.S. Army Corps of Engineers issued a Cease and Desist Order followed by a notice suspending the previously issued Corps permit authorizing work associated with the landfill.  The USEPA has indicated that they may take additional enforcement action.  DP&L has installed sedimentation ponds as part of the runoff control measures to address this issue and is working with the various agencies to resolve their concerns including entering into settlement discussions with the USEPA, although they have not issued any formal NOV.  On March 28, 2013, DP&L received a proposed Administrative Order from the USEPA which is currently under review by DP&L management.  This proposed order may affect the landfill’s construction schedule and delay its operational date.  DP&L has accrued an immaterial amount for anticipated penalties related to this issue.

Electric Security Plan

SB 221 requires that all Ohio distribution utilities file either an ESP or MRO to establish rates for their SSO.  Under the MRO, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements.  Also, under this option, utilities that still own generation in the state are required to phase-in the MRO over a period of not less than five years.  An ESP may allow for adjustments to the SSO for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; and the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its ESP, a utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  Both MRO and ESP options involve a “significantly excessive earnings test” (SEET) based on the earnings of comparable companies with similar business and financial risks.  According to DP&L’s 2009 ESP stipulation,  DP&L becomes subject to the SEET in 2013 based on 2012 earnings results, and the SEET review could result in no adjustment to our SSO rates or a refund to customers.  The effect may or may not be significant.

On October 5, 2012 DP&L filed an ESP with the PUCO to establish SSO rates that were to be in effect starting January 2013.  The plan was refiled on December 12, 2012 to correct for certain projected costs.  The plan requested approval of a non-bypassable charge that is designed to recover $137.5 million per year for five years from all customers.  DP&L also requested approval of a switching tracker that would measure the incremental amount of switching over a base case and defer the lost value into a regulatory asset which would be recovered from all customers beginning January 2014.  The ESP states that DP&L intends to file on or before December 31, 2013 its plan for legal separation of its generation assets.  The ESP proposes a three year, five month transition to market, whereby a wholesale competitive bidding structure will be phased in to supply generation service to customers located in DP&L’s service territory that have not chosen an alternative generation supplier.  DP&L’s standard offer generation revenues are projected to decrease overall as a result of this filing by approximately $46 million for the first year, due to a portion of DP&L’s SSO load being sourced through a competitive bid and other adjustments that were made to the SSO generation rates.  As more SSO supply is sourced through a competitive bid, DP&L will continue to experience a decrease in SSO generation revenues each year throughout the blending period.  DP&L’s retail transmission rates will increase as a retail, non-bypassable transmission charge will be implemented; however, this revenue is offset slightly by a decrease in wholesale transmission revenues from CRES Providers operating in DP&L’s service territory.  An evidentiary hearing on this case was held March 18, 2013 through April 3, 2013.  An order is expected to be issued by the PUCO late in the second quarter or early in the third quarter of 2013.  The PUCO authorized that the rates being collected prior to December 31, 2012 would continue until the new ESP rates go into effect.

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

COMPETITION AND PJM PRICING

RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2015/16 period cleared at a per megawatt price of $136/day for our RTO area.  The per megawatt prices for the periods 2015/16,  2014/15 and 2012/13 were $126/day, $28/day and  $16/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider.  Therefore, increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained in 2012, we estimate that a hypothetical increase or decrease of $10 in the capacity auction price would result in an annual impact to net income of approximately $5.6 million and $4.3 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

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

Lower market prices for power have resulted in increased levels of competition to provide transmission and generation services.  This in turn has led approximately 62% of DP&L’s retail volume to be switched to CRES providers.  DPLER, an affiliated company and one of the registered CRES providers, has been marketing transmission and generation services to DP&L customers.

The following table provides a summary of the number of electric customers and volumes provided by all CRES providers in our service territory during the three months ended March 31, 2013 and 2012:

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
	Electric Customers	Sales (in Millions of kWh)	Electric Customers	Sales (in Millions of kWh)

Supplied by DPLER	86,801	1,397	41,083	1,457

Supplied by non-affiliated CRES providers	84,507	822	32,656	400

Total supplied in our service territory by DPLER and other CRES providers	171,308	2,219	73,739	1,857

Distribution sales by DP&L in our service territory (a)	514,073	3,586	513,956	3,524

 (a)   The volumes supplied by DPLER represent approximately 39% and 41% of DP&L’s total distribution volumes during the three months ended March 31, 2013 and 2012, respectively.  We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

For the three months ended March 31, 2013,  approximately 62% of DP&L’s load was supplied by CRES providers with DPLER supplying 63% of the switched load.  For the three  months ended March 31, 2013, customer switching negatively affected DPL’s gross margin by approximately $51.6 million compared to the 2012 effect of approximately $27.0 million.  For the three months ended March 31, 2013, customer switching negatively affected DP&L’s gross margin by approximately $66.7 million compared to the 2012 effect of $53.0 million.

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

FUEL AND RELATED COSTS

Fuel and Commodity Prices

The coal market is a global market in which domestic prices are affected by international supply disruptions and demand balance.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the year ending December 31, 2013, we have hedged substantially all our coal requirements to meet our committed sales.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  If our suppliers do not meet their contractual commitments or we are not hedged against price volatility and we are unable to recover costs through the fuel and purchased power recovery rider, our results of operations, financial condition or cash flows could be materially affected.

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights – DPL

	Three months ended
	March 31,
$ in millions	2013	2012
Revenues:
Retail	$331.3	$349.3
Wholesale	38.2	22.4
RTO revenues	19.4	18.2
RTO capacity revenues	5.4	36.9
Other revenues	2.7	3.2
Other mark-to-market (losses) / gains	(2.4)	4.0
Total revenues	394.6	434.0

Cost of revenues:
Fuel costs	86.8	90.6
Losses from sale of coal	1.8	3.4
Mark-to-market losses	-	3.4
Net fuel	88.6	97.4

Purchased power	54.9	34.6
RTO charges	26.0	24.5
RTO capacity charges	6.1	33.7
Mark-to-market losses	8.3	2.0
Net purchased power	95.3	94.8

Amortization of intangibles	1.8	27.8

Total cost of revenues	185.7	220.0

Gross margins (a)	$208.9	$214.0

Gross margin as a percentage of revenues	53%	49%

Operating income	$56.9	$59.2

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

	Three months ended
	March 31,
	2013	2012

Heating degree days (a)	2,928	2,263
Cooling degree days (a)	0	30

 (a)   Heating and cooling degree days are a measure of the relative heating or cooling required for a home or business.  The heating degrees in a day are calculated as the difference of the average actual daily temperature below 65 degrees Fahrenheit.  For example, if the average temperature on March 20th was 40 degrees Fahrenheit, the heating degrees for that day would be the 25 degree difference between 65 degrees and 40 degrees.  In a similar manner, cooling degrees in a day are the difference of the average actual daily temperature in excess of 65 degrees Fahrenheit.

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

The following table provides a summary of changes in revenues from the prior period:

Three months ended
March 31,
$ in millions	2013 vs. 2012
Retail
Rate	$(23.0)
Volume	4.9
Other miscellaneous	0.1
Total retail change	(18.0)

Wholesale
Rate	(18.1)
Volume	33.9
Total wholesale change	15.8

RTO capacity & other
RTO capacity and other revenues	(30.3)

Other
Unrealized MTM	(6.4)
Other	(0.5)
Total other revenue	(6.9)

Total revenues change	$(39.4)

For the three months ended March 31, 2013, Revenues decreased $39.4 million to $394.6 million from $434.0 million in the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale average rates, decreased RTO capacity revenues and lower unrealized MTM gains, offset slightly by higher retail and wholesale sales volumes and increased other RTO revenues.

•

Retail revenues decreased $18.0 million primarily due to customer switching as a result of increased levels of competition to provide transmission and generation services in our service territory.  The effect of sales procured by DPLER and MC Squared outside our service territory, or off-system sales, caused sales volume to increase 7%, however, the rates offered to the off-system customers are lower than the rates in our service territory causing an overall 11% decrease in average rates.  Also contributing to the increase in volume was the favorable weather; during the three months ended March 31, 2013 there was a 29% increase in the number of heating degree days to 2,928 days from 2,263 days in 2012.   The above resulted in an unfavorable $23.0 million retail price variance offset by a favorable $4.9 million retail sales volume variance.

•

Wholesale revenues increased $15.8 million primarily as a result of a 151% increase in wholesale sales volume which was due to customer switching which makes our generation available for wholesale sales, including a 9% increase in total net generation by our power plants, offset slightly by a 32% decrease in average wholesale prices.  This resulted in a favorable $33.9 million wholesale sales volume variance offset by an unfavorable wholesale price variance of $18.1 million.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $30.3 million compared to the same period in 2012.  This decrease in RTO capacity and other revenues was the result of a $31.5 million decrease in revenues realized from the PJM capacity auction, slightly offset by a $1.2 million increase in RTO transmission and congestion revenues.

DPL – Cost of Revenues

For the three months ended March 31, 2013:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $8.8 million, or 9%, during the three months ended March 31, 2013 compared to the same period in the prior year.  This decrease was largely due to a decrease of $3.4 million in unrealized fuel MTM losses as a result of the designation of certain contracts as normal purchase, normal sale in the third quarter of 2012.  Also contributing to this decrease was a $3.8 million decrease in fuel costs due to a 12% decrease in the average fuel price per MWh, partially offset by a 9% increase in the volume of generation by our stations.  Additionally, realized losses from DP&L’s sale of coal totaled $1.8 million for the three months ended March 31, 2013, compared to $3.4 million of realized losses during the same period in the prior year, further contributing to the decrease in net fuel costs.

•

Net purchased power increased $0.5 million, or 1%, compared to the same period in the prior year due largely to an increase of $20.3 million in purchased power costs and an increase in purchased power MTM losses of $6.3 million. The increase in purchased power costs was driven by an increase in purchased power volumes of 63%, as a result of increased power purchases to supply DPLER sales, partially offset by a decrease in purchased power prices of approximately 3%.  We purchase power to satisfy retail sales volume outside of our service territory as well as inside our service territory when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.  Partially offsetting these increases was a $26.1 million decrease in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges, and is due to the lower PJM capacity auction price for the first quarter of 2013 compared to the first quarter of 2012.

•

Amortization of intangibles decreased $26.0 million compared to the same period in the prior year, due primarily to the ESP intangible asset that was fully amortized as of the beginning of the first quarter of 2013.

DPL – Operation and Maintenance

The following table provides a summary of changes in operation and maintenance expense from the prior period.

Three months ended
March 31,
$ in millions	2013 vs. 2012

Low-income payment program (1)	$(1.3)
Generating facilities operating and maintenance expense	(5.3)
Competitive retail operations	3.0
Other, net	1.1
Total change in operation and maintenance expense	$(2.5)

(1)	There is a corresponding decrease in Revenues associated with this program resulting in no impact to Net Income.

During the three months ended March 31, 2013, Operation and maintenance expense decreased $2.5 million, or 2%, compared to the same period in the prior year.  This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider, and
•

decreased expenses for generating facilities largely due to outages in the first quarter of 2012 at jointly owned production units relative to the same period in 2013, and lower partner related expenses.

These decreases were partially offset by:

•	increased marketing, customer maintenance and labor costs associated with the competitive retail business as a result of increased sales volume and number of customers.

DPL – Depreciation and Amortization

For the three months ended March 31, 2013, Depreciation and amortization expense increased an immaterial amount compared to the prior year.

DPL – General Taxes

For the three months ended March 31, 2013, General taxes decreased $0.7 million, or 3%, compared to the prior year.  This decrease was primarily the result of a 2012 property tax reserve related to the purchase accounting property revaluations partially offset by higher property tax accruals in 2013 compared to 2012.

DPL – Interest Expense

Interest expense recorded during the three months ended March 31, 2013 did not fluctuate significantly from that recorded during the same period in the prior year.

DPL – Income Tax Expense

For the three months ended March 31, 2013, Income tax expense decreased $1.7 million, or 22%, compared to 2012, primarily due to decreased pre-tax income and a favorable resolution of the 2008 IRS examination in the first quarter of 2013.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its competitive retail electric service subsidiaries.  These segments are discussed further below:

Utility Segment

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for the segment’s 24-county service area is primarily generated at eight coal-fired power plants and is distributed to more than 514,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 247,000 customers currently located throughout Ohio and Illinois.  MC Squared, a Chicago-based retail electricity supplier, serves more than 137,000 customers in Northern Illinois.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L in 2013 and DP&L and PJM in 2012.  DP&L sells power to DPLER and MC Squared under wholesale agreements.  Under these agreements, intercompany sales from DP&L to DPLER and MC Squared are based on fixed-price contracts for each DPLER or MC Squared customer.  The price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other

Included within Other are other businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs which include amortization of intangibles recognized in conjunction with the Merger and interest expense on DPL’s debt.

Management primarily evaluates segment performance based on gross margin.

See Note 11  of Notes to DPL’s Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

	Three months ended		Increase
	March 31,		(Decrease)
	2013	2012	2013 vs. 2012

Utility	$194.3	$219.1	$(24.8)
Competitive retail	11.6	15.4	(3.8)
Other	3.9	(19.6)	23.5
Adjustments and eliminations	(0.9)	(0.9)	0.0
Total consolidated	$208.9	$214.0	$(5.1)

The financial condition, results of operations and cash flows of the Utility segment are identical in all material respects, and for both periods presented, to those of DP&L which are included in this Form 10-Q. We do not believe that additional discussions of the financial condition and results of operations of the Utility segment would enhance an understanding of this business since these discussions are already included under the DP&L discussions following.

Income Statement Highlights – Competitive Retail Segment

	Three months ended		Increase
	March 31,		(Decrease)
$ in millions	2013	2012	2013 vs. 2012
Revenues:
Retail	$119.7	$107.6	$12.1
RTO and other	(2.4)	4.5	(6.9)
Total revenues	117.3	112.1	5.2

Cost of revenues:
Purchased power	105.7	96.7	9.0

Gross margins (a)	11.6	15.4	(3.8)

Operation and maintenance expense	8.2	5.2	3.0
Other expenses	0.9	0.8	0.1
Total expenses	9.1	6.0	3.1

Earnings before income tax	2.5	9.4	(6.9)
Income tax expense	0.9	3.4	(2.5)
Net income	$1.6	$6.0	$(4.4)

Gross margin as a percentage of revenues	10%	14%

 (a)   For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Competitive Retail Segment – Revenue

For the three months ended March 31, 2013, the segment’s retail revenues increased $12.1 million, or 11%, compared to the prior year.  The increase was primarily due to increased retail sales volume from DP&L’s retail customers switching their electric service to DPLER and customer switching in Illinois and Ohio.  Increased competition in the competitive retail electric service business in the state of Ohio has resulted in many of DP&L’s retail customers switching their retail electric service to DPLER or other CRES suppliers.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 2,274 million kWh of power to approximately 247,000 customers for the three months ended March 31, 2013 compared to approximately 1,746 million kWh of power to more than 46,000 customers during the same period of the prior year.

Competitive Retail Segment – Purchased Power

For the three months ended March 31, 2013, the segment’s purchased power increased $9.0 million, or 9%, compared to 2012 due to higher purchased power volumes required to satisfy an increase in customer base resulting from customer switching.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.

Intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.

Competitive Retail Segment – Operation and Maintenance

For the three months ended March 31, 2013, DPLER’s operation and maintenance expenses included employee-related expenses, accounting, information technology, payroll, legal and other administration expenses.  The higher operation and maintenance expense in 2013 compared to 2012 is reflective of increased marketing and customer maintenance costs associated with the increased sales volume and number of customers.

Competitive Retail Segment – Income Tax Expense

For the three months ended March 31, 2013, the segment’s income tax expense decreased  $2.5 million compared to the same period in the prior year primarily due to decreased pre-tax income.

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended
	March 31,
$ in millions	2013	2012

Revenues:
Retail	$212.6	$242.7
Wholesale	140.1	104.5
RTO revenues	18.8	17.3
RTO capacity revenues	4.6	31.4
Mark-to-market gains	0.4	3.7
Total revenues	376.5	399.6

Cost of revenues:
Fuel costs	86.3	88.8
Gains from sale of coal	1.8	3.4
Mark-to-market losses	-	3.4
Net fuel	88.1	95.6

Purchased power	53.3	25.5
RTO charges	25.5	24.1
RTO capacity charges	6.0	31.5
Mark-to-market losses	9.3	3.8
Total purchased power	94.1	84.9

Total cost of revenues	182.2	180.5

Gross margins (a)	$194.3	$219.1

Gross margin as a percentage of
revenues	52%	55%

Operating Income	$49.6	$65.0

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

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year.  Factors impacting DP&L’s wholesale sales volume each hour throughout the year include: wholesale market prices, DP&L’s retail demand and retail demand elsewhere throughout the entire wholesale market area, DP&L and non-DP&L plants’ availability to sell into the wholesale market and weather conditions across the multi-state region.    DP&L’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities that are not being utilized to meet its retail demand.

The following table provides a summary of changes in revenues from the prior period:

Three months ended
March 31,
$ in millions	2013 vs. 2012

Retail
Rate	$(2.5)
Volume	(27.6)
Other miscellaneous	-
Total retail change	(30.1)

Wholesale
Rate	(34.8)
Volume	70.4
Total wholesale change	35.6

RTO capacity & other
RTO capacity and other revenues	(25.3)

Other
Unrealized MTM	(3.3)
Total other revenue	(3.3)

Total revenues change	$(23.1)

For the three months ended March 31, 2013, Revenues decreased $23.1 million, or 6%, to $376.5 million from $399.6 million in the prior year.  This decrease was primarily the result of lower average retail and wholesale rates, lower retail sales volumes and decreased RTO capacity revenues, offset slightly by increased wholesale sales volume and increased RTO other revenues.  The revenue components for the three months ended March 31, 2013 are further discussed below:

•

Retail revenues decreased $30.1 million primarily due to an 11% decrease in retail sales volumes compared to the prior year which was a result of customer switching due to increased levels of competition to provide transmission and generation services in our service territory.  This decrease in sales volume was partially offset by colder weather.   During the three months ended March 31, 2013, there was a 29% increase in the number of heating degree days to 2,928 days from 2,263 days for the same period in the prior year.   Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  Average retail rates decreased slightly overall primarily as a result of customers switching from DP&L to DPLER.  The remaining distribution services provided by DP&L were billed at a lower rate resulting in a reduction of total average retail rates.  The above resulted in an unfavorable $27.6 million retail sales volume variance and an unfavorable $2.5 million retail price variance.

•

Wholesale revenues increased $35.6 million as a result of a 67% increase in wholesale sales volume which was largely a result of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers. Also contributing was a 9% increase in net generation available from DP&L’s co-owned and operated generation plants.  These increases were partially offset by a 20% decrease in average wholesale rates.    These resulted in a favorable $70.4 million wholesale volume variance offset by a $34.8 million unfavorable wholesale price variance.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $25.3 million compared to the same period in 2012.  This decrease in RTO capacity and other revenues was primarily the result of a $26.8 million decrease in revenues realized from the PJM capacity auction, offset by a slight increase of $1.5 million in RTO transmission and congestion revenues.

DP&L – Cost of Revenues

For the three months ended March 31, 2013:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $7.5 million, or 8%, during the three months ended March 31, 2013 compared to the same period in the prior year.  This decrease was largely due to a decrease of $3.4 million in unrealized fuel MTM losses as a result of the designation of certain contracts as normal purchase, normal sale in the third quarter of 2012.  Also contributing to this decrease was a $2.5 million decrease in fuel costs due to an 11% decrease in the average fuel price per MWh, partially offset by a 9% increase in the volume of generation by our stations.  Additionally, realized losses from DP&L’s sale of coal totaled $1.8 million for the three months ended March 31, 2013, compared to $3.4 million of realized losses during the same period in the prior year, further contributing to the decrease in net fuel costs.

•

Net purchased power increased $9.2 million, or 11%, compared to the same period in the prior year due largely to an increase in purchased power costs of $27.8 million, or 109%, compared to the same period in the prior year, as well as an increase in unrealized purchased power MTM losses of $5.5 million.  The increase in purchased power costs was driven by an increase in purchased power volumes of 136%, as a result of increased purchased power to supply DPLER sales, partially offset by a decrease in purchased power prices of approximately 12%.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.    Partially offsetting the increase in purchased power costs and MTM losses was a $24.1 million decrease in RTO capacity and other charges which were incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  This decrease included the net impact of the deferral and recovery of DP&L’s transmission, capacity and other PJM-related charges, and is due to the lower PJM capacity auction price for the first quarter of 2013 compared to the first quarter of 2012.

DP&L – Operation and Maintenance

The following table provides a summary of changes in operation and maintenance expense from the prior period.

Three months ended
March 31,
$ in millions	2013 vs. 2012

Low-income payment program (1)	$(1.3)
Generating facilities operating and maintenance expense	(5.2)
Other, net	(1.4)
Total change in operation and maintenance expense	$(7.9)

(1)	There is a corresponding decrease in Revenues associated with this program resulting in no impact to Net Income.

For the three months ended March 31, 2013, Operation and maintenance expense decreased $7.9 million, or 8%, compared to the same period in the prior year.  This variance was primarily the result of:

•	decreased expenses for low-income payment program which is funded by the USF revenue rate rider,
•

decreased expenses for generating facilities largely due to outages in the first quarter of 2012 at jointly owned production units relative to the same period in 2013, and lower partner related expenses, and

DP&L – Depreciation and Amortization

For the three months ended March 31, 2013, Depreciation and amortization expense decreased $1.1 million compared to the prior year.  The decrease reflects the effect of the impairment in certain property, plant and equipment in the third quarter of 2012, partially offset by investments in plant and equipment during the period.

DP&L – General Taxes

For the three months ended March 31, 2013, General taxes decreased $0.4 million, or 2%, compared to 2012.  This decrease was primarily the result of an increase in 2012 property tax reserves related to the purchase accounting property revaluations partially offset by higher property tax accruals in 2013 compared to 2012.

DP&L – Interest Expense

Interest expense recorded during the three months ended March 31, 2013 did not fluctuate significantly from that recorded during the same period in the prior year.

DP&L – Income Tax Expense

For the three months ended March 31, 2013, Income tax expense decreased $7.7 million, or 45%, compared to 2012. The decrease was primarily due to decreased pre-tax income and a favorable resolution of the 2008 IRS examination in the first quarter of 2013.

FINANCIAL CONDITION, Liquidity AND Capital ReQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  The following table provides a summary of the cash flows for DPL and DP&L:

	Three months ended	Three months ended
DPL	March 31,	March 31,
$ in millions	2013	2012

Net cash from operating activities	$106.2	$104.0
Net cash from investing activities	(47.0)	(63.4)
Net cash from financing activities	-	(52.0)
Net change	59.2	(11.4)
Cash and cash equivalents at beginning of period	192.1	173.5
Cash and cash equivalents at end of period	$251.3	$162.1

	Three months ended	Three months ended
DP&L	March 31,	March 31,
$ in millions	2013	2012

Net cash from operating activities	$101.8	$99.0
Net cash from investing activities	(46.8)	(62.6)
Net cash from financing activities	(55.2)	(45.2)
Net change	(0.2)	(8.8)
Cash and cash equivalents at beginning of period	28.5	32.2
Cash and cash equivalents at end of period	$28.3	$23.4

The significant items that have affected the cash flows for DPL and DP&L are discussed in greater detail below:

Net cash provided by operating activities

The revenue from our energy business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes.

DPL – Net cash from operating activities

DPL’s Net cash from operating activities for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended	Three months ended
	March 31,	March 31,
$ in millions	2013	2012

Net cash from operating activities
Net income	$19.9	$21.7
Depreciation and amortization	28.8	54.5
Deferred income taxes	23.3	(9.2)
Accrued interest	23.7	29.1
Deferred regulatory costs, net	3.6	7.2
Other	6.9	0.7
Net cash from operating activities	$106.2	$104.0

For the three months ended March 31, 2013, Net cash provided by operating activities was primarily a result of Net income adjusted for non-cash depreciation and amortization, deferred income taxes primarily reflecting the favorable resolution of the 2008 IRS examination and an increase in accrued interest due to the debt assumed as a result of the merger.  Other represents items that had a current period cash flow impact and includes changes in working capital and other future rights or obligations to receive or to pay cash.  These items are primarily affected by, among other factors, the timing of when cash payments are made for fuel, purchased power, operating costs, taxes, and when cash is received from our utility customers and from the sales of coal and excess emission allowances.

For the three months ended March 31, 2012, Net cash provided by operating activities was primarily a result of Net income adjusted for non-cash depreciation and amortization, and an increase in accrued interest due to the debt assumed as a result of the merger.  Other represents items that had a current period cash flow impact and includes changes in working capital and other future rights or obligations to receive or to pay cash.  These items are primarily affected by, among other factors, the timing of when cash payments are made for fuel, purchased power, operating costs, taxes, and when cash is received from our utility customers and from the sales of coal and excess emission allowances.

DP&L – Net cash from operating activities

DP&L’s Net cash from operating activities for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended	Three months ended
	March 31,	March 31,
$ in millions	2013	2012

Net cash from operating activities
Net income	$30.2	$38.1
Depreciation and amortization	33.6	34.7
Deferred income taxes	22.9	(2.4)
Accrued interest	2.3	7.5
Deferred regulatory costs, net	3.6	7.1
Other	9.2	14.0
Net cash from operating activities	$101.8	$99.0

For the three months ended March 31, 2013 and 2012, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.

DPL – Net cash from investing activities

DPL’s Net cash from investing activities for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended	Three months ended
	March 31,	March 31,
$ in millions	2013	2012

Net cash from investing activities
Capital expenditures	$(33.8)	$(54.0)
Environmental and renewable energy capital expenditures	(0.5)	(0.7)
Increase in restricted cash	(12.7)	(8.7)
Net cash from investing activities	$(47.0)	$(63.4)

For the three months ended March 31, 2013 and 2012, DPL’s cash used for investing activities was primarily for assets acquired at our generation plants.

DP&L – Net cash from investing activities

DP&L’s Net cash from investing activities for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended	Three months ended
	March 31,	March 31,
$ in millions	2013	2012

Net cash from investing activities
Capital expenditures	$(33.6)	$(53.2)
Environmental and renewable energy capital expenditures	(0.5)	(0.7)
Increase in restricted cash	(12.7)	(8.7)
Net cash from investing activities	$(46.8)	$(62.6)

For the three months ended March 31, 2013 and 2012, the significant components of DP&L’s Net cash used for investing activities are similar to those discussed under DPL’s Net cash used for investing activities above.

DPL – Net cash from financing activities

DPL’s Net cash from financing activities for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended	Three months ended
	March 31,	March 31,
$ in millions	2013	2012

Net cash from financing activities
Dividends paid on common stock	$-	$(45.0)
Contributions to paid-in capital from parent	-	2.0
Payment to former warrant holders	-	(9.0)
Net cash from financing activities	$-	$(52.0)

For the three months ended March 31, 2013, DPL had no cash flows related to financing activities.

For the three months ended March 31, 2012, DPL paid common stock dividends of $45.0 million to its parent, partially offset by contributions to additional paid-in capital from its parent, AES.  DPL also paid $9.0 million to former warrant holders, the payment of which represents the difference between the exercise price of $21.00 per share and the $30.00 per share paid by AES in the Merger.

DP&L – Net cash from financing activities

DP&L’s Net cash from financing activities for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended	Three months ended
	March 31,	March 31,
$ in millions	2013	2012

Net cash from financing activities
Dividends paid on common stock	$(55.0)	$(45.0)
Other	(0.2)	(0.2)
Net cash from financing activities	$(55.2)	$(45.2)

For the three months ended March 31, 2013 and 2012, DP&L’s Net cash used for financing activities relates to dividends paid.

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs.  Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to energy hedges and dividend payments.  For 2013, and in subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from the capital markets as our internal liquidity needs and market conditions warrant.  We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods.

At the filing date of this quarterly report on Form 10-Q, DP&L has access to $400.0 million of short-term financing under two revolving credit facilities.  The first facility, established in August 2011, is for $200.0 million, expires in August 2015 and has eight participating banks, with no bank having more than 22% of the total commitment.  DP&L also has the option to increase the potential borrowing amount under the first facility by $50.0 million.  The second facility, established in April 2010, is for $200.0 million and, after an April 2013 amendment, expires in May 2013.  A total of five banks participate in this facility, with no bank having more than 35% of the total commitment.  DP&L also has the option to increase the potential borrowing amount under the second facility by $50.0 million.

At the filing date of this quarterly report on Form 10-Q, DPL has access to $75.0 million of short-term financing under a revolving credit facility established in August 2011.  This facility expires in August 2014 and has seven participating banks with no bank having more than 32% of the total commitment.    See “Debt Covenants” following for more information on the amendment mentioned above.

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2013

DP&L	Revolving	August 2015	$200.0	$200.0

DP&L	Revolving	May 2013	200.0	200.0

DPL	Revolving	August 2014	75.0	75.0

			$475.0	$475.0

Each DP&L revolving credit facility has a $50.0 million letter of credit sublimit.  The entire DPL revolving credit facility amount is available for letter of credit issuances.  As of March 31, 2013 and through the date of filing this quarterly report on Form 10-Q, there were no letters of credit issued and outstanding against the revolving credit facilities.

Cash and cash equivalents for DPL and DP&L amounted to $251.3 million and $28.3 million, respectively, at March 31, 2013.  At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

Prior to the expiration of the DP&L amended revolving credit facility (that is now scheduled to expire on May 31, 2013) and in no case later than the end of the second quarter of 2013, DP&L intends to enter into a new $275.0 million to $350.0 million revolving credit facility and to extinguish both of the existing DP&L revolving credit facilities. It is expected that this new facility will have a three to five year term and an option to further increase the potential borrowing.  The terms and conditions of this new revolving credit facility have not been finalized, but it is expected that they will be substantially similar to those of the existing DP&L revolving credit facilities.  As of the date of filing of this quarterly report on Form 10-Q, DP&L has all of the bank commitments required to close the new DP&L revolving credit facility.

On April 12, 2013, DP&L filed an application with the PUCO to approve the refinancing of its $470.0 million of First Mortgage Bonds. Subsequent to the receipt of this approval and no later than the end of the third quarter 2013, DP&L intends to access the debt capital markets to refinance these bonds.

Lastly, DP&L expects to refinance the standby letter of credit that is scheduled to expire in December 2013 and that supports the 2040 Variable Rate Demand Notes.  We currently have secured all of the bank commitments necessary to extend this facility and intend to finalize the amendment during the second quarter. The terms and conditions of this facility have not been finalized, but it is expected that the standby letter of credit will be extended for three to five years under terms that are substantially similar to those of the existing facility.

Prior to the end of the second quarter, DPL intends to enter into a new $75.0 million to $150.0 million revolving credit facility and to extinguish the existing $75.0 million facility. It is expected that this new facility will have a three to five year term and an option to further increase the potential borrowing.  Contemporaneously, DPL intends to refinance a portion of its $425.0 million term loan, and repay the balance of the currently outstanding term loan with cash.  The terms and conditions of this new revolving credit facility and new term loan have not been finalized, but it is expected they will be at market for these types of transactions.  As of the date of filing this quarterly report on Form 10-Q, DPL has secured all of the bank commitments required to close the new DPL revolving credit facility and the new DPL term loan.

Capital Requirements

Planned construction additions for 2013 relate primarily to new investments in and upgrades to DP&L’s power plant equipment and transmission and distribution system.  Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.

DPL is projecting to spend an estimated $470.0 million in capital projects for the period 2013 through 2015, of which $445.0 million is projected to be spent by DP&L.  Approximately $15.0 million of this projected amount is to enable DP&L to meet the recently revised reliability standards of NERC.  DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions of which DP&L is a member.  NERC has changed the definition of the Bulk Electric System to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply.  DP&L’s 138 kV facilities were previously not subject to these reliability standards.  Accordingly, DP&L anticipates spending approximately $72.0 million within the next five years to reinforce its 138 kV system to comply with these new NERC standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants

As mentioned above, DPL has access to $75.0 million of short-term financing under its revolving credit facility and has borrowed $425.0 million under its term loan facility.

Each of these facilities has two financial covenants, one of which was changed as part of amendments, dated October 19, 2012, to the facilities negotiated between DPL and the syndicated bank groups.  The first financial covenant, originally a Total Debt to Capitalization ratio, was changed, effective September 30, 2012, to a Total Debt to EBITDA ratio.  The Total Debt to EBITDA ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters.  The ratio is not to exceed 7.00 to 1.00 for the fiscal quarter ending September 30, 2012; it then steps up to not exceed 7.75 to 1.00 for the fiscal quarter ending March 31, 2013; it then steps up to not exceed 8.00 to 1.00 for the fiscal quarter ending June 30, 2013; and finally it steps up to not exceed 8.25 to 1.00 for the fiscal quarter ending September 30, 2013 and thereafter.  As of March 31, 2013, the first financial covenant was met with a ratio of 5.91 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio.  The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.  The ratio requires DPL’s consolidated EBITDA to consolidated interest expense to be not less than 2.50 to 1.00.  As of March 31, 2013 the second covenant was met with a ratio of 3.52 to 1.00.

The amendments, dated October 19, 2012, to the facilities negotiated between DPL and the syndicated bank groups restrict dividend payments from DPL to AES.  The amendments also adjusted the cost of borrowing under the facilities.

Also mentioned above, DP&L has access to $400.0 million of short-term financing under its two revolving credit facilities.  The following financial covenant is contained in each revolving credit facility: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of March 31, 2013, this covenant was met with a ratio of 0.43 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guarantee obligations, divided by the total of DP&L’s shareholder’s equity and total debt including guarantee obligations.

As part of the refinancing efforts communicated in the section above titled “Liquidity”, some of the financial covenants in the new DPL and DP&L facilities may differ from those in the existing facilities, but we expect that both DPL and DP&L will remain in compliance with any new financial covenants.

Debt Ratings

The following table outlines the debt ratings and outlook for each company, along with the effective dates of each rating and outlook for DPL and DP&L.

	DPL (a)	DP&L (b)	Outlook	Effective

Fitch Ratings	BB	BBB+	Rating Watch Negative	November 2012
Moody's Investors Service, Inc.	Ba1	A3	Under Review for Downgrade	November 2012
Standard & Poor's Financial Services LLC	BB	BBB-	Stable	April 2013

(a)   Rating relates to DPL’s Senior Unsecured debt.

(b)   Rating relates to DP&L’s Senior Secured debt.

Credit Ratings

The following table outlines the credit ratings (issuer/corporate rating) and outlook for each company, along with the effective dates of each rating and outlook for DPL and DP&L.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BB	BBB-	Rating Watch Negative	November 2012
Moody's Investors Service, Inc.	Ba1	Baa2	Under Review for Downgrade	November 2012
Standard & Poor's Financial Services LLC	BB	BB	Stable	April 2013

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

Off-Balance Sheet Arrangements

DPL – Guarantees

In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE and DPLER, and its wholly owned subsidiary MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes. During the three months ended March 31, 2013,  DPL did not incur any losses related to the guarantees of these obligations, and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At March 31, 2013, DPL had $18.0 million of guarantees to third parties, for future financial or performance assurance under such agreements, on behalf of DPLE, DPLER and MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $0.8 million at March 31, 2013.

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP.  As of March 31, 2013, DP&L could be responsible for the repayment of 4.9%, or $77.9 million, of a $1,588.8 million debt obligation that features maturities ranging from 2018 to 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2013, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2012.

Also see Note 10 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 of Notes to DP&L’s Condensed Financial Statements.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2013 under contract, sales requirements may change.  The majority of the contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix.  To the extent we are not able to hedge against price volatility or recover increases through our fuel and purchased power recovery rider that began in January 2010, our results of operations, financial condition or cash flows could be materially affected.

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

A 10% increase or decrease in the market price of our heating oil forwards at March 31, 2013 would not have a significant effect on Net income.

A 10% increase or decrease in the market price of our forward power purchase contracts with a volume of 2.2 million MWh would be $5.3 million, while a 10% increase or decrease in the market price of our forward power sale contracts with a volume of 7.1 million MWh would be $19.5 million.

Wholesale Revenues

Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.    DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER.  The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales.

DPL	Three months ended
	March 31,
	2013	2012
Percent of electric revenues from wholesale market	11%	14%

DP&L	Three months ended
	March 31,
	2013	2012
Percent of electric revenues from wholesale market	38%	34%

The following table presents the effect on annual Net income as of March 31, 2013, of a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note that the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$6.8	$5.7

RPM Capacity Revenues and Costs

As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers.  PJM, which has a delivery year which runs from June 1 to May 31, has conducted auctions for capacity through the delivery year.  The clearing prices for capacity during the PJM delivery periods from 2012/13 through are as follows:

	PJM Delivery Year
($/MW-day)	2012/13	2013/14	2014/15	2015/16
Capacity clearing price	$16	$28	$126	$136

Our computed average capacity prices by calendar year are reflected in the following table:

	Calendar Year
($/MW-day)	2012	2013	2014	2015
Computed average capacity price	$55	$23	$85	$57

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

The following table provides estimates of the effect on annual Net income as of March 31, 2013 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through March 31, 2013.  As of March 31, 2013, approximately 39% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$5.6	$4.3

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the three months ended March 31, 2013 and 2012 were 42% and 34%,  respectively.  We have a significant portion of projected 2013 fuel needs under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2  allowances for 2013; however, the exact consumption of SO2  allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2013 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO retail customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, SSO customers currently represent approximately 39% of DP&L’s total fuel costs.

The following table provides the effect on annual net income as of March 31, 2013, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 39% recovery:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$22.0	$20.9

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL and DP&L have both fixed-rate and variable-rate long-term debt.  DPL’s variable-rate debt consists of a $425.0 million unsecured term loan with a syndicated bank group.  The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR.  DP&L’s variable-rate debt is comprised of publicly held pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indexes can be affected by market demand, supply, market interest rates and other economic conditions.  See Note 5 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 5 to DP&L’s Condensed Financial Statements.

DPL partially hedges against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing.  As of March 31, 2013,  DPL has entered into interest rate hedging relationships with an aggregate notional amount of $160.0 million related to planned future borrowing activities in calendar year 2013.  The average interest rate associated with the interest rate hedging relationships is 3.8%.  We are limiting our exposure to changes in interest rates since we believe the market interest rates at which we will be able to borrow in the future may increase.  Any additional credit rating downgrades could affect our liquidity and further increase our cost of capital.

Principal Payments and Interest Rate Detail by Contractual Maturity Date

The carrying value of DPL’s debt was $2,598.8 million at March 31, 2013, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds, capital leases, and the Wright-Patterson Air Force Base note.  All of DPL’s debt was adjusted to fair value at the Merger date according to FASC 805.  The fair value of this debt at March 31, 2013 was $2,705.4 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL
							At March 31, 2013
	Twelve months ended March 31,						Principal	Fair
	2014	2015	2016	2017	2018	Thereafter	Amount	Value

Variable-rate debt	$100.0	$425.0	$-	$-	$-	$-	$525.0	$525.0

Average interest rate	0.1%	2.5%	0.0%	0.0%	0.0%	0.0%

Fixed-rate debt	$470.4	$0.2	$0.1	$450.1	$0.2	$1,152.8	2,073.8	2,180.4

Average interest rate	5.1%	4.8%	4.2%	6.5%	4.2%	6.6%

Total							$2,598.8	$2,705.4

The carrying value of DP&L’s debt was $903.2 million at March 31, 2013, consisting of its first mortgage bonds, tax-exempt pollution control bonds, capital leases and the Wright-Patterson Air Force Base note.  The fair value of this debt was $921.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes.  DP&L’s debt was not revalued as a result of the Merger.

DP&L
							At March 31, 2013
	Twelve months ended March 31,						Principal	Fair
	2014	2015	2016	2017	2018	Thereafter	Amount	Value

Variable-rate debt	$100.0	$-	$-	$-	$-	$-	$100.0	$100.0

Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Fixed-rate debt	$470.4	$0.2	$0.1	$0.1	$0.1	$332.3	803.2	821.8

Average interest rate	5.1%	4.8%	4.2%	4.2%	4.2%	4.8%

Total							$903.2	$921.8

Debt maturities occurring in 2013 are discussed under FINANCIAL CONDITION, Liquidity AND Capital ReQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at March 31, 2013 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations, or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of March 31, 2013, we did not hold any market risk sensitive instruments which were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At March 31, 2013		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt

Variable-rate debt	$525.0	$525.0	$5.3

Fixed-rate debt	2,080.1	2,180.4	21.8

Total	$2,605.1	$2,705.4	$27.1

DP&L	At March 31, 2013		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	803.1	821.8	8.2

Total	$903.1	$921.8	$9.2

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $2,180.4 million of fixed-rate debt and not on DPL’s financial condition or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $525.0 million variable-rate long-term debt outstanding as of March 31, 2013.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $821.8 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s  $100.0 million variable-rate long-term debt outstanding as of March 31, 2013.

Equity Price Risk

As of March 31, 2013,  approximately 28% of the defined benefit pension plan assets were comprised of investments in equity securities and 72% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  We use an investment adviser to assist in managing our investment portfolio.  The market value of the equity securities was approximately $102.0 million at March 31, 2013.  A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $10.2 million reduction in fair value of the equity securities as of March 31, 2013.

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

Critical Accounting Estimates

DPL’s Condensed Consolidated Financial Statements and DP&L’s Condensed Financial Statements are prepared in accordance with GAAP.  In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities.  These assumptions, estimates and judgments are based on our historical experience and assumptions that we believe to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; the valuation of AROs; and assets and liabilities related to employee benefits.  Refer to our Form 10-K for the fiscal year ended December 31, 2012 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)		DPLER (b)
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012

Electric Sales (millions of kWh)	4,508	3,757	4,480	3,525	2,274	1,746

Billed electric customers (end of period)	674,479	519,167	514,089	513,972	247,191	46,278

(a)   This chart contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,397 million kWh and 1,457 million kWh of power to DPLER during the three months ended March 31, 2013 and 2012, respectively, not included above to avoid duplication.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2012, and the Notes to the Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in or incorporated by reference into this Item 1 to Part II of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with the Form 10-K.

The following information is incorporated by reference into this Item:  (i) information about DP&L’s December 12, 2012 ESP filing with the PUCO in Item 2 to Part I of this Quarterly Report on Form 10-Q; and (ii) information about the legal proceedings contained in Part I, Item 1 — Note 10 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 of Notes to DP&L’s Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2012.  The information in this Item 1A to Part II of our Quarterly Report on Form 10-Q updates and restates one of the risk factors included in the Form 10-K.  Otherwise, there have been no material changes with respect to the risk factors disclosed in our form 10-K.  If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

On May 1, 2008, SB 221, an Ohio electric energy bill, was signed by the Governor of Ohio and became effective July 31, 2008.  This law, among other things, required all Ohio distribution utilities to file either an ESP or MRO, and established a SEET for Ohio public utilities that compares the utility’s earnings to the earnings of other companies with similar business and financial risks.  The PUCO approved DP&L’s filed ESP on June 24, 2009 and extended those rates until an order is issued in the currently pending ESP case.  The current ESP case will result in changes to the current rate structure and riders that could adversely affect our results of operations, cash flows and financial condition.  DP&L’s ESP and certain filings made by us in connection with this plan are further discussed under “Regulatory Environment” in Part 1, Item 2  – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	May 8, 2013	/s/ Philip R. Herrington
(Philip R. Herrington)
President and Chief Executive Officer
(principal executive officer)

	May 8, 2013	/s/ Craig L. Jackson
(Craig L. Jackson)
Senior Vice President and Chief Financial Officer
(principal financial officer)

	May 8, 2013	/s/ Gregory S. Campbell
(Gregory S. Campbell)
Vice President and Controller
(principal accounting officer)