Form 10-Q
period 2025-06-30
DAYTON POWER & LIGHT CO
filed 2025-08-01
CIK 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
-OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-2385

THE DAYTON POWER AND LIGHT COMPANY
(Exact name of registrant as specified in its charter)
d/b/a AES Ohio

Ohio	31-0258470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1065 Woodman Drive
Dayton, Ohio	45432
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(937) 259-7215

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

The Dayton Power and Light Company is a voluntary filer. The Dayton Power and Light Company has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

All of the outstanding common stock of The Dayton Power and Light Company is owned by AES Ohio Holdings, Inc.

As of August 1, 2025, The Dayton Power & Light Company had the following shares of common stock outstanding:

Description	Shares Outstanding

Common Stock, $0.01 par value	41,172,173

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2025

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2025
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$350.0 million AES Ohio Amended and Restated Credit Agreement, dated as of March 25, 2025
AES Ohio Term Loan	AES Ohio's unsecured $150.0 million term loan agreement which matures on October 13, 2025, and bears interest at variable rates
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
CDPQ	Caisse de dépôt et placement du Québec
CRES	Competitive Retail Electric Service
CWA	U.S. Clean Water Act
DIR	Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2024 is $38.4 million.
DPL	DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the "Conversion"). Upon the Conversion, DPL Inc. changed its name to DPL LLC.
DP&L	The Dayton Power and Light Company - the principal indirect subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed on March 3, 2025
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LGR	Legacy Generation Rider
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority
OCC	The Office of the Ohio Consumers’ Counsel (OCC) is the statewide legal representative for Ohio’s residential consumers in matters related to their investor-owned electric, natural gas, telephone, and water services.
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2025

Term	Definition
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USD	U.S. dollar
Utility segment	Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2025
FORWARD–LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, considering the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•impacts of weather on retail sales;
•growth in our service territory and changes in demand and demographic patterns;
•weather-related damage to our electrical system;
•performance of our suppliers;
•transmission and distribution system reliability and capacity;
•regulatory actions and outcomes, including, but not limited to, the review and approval of our rates and charges by the PUCO;
•federal and state legislation and regulations;;
•changes in our credit ratings or the credit ratings of AES;
•fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;
•changes in financial or regulatory accounting policies;
•environmental matters, including costs of compliance with, and liabilities related to, current and future environmental and climate change laws and requirements;
•interest rates and the use of interest rate hedges, inflation rates and other costs of capital;
•the availability of capital;
•level of creditworthiness of counterparties to contracts and transactions;
•labor strikes or other workforce factors, including the ability to attract and retain key personnel;
•facility or equipment maintenance, repairs and capital expenditures;
•significant delays or unanticipated cost increases associated with construction or other projects;
•the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;
•local economic conditions;
•costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;
•industry restructuring, deregulation and competition;
•issues related to our participation in PJM, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred and the risk of default of other PJM participants;
•changes in tax laws and the effects of our tax strategies;
•product development, technology changes and changes in prices of products and technologies;
•cyberattacks and information security breaches or information system failures;
•the use of derivative contracts;
•catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences, including as a result of climate change; and
•the risks and other factors discussed in this report and other filings with the SEC.

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

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2025

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

SOURCES OF OTHER INFORMATION

We encourage investors, the media, our customers and others interested in AES Ohio to review the information we post at www.aes-ohio.com. None of the information on our website is incorporated into, or deemed to be a part of, this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any reference to our website is intended to be an inactive textual reference only.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2025
PART I: FINANCIAL INFORMATION

This report includes the filing of DP&L. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to DP&L, respectively and altogether, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

AES Ohio

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
REVENUE	$227.6	$206.9	$479.7	$431.2

OPERATING COSTS AND EXPENSES:
Net purchased power	82.5	69.2	177.3	158.7
Operation and maintenance	64.8	60.8	128.7	121.5
Depreciation and amortization	29.0	20.7	57.8	42.8
Taxes other than income taxes	27.7	26.9	63.9	56.1
Other, net	—	—	—	1.1
Total operating costs and expenses	204.0	177.6	427.7	380.2

OPERATING INCOME	23.6	29.3	52.0	51.0

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(13.7)	(11.7)	(28.4)	(22.9)
Other income / (expense), net	(0.4)	1.3	(1.7)	2.5
Total other expense, net	(14.1)	(10.4)	(30.1)	(20.4)

INCOME BEFORE INCOME TAX	9.5	18.9	21.9	30.6

Income tax expense	4.0	3.8	5.7	6.1

NET INCOME	$5.5	$15.1	$16.2	$24.5
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
NET INCOME	$5.5	$15.1	$16.2	$24.5
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1), $(0.1), $(0.2) and $(0.2) for each respective period	0.5	0.4	1.0	0.8
Other comprehensive income	0.5	0.4	1.0	0.8

NET COMPREHENSIVE INCOME	$6.0	$15.5	$17.2	$25.3
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37.8	$24.6
Accounts receivable, net of allowance for credit losses of $10.1 and $6.1, respectively (Note 1)	136.4	106.6
Inventories	72.4	69.0
Taxes applicable to subsequent years	67.9	137.1
Regulatory assets, current	97.2	82.0
Taxes receivable	22.1	24.9
Prepayments and other current assets	13.0	8.4
Total current assets	446.8	452.6

NON-CURRENT ASSETS:
Property, plant & equipment, net of accumulated depreciation of $1,141.3 million and $1,115.5 million, respectively	2,676.7	2,546.2
Regulatory assets, non-current	131.4	140.0
Intangible assets, net of amortization	171.1	173.2
Other non-current assets	36.6	43.2
Total other non-current assets	3,015.8	2,902.6
Total assets	$3,462.6	$3,355.2

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	$310.2	$290.1
Accounts payable	111.0	132.1
Accrued taxes	126.6	115.2
Accrued interest	9.9	10.2
Customer deposits	10.8	14.2
Regulatory liabilities, current	6.8	10.3
Accrued and other current liabilities	35.6	32.2
Total current liabilities	610.9	604.3

NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	1,012.9	1,012.7
Deferred income taxes	223.4	217.6
Taxes payable	68.3	137.5
Regulatory liabilities, non-current	173.9	169.4
Accrued pension and other postretirement obligations	23.5	30.7
Other non-current liabilities	4.6	5.2
Total non-current liabilities	1,506.6	1,573.1
Total liabilities	2,117.5	2,177.4

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	1,327.7	1,177.6
Accumulated other comprehensive loss	(25.4)	(26.4)
Retained earnings	42.4	26.2
Total common shareholder's equity	1,345.1	1,177.8
Total liabilities and shareholder's equity	$3,462.6	$3,355.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$16.2	$24.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.8	42.8
Amortization of deferred financing costs and debt discounts	0.8	0.7
Deferred income taxes	2.8	6.1
Loss on asset disposal	—	1.1
Allowance for equity funds used during construction	(0.1)	(4.0)
Changes in certain assets and liabilities:
Accounts receivable, net	(29.8)	(0.6)
Inventories	(3.4)	(12.1)
Taxes applicable to subsequent years	69.2	59.9
Prepayments and other current assets	(4.6)	(1.4)
Current regulatory assets and liabilities, net	(18.6)	(20.7)
Non-current regulatory assets and liabilities, net	7.8	11.2
Other non-current assets	(0.8)	9.7
Accounts payable	(28.8)	11.1
Accrued taxes payable / receivable	(55.1)	(53.9)
Accrued interest	(0.2)	6.0
Accrued and other current liabilities	0.6	6.5
Accrued pension and other postretirement benefits	(7.2)	(6.6)
Other	0.7	1.4
Net cash provided by operating activities	7.3	81.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(157.5)	(288.1)
Cost of removal payments	(5.5)	(15.3)
Other investing activities, net	(0.4)	(0.6)
Net cash used in investing activities	(163.4)	(304.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facilities	310.0	230.0
Repayment of borrowings from revolving credit facilities	(290.0)	(110.0)
Distributions to parent	—	(21.0)
Equity contributions from parent	150.0	130.0
Other financing activities, net	(0.7)	—
Net cash provided by financing activities	169.3	229.0
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	13.2	6.7
Cash, cash equivalents and restricted cash at beginning of period	24.7	15.6
Cash, cash equivalents and restricted cash at end of period	$37.9	$22.3
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$28.5	$16.8
Non-cash investing activities:
Accruals for capital expenditures	$56.4	$94.5
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2025	41,172,173	$0.4	$1,177.6	$(26.4)	$26.2	$1,177.8
Net income	—	—	—	—	10.7	10.7
Other comprehensive income	—	—	—	0.5	—	0.5
Balance at March 31, 2025	41,172,173	0.4	1,177.6	(25.9)	36.9	1,189.0
Net income	—	—	—	—	5.5	5.5
Other comprehensive income	—	—	—	0.5	—	0.5
Equity contribution from parent	—	—	150.0	—	—	150.0
Other	—	—	0.1	—	—	0.1
Balance at June 30, 2025	41,172,173	$0.4	$1,327.7	$(25.4)	$42.4	$1,345.1

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	41,172,173	$0.4	$977.4	$(27.9)	$29.3	$979.2
Net income	—	—	—	—	9.4	9.4
Other comprehensive income	—	—	—	0.4	—	0.4
Other	—	—	0.1	—	—	0.1
Balance at March 31, 2024	41,172,173	0.4	977.5	(27.5)	38.7	989.1
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.4	—	0.4
Distributions to parent	—	—	—	—	(21.0)	(21.0)
Equity contributions from parent	—	—	130.0	—	—	130.0
Balance at June 30, 2024	41,172,173	$0.4	$1,107.5	$(27.1)	$32.8	$1,113.6

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and six months ended June 30, 2025 and 2024

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 543,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and expenses associated with AES Ohio's investment in OVEC. AES Ohio is an indirect majority-owned subsidiary of DPL.

AES Ohio’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, AES Ohio applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs or overcollections of riders.

Agreement to Sell Minority Interest in AES Ohio
On April 4, 2025, DPL LLC (formerly known as DPL Inc.) ("DPL") consummated the transactions contemplated by (i) a Purchase and Sale Agreement with Astrid Holdings LP ("Investor"), a wholly-owned subsidiary of CDPQ, dated as of September 13, 2024, pursuant to which DPL agreed to sell to Investor 15% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Holdings, Inc. ("Ohio Holdings" and, such agreement, the "Ohio Holdings Purchase Agreement") for a purchase price of approximately $272 million, and (ii) a Purchase and Sale Agreement with Investor, pursuant to which DPL agreed to sell to Investor 17.65% of the issued and outstanding shares of common stock, no par value per share, of AES Ohio Investments, Inc. ("Ohio Investments" and, such agreement, the "Ohio Investments Purchase Agreement" and together with the Ohio Holdings Purchase Agreement, the "Purchase Agreements") for a purchase price of approximately $272 million Pursuant to the consummation of the transactions contemplated by the Ohio Holdings Purchase Agreement and the Ohio Investments Purchase Agreement together, the ("Closings"), CDPQ owns an aggregate indirect equity interest in AES Ohio of approximately 30%, with total proceeds to DPL of approximately $544 million. There is no change in management or operational control of DPL, Ohio Investments, Ohio Holdings or AES Ohio as a result of these transactions.

Pursuant to the Purchase Agreements, prior to the Ohio Holdings Closing, DPL contributed to Ohio Holdings 100% of the issued and outstanding shares of AES Ohio, such that Ohio Holdings owns 100% of AES Ohio. Immediately after the Ohio Holdings Closing and immediately prior to the Ohio Investments Closing, DPL contributed to Ohio Investments 85% of the issued and outstanding shares of Ohio Holdings, such that Ohio Investments owns a direct equity interest in Ohio Holdings of 85%. Following the Closings, DPL owns 82.35% of the issued and outstanding shares of Ohio Investments, Ohio Investments owns 85% of the issued and outstanding shares of Ohio Holdings, and Ohio Holdings owns 100% of the issued and outstanding shares of AES Ohio.

Financial Statement Presentation
AES Ohio does not have any subsidiaries. We have evaluated subsequent events through the date this report was issued.

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed financial statements are unaudited and should be read in conjunction with the 2024 audited financial statements and footnotes thereto, which are included in our Form 10-K.

Use of Management Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the revenue and expenses of the periods reported. Actual results could differ from these estimates and assumptions. Significant items subject to such estimates and assumptions include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2025	December 31, 2024
Cash and cash equivalents	$37.8	$24.6
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$37.9	$24.7

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2025 and December 31, 2024:

$ in millions	June 30, 2025	December 31, 2024
Accounts receivable, net:
Customer receivables	$100.4	$79.0
Unbilled revenue	28.6	24.1
Amounts due from affiliates	3.8	3.6
Other	13.7	6.0
Allowance for credit losses	(10.1)	(6.1)
Total accounts receivable, net	$136.4	$106.6

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2025 and 2024:

	Six months ended
	June 30,
$ in millions	2025	2024
Allowance for credit losses:
Beginning balance	$6.1	$0.9
Current period provision	3.6	2.3
Write-offs charged against allowance	(0.3)	(2.7)
Recoveries and account write-ons	0.7	0.5
Ending balance	$10.1	$1.0

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. The current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. AES Ohio reinstituted the customer disconnections process and collection efforts and write-off processes in late June 2025.

Inventories
Inventories consist of materials and supplies as of June 30, 2025 and December 31, 2024.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and six months ended June 30, 2025 and 2024, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
AFUDC equity	$0.1	$2.2	$0.1	$4.0
AFUDC debt	$1.5	$2.4	$2.9	$4.5

AOCI / AOCL
The changes in the components of AOCL during the six months ended June 30, 2025 are as follows:

$ in millions	Change in unfunded pension and other postretirement obligations
Balance as of January 1, 2025	$(26.4)

Amounts reclassified from AOCL to earnings	1.0

Balance as of June 30, 2025	$(25.4)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Excise taxes collected	$11.1	$11.7	$24.3	$24.0

New Accounting Pronouncements Adopted in 2025
The Company assessed accounting pronouncements adopted in 2025 and determined that they were not applicable or did not have a material impact on the Company's Financial Statements.
New Accounting Pronouncements Issued But Not Yet Effective
The following table provides a brief description of recent accounting pronouncements that could have an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our financial statements.+

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a break down of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	We are currently evaluating the impact of adopting the standard on our financial statements. This ASU only affects disclosures, which will be provided when the amendment becomes effective.
2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

	4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The date for each amendment in this Update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements. This ASU only affects disclosures, which will be provided when the amendment becomes effective.

2. REGULATORY MATTERS

Ohio Legislation, AES Ohio ESPs and Smart Grid Plans

Ohio Energy Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (Sub. HB 15) that was signed by the Governor and will be effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (ESPs) and associated recovery riders. Among other provisions, the legislation eliminates as of its effective date, the LGR, which currently allows for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of any remaining regulatory asset balance amounts or future net OVEC costs and revenues, could be material to our results of operations, financial condition and cash flows. As of June 30, 2025, AES Ohio established a reserve of $3.2 million for the LGR regulatory asset.

AES Ohio ESP

Current Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. AES Ohio is currently operating pursuant to ESP 4, described in the paragraph below. From November 1, 2017 through December 18, 2019, AES Ohio operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On December 18, 2019, the PUCO approved AES Ohio's Notice of Withdrawal of ESP 3 and reversion to its prior rate plan (ESP 1). Among other items, the PUCO Order approving the ESP 1 rate plan included reinstating the non-bypassable RSC Rider, which provided annual revenue of approximately $79.0 million. The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Oral arguments regarding this appeal were held on April 22, 2025, and a court decision is pending.

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025, and a court decision is pending.

Smart Grid Phase 2 Plan

In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of Sub. HB 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.

Distribution Rate Case

2024 Distribution Rate Case application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests:

•An increase to its annual distribution revenue requirement of $235.2 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 10.95% and a cost of long-term debt of 4.49% on a distribution rate base of $1.3 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and
•A date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025

The rate case application also includes a proposal for increased tree-trimming expenses. On June 27, 2025, the PUCO Staff submitted their Report and Recommendations; the PUCO has set the evidentiary hearing to begin September 9, 2025 and public hearings to be held on August 7 and August 14, 2025.

Tax Savings Credit Rider

As a result of the TCJA and the resulting decrease of the federal corporate income tax rate, AES Ohio established a Tax Savings Credit Rider (TSCR) for the purpose of returning certain benefits of the TCJA to customers, which was approved by the PUCO in 2018 as part of a stipulation adopted by the PUCO in AES Ohio’s 2015 Distribution Rate Case. In November 2024, AES Ohio filed an application to update the TSCR to address an inadvertent normalization violation identified by the Company. On July 9, 2025, the PUCO approved AES Ohio’s application to update its TSCR to correct the inadvertent normalization violation through collection of $13.6 million from customers over twelve months, which will be effective in August 2025.

3. FAIR VALUE

The fair value of our financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4. Fair Value in Item 8. – Financial Statements and Supplementary Data of our Form 10-K.
Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. Net unrealized gains related to equity investments still held as of June 30, 2025 and 2024 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Net unrealized gains (a)	$0.3	$—	$0.2	$0.3

(a)    These amounts are included in Other income / (expense), net in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2025 or 2024.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of June 30, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of June 30, 2025				Fair value as of December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.6	$—	$—	$0.6	$0.4	$—	$—	$0.4
Mutual funds	7.2	—	—	7.2	7.6	—	—	7.6
Total assets	$7.8	$—	$—	$7.8	$8.0	$—	$—	$8.0

Financial Instruments not Measured at Fair Value in the Condensed Balance Sheets
The fair value of long-term debt is based on current public market prices for disclosure purposes only. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2027 to 2061. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	June 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,013.1	$—	$897.9	$16.5	$914.4	$1,012.9	$—	$894.8	$16.6	$911.4

4. DEBT

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2025	2024
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.5	16.6
Unamortized deferred financing costs			(6.2)	(6.6)
Unamortized debt discounts			(2.2)	(2.1)
Total long-term debt			1,013.1	1,012.9
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,012.9	$1,012.7

(a)First mortgage bonds issued to the OAQDA, to secure the loan of proceeds from tax-exempt bonds issued by the OAQDA. The bonds have a final maturity date of November 1, 2040 but are subject to a mandatory put in June 2027.
(b)First mortgage bonds issued to the OAQDA, to secure the loan of proceeds from tax-exempt bonds issued by the OAQDA. The bonds have a final maturity date of January 1, 2034 but are subject to a mandatory put in June 2027.

Revolving Credit Agreement

AES Ohio entered into a third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of June 30, 2025 and December 31, 2024, the AES Ohio Credit Agreement had outstanding borrowings of $160.0 million and $140.0 million, respectively.

Term Loan Agreement
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. The AES Ohio Term Loan Agreement was originally set to mature on August 13, 2025, but was amended on July 30, 2025, to mature on October 13, 2025, and bears interest at variable rates as described in the agreement. The AES Ohio Term Loan Agreement contains customary representations, warranties and covenants, including a leverage covenant consistent with the leverage covenant contained in AES Ohio's Credit Agreement. AES Ohio has classified this agreement as short-term indebtedness as it matures in October 2025. Management plans to repay the AES Ohio Term Loan Agreement through a combination of cash from operations, new debt, and equity capital contributions.
Long-term debt covenants and restrictions
The AES Ohio Credit Agreement, AES Ohio Term Loan Agreement, and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2025, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of June 30, 2025, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Effective combined state and federal income tax rates	42.1%	20.1%	26.0%	19.9%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the amortization of a municipal tax shortage, partially offset by the flowthrough of a net tax benefit related to the reversal of excess deferred taxes.

AES Ohio's income tax expense for the six months ended June 30, 2025 was calculated using the estimated annual effective income tax rate for 2025 of 25.8% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss. Starting in the third quarter of 2025, the annual effective tax rate is expected to increase due to the flowthrough tax expense associated with the PUCO Order on the Tax Savings Credit Rider issued on July 9, 2025.

AES files federal and state income tax returns, which consolidate AES Ohio. Under a tax sharing agreement with Ohio Investments, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.

6. BENEFIT PLANS

The amounts presented in the following tables for pension include both of the Pension Plans. The pension costs below have not been adjusted for amounts billed to the Service Company for former AES Ohio employees who are now employed by the Service Company or other AES affiliates or for amounts billed to AES Ohio Generation for former employees that were employed by AES Ohio Generation that are still participants in the AES Ohio plans.

The following table presents the net periodic benefit cost of the Pension Plans for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Service cost	$0.5	$0.6	$1.1	$1.2
Interest cost	3.7	3.7	7.3	7.4
Expected return on plan assets	(4.0)	(3.7)	(7.9)	(7.4)
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.5	0.4
Actuarial loss	1.2	1.0	2.5	2.0
Net periodic benefit cost	$1.7	$1.8	$3.5	$3.6

The components of net periodic benefit cost other than service cost are included in Other income / (expense), net in the Condensed Statements of Operations.

There were $7.5 million in employer contributions during the six month periods ended June 30, 2025 and June 30, 2024, respectively.

In addition, AES Ohio provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation were not material to the financial statements in the periods covered by this report.

7. SHAREHOLDER'S EQUITY
During the six months ended June 30, 2025, Ohio Holdings made equity contributions of $150.0 million to AES Ohio.
During the six months ended June 30, 2024, DPL made equity contributions of $130.0 million to AES Ohio.

The proceeds from these equity contributions are intended primarily for funding needs related to AES Ohio’s capital expenditure program.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2025, cannot be reasonably determined.

Environmental Matters
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of regulated materials, including ash; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials, including GHGs, into the environment; climate change; species and habitat protections; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, suspension or revocation of permits and/or facility shutdowns. There can be no assurance that we have been or will be at all times in full compliance with such laws, regulations and permits.

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2025.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of June 30, 2025 and December 31, 2024.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2025, AES Ohio could be responsible for the repayment of 4.9%, or $44.0 million, of $898.0 million OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from

2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

9. BUSINESS SEGMENTS

Operating segments are components of an enterprise that engage in business activities from which it may earn revenue and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. All of AES Ohio’s current business consists of the transmission, distribution and sale of electric energy, and therefore AES Ohio had only one reportable segment, led by our Chief Executive Officer and Chief Financial Officer, who, collectively, are the Chief Operating Decision Maker. The primary segment performance measures are income / (loss) before income tax and net income / (loss) as management has concluded that these measures best reflect the underlying business performance of AES Ohio and are the most relevant measures considered in AES Ohio's internal evaluation of the financial performance of its segment. See Note 1, "Overview and Summary of Significant Accounting Policies" for further information on AES Ohio.

The following tables present financial information for AES Ohio’s reportable business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Revenue	$227.6	$206.9	$479.7	$431.2

Net purchased power	82.5	69.2	177.3	158.7
Operation and maintenance	64.8	60.8	128.7	121.5
Depreciation and amortization	29.0	20.7	57.8	42.8
Taxes other than income taxes	27.7	26.9	63.9	56.1
Interest expense	13.7	11.7	28.4	22.9
Other segment items (a)	0.4	(1.3)	1.7	(1.4)
Income before income tax	9.5	18.9	21.9	30.6
Income tax expense / (benefit)	4.0	3.8	5.7	6.1
Net income / (loss)	$5.5	$15.1	$16.2	$24.5

Capital expenditures	72.2	115.0	$157.5	$288.1

			June 30, 2025	December 31, 2024
Total assets			$3,462.6	$3,355.2
(a)    Other segment items primarily includes other miscellaneous gains and losses in Other income / (expense), net.

10. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenue, see Note 12. Revenue in Item 8. Financial Statements and Supplementary Data of our Form 10-K.

AES Ohio's revenue from contracts with customers was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Revenue from contracts with customers	$223.0	$204.2	$471.6	$426.1

The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2025	2024	2025	2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$105.7	$101.9	$242.4	$226.2
Commercial revenue	44.0	39.4	83.8	78.6
Industrial revenue	18.1	16.0	33.8	32.7
Governmental revenue	7.2	6.3	14.2	12.1
Other (a)	2.7	3.3	5.0	6.3
Total retail revenue from contracts with customers	177.7	166.9	379.2	355.9
Wholesale revenue
Wholesale revenue from contracts with customers	5.3	2.8	14.5	7.8
RTO ancillary revenue	39.2	34.2	76.8	62.0
Capacity revenue	0.8	0.3	1.1	0.4
Miscellaneous revenue	4.6	2.7	8.1	5.1
Total revenue	$227.6	$206.9	$479.7	$431.2

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from customers were as follows:

$ in millions	June 30, 2025	December 31, 2024
Receivables from contracts with customers	$129.0	$103.1

Payment terms for all receivables from contracts with customers are typically within 30 days unless a customer qualifies for payment extension.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report includes the filing of AES Ohio. AES Ohio is a public utility incorporated in 1911 under the laws of Ohio. AES Ohio is an indirect majority-owned subsidiary of DPL. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to AES Ohio, unless the context indicates otherwise.

The condensed financial statements included in PART I, ITEM 1. – Financial Statements of this Form 10-Q and the discussions contained herein should be read in conjunction with our Form 10-K.

FORWARD–LOOKING STATEMENTS
The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These statements include, but are not limited to, statements regarding management’s intents, beliefs, and current expectations and typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “forecast,” “target,” “will,” “would,” “intend,” “believe,” “project,” “estimate,” “plan,” and similar words. Forward-looking statements are not intended to be a guarantee of future results, but instead constitute current expectations based on reasonable assumptions. Factors that could cause or contribute to such differences include, but are not limited to, those described in PART II, ITEM 1A of this quarterly report and ITEM 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K and subsequent filings with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

OVERVIEW OF OUR BUSINESS
AES Ohio is a regulated electric utility operating in the state of Ohio. Substantially all of our business consists of the transmission, distribution and sale of electric energy conducted. AES Ohio operates as a single segment. For more information regarding our business, see Item 1. Business of our Form 10-K.

EXECUTIVE SUMMARY

Compared with the same period in the prior year, AES Ohio's results for the three months ended June 30, 2025, reflect a decrease in income before income tax of $9.4 million, or 49.7%, as well as a decrease in net income of $9.6 million, or 63.6%, and, for the six months ended June 30, 2025, reflect a decrease in income before income tax of $8.7 million, or 28.4%, as well as a decrease in net income of $8.3 million, or 33.9%, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Decrease due to higher depreciation and amortization driven by assets placed in service	$(8.3)	$(15.0)
Decrease from higher taxes other than income taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals	(0.8)	(7.8)
Decrease due to higher interest expense primarily from increased borrowings	(2.0)	(5.5)
Decrease due to lower AFUDC equity	(2.1)	(3.9)
Decrease due to a reserve recorded for the LGR regulatory asset as the rider will end upon the effective date of Sub. HB 15	(3.2)	(3.2)
Increase due to higher transmission revenue driven by an increase in transmission investments	5.0	14.8
Increase due to higher DIR revenues	5.0	9.7
Increase (decrease) in retail margin due to higher (lower) volumes driven by weather and higher (lower) retail demand	(4.0)	2.4
Other	1.0	(0.2)
Net change in income before income tax	(9.4)	(8.7)
Net change in income tax expense	(0.2)	0.4
Net change in net income	$(9.6)	$(8.3)

RESULTS OF OPERATIONS

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2025	2024	$ change	% change	2025	2024	$ change	% change
REVENUE:
Retail	$177.7	$166.9	$10.8	6.5%	$379.2	$355.9	$23.3	6.5%
Wholesale	5.3	2.8	2.5	89.3%	14.5	7.8	6.7	85.9%
RTO ancillary	39.2	34.2	5.0	14.6%	76.8	62.0	14.8	23.9%
Capacity revenue	0.8	0.3	0.5	166.7%	1.1	0.4	0.7	175.0%
Miscellaneous revenue	4.6	2.7	1.9	70.4%	8.1	5.1	3.0	58.8%
Total revenue	227.6	206.9	20.7	10.0%	479.7	431.2	48.5	11.2%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	52.6	48.9	3.7	7.6%	115.9	119.2	(3.3)	(2.8)%
RTO charges	29.9	20.3	9.6	47.3%	61.4	39.5	21.9	55.4%
Net purchased power	82.5	69.2	13.3	19.2%	177.3	158.7	18.6	11.7%
Operation and maintenance	64.8	60.8	4.0	6.6%	128.7	121.5	7.2	5.9%
Depreciation and amortization	29.0	20.7	8.3	40.1%	57.8	42.8	15.0	35.0%
Taxes other than income taxes	27.7	26.9	0.8	3.0%	63.9	56.1	7.8	13.9%
Other, net	—	—	—	—%	—	1.1	(1.1)	(100.0)%
Total operating costs and expenses	204.0	177.6	26.4	14.9%	427.7	380.2	47.5	12.5%

Operating income	23.6	29.3	(5.7)	(19.5)%	52.0	51.0	1.0	2.0%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(13.7)	(11.7)	(2.0)	17.1%	(28.4)	(22.9)	(5.5)	24.0%
Other income / (expense), net	(0.4)	1.3	(1.7)	(130.8)%	(1.7)	2.5	(4.2)	(168.0)%
Total other expense, net	(14.1)	(10.4)	(3.7)	35.6%	(30.1)	(20.4)	(9.7)	47.5%

INCOME BEFORE INCOME TAX (a)	9.5	18.9	(9.4)	(49.7)%	21.9	30.6	(8.7)	(28.4)%

Income tax expense	4.0	3.8	0.2	5.3%	5.7	6.1	(0.4)	(6.6)%

NET INCOME (a)	$5.5	$15.1	$(9.6)	(63.6)%	$16.2	$24.5	$(8.3)	(33.9)%

(a)    For purposes of discussing operating results, we present and discuss INCOME BEFORE INCOME TAX and NET INCOME. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Revenue
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Additionally, our retail revenue is affected by regulated rates and riders including the changes to our ESP described in Note 2. Regulatory Matters of our Form 10-K and Note 2 – Regulatory Matters of AES Ohio's Condensed Financial Statements.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2025	2024	change	% change	2025	2024	change	% change
Actual
Heating degree-days	484	311	173	55.6%	3,223	2,609	614	23.5%
Cooling degree-days	374	443	(69)	(15.6)%	380	443	(63)	(14.2)%

30-year average (b)
Heating degree-days	535	539			3,314	3,321
Cooling degree-days	313	310			316	312
(a)Heating and cooling degree-days are a measure of the relative heating or cooling required for a home or business. The heating degrees in a day are calculated as the degrees that the average actual daily temperature is below 65 degrees Fahrenheit. For example, if the average temperature on March 20th was 40 degrees Fahrenheit, the heating degrees for that day would be the 25-degree difference between 65 degrees and 40 degrees. Similarly, cooling degrees in a day are calculated as the degrees that the average actual daily temperature is above 65 degrees Fahrenheit.
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS
	Three months ended				Six months ended
	June 30,				June 30,
	2025	2024	change	% change	2025	2024	change	% change
Retail electric sales (a)
Residential	1,123	1,196	(73)	(6.1)%	2,711	2,620	91	3.5%
Commercial	868	912	(44)	(4.8)%	1,791	1,779	12	0.7%
Industrial	941	920	21	2.3%	1,767	1,791	(24)	(1.3)%
Governmental	288	302	(14)	(4.6)%	572	586	(14)	(2.4)%
Other	9	10	(1)	(10.0)%	18	20	(2)	(10.0)%
Total retail electric sales	3,229	3,340	(111)	(3.3)%	6,859	6,796	63	0.9%
Wholesale electric sales (b)	114	83	31	37.3%	280	225	55	24.4%
Total electric sales	3,343	3,423	(80)	(2.3)%	7,139	7,021	118	1.7%

(a)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 452 kWh and 423 kWh for the three months ended and 1,037 kWh and 994 kWh for the six months ended June 30, 2025 and 2024, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three and six months ended June 30, 2025 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
3.4%
2.3%
(2.0)%
(6.1)%
(3.6)%
(4.8)%
(3.8)%
(4.8)%
(1.2)%
(3.3)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized QTD
2025 vs. 2024 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
3.5%
(1.2)%
0.7%
(2.3)%
(0.8)%
(1.3)%
(1.8)%
(2.6)%
0.9%
(1.4)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized YTD
2025 vs. 2024 Actual YTD

During the three months ended June 30, 2025, revenue increased $20.7 million to $227.6 million compared to $206.9 million in the same period of the prior year, and, during the six months ended June 30, 2025, revenue increased $48.5 million to $479.7 million compared to $431.2 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Retail
Rate
Increase in the TCRR	$9.7	$21.8
Increase in the DIR	5.0	9.7
Increase in the Infrastructure Investment Rider	0.5	4.9
Increase in the Proactive Reliability Optimization	3.9	3.8
Decrease in the Competitive Bid Revenue Rider Rate	(7.3)	(20.6)
Decrease in the Storm rider	(1.8)	(5.2)
Other	2.5	3.5
Net change in retail rate	12.5	17.9

Volume
Increase / (Decrease) in demand primarily due to weather versus the comparable period	(1.2)	6.7
Net change in retail volume	(1.2)	6.7

Other miscellaneous	(0.5)	(1.3)
Net retail change	10.8	23.3

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	2.5	6.7

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	5.5	15.5

Other
Miscellaneous revenue	1.9	3.0
Net change in revenue	$20.7	$48.5

Net Purchased Power
During the three months ended June 30, 2025, net purchased power increased $13.3 million to $82.5 million compared to $69.2 million in the same period of the prior year, and, during the six months ended June 30, 2025, net purchased power increased $18.6 million to $177.3 million compared to $158.7 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Net purchased power
Purchased power
Rate
Decrease primarily due to lower prices in the competitive bid process	$(9.4)	$(20.9)
Volume
Increase in volume of purchased power primarily due to higher retail SSO demand versus the comparable period	13.1	17.6
Total purchased power change	3.7	(3.3)

RTO charges
Increase primarily due to increase in TCRR rates	9.6	21.9
Net change in purchased power	$13.3	$18.6

Operation and Maintenance
During the three and six months ended June 30, 2025, Operation and Maintenance expense increased $4.0 million and $7.2 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Increase in IT costs, primarily associated with customer billing system upgrade	$2.4	$6.3
Other	1.6	0.9
Net change in operation and maintenance expense	$4.0	$7.2

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization
During the three and six months ended June 30, 2025, Depreciation and amortization increased $8.3 million and $15.0 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

Taxes Other Than Income Taxes
During the three and six months ended June 30, 2025, Taxes other than income taxes increased $0.8 million and $7.8 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure plan, net of regulatory deferrals.

Interest Expense, Net
During the three and six months ended June 30, 2025, Interest expense, net increased $2.0 million and $5.5 million, respectively, compared to the same periods in the prior year. The increases were primarily due to higher outstanding debt balances versus the comparable periods in the prior year.

Other Income / (Expense), Net
During the three and six months ended June 30, 2025, Other income / (expense), net decreased $1.7 million and $4.2 million, respectively, compared to the same periods in the prior year, primarily due to lower AFUDC equity.

Income Tax Expense

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2025	2024	change	% change	2025	2024	change	% change
Income tax expense	4.0	3.8	0.2	5%	5.7	6.1	(0.4)	(7)%

The increases / (decreases) in income tax expense of $0.2 million and $(0.4) million during the three and six months ended June 30, 2025, respectively, compared to the same periods of the prior year were primarily driven by higher pre-tax income in the prior year, offset by a decrease in the net tax benefit related to the reversal of excess deferred taxes and AFUDC equity.

See Note 5. Income Taxes of AES Ohio's Condensed Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

During 2025 and beyond, we expect our financial results will be primarily impacted by retail demand and weather. In addition, AES Ohio's financial results are likely to be driven by other factors including, but not limited to:

•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•the timely recovery of transmission and distribution expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this Quarterly Report impact us more significantly than we currently anticipate, then these factors, or other factors unknown to us, may impact our operating income, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see Item 1. Business and Item 1A. Risk Factors in our Form 10-K.

Operational

Customer Information and Billing System Implementation

During the third quarter of 2024, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted, which has resulted in a higher allowance for credit losses as of June 30, 2025. AES Ohio reinstituted the customer disconnections process and collection efforts and write-off processes in late June 2025.

Capital Projects

Our construction projects have experienced some indications of delays and price increases due to supply chain disruptions; however, they are currently proceeding without material delays. For further discussion of our capital requirements, see PART I, ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

Macroeconomic and Political

U.S. Utilities Load Growth and Large Load Customers

The expansion of data center needs related to the growing use of generative artificial intelligence has the potential to be a significant accelerant to the load growth of the U.S. utilities market. AES Ohio is working with several companies to provide solutions for the electric service needs of data centers and we see these relationships growing as utilization of generative artificial intelligence drives the expansion of data center use within our service territory. As part of this process, AES Ohio is evaluating cost effective options to reliably serve these large data center customers.

Trump Administration Actions

On January 25, 2025, President Trump issued an Executive Order titled "Declaring a National Energy Emergency" directing agencies to, among other tasks, identify and exercise any lawful emergency authorities available to them to facilitate the identification, leasing, siting, production, transportation, refining, and generation of domestic energy resources.

Tax

The macroeconomic and political environments in the U.S. have changed in recent years. This could result in significant impacts to future tax law. In the U.S., the IRA included a 15% corporate alternative minimum tax (CAMT) based on adjusted financial statement income. In June 2025, the IRS released interim guidance for CAMT and announced its intention to revise regulations that were proposed in September 2024. The impact to the Company in 2025 is not expected to be material. We will continue to monitor the issuance of CAMT revised guidance.

On July 4, 2025, the United States enacted [H.R. 1] (the “2025 Act”). The legislation included amendments to, and extensions of, various U.S. corporate income tax provisions, which may impact our effective tax rate in future periods. However, the impact to the effective tax rate is not expected to be material. Our interpretation of the 2025 Act may change as the U.S. Treasury and the IRS issue additional guidance.

Inflation

In the markets in which we operate, there have been higher rates of inflation recently. If inflation increases in our market, it may increase our expenses that we may not be able to pass through to customers. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the SSO auction process has reflected current macroeconomic conditions in terms of pricing.

Interest Rates

In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing AES Ohio long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement and AES Ohio Term Loan Agreement.

Regulatory

AES Ohio’s facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K and Form 10-Q previously filed with the SEC during 2025 describe other regulatory matters, which have not materially changed since those filings.

Ohio Energy Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (Sub. HB 15) that was signed by the Governor and will be effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (ESPs) and associated recovery riders. Among other provisions, the legislation eliminates as of its effective date, the LGR, which currently allows for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of any remaining regulatory asset balance amounts or future net OVEC costs and revenues, could be material to our results of operations, financial condition and cash flows. As of June 30, 2025, AES Ohio established a reserve of $3.2 million for the LGR regulatory asset.

AES Ohio ESP and Smart Grid Comprehensive Settlement

The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Additionally, the OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the Smart Grid Comprehensive Settlement as it relates to the 2018 and 2019 SEET. Oral arguments regarding these appeals were held in April 2025, and a court decision is pending.

Smart Grid Phase 2 Plan

In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of Sub. HB 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.

2024 Distribution Rate Case application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. Among other matters, the application requests:

•An increase to its annual distribution revenue requirement of $235.2 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 10.95% and a cost of long-term debt of 4.49% on a distribution rate base of $1.3 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt; and
•A date certain of September 30, 2024 and a test period of June 1, 2024 – May 31, 2025

The rate case application also includes a proposal for increased tree-trimming expenses. On June 27, 2025, the PUCO Staff submitted their Report and Recommendations; the PUCO has set the evidentiary hearing to begin September 9, 2025 and public hearings to be held on August 7 and August 14, 2025.

See PART I, ITEM 1., Note 2. Regulatory Matters of AES Ohio's Condensed Financial Statements for further information regarding these and other regulatory matters.

Environmental

We have several pending environmental matters associated with our previously-owned stations. Some of these matters could have a material adverse effect on our results of operations, financial condition and cash flows.

As a result of AES Ohio no longer directly owning or operating any generating stations, the following environmental matters, regulations and requirements are not expected to have a material impact on AES Ohio:
•MATS and any associated regulatory or judicial processes;
•NAAQS; and
•recently finalized CAA Section 111(d) regulations for greenhouse gases from existing electric generating units.

Trump Administration Actions Affecting Environmental Regulations

On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy” directing Agencies to, among other tasks, review regulations issued under the prior administration to determine whether they should be suspended, revised, or rescinded. The Trump Administration also issued a memorandum titled

“Regulatory Freeze Pending Review” directing agencies to refrain from proposing or issuing any rules until the Trump Administration has reviewed and approved those rules. In accordance with these and other Trump Administration Executive Orders, on March 12, 2025, EPA released a list of environmental regulations that will be targeted for reconsideration and other deregulatory action. These and other actions, including other Executive Orders and directives from the Trump Administration, may have an impact on regulations that may affect our business, financial condition, or results of operations.

Clean Water Act - Regulation of Water Discharge

The concept of "Waters of the U.S." ("WOTUS") defines the geographic reach and authority of the U.S. Army Corps of Engineers and the EPA (the "Agencies") to regulate streams, wetlands, and other water bodies under the CWA. There have been multiple Supreme Court decisions and dueling regulatory definitions over the past several years concerning the proper standard for how to properly determine whether a wetland or stream that is not navigable is considered a WOTUS. On May 25, 2023, the U.S. Supreme Court rendered a decision (the "Decision") in the case of Sackett v. Environmental Protection Agency, addressing the definition of WOTUS with regards to the CWA. The Decision provides a clear standard that substantially restricts the Agencies' ability to regulate certain types of wetlands and streams. Specifically, wetlands that do not have a continuous surface connection with traditional interstate navigable waters is not federally jurisdictional.

On September 8, 2023, the Agencies published final rule amendments in the Federal Register to amend the final “Revised Definition of ‘Waters of the United States’” rule. This final rule conforms the definition of WOTUS to the definition adopted in the Decision. The Agencies have amended key aspects of the regulatory text to conform the rule to the Decision. On March 12, 2025, the Agencies issued a joint guidance memorandum for implementing the “continuous surface connection” consistent with the Decision and related issues. The Federal Register notice was published on March 24, 2025 outlining a process to gather recommendations for implementation of WOTUS. It is too early to determine whether any outcome of litigation or current or future revisions to rules interpreting federal jurisdiction over waters over the U.S. may have a material adverse effect on our results of operations, financial condition and cash flows.

Regulation of CCR

On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective ("CCR Rule"). The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act ("WIIN Act"), includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. With the sale of our coal-fired generating stations, we expect that the impact of these regulations would be limited to our interest in OVEC.

On August 28, 2020, the EPA published the CCR Part A Rule that, among other amendments, required certain CCR units to cease waste receipt and initiate closure by April 11, 2021. The CCR Part A Rule also allowed for extensions of the April 11, 2021 deadline if EPA determines certain criteria are met. Facilities seeking such an extension were required to submit a demonstration to EPA by November 30, 2020. On January 11, 2022, EPA released its first in a series of proposed determinations regarding nine CCR Part A Rule demonstrations, including for OVEC’s Clifty Creek and four compliance-related letters notifying certain other facilities of their compliance obligations under the federal CCR regulations. The determinations and letters include interpretations regarding implementation of the CCR Rule. On April 8, 2022, petitions for review were filed challenging these EPA actions. The petitions were consolidated in Electric Energy, Inc. v. EPA. On June 28, 2024, the court dismissed the petitions for review, finding that the EPA actions were an application of the existing CCR regulations. It is too early to determine the direct or indirect impact of this ruling or if additional litigation might be pursued.

On May 8, 2024, the EPA published final revisions to the CCR Rule, which were effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges and on November 1, 2024, the D.C. Circuit Court denied a motion to stay these revisions to the CCR Rule. On November 5, 2024, an application for stay of the CCR Rule revisions was filed with the U. S. Supreme Court, which was denied by the court on December 11, 2024. On July 22, 2025, EPA published both a direct final rule and a proposed rule that, if finalized, would extend certain deadlines for coal combustion residual management units associated with its May 8, 2024 revisions to the CCR Rule. It is too early to determine any potential impact from these revisions to the CCR Rule.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

AES Ohio had unrestricted cash and cash equivalents of $37.8 million as of June 30, 2025. At that date, AES Ohio did not have any short-term investments. AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,021.5 million.

From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, changes in the timing of tariff increases or delays in regulatory determinations could affect the cash flows and results of operations of our businesses. AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. AES Ohio last received approval in July 2025 to, among other things, issue up to $450 million of long-term indebtedness.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary AES Ohio. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis
The following table summarizes the cash flows:

	Six months ended June 30,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$7.3	$81.7	$(74.4)
Net cash used in investing activities	(163.4)	(304.0)	140.6
Net cash provided by financing activities	169.3	229.0	(59.7)
Net increase in cash, cash equivalents and restricted cash	13.2	6.7	6.5
Balance at beginning of period	24.7	15.6	9.1
Cash, cash equivalents and restricted cash at end of period	$37.9	$22.3	$15.6

The following cash flow review compares the cash flows of AES Ohio for the six months ended June 30, 2025 to the cash flows for the six months ended June 30, 2024.

Operating activities

	Six months ended June 30,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net income	$16.2	$24.5	$(8.3)
Depreciation and amortization	57.8	42.8	15.0
Deferred income taxes	2.8	6.1	(3.3)
Other adjustments to net income	0.7	(2.2)	2.9
Net income, adjusted for non-cash items	77.5	71.2	6.3
Net change in operating assets and liabilities and other	(70.2)	10.5	(80.7)
Net cash provided by operating activities	$7.3	$81.7	$(74.4)

The net change in operating assets and liabilities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to the timing of invoices and payments	$(39.9)
Decrease from higher net accounts receivable driven by timing of collections, billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	(29.2)
Decrease from changes in interest accruals on outstanding debt in the comparable periods	(5.9)
Other	(5.7)
Net change in operating assets and liabilities and other	$(80.7)

Investing activities
Net cash used in investing activities decreased $140.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:

$ in millions	$ Change
Lower capital expenditures on AES Ohio T&D projects primarily due to timing of invoices and payments in the comparative periods and lower digital related investment due to the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	$130.6
Lower cost of removal payments	9.8
Other	0.2
Net change in investing activities	$140.6

Financing activities
Net cash provided by financing activities decreased $59.7 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:

$ in millions	$ Change
Decrease due to higher net repayments on AES Ohio's revolving credit facility	$(100.0)
Increase due to lower distributions to parent in the comparable periods	21.0
Increase due to higher equity contributions from parent in the comparable periods	20.0
Other	(0.7)
Net change in financing activities	$(59.7)

LIQUIDITY
We expect our existing cash balances, cash generated from operating activities and borrowing capacity on our existing credit facilities will be adequate to meet our anticipated operating needs, including interest expense on our debt and any dividends to our equity owners. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and any dividend payments. For 2025 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations, funds from debt financing and funds from capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under the AES Ohio Credit Agreement will continue to be available to manage working capital requirements during those periods. The absence of adequate liquidity could adversely affect our ability to operate our business and have a material adverse effect on our results of operations, financial condition and cash flows.

At June 30, 2025, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2025
AES Ohio Credit Agreement	Revolving	March 2030	$350.0	$190.0

For the AES Ohio Credit Agreement, as of June 30, 2025, there were $160.0 million in borrowings under the facility, with the remaining $190.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 is currently estimated to cost up to $1.3 billion, and includes estimates as follows:

$ in millions	2025	2026	2027	For the three-year period from 2025 through 2027
Distribution-related additions, improvements and extensions	$188.0	$172.0	$176.0	$536.0
Transmission-related additions and improvements	193.0	262.0	231.0	686.0
Smart Grid Phase 1 improvements and additions	35.0	—	—	35.0
Other	16.0	13.0	9.0	38.0
Total for AES Ohio	432.0	447.0	416.0	1,295.0

Other subsidiaries	3.0	6.0	6.0	15.0
Total for DPL	$435.0	$453.0	$422.0	$1,310.0

AES Ohio's projection includes expected spending under its Smart Grid Phase 1 included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. With the recent enactment of Sub. HB 15, AES Ohio withdrew its Smart Grid Phase 2 Application and is currently reevaluating its capital expenditure programs. AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. See more information in Note 2. Regulatory Matters of AES Ohio's Condensed Financial Statements.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. Anticipated costs related to these standards are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 5. Debt of our Form 10-K.

Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and credit ratings (issuer/corporate rating) and outlook for AES Ohio.

Debt ratings	AES Ohio Rating	AES Ohio Outlook
Fitch Ratings	BBB+ (a)	Stable
Moody's Investors Service, Inc.	Baa1 (a)	Stable
Standard & Poor's Financial Services LLC	BBB+ (a)	Stable

Credit ratings	AES Ohio Rating	AES Ohio Outlook
Fitch Ratings	BBB-	Stable
Moody's Investors Service, Inc.	Baa3	Stable
Standard & Poor's Financial Services LLC	BBB-	Stable

(a) Rating relates to AES Ohio’s senior secured debt.

We cannot predict whether the current debt and credit ratings of AES Ohio will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. A security rating is not a recommendation to buy, sell or hold securities. Such ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. If the rating agencies were to reduce our debt or credit ratings, our borrowing costs may increase, our potential pool of investors and funding resources may be reduced, and we may be required to post additional collateral under selected contracts. These events could have an adverse effect on our results of operations, financial condition and cash flows. In addition, any such reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities.

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see PART I, ITEM 1., Note 8. Commitments and Contingencies of AES Ohio's Condensed Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
AES Ohio’s Condensed Financial Statements are prepared in accordance with GAAP. In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on our historical experience and assumptions that we believe to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2024 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also, from time to time, involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material.

Our Form 10-K for the fiscal year ended December 31, 2024 and Form 10-Q for the quarter ended March 31, 2025, and the Notes to AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in PART I, ITEM 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations and PART I, ITEM 1., Note 2. Regulatory Matters and Note 8. Commitments and Contingencies of AES Ohio's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. – Risk Factors of our Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As disclosed in further detail in Note 1 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, in a series of transactions that occurred in early April 2025 which were not registered under the Securities Act of 1933 as amended, in connection with an investment by a wholly-owned subsidiary of CDPQ, on April 2, 2025, DPL contributed to Ohio Holdings 41,172,173 shares, or 100%, of the issued and outstanding shares of common stock of AES Ohio. As a result of this transaction, Ohio Holdings owns 100% of the issued and outstanding shares of common stock of AES Ohio.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit	Location
10.1
Amendment dated July 30, 2025 to the $150,000,000 Term Loan Agreement, dated August 14, 2024, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Bookrunner and Joint Lead Arranger, and U.S. Bank National Association, as Syndication Agent and Joint Lead Arranger
Filed herewith as Exhibit 10.1
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 1, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	August 1, 2025	/s/ Karin M. Mehringer
Karin M. Mehringer
Controller
(principal accounting officer)