Form 10-Q
period 2025-09-30
DAYTON POWER & LIGHT CO
filed 2025-11-04
CIK 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 4, 2025, The Dayton Power & Light Company had the following shares of common stock outstanding:

Description	Shares Outstanding

Common Stock, $0.01 par value	41,172,173

AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2025

AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2025
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$350.0 million AES Ohio Amended and Restated Credit Agreement, dated as of March 25, 2025
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
CDPQ	Caisse de dépôt et placement du Québec
CRES	Competitive Retail Electric Service
CWA	U.S. Clean Water Act
DIR	Distribution Investment Rider - established in the ESP 4 to recover certain distribution capital investments placed in service beginning June 30, 2020, for three years, and subject to increasing annual revenue limits and other terms. The annual revenue limit for 2025 is $47.0 million.
DPL	DPL LLC and its consolidated subsidiaries. On April 3, 2025, DPL Inc. converted its form of business organization from an Ohio corporation to an Ohio limited liability company (the "Conversion"). Upon the Conversion, DPL Inc. changed its name to DPL LLC.
DP&L	The Dayton Power and Light Company - the principal indirect subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L does business as AES Ohio.
EPA	U.S. Environmental Protection Agency
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 4	DP&L's ESP filed September 26, 2022 which was approved by the PUCO in August 2023
FASB	Financial Accounting Standards Board
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed on March 3, 2025
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
IRS	Internal Revenue Service
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LGR	Legacy Generation Resource Rider
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the EPA’s rules for existing and new power plants under Section 112 of the CAA
MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
NAAQS	National Ambient Air Quality Standards - the EPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
OAQDA	Ohio Air Quality Development Authority
OCC	The Office of the Ohio Consumers’ Counsel (OCC) is the statewide legal representative for Ohio’s residential consumers in matters related to their investor-owned electric, natural gas, telephone, and water services.
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Pension Plans	AES Ohio sponsors two defined benefit plans, The Dayton Power and Light Company Retirement Income Plan and The Dayton Power and Light Company Supplemental Executive Retirement Plan
PJM	PJM Interconnection, LLC, an RTO

AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2025

Term	Definition
PRO
Proactive Reliability Optimization Rider - established in the ESP 4 to recover costs deferred starting from 2021 forward related to vegetation management costs. Deferral and recovery through this rider is only for costs above the amount recovered in base distribution rates and subject to an established deferral cap. The annual deferral cap is $7.5 million in 2025.

PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. businesses
Smart Grid Phase 1	In June 2021, the PUCO approved the first phase of AES Ohio's grid modernization plan, covering four years of investment.
Smart Grid Phase 2	AES Ohio's second phase of its grid modernization plan approved by the PUCO in 2024 and subsequently withdrawn on May 23, 2025.
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
TSCR	Tax Savings Credit Rider
U.S.	United States of America
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
Utility segment	Utility segment is made up of DP&L’s electric transmission and distribution businesses, which transmit and distribute electricity to residential, commercial, industrial and governmental customers

AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2025
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

AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2025

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2025 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

AES Ohio
Form 10-Q for the Quarterly Period ended September 30, 2025
PART I: FINANCIAL INFORMATION

This report includes the filing of DP&L. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to DP&L, respectively and altogether, unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
REVENUE	$292.7	$225.4	$772.4	$656.6

OPERATING COSTS AND EXPENSES:
Net purchased power	113.6	84.1	290.9	242.8
Operation and maintenance	70.4	66.3	199.1	187.8
Depreciation and amortization	29.4	25.2	87.2	68.0
Taxes other than income taxes	36.3	28.1	100.2	84.2
Loss on asset disposal	—	—	—	1.1
Total operating costs and expenses	249.7	203.7	677.4	583.9

OPERATING INCOME	43.0	21.7	95.0	72.7

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(14.6)	(11.8)	(43.0)	(34.7)
Other income / (expense), net	(0.6)	0.7	(2.3)	3.2
Total other expense, net	(15.2)	(11.1)	(45.3)	(31.5)

INCOME BEFORE INCOME TAX	27.8	10.6	49.7	41.2

Income tax expense / (benefit)	10.9	(1.9)	16.6	4.2

NET INCOME	$16.9	$12.5	$33.1	$37.0
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
NET INCOME	$16.9	$12.5	$33.1	$37.0
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.2), $(0.2), $(0.4) and $(0.4) for each respective period	0.5	0.4	1.5	1.2
Other comprehensive income	0.5	0.4	1.5	1.2

NET COMPREHENSIVE INCOME	$17.4	$12.9	$34.6	$38.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78.7	$24.6
Accounts receivable, net of allowance for credit losses of $8.9 and $6.1, respectively (Note 1)	143.6	106.6
Inventories	75.6	69.0
Taxes applicable to subsequent years	33.9	137.1
Regulatory assets, current	77.7	82.0
Taxes receivable	26.5	24.9
Prepayments and other current assets	12.6	8.4
Total current assets	448.6	452.6

NON-CURRENT ASSETS:
Property, plant & equipment, net of accumulated depreciation of $1,149.3 million and $1,115.5 million, respectively	2,736.9	2,546.2
Regulatory assets, non-current	135.8	140.0
Intangible assets, net of amortization	169.9	173.2
Other non-current assets	40.7	43.2
Total other non-current assets	3,083.3	2,902.6
Total assets	$3,531.9	$3,355.2

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	$0.2	$290.1
Accounts payable	121.9	132.1
Accrued taxes	145.7	115.2
Accrued interest	14.3	10.2
Customer deposits	18.0	14.2
Regulatory liabilities, current	2.1	10.3
Accrued and other current liabilities	36.5	32.2
Total current liabilities	338.7	604.3

NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	1,384.2	1,012.7
Deferred income taxes	227.1	217.6
Taxes payable	0.4	137.5
Regulatory liabilities, non-current	190.6	169.4
Accrued pension and other postretirement obligations	23.7	30.7
Other non-current liabilities	4.7	5.2
Total non-current liabilities	1,830.7	1,573.1
Total liabilities	2,169.4	2,177.4

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	1,327.7	1,177.6
Accumulated other comprehensive loss	(24.9)	(26.4)
Retained earnings	59.3	26.2
Total common shareholder's equity	1,362.5	1,177.8
Total liabilities and shareholder's equity	$3,531.9	$3,355.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$33.1	$37.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.2	68.0
Amortization of deferred financing costs and debt discounts	1.3	1.1
Deferred income taxes	18.1	4.2
Loss on asset disposal	—	1.1
Allowance for equity funds used during construction	(0.3)	(5.4)
Changes in certain assets and liabilities:
Accounts receivable, net	(37.0)	(8.0)
Inventories	(6.6)	(15.8)
Taxes applicable to subsequent years	103.2	86.6
Prepayments and other current assets	(4.2)	(8.0)
Current regulatory assets and liabilities, net	(3.9)	(17.1)
Non-current regulatory assets and liabilities, net	5.0	9.5
Other non-current assets	0.2	16.4
Accounts payable	(8.8)	22.7
Accrued taxes payable / receivable	(108.2)	(100.2)
Accrued interest	4.1	8.5
Accrued and other current liabilities	11.1	21.4
Accrued pension and other postretirement benefits	(7.0)	(6.2)
Other	1.3	1.7
Net cash provided by operating activities	88.6	117.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(256.1)	(449.6)
Cost of removal payments	(8.5)	(21.9)
Other investing activities, net	(0.4)	(0.7)
Net cash used in investing activities	(265.0)	(472.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	385.0	355.0
Repayments under revolving credit facilities	(525.0)	(325.0)
Issuance of short-term debt	—	150.0
Repayments of short-term debt	(150.0)	—
Issuance of long-term debt	375.0	—
Distributions to parent	—	(21.0)
Equity contributions from parent	150.0	200.0
Payments of deferred financing costs	(4.5)	(0.2)
Net cash provided by financing activities	230.5	358.8
Cash, cash equivalents, and restricted cash:
Net increase in cash, cash equivalents and restricted cash	54.1	4.1
Cash, cash equivalents and restricted cash at beginning of period	24.7	15.6
Cash, cash equivalents and restricted cash at end of period	$78.8	$19.7
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$53.1	$27.2
Non-cash investing activities:
Accruals for capital expenditures	$47.2	$37.4
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2025	41,172,173	$0.4	$1,177.6	$(26.4)	$26.2	$1,177.8
Net income	—	—	—	—	10.7	10.7
Other comprehensive income	—	—	—	0.5	—	0.5
Balance at March 31, 2025	41,172,173	0.4	1,177.6	(25.9)	36.9	1,189.0
Net income	—	—	—	—	5.5	5.5
Other comprehensive income	—	—	—	0.5	—	0.5
Equity contribution from parent	—	—	150.0	—	—	150.0
Other	—	—	0.1	—	—	0.1
Balance at June 30, 2025	41,172,173	$0.4	$1,327.7	$(25.4)	$42.4	$1,345.1
Net income	—	—	—	—	16.9	16.9
Other comprehensive income	—	—	—	0.5	—	0.5
Balance at September 30, 2025	41,172,173	$0.4	$1,327.7	$(24.9)	$59.3	$1,362.5

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	41,172,173	$0.4	$977.4	$(27.9)	$29.3	$979.2
Net income	—	—	—	—	9.4	9.4
Other comprehensive income	—	—	—	0.4	—	0.4
Other	—	—	0.1	—	—	0.1
Balance at March 31, 2024	41,172,173	0.4	977.5	(27.5)	38.7	989.1
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.4	—	0.4
Distributions to parent	—	—	—	—	(21.0)	(21.0)
Equity contributions from parent	—	—	130.0	—	—	130.0
Balance at June 30, 2024	41,172,173	$0.4	$1,107.5	$(27.1)	$32.8	$1,113.6
Net income	—	—	—	—	12.5	12.5
Other comprehensive income	—	—	—	0.4	—	0.4
Equity contributions from parent	—	—	70.0	—	—	70.0
Balance at September 30, 2024	41,172,173	$0.4	$1,177.5	$(26.7)	$45.3	$1,196.5

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and nine months ended September 30, 2025 and 2024

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to approximately 530,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and expenses associated with AES Ohio's investment in OVEC. AES Ohio is an indirect majority-owned subsidiary of DPL.

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

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of expected results for the year ending December 31, 2025. The accompanying condensed financial statements are unaudited and should be read in conjunction with the 2024 audited financial statements and footnotes thereto, which are included in our Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	September 30, 2025	December 31, 2024
Cash and cash equivalents	$78.7	$24.6
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$78.8	$24.7

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of September 30, 2025 and December 31, 2024:

$ in millions	September 30, 2025	December 31, 2024
Accounts receivable, net:
Customer receivables	$117.4	$79.0
Unbilled revenue	25.6	24.1
Amounts due from affiliates	1.8	3.6
Other	7.7	6.0
Allowance for credit losses	(8.9)	(6.1)
Total accounts receivable, net	$143.6	$106.6

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,
$ in millions	2025	2024
Allowance for credit losses:
Beginning balance	$6.1	$0.9
Current period provision	8.9	3.8
Write-offs charged against allowance	(6.1)	(3.5)
Recoveries	—	0.6
Ending balance	$8.9	$1.8

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, of our receivables balance. Amounts are written off when reasonable collections efforts have been exhausted. Beginning in 2024 and continuing into 2025, the current period provision and allowance for credit losses has increased due to a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of our customer billing system upgrade in the third quarter of 2024. AES Ohio reinstituted the customer disconnections process and collection efforts and write-off processes in late June 2025.

Inventories
Inventories consist of materials and supplies as of September 30, 2025 and December 31, 2024.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and nine months ended September 30, 2025 and 2024, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
AFUDC equity	$0.2	$1.4	$0.3	$5.4
AFUDC debt	$1.5	$1.8	$4.4	$6.3

AOCI / AOCL
The changes in the components of AOCL during the nine months ended September 30, 2025 are as follows:

$ in millions	Change in unfunded pension and other postretirement obligations
Balance as of January 1, 2025	$(26.4)

Amounts reclassified from AOCL to earnings	1.5

Balance as of September 30, 2025	$(24.9)

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Excise taxes collected	$13.7	$13.2	$38.0	$37.2

New Accounting Pronouncements Adopted in 2025
The Company assessed accounting pronouncements adopted in 2025 and determined that they were not applicable or did not have a material impact on the Company's Financial Statements.
New Accounting Pronouncements Issued But Not Yet Effective
The following table provides a brief description of recent accounting pronouncements that could have an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Furthermore, companies are required to disclose a disaggregated amount of income taxes paid at a federal, state, and foreign level as well as a breakdown of income taxes paid in a jurisdiction that comprises 5% of a company's total income taxes paid. Lastly, this ASU requires that companies disclose income (loss) from continuing operations before income tax at a domestic and foreign level and that companies disclose income tax expense from continuing operations on a federal, state, and foreign level.	The amendments in this Update are effective for fiscal years beginning after December 15, 2024.	We are currently evaluating the impact of adopting the standard on our financial statements. This ASU only affects disclosures, which will be provided when the amendment becomes effective.
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
2025-06: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur:
1. Management has authorized and committed to funding the software project.
2. It is probable that the project will be completed and the software will be used to perform the function intended.
In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The two factors to consider in determining whether there is significant development uncertainty are whether:
1. The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing.
2. The entity has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements.
		The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.	We are currently evaluating the impact of adopting the standard on our financial statements.

2. REGULATORY MATTERS

Ohio Legislation, AES Ohio ESPs and Smart Grid Plans

Ohio Energy Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (House Bill 15) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (ESPs) and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminates as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition and cash flows.

AES Ohio ESP Appeal

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

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation (the Settlement) with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (Smart Grid Phase 1), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. Oral arguments regarding this appeal were held on April 2, 2025. The Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. AES Ohio filed testimony with the PUCO proposing a refund of $1.6 million based on analysis by its external financial consultant. The PUCO commenced an evidentiary hearing on this issue on October 28, 2025, and a PUCO decision is pending.

Smart Grid Phase 2 Plan

In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of House Bill 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.

Distribution Rate Cases

2024 Distribution Rate Case Application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application is based on a date certain of September 30, 2024 and a test period of June 1, 2024 - May 31, 2025.

On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “Settlement”) with various intervening parties and the Staff of the PUCO. The Settlement provides for updated base rates for electric distribution service customers in AES Ohio’s service territory and among other matters includes:

•An increase to its annual distribution revenue requirement of $167.9 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt.
•The net recovery of certain expenditures by AES Ohio, primarily related to one-time costs supporting the implementation of AES Ohio’s customer billing system upgrade. During the third quarter of 2025, AES Ohio recorded a net deferral of $8.4 million for previously recognized costs related to this recovery.

The Settlement is subject to, and conditioned upon, approval by the PUCO.

Multi-Year Reliability Plan

To comply with House Bill 15, AES Ohio has provided the PUCO with notice of its intent to file an application no earlier than November 10, 2025 to establish a Multi-Year Reliability Plan. This plan will describe the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application will also propose rates for future electric distribution service in 2027, 2028 and 2029.

Tax Savings Credit Rider

As a result of the TCJA and the resulting decrease of the federal corporate income tax rate, AES Ohio established a Tax Savings Credit Rider (TSCR) for the purpose of returning certain benefits of the TCJA to customers, which was approved by the PUCO in 2018 as part of a stipulation adopted by the PUCO in AES Ohio’s 2015 Distribution Rate Case. In November 2024, AES Ohio filed an application to update the TSCR to address an inadvertent normalization violation identified by the Company. On July 9, 2025, the PUCO approved AES Ohio’s application to update its TSCR to correct the inadvertent normalization violation through collection of $13.6 million from customers over twelve months, which became effective in August 2025.

3. FAIR VALUE

The fair value of our current financial assets and liabilities approximates their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. Because these amounts are estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 4. Fair Value in Item 8. – Financial Statements and Supplementary Data of our Form 10-K.
Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value within Other non-current assets on the Condensed Balance Sheets and are classified as equity investments. Net unrealized gains / (losses) related to equity investments still held as of September 30, 2025 and 2024 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Net unrealized gains (a)	$0.4	$0.4	$0.6	$0.7

(a)    These amounts are included in Other income / (expense), net in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2025 or 2024.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of September 30, 2025 and December 31, 2024 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of September 30, 2025				Fair value as of December 31, 2024
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.7	$—	$—	$0.7	$0.4	$—	$—	$0.4
Mutual funds	7.5	—	—	7.5	7.6	—	—	7.6
Total assets	$8.2	$—	$—	$8.2	$8.0	$—	$—	$8.0

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

The following table presents the carrying amount, fair value, and fair value hierarchy of our financial liabilities that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	September 30, 2025					December 31, 2024
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Long-term debt	$1,384.4	$—	$1,279.5	$16.5	$1,296.0	$1,012.9	$—	$894.8	$16.6	$911.4

4. DEBT

Long-term debt is as follows:

	Interest		September 30,	December 31,
$ in millions	Rate	Due	2025	2024
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	140.0
First Mortgage Bonds	5.70%	2033	107.5	107.5
First Mortgage Bonds	5.19%	2033	100.0	100.0
First Mortgage Bonds	4.55%	2030	375.0	—
First Mortgage Bonds	5.49%	2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	2027	40.0	40.0
U.S. Government note	4.20%	2061	16.5	16.6
Unamortized deferred financing costs			(9.6)	(6.6)
Unamortized debt discounts			(2.5)	(2.1)
Total long-term debt			1,384.4	1,012.9
Less: current portion			(0.2)	(0.2)
Long-term debt, net of current portion			$1,384.2	$1,012.7

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

Revolving Credit Agreement
AES Ohio entered into a third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of September 30, 2025 and December 31, 2024, the AES Ohio Credit Agreement had outstanding borrowings of $0.0 million and $140.0 million, respectively.

Significant Transactions
In August 2025, AES Ohio issued $375 million aggregate principal amount of first mortgage bonds, 4.55% Series, due August 2030, pursuant to rule 144A and Regulation S under the Securities Act. The net proceeds from this offering were used to repay the $150 million 364-day term loan agreement, outstanding borrowings on the Credit Agreement, and for general corporate purposes.

Term Loan Agreement
In August 2024, AES Ohio entered into an unsecured $150.0 million 364-day term loan agreement, which was fully drawn at closing with the proceeds being used for general corporate purposes. In August 2025, a portion of the net proceeds from the $375 million principal amount of first mortgage bonds, 4.55% Series, were used to repay the $150.0 million 364-day term loan agreement in full.
Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of September 30, 2025, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of September 30, 2025, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Effective combined state and federal income tax rates	39.2%	(17.9)%	33.4%	10.2%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the amortization of a municipal tax shortage and the flowthrough of net tax expense related to the reversal of excess deferred taxes. The net tax expense related to the reversal of excess deferred taxes increased in the third quarter of 2025 as a result of the flowthrough tax expense associated with the PUCO Order on the Tax Savings Credit Rider issued on July 9, 2025.

AES Ohio's income tax expense for the nine months ended September 30, 2025 was calculated using the estimated annual effective income tax rate for 2025 of 33.3% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Service cost	$0.5	$0.7	$1.6	$1.9
Interest cost	3.7	3.6	11.0	11.0
Expected return on plan assets	(3.9)	(3.7)	(11.8)	(11.1)
Amortization of unrecognized:
Prior service cost	0.2	0.3	0.7	0.7
Actuarial loss	1.3	0.9	3.8	2.9
Net periodic benefit cost	$1.8	$1.8	$5.3	$5.4

The components of net periodic benefit cost other than service cost are included in Other income / (expense), net in the Condensed Statements of Operations.

There were $7.5 million in employer contributions during the nine month periods ended September 30, 2025 and September 30, 2024, respectively.

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

7. SHAREHOLDER'S EQUITY
During the nine months ended September 30, 2025, Ohio Holdings made equity contributions of $150.0 million to AES Ohio.
During the nine months ended September 30, 2024, DPL made equity contributions of $200.0 million to AES Ohio.

The proceeds from these equity contributions are intended primarily for funding needs related to AES Ohio’s capital expenditure program.

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2025, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of September 30, 2025.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of September 30, 2025 and December 31, 2024.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of September 30, 2025, AES Ohio could be responsible for the repayment of 4.9%, or $43.7 million, of $892.2 million OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2026 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for AES Ohio’s reportable business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Revenue	$292.7	$225.4	$772.4	$656.6

Net purchased power	113.6	84.1	290.9	242.8
Operation and maintenance	70.4	66.3	199.1	187.8
Depreciation and amortization	29.4	25.2	87.2	68.0
Taxes other than income taxes	36.3	28.1	100.2	84.2
Interest expense	14.6	11.8	43.0	34.7
Other segment items (a)	0.6	(0.7)	2.3	(2.1)
Income before income tax	27.8	10.6	49.7	41.2
Income tax expense / (benefit)	10.9	(1.9)	16.6	4.2
Net income / (loss)	$16.9	$12.5	$33.1	$37.0

Capital expenditures	98.6	161.5	$256.1	$449.6

			September 30, 2025	December 31, 2024
Total assets			$3,531.9	$3,355.2
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

AES Ohio's revenue from contracts with customers was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Revenue from contracts with customers	$286.9	$222.1	$758.5	$648.2

The following table presents our revenue from contracts with customers and other revenue for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2025	2024	2025	2024
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$153.2	$120.9	$395.6	$347.1
Commercial revenue	54.5	41.9	138.3	120.5
Industrial revenue	20.7	17.4	54.5	50.1
Governmental revenue	9.2	7.4	23.4	19.5
Other (a)	3.6	2.7	8.6	9.0
Total retail revenue from contracts with customers	241.2	190.3	620.4	546.2
Wholesale revenue
Wholesale revenue from contracts with customers	6.4	4.5	20.9	12.3
RTO ancillary revenue	37.1	27.0	113.9	89.0
Capacity revenue	2.2	0.3	3.3	0.7
Miscellaneous revenue	5.8	3.3	13.9	8.4
Total revenue	$292.7	$225.4	$772.4	$656.6

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from customers were as follows:

$ in millions	September 30, 2025	December 31, 2024
Receivables from contracts with customers	$143.0	$103.1

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

EXECUTIVE SUMMARY

Compared with the same period in the prior year, AES Ohio's results for the three months ended September 30, 2025, reflect an increase in income before income tax of $17.2 million, or 162.3%, as well as an increase in net income of $4.4 million, or 35.2%, and, for the nine months ended September 30, 2025, reflect an increase in income before income tax of $8.5 million, or 20.6%, as well as a decrease in net income of $3.9 million, or 10.5%, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Increase due to higher transmission revenue driven by an increase in transmission investments	$10.1	$24.9
Increase due to PUCO Order on the Tax Savings Credit Rider issued on July 9, 2025	13.0	13.0
Increase due to higher DIR revenues	1.8	11.5
Increase from deferral of one-time costs supporting the implementation of AES Ohio's customer billing system upgrade, following the 2024 Distribution Rate Case settlement	10.8	10.8
Increase in retail margin due to higher volumes driven by weather and higher retail demand	3.7	5.4
Decrease due to higher depreciation and amortization driven by assets placed in service	(4.2)	(19.2)
Decrease from higher taxes other than income taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals	(8.2)	(16.0)
Decrease due to higher interest expense primarily from increased borrowings	(2.8)	(8.3)
Decrease due to higher expected credit losses	(4.5)	(5.7)
Decrease due to lower AFUDC equity	(1.2)	(5.1)
Other	(1.3)	(2.8)
Net change in income before income tax	17.2	8.5
Net change in income tax expense driven by higher pre-tax income and the tax effects associated with the PUCO Order on the TSCR issued in July 2025, partially offset by an increase in the net tax benefit related to the reversal of excess deferred taxes of AES Ohio	(12.8)	(12.4)
Net change in net income	$4.4	$(3.9)

RESULTS OF OPERATIONS

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2025	2024	$ change	% change	2025	2024	$ change	% change
REVENUE:
Retail	$241.2	$190.3	$50.9	26.7%	$620.4	$546.2	$74.2	13.6%
Wholesale	6.4	4.5	1.9	42.2%	20.9	12.3	8.6	69.9%
RTO ancillary	37.1	27.0	10.1	37.4%	113.9	89.0	24.9	28.0%
Capacity revenue	2.2	0.3	1.9	633.3%	3.3	0.7	2.6	371.4%
Miscellaneous revenue	5.8	3.3	2.5	75.8%	13.9	8.4	5.5	65.5%
Total revenue	292.7	225.4	67.3	29.9%	772.4	656.6	115.8	17.6%

OPERATING COSTS AND EXPENSES:
Purchased power:
Purchased power	68.5	52.7	15.8	30.0%	184.4	171.9	12.5	7.3%
RTO charges	45.1	31.4	13.7	43.6%	106.5	70.9	35.6	50.2%
Net purchased power	113.6	84.1	29.5	35.1%	290.9	242.8	48.1	19.8%
Operation and maintenance	70.4	66.3	4.1	6.2%	199.1	187.8	11.3	6.0%
Depreciation and amortization	29.4	25.2	4.2	16.7%	87.2	68.0	19.2	28.2%
Taxes other than income taxes	36.3	28.1	8.2	29.2%	100.2	84.2	16.0	19.0%
Loss on asset disposal	—	—	—	—%	—	1.1	(1.1)	(100.0)%
Total operating costs and expenses	249.7	203.7	46.0	22.6%	677.4	583.9	93.5	16.0%

Operating income	43.0	21.7	21.3	98.2%	95.0	72.7	22.3	30.7%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(14.6)	(11.8)	(2.8)	23.7%	(43.0)	(34.7)	(8.3)	23.9%
Other income / (expense), net	(0.6)	0.7	(1.3)	(185.7)%	(2.3)	3.2	(5.5)	(171.9)%
Total other expense, net	(15.2)	(11.1)	(4.1)	36.9%	(45.3)	(31.5)	(13.8)	43.8%

INCOME BEFORE INCOME TAX (a)	27.8	10.6	17.2	162.3%	49.7	41.2	8.5	20.6%

Income tax expense / (benefit)	10.9	(1.9)	12.8	(673.7)%	16.6	4.2	12.4	295.2%

NET INCOME (a)	$16.9	$12.5	$4.4	35.2%	$33.1	$37.0	$(3.9)	(10.5)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2025	2024	change	% change	2025	2024	change	% change
Actual
Heating degree-days	41	18	23	127.8%	3,264	2,627	637	24.2%
Cooling degree-days	744	815	(71)	(8.7)%	1,124	1,258	(134)	(10.7)%

30-year average (b)
Heating degree-days	67	68			3,384	3,389
Cooling degree-days	689	691			1,004	1,003
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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS
	Three months ended				Nine months ended
	September 30,				September 30,
kWh sales (in millions):	2025	2024	change	% change	2025	2024	change	% change
Retail electric sales (a)
Residential	1,472	1,456	16	1.1%	4,183	4,076	107	2.6%
Commercial	1,054	1,003	51	5.1%	2,845	2,782	63	2.3%
Industrial	981	925	56	6.1%	2,748	2,716	32	1.2%
Governmental	355	330	25	7.6%	927	916	11	1.2%
Other	9	13	(4)	(30.8)%	27	33	(6)	(18.2)%
Total retail electric sales	3,871	3,727	144	3.9%	10,730	10,523	207	2.0%
Wholesale electric sales (b)	128	120	8	6.7%	408	345	63	18.3%
Total electric sales	3,999	3,847	152	4.0%	11,138	10,868	270	2.5%

(a)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 583 kWh and 487 kWh for the three months ended and 1,620 kWh and 1,481 kWh for the nine months ended September 30, 2025 and 2024, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three and nine months ended September 30, 2025 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
Percentage Change
12.0%
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
5.0%
1.1%
3.7%
5.1%
9.7%
6.1%
1.2%
6.1%
5.5%
3.9%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized QTD
2025 vs. 2024 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
0.9%
2.6%
(0.1)%
2.3%
2.7%
1.2%
(0.7)%
0.5%
1.0%
2.0%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2025 vs. 2024 Weather-normalized YTD
2025 vs. 2024 Actual YTD

During the three months ended September 30, 2025, revenue increased $67.3 million to $292.7 million compared to $225.4 million in the same period of the prior year, and, during the nine months ended September 30, 2025, revenue increased $115.8 million to $772.4 million compared to $656.6 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Retail
Rate
Increase in the TCRR	$15.8	$37.6
Increase in the TSCR	13.0	13.0
Increase in the DIR	1.8	11.5
Increase in the PRO	4.0	7.8
Increase / (decrease) in the Competitive Bid Revenue Rider Rate	5.4	(15.2)
Other	(4.7)	(1.5)
Net change in retail rate	35.3	53.2

Volume
Increase in volume primarily due to higher retail SSO load, along with weather and demand versus the comparable period	14.9	21.6
Net change in retail volume	14.9	21.6

Other miscellaneous	0.7	(0.6)
Net retail change	50.9	74.2

Wholesale
Increase primarily due to higher rates and volumes on power sales at OVEC	1.9	8.6

RTO ancillary and capacity revenue
Increase due to higher transmission revenue driven by an increase in transmission investments	12.0	27.5

Other
Miscellaneous revenue	2.5	5.5
Net change in revenue	$67.3	$115.8

Net Purchased Power
During the three months ended September 30, 2025, net purchased power increased $29.5 million to $113.6 million compared to $84.1 million in the same period of the prior year, and, during the nine months ended September 30, 2025, net purchased power increased $48.1 million to $290.9 million compared to $242.8 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Net purchased power
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid process	$4.2	$(16.9)
Volume
Increase in volume of purchased power primarily due to higher retail SSO demand versus the comparable period	11.6	29.4
Total purchased power change	15.8	12.5

RTO charges
Increase primarily due to increase in TCRR rates	13.7	35.6
Net change in purchased power	$29.5	$48.1

Operation and Maintenance
During the three and nine months ended September 30, 2025, Operation and Maintenance expense increased $4.1 million and $11.3 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2025 vs. 2024	2025 vs. 2024
Increase due to higher expected credit losses	$4.5	$5.7
Increase in USF rider (a)	1.8	4.7
Other	(2.2)	0.9
Net change in operation and maintenance expense	$4.1	$11.3

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization
During the three and nine months ended September 30, 2025, Depreciation and amortization increased $4.2 million and $19.2 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2025, Taxes other than income taxes increased $8.2 million and $16.0 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure plan, net of regulatory deferrals.

Interest Expense, Net
During the three and nine months ended September 30, 2025, Interest expense, net increased $2.8 million and $8.3 million, respectively, compared to the same periods in the prior year. The increases were primarily due to higher outstanding debt balances versus the comparable periods in the prior year.

Other Income / (Expense), Net
During the three and nine months ended September 30, 2025, Other income / (expense), net decreased $1.3 million and $5.5 million, respectively, compared to the same periods in the prior year, primarily due to lower AFUDC equity.

Income Tax Expense / (Benefit)

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2025	2024	change	% change	2025	2024	change	% change
Income tax expense / (benefit)	10.9	(1.9)	12.8	(673.7)%	16.6	4.2	12.4	295.2%

The increases in income tax expense / (benefit) of $12.8 million and $12.4 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods of the prior year were primarily driven by an increase in the net tax expense related to the reversal of excess deferred taxes as a result of the flowthrough tax expense associated with the PUCO Order on the TSCR issued on July 9, 2025, a decrease in the tax benefit related to AFUDC equity, and lower pre-tax income in the prior year.

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

Operational

Customer Information and Billing System Implementation

During the third quarter of 2024, we implemented our new customer information and billing system, SAP IS-U, a software solution that SAP developed for businesses operating in the utility industries. In connection with this implementation, a temporary pause of customer disconnections and certain collection efforts and write-off processes was instituted, which has resulted in a higher allowance for credit losses as of September 30, 2025. AES Ohio reinstituted the customer disconnections process and collection efforts and write-off processes in late June 2025.

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

On July 4, 2025, the United States enacted H.R. 1 (the “2025 Act”). The legislation included amendments to, and extensions of, various U.S. corporate income tax provisions, which may impact our effective tax rate in future periods. However, the impact to the effective tax rate is not expected to be material. Our interpretation of the 2025 Act may change as the U.S. Treasury and the IRS issue additional guidance.

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

Interest Rates

In the U.S. there has been a rise in interest rates since 2021, and interest rates are expected to remain volatile in the near term. Although all of our existing AES Ohio long-term debt is at fixed rates, an increase in interest rates can have several impacts on our business. For our existing short-term debt under floating rate structures and any future debt refinancings or future new money financings, rising interest rates will increase future financing costs. Our floating rate debt is currently limited to short-term borrowings under the AES Ohio Credit Agreement.

Regulatory

AES Ohio’s facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2024 Form 10-K and Forms 10-Q previously filed with the SEC during 2025 describe other regulatory matters, which have not materially changed since those filings.

Ohio Energy Legislation

On April 30, 2025, the Ohio legislature passed new energy legislation (House Bill 15) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace electric security plans (ESPs) and associated recovery riders. AES Ohio currently anticipates that remaining recovery rider balances would be included in future base rates. Among other provisions, the legislation eliminates as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues or remaining recovery rider balances, could be material to our results of operations, financial condition and cash flows.

AES Ohio ESP Appeal and Smart Grid Comprehensive Settlement

The OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the reversion to ESP 1 as well as argued for a refund of the RSC revenue dating back to August 2021. Additionally, the OCC has appealed to the Ohio Supreme Court the PUCO’s decision approving the Smart Grid Comprehensive Settlement as it relates to the 2018 and 2019 SEET. Oral arguments regarding these appeals were held in April 2025, and on August 22, 2025, the Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. AES Ohio filed testimony with the PUCO proposing a refund of $1.6 million based on analysis by its external financial consultant. The PUCO commenced an evidentiary hearing on this issue October 28, 2025, and a PUCO decision is pending. The appeal concerning the PUCO's decision approving the reversion to ESP 1 remains pending at the Ohio Supreme Court.

Smart Grid Phase 2 Plan

In February 2024, AES Ohio filed a Smart Grid Phase 2 with the PUCO proposing a ten-year investment plan to begin after Smart Grid Phase 1 ends. On September 13, 2024, AES Ohio reached a settlement with the PUCO staff and other parties on the pending Smart Grid Phase 2 application and an evidentiary hearing was held on October 29, 2024. A fundamental premise of the Application was the continued availability of rider recovery of Smart Grid investments through the plan period. However, with the recent enactment of House Bill 15 described above, which prohibits AES Ohio from applying for a new electric security plan which includes certain rider recovery mechanisms, as well as the near-term financial uncertainty created by the statute, AES Ohio withdrew its Smart Grid Phase 2 Application on May 23, 2025. On July 9, 2025, the PUCO approved the withdrawal and closed the case. This withdrawal will provide AES Ohio flexibility as to the timing and scope of Smart Grid investments to continue to deliver benefits to customers.

2024 Distribution Rate Case Application

On November 29, 2024, AES Ohio filed a distribution rate case with the PUCO. The investments reflected in this distribution rate case include investments to enhance the safety, reliability, and resilience of the distribution system. The application is based on a date certain of September 30, 2024 and a test period of June 1, 2024 - May 31, 2025.

On June 27, 2025, the PUCO Staff submitted their Report and Recommendations. On August 13, 2025, AES Ohio entered into an unopposed Stipulation and Recommendation (the “Settlement”) with various intervening parties and the Staff of the PUCO. The Settlement provides for updated base rates for electric distribution service customers in AES Ohio’s service territory and among other matters includes:

•An increase to its annual distribution revenue requirement of $167.9 million, which incorporates certain investments that are currently recovered through the Distribution Investment Rider;
•A return on equity of 9.999% and a cost of long-term debt of 4.49% on a distribution rate base of $1.25 billion and based on a capital structure of 53.87% equity and 46.13% long-term debt.
•The net recovery of certain expenditures by AES Ohio, primarily related to one-time costs supporting the implementation of AES Ohio’s customer billing system upgrade. During the third quarter of 2025, AES Ohio recorded a net deferral of $8.4 million for previously recognized costs related to this recovery.

The Settlement is subject to, and conditioned upon, approval by the PUCO.

Multi-Year Reliability Plan

To comply with House Bill 15, AES Ohio has provided the PUCO with notice of its intent to file an application no earlier than November 10, 2025 to establish a Multi-Year Reliability Plan. This plan will describe the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. To enable these ongoing investments, the application will also propose rates for future electric distribution service in 2027, 2028 and 2029.

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

On May 8, 2024, the EPA published final revisions to the CCR Rule, which were effective on November 8, 2024. The final revisions expand the scope of CCR units regulated by the CCR Rule to include legacy surface impoundments, inactive surface impoundments, and CCR management units. The May 8, 2024 revisions to the CCR Rule are currently subject to legal challenges and on November 1, 2024, the D.C. Circuit Court denied a motion to stay these revisions to the CCR Rule. On November 5, 2024, an application for stay of the CCR Rule revisions was filed with the U. S. Supreme Court, which was denied by the court on December 11, 2024. On July 22, 2025, EPA published both a direct final rule and a proposed rule that, if finalized, would extend certain deadlines for coal combustion residual management units associated with its May 8, 2024 revisions to the CCR Rule. On September 4, 2025, EPA withdrew the direct final rule due to receipt of adverse comment. It is too early to determine any potential impact from the July 22, 2025 proposed revisions to the CCR Rule.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

AES Ohio had unrestricted cash and cash equivalents of $78.7 million as of September 30, 2025. At that date, AES Ohio did not have any short-term investments. AES Ohio had aggregate principal amounts of long-term debt outstanding of $1,396.5 million.

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

Cash Flow Analysis
The following table summarizes the cash flows:

	Nine months ended September 30,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$88.6	$117.5	$(28.9)
Net cash used in investing activities	(265.0)	(472.2)	207.2
Net cash provided by financing activities	230.5	358.8	(128.3)
Net increase in cash, cash equivalents and restricted cash	54.1	4.1	50.0
Balance at beginning of period	24.7	15.6	9.1
Cash, cash equivalents and restricted cash at end of period	$78.8	$19.7	$59.1

The following cash flow review compares the cash flows of AES Ohio for the nine months ended September 30, 2025 to the cash flows for the nine months ended September 30, 2024.

Operating activities

	Nine months ended September 30,		$ change
$ in millions	2025	2024	2025 vs. 2024
Net income	$33.1	$37.0	$(3.9)
Depreciation and amortization	87.2	68.0	19.2
Deferred income taxes	18.1	4.2	13.9
Other adjustments to net income	1.0	(3.2)	4.2
Net income, adjusted for non-cash items	139.4	106.0	33.4
Net change in operating assets and liabilities and other	(50.8)	11.5	(62.3)
Net cash provided by operating activities	$88.6	$117.5	$(28.9)

The net change in operating assets and liabilities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to the timing of invoices and payments	$(31.5)
Decrease from higher net accounts receivable driven by timing of collections, billing delays and a temporary pause of customer disconnections and certain collection efforts and write-off processes after the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	(29.0)
Other	(1.8)
Net change in operating assets and liabilities and other	$(62.3)

Investing activities
Net cash used in investing activities decreased $207.2 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:

$ in millions	$ Change
Lower capital expenditures on AES Ohio T&D projects primarily due to timing of invoices and payments in the comparative periods and lower digital related investment due to the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	$193.5
Lower cost of removal payments	13.4
Other	0.3
Net change in investing activities	$207.2

Financing activities
Net cash provided by financing activities decreased $128.3 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:

$ in millions	$ Change
Decrease due to issuance of short-term debt in the prior year, which was repaid in the current year	$(300.0)
Decrease due to higher net repayments on AES Ohio's revolving credit facility	(170.0)
Decrease due to lower equity contributions from parent in the comparable periods	(50.0)
Increase due to higher issuances of long-term debt	375.0
Increase due to lower distributions to parent in the comparable periods	21.0
Other	(4.3)
Net change in financing activities	$(128.3)

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

At September 30, 2025, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2025
AES Ohio Credit Agreement	Revolving	March 2030	$350.0	$350.0

For the AES Ohio Credit Agreement, as of September 30, 2025, there were $0.0 million in borrowings under the facility, with the remaining $350.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2025 through 2027 is currently estimated to cost up to $1.4 billion, and includes estimates as follows:

$ in millions	2025	2026	2027	For the three-year period from 2025 through 2027
Distribution-related additions, improvements and extensions	$168.0	$147.0	$197.0	$512.0
Transmission-related additions and improvements	164.0	328.0	328.0	820.0
Smart Grid Phase 1 improvements and additions	35.0	—	—	35.0
Other	18.0	10.0	10.0	38.0
Total for AES Ohio	385.0	485.0	535.0	1,405.0

Other subsidiaries	3.0	4.0	4.0	11.0
Total for DPL	$388.0	$489.0	$539.0	$1,416.0

AES Ohio's projection includes expected spending under its Smart Grid Phase 1 included in the comprehensive settlement approved by the PUCO on June 16, 2021, as well as new transmission and distribution projects. With the recent enactment of House Bill 15, AES Ohio withdrew its Smart Grid Phase 2 Application and is currently reevaluating its capital expenditure programs. AES Ohio intends to file an application no earlier than November 10, 2025, to establish a Multi-Year Reliability Plan including investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. See more information in Note 2. Regulatory Matters of AES Ohio's Condensed Financial Statements.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. Anticipated costs related to these standards are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 5. Debt of our Form 10-K.

Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and credit ratings (issuer/corporate rating) and outlook for AES Ohio.

Debt ratings	Rating	Outlook
Fitch Ratings	BBB+ (a)	Stable
Moody's Investors Service, Inc.	Baa1 (a)	Stable
Standard & Poor's Financial Services LLC	BBB+ (a)	Stable

Credit ratings	Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody's Investors Service, Inc.	Baa3	Stable
Standard & Poor's Financial Services LLC	BBB-	Stable

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenue; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2024 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2024 and Forms 10-Q for the quarters ended March 31, and June 30, 2025, and the Notes to AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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
4.1
Fifty-Sixth Supplemental Indenture between AES Ohio and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated August 19, 2025, relating to the 4.550% First Mortgage Bonds due 2030 (including the form of Bond attached as an exhibit thereto)
Exhibit 4.1 to Report on 8-K filed on August 19, 2025 (File No. 1-2385)
10.1	Stipulation and Recommendation dated August 13, 2025	Exhibit 10.1 to Report on 8-K dated August 13, 2025 (File No. 1-2385)
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 4, 2025	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer and Acting Principal Accounting Officer