Form 10-K/A
period 2025-12-31
DAYTON POWER & LIGHT CO
filed 2026-04-30
CIK 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
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

Yes	☑	No	☐
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

At April 20, 2026, 41,172,173 shares of The Dayton Power and Light Company common stock, $0.01 par value, were outstanding, all of which were owned by AES Ohio Holdings, Inc. (“AES Ohio Holdings”), which is indirectly owned by DPL LLC (“DPL”), a wholly-owned indirect subsidiary of The AES Corporation (“AES”), and Astrid Holdings LP (“CDPQ”), a wholly-owned subsidiary of La Caisse de dépȏt et placement du Québec, a Canadian pension fund manager.

Documents incorporated by reference: None

Audit Firm PCAOB ID	Auditor Name	Auditor Location
42	Ernst & Young LLP	Indianapolis, Indiana
EXPLANATORY NOTE
The Dayton Power and Light Company, doing business as AES Ohio (the “Company,” “AES Ohio,” “we,” “us” and “our”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026, to include the information required by Items 10 through 13 of Part III of Form 10-K. This information was previously omitted from the 2025 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) of Form 10-K to be incorporated by reference into the 2025 10-K and to delete the references to the definitive proxy statement in Part III of the 2025 10-K. The cover page of the 2025 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

Except as described above, no other changes have been made to the 2025 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2025 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2025 10-K, nor does it amend, modify or otherwise update any other information in the 2025 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2025 10-K and with our filings with the SEC subsequent to the filing of the 2025 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certification from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is attached hereto, and other applicable exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in the 2025 10-K.

i

Part III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is certain information regarding each of AES Ohio’s current directors as of April 20, 2026, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “Corporate Governance-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of AES Ohio’s shareholders.

Gustavo Garavaglia, 40, has been a Director of AES Ohio and DPL since April 2024. Mr. Garavaglia has served Chief Executive Officer of AES Ohio and President and Chief Executive Officer of DPL since April 2026. Mr. Garavaglia has also served as Vice President and Chief Financial Officer of AES Ohio and DPL since rejoining AES in April 2024 and as designated principal accounting officer of AES Ohio and DPL since October 2025 and will continue in such roles until May 7, 2026. Mr. Garavaglia also serves as Senior Vice President of AES and President of the AES US Utilities, President and Chief Executive Officer of IPALCO Enterprises, Inc. (“IPALCO”), Chief Executive Officer of Indianapolis Power & Light Company, doing business as AES Indiana (“AES Indiana”), and Vice President and Chief Financial Officer and designated principal accounting officer of IPALCO and AES Indiana, and serves as director or officer of other AES affiliates, including as a Director of IPALCO and AES Indiana. Mr. Garavaglia brings extensive experience in finance and accounting to the Company’s Board of Directors (the “Board”). Prior to rejoining AES, Mr. Garavaglia served as Chief Financial Officer of Vale Base Metals, a mining company, from April 2022 to April 2024. Prior to joining Vale, Mr. Garavaglia spent twelve years at AES, serving as Chief Financial Officer of IPALCO and AES Indiana from November 2018 to March 2022. Mr. Garavaglia also served as a director of AES Indiana from March 2019 to April 2022, and as a director or officer of other AES affiliates, including as Chief Financial Officer of DPL and AES Ohio. Prior to that, Mr. Garavaglia held several other positions while at AES, including as the Director of Financial Planning & Analysis and Development & Transactions for AES Mexico, Central America and the Caribbean (“AES MCAC”), Senior Manager of Development & Transactions for AES MCAC, Investment Analysis and Risk Manager for AES Brazil, M&A Associate for AES, and Strategic Planning Specialist for AES Brazil. Mr. Garavaglia received a Bachelor’s degree in Electrical Engineering from University of Campinas (Unicamp) and a Master’s degree in Business from FGV Brazil, and is a CFA Charterholder. He is currently on the board of directors of the Indianapolis Symphony and Gleaners Food Bank.

Thomas A. Raga, 60, has served as a Director of AES Ohio since February 2015 and has served as the President of AES Ohio since February 2024. Prior to assuming his position of AES Ohio President, Mr. Raga served as Vice President of the AES US Utilities overseeing government relations and Regional Transmission Organization (RTO) affairs from March 2018 to February 2024. Mr. Raga also serves as the Executive Director of the AES Ohio Foundation and as a director or officer of other AES affiliates, including as a director of IPALCO. Mr. Raga previously served as President and Chief Executive Officer of AES Ohio from May 2015 to March 2018. Since joining AES in 2010, Mr. Raga has held various management roles including overseeing transmission resource planning, customer care, communications, strategic accounts, stakeholder management, and safety and environmental services. Prior to joining AES, Mr. Raga served as Vice President at Sinclair Community College in Dayton and served as a member of the Ohio House of Representatives. Mr. Raga brings extensive legislative leadership and stakeholder relations experience to the Board. Mr. Raga holds a B.S. in agricultural economics from Cornell University. Mr. Raga also currently serves on the boards of the Dayton Development Coalition, Indiana Energy Association, Dayton Business Committee, Dayton Area Chamber of Commerce and Capital Square Foundation and Sinclair Community College.

Kenneth J. Zagzebski, 66, has been a Director of AES Ohio and DPL since November 2011 and has served as Executive Chairman of AES Ohio and DPL since April 2026. Mr. Zagzebski served as Chairman of the Board, President and Chief Executive Officer of DPL and Chairman of the Board and Chief Executive Officer of AES Ohio from August 2023 to April 2026. Mr. Zagzebski also serves as a director or officer of other AES affiliates, including as a Director and Executive Chairman of AES Indiana and IPALCO, and previously served as Chairman of the Board, President and Chief Executive Officer of IPALCO and as Chairman of the Board and Chief Executive Officer of AES Indiana. Prior to rejoining the AES US Utilities Strategic Business Unit as President in August 2023, Mr. Zagzebski served as Chief Operating Officer of AES Clean Energy since April 2022 and as Vice President, AES Southland Project Development, since August 2019. Prior to that, Mr. Zagzebski served as the Chairman of the Boards of AES Ohio, DPL, IPALCO and AES Indiana from March 2018 to November 2020, President and Chief Executive Officer of DPL and IPALCO from April 2011 to March 2018, Interim President and Chief Executive Officer of AES Indiana from July 2015 to June 2016 and President and/or Chief Executive Officer of AES Indiana from April 2011 to March 2014. Mr. Zagzebski joined AES Indiana as Senior Vice President of Customer Operations in September 2007 and has held executive and other positions of increasing responsibility within AES. He brings to the Board more than 30 years of industry experience, including in strategic planning, diverse executive management and utilities field operations. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Klipsch Educators College Board of Visitors and serves on the Executive Committee of the Greater Indianapolis Progress Committee.

EXECUTIVE OFFICERS

Set forth below is certain information regarding each of our current executive officers as of April 20, 2026. AES Ohio was acquired by AES in November 2011 and is currently an indirect majority-owned subsidiary, and the primary operating subsidiary, of DPL. AES utilities businesses, including AES Ohio and DPL, and their Indiana sister companies, IPALCO and its wholly-owned primary operating subsidiary, AES Indiana (the “AES US Utilities”), are part of AES' Strategic Business Units; however, the AES US Utilities is not a legal entity. AES US Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the AES US Utilities, including among other companies, AES Ohio. As a result of this structure, AES Ohio does not directly employ all of the executives responsible for the management of our business.

Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position

Gustavo Garavaglia	40	Chief Executive Officer
		Vice President and Chief Financial Officer*

Thomas A. Raga	60	President

Brian Hylander	52	Vice President, General Counsel and Secretary

Evaristo Leonardi	56	Vice President and Chief Operating Officer
*Mr. Garavaglia will also continue to serve as Vice President and Chief Financial Officer until Ms. Sherry Kohan’s appointments to such roles are effective on May 7, 2026.

Mr. Garavaglia and Mr. Raga also serve on the Board of AES Ohio, and their biographies are presented under “-Directors” above.

Brian Hylander, 52, has served as Vice President, General Counsel and Secretary of AES Ohio and DPL since June 2022. Mr. Hylander also serves as Vice President, General Counsel and Secretary of AES Indiana and IPALCO, and serves as an officer of other AES affiliates. Prior to assuming his current position, Mr. Hylander served as Assistant General Counsel and Secretary for AES Ohio, DPL, AES Indiana and IPALCO, from April 2015 through May 2022, and also served as senior counsel at AES Ohio for more than four years. Mr. Hylander also previously served for more than seven years as a corporate attorney at the Taft Stettinius & Hollister LLP law firm. Mr. Hylander received a B.A. from Providence College and a J.D. from the University of Michigan Law School. Mr. Hylander currently serves as Vice Chairman of the Boards of Trustees of ThinkTV and Cincinnati Educational Television, and as Chairman of the Board of Trustees of the AES Ohio Foundation.

Evaristo Leonardi, 56, has served as Vice President and Chief Operating Officer of AES Ohio since March 2025. Mr. Leonardi previously served as Chief Operating Officer of Energy Infrastructure and International Markets for AES since January 2022, where his responsibilities spanned 3 continents, 11 countries, over 55 operational sites, managing 19GW of CCGT and other generation capacity and leading a team of more than 4,000 people. Mr. Leonardi also serves as Vice President and Chief Operating Officer of AES Indiana, as well as a director or officer of other AES affiliates, including as President of the Board of Directors for AES El Salvador. He also continues to serve in the Transmission & Distribution sector and as a board member of the National Safety Council, a public service organization promoting health and safety in the United States. Between 2014 and 2021, Mr. Leonardi led AES Global Operations Support as Chief Transformation Officer, responsible for environmental, health, safety, security, supply chain, fuel management, performance and asset management and sustainability functional areas and initiatives across AES' operations, while spearheading the company’s digital transformation. He also served on the Boards of AES Sul and AES Tietê. From 2007 to 2014, he held various other leadership positions at AES, including leadership positions for AES Shared Services where he managed large teams, enhanced organizational, performance, maintenance, financial and other processes and training functions, and originated significant changes to procurement, contract management, supplier relations, and inventory control systems. Before joining AES, Mr. Leonardi worked for 13 years for La Electricidad de Caracas, an integrated utility serving over 1.2 million customers, contributing in numerous capacities in the network design, operations, finance, and commercial departments. He holds an MBA and a Finance Specialist degree from Instituto de Estudios Superiores de Administración in Venezuela (IESA), as well as an Advanced School degree in Power Engineering from Penn State University and completed his undergraduate studies in Electrical Engineering at Universidad Metropolitana in Caracas, Venezuela.

CORPORATE GOVERNANCE

Code of Ethics

The AES Code of Conduct (“Code of Conduct”), adopted by the AES Board of Directors, governs the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of AES Ohio, and the directors of AES Ohio. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including AES Ohio) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (https://www.aes.com/ethics-compliance). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, The Dayton Power and Light Company, 1065 Woodman Drive, Dayton, OH 45432. If any amendments to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of AES Ohio, AES will disclose such amendments or waivers on its website (www.aes.com). Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the 2025 10-K.

References to AES’ website throughout this Amendment are provided for convenience only and the content on AES’ website does not constitute a part of this Amendment.

Corporate Governance

The Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are undertaken by the Board. The Board may designate from among its members an executive committee and one or more other committees in the future.

AES Ohio’s securities are not quoted on a securities exchange. AES Ohio is not required by law, rule, or regulation to have a majority or any portion of the Board be independent. AES Ohio is also not required by law, rule, or regulation to establish or maintain an audit committee or other Board committee and thus we do not have an “audit committee financial expert” as defined under applicable SEC rules.

The AES Board of Directors has adopted an insider trading policy and related procedures that govern the purchase, sale, and other dispositions of AES’ securities by directors, officers, and employees of AES and its subsidiaries, including AES Ohio, as well as by AES itself. AES’ insider trading policy and related procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. AES Ohio has not adopted a separate insider trading policy because none of its securities are publicly traded and it only has one shareholder of its common stock: AES Ohio Holdings.

Nomination of Directors

As of April 20, 2026, AES Ohio had not effected any material changes to the procedures by which the shareholder may recommend nominees to the Board. AES Ohio’s Amended Articles of Incorporation and Amended and Restated Code of Regulations do not provide formal procedures for the shareholder to recommend nominees to the Board. The Board has determined that it is in the best position to evaluate AES Ohio’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The purpose of this compensation discussion and analysis (this “CD&A”) is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2025. The compensation paid to our NEOs in 2025 is set forth in the Summary Compensation Table (2025, 2024 and 2023) (the “Summary Compensation Table”) below. Our NEOs for 2025 are:

•Kenneth J. Zagzebski, Chief Executive Officer and Chairman of the Board (until April 15, 2026), and currently, Executive Chairman of the Board

•Gustavo Garavaglia, President and Chief Executive Officer (since April 15, 2026) and Vice President and Chief Financial Officer*

•Evaristo Leonardi, Vice President and Chief Operating Officer

•Thomas A. Raga, President

•Brian Hylander, Vice President, General Counsel and Secretary

*Mr. Garavaglia will also continue to serve as Vice President and Chief Financial Officer until Ms. Sherry Kohan’s appointments to such roles are effective on May 7, 2026.

In this CD&A, explanations of how non-GAAP measures are calculated from the audited financial statements are included under the heading “Non-GAAP Measures.”

Background

AES Family of Companies

In order to better understand our compensation programs for our NEOs, we think that it is helpful to describe how the management of AES Ohio is operated within the AES family of companies. DPL and its subsidiaries, including AES Ohio, were acquired by AES in November 2011. AES Ohio is a wholly-owned subsidiary of AES Ohio Holdings, which has a minority interest holder, CDPQ, as of April 4, 2025. AES Ohio is the primary operating subsidiary of DPL. Most of the key members of our management team are employed by other AES companies and perform roles for both AES Ohio and other AES entities.

AES manages its business through Strategic Business Units. The AES US Utilities, including AES Ohio, are part of these Strategic Business Units; however, the AES US Utilities is not a legal entity. AES also has a wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the AES US Utilities, including, among other companies, AES Ohio. As a result of this structure, AES Ohio does not directly employ all of the executives responsible for the management of our business. In 2025, our NEOs were all executive officers of one or more of AES Ohio and the Service Company.

The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations pursuant to a Cost Alignment and Allocation Manual (the “CAAM”). As a result, the costs associated with our executive compensation for those officers performing work for other entities are also allocated pursuant to the terms of the CAAM, based on the amount of time that each executive officer devotes to our business as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence - Service Company.”

The executive compensation reported in this Amendment reflects the entire compensation paid or awarded to, or earned by, each NEO for their services on behalf of all of the AES family of companies that the NEO serves, including AES Ohio, DPL, the Service Company, IPALCO, AES Indiana and other AES affiliated entities, and not only the portion of such compensation that is paid by AES Ohio.

Our Executive Compensation Philosophy and Objectives

Our compensation philosophy is consistent with AES’ compensation philosophy, which emphasizes pay-for-performance. Our compensation philosophy is to provide compensation opportunities to each of our NEOs that are commensurate with his or her position, experience, and scope of responsibilities, to furnish incentives sufficient for each NEO to meet and exceed short-term and long-term corporate objectives and to provide executive compensation and incentives that will attract, motivate, and retain a highly skilled management team.

Consistent with this philosophy and our goal of aligning our executives’ compensation with Company performance, the key features of our executive compensation program include the following:

•Our compensation program allocates a significant portion of each applicable NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the AES US Utilities, which includes AES Ohio, and the performance of AES’ stock price;
•Our compensation program is continually reviewed to confirm that it meets our objectives and executive compensation philosophy and remains competitive; and
•We generally do not provide perquisites to our NEOs, with the exception of relocation-related benefits from time to time.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards.

Our Compensation Process

The Chief Executive Officer of AES (the “AES CEO”), the President of AES (the “AES President”) and the Chief Human Resources Officer of AES (the “AES CHRO”, and together with the AES CEO and the AES President, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the officers of the Service Company and AES Ohio, including our NEOs. The Executive Compensation Review Team, with assistance from the AES US Utilities human resources team, determines the appropriate pay grade for our NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.

The pay grades comprising our compensation framework are established by the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The AES human resources team uses survey data from Willis Towers Watson and other sources in evaluating the overall pay structure at a high level. The structure is compared annually to market data to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for each of our NEOs based on (i) the operational and financial performance of the AES US Utilities and AES and (ii) the NEO’s target opportunity for his or her applicable pay grade.

The 2025 awards of short-term compensation were made in the form of annual cash bonuses to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and were determined by the Executive Compensation Review Team in the first quarter of 2026. Awards of long-term compensation were made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC Plan”) and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team made in the first quarter of 2025 as described below.

The use and weight of cash versus non-cash, fixed versus variable, and short- versus long-term components of executive compensation is generally dictated by the applicable pay grade for each NEO. As we are not subject to the federal proxy rules, we are not required to hold a shareholder advisory vote on our executive compensation, or a “Say-on-Pay” vote, or the related “Say-on-Frequency” vote.

Elements of Compensation

The fundamental elements of our compensation program are:
▪base salary;
▪performance cash-based, short-term annual incentive bonuses;
▪performance cash-based, long-term incentive awards;
▪equity incentive awards granted in AES equity; and
▪other broad-based benefits, such as retirement and health and welfare benefits.

The pay grades comprising our compensation framework provide allocations of cash versus equity compensation and short- and long-term compensation. The Executive Compensation Review Team sets each individual element of total compensation within the parameters of the pay grade applicable to each particular NEO, as set forth below.

2025 Compensation Determinations

Base Salary

Base salary represents the “fixed” component of our executive compensation program for our NEOs. We provide our NEOs with base salaries in order to provide fixed cash compensation that is competitive and reflects experience, responsibility, and expertise. Base salaries are reviewed annually in the last quarter of each year and are adjusted as appropriate within the base salary ranges of the applicable pay grade. Base salary is also reviewed for an executive officer if there is a promotion or a newly appointed executive officer. Internal company salary guidance regarding annual base pay adjustments is also taken into consideration, and adjustments to base salaries are made when needed to reflect individual performance and retention considerations, and to address internal equity. Please see the “Salary” column of the Summary Compensation Table below for the base salary amounts paid to our NEOs for the years indicated.

2025 Performance Incentive Plan Payouts

In addition to base salaries, in 2025 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding annual incentive target opportunity, which is assessed annually. Each NEO’s opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and AES US Utilities measures in strategic performance categories described in the tables below, which were established in early 2025. The annual incentive program is structured in a manner that provides our NEOs with a direct incentive to achieve our strategic objectives. Payout formulas for each of our NEOs are based on the business functions and responsibilities for the NEO within the organization. For Mr. Zagzebski, the award is based on the achievement of the AES Corporate goals. For Mr. Garavaglia, Mr. Leonardi, Mr. Raga and Mr. Hylander, the award is 25% based on the achievement of the AES Corporate goals and 75% based on the achievement of the AES US Utilities goals, which includes AES Ohio and DPL and their Indiana sister companies, IPALCO and AES Indiana.

In 2025, annual incentive payments were determined based on the AES and the AES US Utilities 2025 performance measures as described in the tables below. The AES Corporate performance measures were approved by the AES Compensation Committee of its Board of Directors (the “AES Compensation Committee”). Performance measures for the AES US Utilities were approved by the Executive Compensation Review Team, with AES US Utilities leadership and CDPQ providing input with regard to objectives applicable to AES Ohio. Targets for the 2025 financial measures for AES and funding factor metrics for the AES US Utilities were based on the 2025 financial budget as well as strategic objectives for AES and the AES US Utilities, respectively. Payouts for individual awards ranged from 0-200% of the target applicable to each pay grade depending on scores achieved relative to the applicable performance measures.

AES Corporate 2025 Actual Results: The AES Compensation Committee determined the 2025 AES corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES Corporate performance score for 2025 was determined to be 138%, as follows:

Category	Metric	Weighting	Target	Performance Results	Payout %
Safety[1]	Serious Safety Incidents	5%	No Incidents	No Incidents	200%
	Non-Injury, Significant Injuries and Potentials (SIP) Rate	5%	0.95	1.54	115%
	Safety Meetings		95.0%	98.4%
	Safety Walks		13,011	17,560
Financials[2]	Adjusted Earnings Per Share ("EPS")	10%	$2.18	$2.34	173%
	Adjusted EBITDA	40%	$2,750M	$2,871M	144%
	Parent Free Cash Flow	20%	$1,200M	$1,219M	116%
Green Growth[3]	Growth	5%	4,000 MW	4,301 MW	130%
	Commercial Operations Date ("COD") Achieved	10%	3,100 MW	3,167 MW	109%
New Business Models[4]	New Business or Products	5%	Data Centers – Signed LOI Maximo-70MWs/$20M AI Fund - $4M/2 pre-seed	140%	140%
AES Corporate Overall Performance Score - 138%
1 See Appendix C of the AES proxy statement filed on March 20, 2026 (the “AES Proxy Statement”) for additional information regarding the safety measures.
2 The financial metrics are non-GAAP measures. Assuming the threshold financial requirement for each financial measure is met, the score ranges from 50% to 200%. See “Non-GAAP Measures” below for an explanation of how these measures are calculated from AES’ audited financial statements. See also Appendix C of the AES Proxy Statement for additional information regarding the financial measures.
3 Assuming the threshold requirement for the Green Growth and COD metrics are met, the score ranges from 50% to 200%. AES had committed to 14 to 17 GW of Green Growth through 2025 and the target goal reflects the fluctuations during the time period. See also Appendix C of the AES Proxy Statement for additional information regarding the financial measures.
4 The 140% performance in this qualitative category is based on the significant achievements AES made towards progressing its new products relating to the Company’s new business achievements and significant advancements. In 2025, AES made significant progress towards executing on new DTAs and signing new PPAs with key large load customers. Maximo, the first robotic solution using advanced AI vision systems for automated solar modular installation, signed and completed 72 MWs of contracts with EPC companies. In addition, AES received an expression of interest from prospective investors for up to $20M of potential new funding for Maximo. Lastly, AES signed multi-year, multi-million dollar contracts with two businesses co-built with the AI Fund, a partnership designed to build AI-driven solutions that deliver next level outcomes for customers while improving sustainability and resilience across the industry. See also Appendix C of the AES Proxy Statement for additional information regarding the new business measure.

AES US Utilities 2025 Performance: The Executive Compensation Review Team determined the 2025 AES US Utilities performance score based on actual results of the pre-established performance measures for the AES US Utilities as shown below. As a result, the AES US Utilities performance score for 2025 was determined to be 121%, as set out below.

Category	Metric	Weighting	Target	Performance Results	Score %
Safety	Serious Safety Incidents	5%	No Incidents	No Incidents	200%
	Non-Injury, Significant Injuries and Potentials (SIP) Rate	5%	1.20	1.40	107%
	Safety Meetings		95.0%	99.0%
	Safety Walks		4,132	5,840
Affordability	CapEx (on-time/on-budget) ($M)	15%	$1,457M	$1,379M	78%
	Global Energy Star Program	15%	$47.8M in global savings	$84.7M	177%
Growth	New Large Load Growth (ESA/CSA) MW	15%	1810.0MW	1945.0MW	107%
Customer Operations	Customer Satisfaction	4.5%	2025 Satisfaction Metric	Below Target	0%
	Days Sales Outstanding (days)	4.5%	28.8 days	32.4 days	113%
	System Average Interruption Frequency Index (SAIFI) (average # of outages/customer)	9.0%	1.0 outages	0.89 outages	115%
	System Average Interruption Duration Index (SAIDI) (average # of hours a customer is out of power/year)	15.75%	101.3 hours	92.2 hours	110%
	Equivalent Availability Factor (EAF)	9.0%	86.20%	90.05%	104%
	Equivalent Forced Outage Factor (EFOF)	2.25%	5.40%	2.97%	182%
Scorecard Score 116%
Funding Factor Scorecard Impact[1] 5%
AES US Utilities Performance Score - 121%
1 The funding factor serves as a +/- modifier to the AES US Utilities scorecard within the range of +10% to -10% based on certain financial metrics of the AES US Utilities including adjusted EBITDA, returns on equity, and subsidiary distributions, which are non-GAAP measures. See “Non-GAAP” measures below for an explanation of how these measures are calculated from the audited financial statements. A funding factor score of 95%-105% would result in no increase or decrease to the scorecard; 106%-110% would result in a 2.5% increase to the scorecard; 111%-120% would result in a 5% increase to the scorecard; and 120% or greater would result in a 10% increase to the scorecard. Conversely, funding factor scores below 95% would result in similar tiered decreases to the scorecard. For 2025, the funding factor score of 112% resulted in a funding factor impact of +5%, increasing the AES US Utilities scorecard score by 5% to 121%.

As described above, Mr. Garavaglia’s, Mr. Leonardi’s, Mr. Raga’s, and Mr. Hylander’s 2025 bonuses were earned based on the performance of AES Corporate (25%) and the AES US Utilities (75%). Mr. Zagzebski’s 2025 bonus was earned based on the performance of AES Corporate (100%).

The following table sets forth the amounts of the annual incentive cash awards earned by our NEOs in 2025, which were paid in early 2026.

NEO	2025 Target Annual Incentive ($)	2025 Target Annual Incentive (% of base salary) (1)	Actual 2025 Annual Incentive Cash Award
			Dollar Value ($)	% of Target Annual Incentive
Kenneth J. Zagzebski	$450,500	85%	$621,690	138%
Gustavo Garavaglia	$263,925	60%	$329,906	125%
Evaristo Leonardi	$255,000	60%	$318,750	125%
Thomas A. Raga	$135,068	45%	$168,834	125%
Brian Hylander	$141,694	45%	$177,117	125%
(1) Based on salary as of December 31, 2025.

2025 Discretionary Cash Bonuses

In connection with the performance of the AES US Utilities and the individual contributions of the NEOs in 2025, the Executive Compensation Review Team determined it was appropriate to grant certain of the NEOs discretionary cash bonuses in the amounts as set forth in the table below. These discretionary cash bonuses were paid to the NEOs in the first quarter of 2026.

NEO	2025 Discretionary Cash Bonus Amount ($)
Kenneth J. Zagzebski	$31,085
Gustavo Garavaglia	$49,486
Thomas A. Raga	$25,325
Brian Hylander	$17,712

Long Term Compensation Elements

AES annually grants a mix of cash- and equity-based awards. These awards help the Company to attract and retain key individuals who are critical to the success of the business and align the interests of our NEOs with those of AES’ stockholders over the long term. Grants to our NEOs, whether in cash or stock, vest ratably over a three-year period or are based on a cumulative three-year performance period. These awards are determined based on a percentage of the individual’s base salary. The mix of awards for each of our NEOs is based on the business functions and responsibilities for the NEO within the organization. In the first quarter of 2025, Mr. Garavaglia, Mr. Leonardi, Mr. Raga, and Mr. Hylander received awards as follows: 50% in the form of cash-settled Performance Units (“PUs”) and 50% in the form of AES stock-settled Restricted Stock Units (“RSUs”). Mr. Zagzebski received awards as follows: 35% in the form of cash-settled Performance Cash Units (“PCUs”), 35% in the form of AES stock-settled Performance Stock Units (“PSUs”), and 30% in the form of AES stock-settled RSUs.

Performance Units (PUs)

PUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2025 are eligible to vest subject to AES’ three-year cumulative Parent Free Cash Flow performance. Parent Free Cash Flow is a strategically important non-GAAP financial metric to AES as it reflects the ability of AES’ businesses to generate cash for AES’ investors that can be either reinvested in the business or paid to investors through dividends and additionally is a key metric for ratings agencies. A description of how Parent Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP Measures” below.

The value of each PU is equal to $1.00, and the number of PUs that vest depends upon the level of Parent Free Cash Flow achieved over the three-year measurement period. If a threshold level of Parent

Free Cash Flow is achieved, a percentage of the PUs vest and are settled in cash in the calendar year that immediately follows the end of the performance period.

The following table illustrates the vesting percentage at each Parent Free Cash Flow level for targets set for the 2025-2027 performance period:

Performance Level	Vesting Percentage
Below 90% of Performance Target	0%
Equal to 90% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or Greater than 110% of Performance Target	200%

Between the Parent Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Parent Free Cash Flow target for the 2025 PUs that was believed by the AES Compensation Committee to be challenging, but achievable and requires growth over the prior year’s goals.

Performance Cash Units (PCUs) and Performance Stock Units (PSUs)

PCUs represent the right to receive a cash-based payment based on performance- and service-based vesting conditions. PCUs granted in 2025 are eligible to vest subject to AES’ Total Stockholder Return (“TSR”) from January 1, 2025 through December 31, 2027 relative to the S&P 500 Index (40% weight), S&P Utilities Index (40% weight), and Clean Energy Peer Group (20% weight):

Relative TSR (“rTSR”) was identified as a measure to align our NEOs’ compensation with AES’ stockholders’ interests since the ability to earn the award is linked directly to stock price and dividend performance over a period of time. TSR is defined as the appreciation in stock price and dividends paid over the performance period as a percentage of the beginning stock price. To determine share price appreciation, AES uses a 90-day average stock price for AES relative to the identified peer groups at the beginning and end of the three-year performance period. This avoids short-term volatility impacting the calculation. Each PCU is valued at $1. If the conditions are met, the awards settle in cash.

PSUs represent the right to receive a single share of AES common stock subject to performance and service-based vesting conditions. PSUs granted in 2025 are eligible to vest subject to our three-year cumulative Parent FCF performance. Cumulative Parent FCF was selected because it reflects the ability of AES’ businesses to generate cash for its investors that can be either reinvested in the business or paid to investors through dividends and additionally is a key metric for ratings agencies. The AES Compensation Committee approved targets that it believed to be challenging, but achievable and required growth over the prior year’s goals. If the conditions are met, the awards settle in shares.

For the 2025 PSUs and PCUs, straight-line interpolation is used for performance between levels to determine the vesting percentage of an award. See page 52 of the AES Proxy Statement for information regarding the performance scales and related vesting percentage applicable to the 2025 PSU and PCU awards.

Restricted Stock Units (RSUs)

RSUs represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining and incentivizing the NEOs. RSUs generally vest based on continued service with AES and its subsidiaries in three equal installments, beginning on the first anniversary of the grant date.

2025 Long Term Compensation Grants

As in previous years, the allocation of long-term compensation components granted in 2025 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company.

The following table sets forth the aggregate target grant value for the 2025 LTC Plan awards made to our NEOs.

	2025 Long-Term Compensation Aggregate Target Grant Value
Name	As % of Base Salary(1)	Dollar Amount
Kenneth J. Zagzebski	170%	$900,002
Gustavo Garavaglia	80%	$509,997
Evaristo Leonardi	80%	$327,544
Thomas A. Raga	50%	$144,999
Brian Hylander	50%	$152,854
     (1) Based on salary as of December 31, 2024.

As discussed under “Our Compensation Process” above, grant values are generally guided by each NEO’s applicable AES pay grade (and, in the case of the RSUs, are rounded down to the nearest whole share at the time of grant). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table (2025, 2024, and 2023) and the Grants of Plan-Based Awards (2025) Table in this Amendment.

Prior Year PUs Vesting in 2025

All of the NEOs, with the exception of Mr. Garavaglia, received a grant of PUs in February 2023 for the January 1, 2023 through December 31, 2025 performance period (the “2023-2025 PUs”). For the 2023-2025 PUs, performance was based on AES’ cumulative Parent Free Cash Flow performance during the 2023-2025 period. See “Non-GAAP Measures” for a description of how Parent Free Cash Flow is calculated from AES’ audited financial statements.

The 2023-2025 PUs paid out at 200% of target based on AES’ actual cumulative Parent Free Cash Flow results of $3,329M during the three-year performance period, which was 111.52% of the target cumulative Parent Free Cash Flow. As described above for the 2025 PUs and as previously disclosed, the performance scale for these awards was 100% vesting for performance equal to 100% of target, 50% vesting for performance equal to 90% of target, and 200% vesting for performance equal to or greater than 110% of target. The actual performance payout level is derived using straight-line interpolation: for every one percentage point performance is above the target goal, the payout is increased by approximately ten percentage points. The payouts for these awards for each NEO are shown in the following table:

NEO	Target Number of Performance Units	% of Target Value Based on Parent Free Cash Flow	Final Vested Value
Kenneth J. Zagzebski	231,814	200%	$463,628
Gustavo Garavaglia	—	—%	—
Evaristo Leonardi	150,000	200%	$300,000
Thomas A. Raga	60,711	200%	$121,422
Brian Hylander	70,000	200%	$140,000

Further details regarding the 2023-2025 PU payouts can be found in the Summary Compensation Table (2025, 2024, and 2023) in this Amendment.

Other Relevant Compensation Elements and Policies

Perquisites

We generally do not provide any perquisites to our NEOs, with the exception of relocation-related benefits from time to time.

Retirement and Other Broad-Based Employee Benefits

Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Mr. Hylander previously participated in The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”). Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). The RSRP’s objective is consistent with our philosophy to provide competitive levels of retirement benefits and to retain talented executives. The RSRP does not contain any enhanced or special benefit formulas for our NEOs. Contributions to the RSRP made in 2025 are included in the All Other Compensation column of the Summary Compensation Table (2025, 2024 and 2023) in this Amendment. Additional information regarding the RSRP is contained in the “Narrative Disclosure Relating to the Non-Qualified Deferred Compensation Table” in this Amendment.

Severance and Change in Control Arrangements

AES maintains certain severance and change in control arrangements, including The AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and change-in-control provisions in the long-term compensation award agreements. Upon a change-in-control of AES, the unvested portion of all outstanding awards will vest only upon a double-trigger (at target performance levels for performance awards). The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change-in-control. All unvested, outstanding awards include a double-trigger vesting provision. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control, as provided in the Benefits Schedule included therein. Finally, upon a termination of service (other than by reason of death) prior to reaching retirement eligibility, or in the event of a change-in-control of AES, participants’ account balances in the RSRP (described in the Nonqualified Deferred Compensation (2025) Table below) would be paid in a lump sum. Please see “Potential Payments Upon Termination or Change in Control (2025)” below for a more detailed summary of these payments and benefits.

Employment Agreements and Other Arrangements

Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein or in “Potential Payments Upon Termination or Change in Control (2025).”

Prohibition Against Hedging and Pledging

AES’ Insider Trading Policy prohibits AES’ and its subsidiaries’ employees (including officers) and directors from engaging in hedging transactions with respect to AES’ equity securities including, without limitation, the purchase of financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, on any decrease in the market value of AES’ equity securities. AES additionally prohibits AES’ and its subsidiaries’ employees (including officers) and directors from holding

AES securities in margin accounts and pledging, hypothecating or otherwise using AES securities as collateral for a loan or other form of indebtedness.

Equity Grant Practices

AES grants annual equity awards at approximately the same time each year following the approval by the AES Compensation Committee. The AES Compensation Committee and the AES Board of Directors do not take into account material non-public information when determining the timing or terms of equity awards nor does AES time disclosure of material non-public information for the purpose of affecting the value of executive compensation with such equity awards. In 2025, AES did not grant stock options, stock appreciation rights, or similar option-like awards to its employees.

Non-GAAP Measures

In this CD&A, we reference certain Non-GAAP measures, including Adjusted Earnings Per Share (“Adjusted EPS”), Adjusted Earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), Parent Free Cash Flow (“Parent FCF”), AES US Utilities Returns on Equity, and Subsidiary Distributions. These measures are described below.

Adjusted EPS. AES defines Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits and costs associated with dispositions and acquisitions of business interests, including early plant closures, the tax impact from the repatriation of sales proceeds, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts.

The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES believes that Adjusted EPS better reflects the underlying business performance of AES and is considered in AES’ internal evaluation of financial performance. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, and strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring initiatives, which affect results in a given period or periods. Adjusted EPS should not be construed as an alternative to diluted earnings per share from continuing operations, which is determined in accordance with GAAP.

AES reported diluted earnings per share of $1.31 for the year ended December 31, 2025. For purposes of measuring earnings per share under U.S. GAAP, income available to AES common stockholders is reduced by increases in the carrying amount of redeemable stock of subsidiaries to redemption value and increased by decreases in the carrying amount to the extent they represent recoveries of amounts previously reflected in the computation of earnings per share. While the adjustment for the year ended December 31, 2025 decreased earnings per share, it did not impact Net income on the Consolidated Statement of Operations. For purposes of computing Adjusted EPS, AES excluded the adjustment to redemption value from the numerator. The table below reconciles the income available to AES common stockholders used in GAAP diluted earnings per share to the income from continuing operations used in calculating the non-GAAP measure of Adjusted EPS.

Reconciliation of Adjusted EPS

Year Ended Dec. 31, 2025
Diluted Earnings Per Share From Continuing Operations	$1.31
Add back: Increase in redemption value of redeemable stock of subsidiaries	$0.02
Unrealized derivatives, equity securities, and financial assets and liabilities losses (gains) [1]	$0.17
Unrealized foreign currency losses	$0.04
Disposition/acquisition losses (gains) [2]	$0.34
Impairment losses [3]	$0.52
Loss on extinguishment of debt and troubled debt restructuring	$0.04
Restructuring costs [4]	$0.12
Less: Net income tax benefit [5]	$(0.22)
Adjusted EPS	$2.34
1 Amount primarily relates to remeasurement of AES’ investment in 5B of $48 million, or $0.07 per share, and net unrealized derivative losses at the Energy Infrastructure strategic business unit of $41 million, or $0.06 per share.

2 Amount primarily relates to day-one losses on commencement of sales-type leases at AES Clean Energy Development of $166 million, or $0.23 per share, and AES Renewable Holdings of $13 million, or $0.02 per share, and losses on remeasurement of contingent consideration at AES Clean Energy of $66 million, or $0.09 per share, partially offset by gain on sale of Dominican Republic Renewables of $45 million, or $0.06 per share, and write-off of contingent consideration for a renewables development project at AES Andes of $10 million, or $0.01 per share.

3 Amount primarily relates to impairments at Maritza of $264 million, or $0.37, at Uplight of $103 million, or $0.14 per share, related to an impairment of the equity method investment and convertible notes, at AES Clean Energy Development projects of $80 million, or $0.11 per share, impairments at a renewables development project at AES Andes of $16 million, or $0.02 per share, and Mong Duong of $9 million, or $0.01 per share, partially offset by the derecognition of the valuation allowance on a loan receivable accounted for under ASC 310 and the elimination of estimated costs to sell at Mong Duong of $127 million, or $0.18 per share, after reclassification to held and used.

4 Amount relates to severance costs associated with the AES company-wide restructuring program of $51 million, or $0.07 per share, and impairments at AES Clean Energy Development that were the result of AES’ restructuring program of $38 million, or $0.05 per share.

5 Amount primarily relates to income tax benefits associated with the day-one losses on commencement of sales-type leases primary at AES Clean Energy Development of $41 million, or $0.06 per share, valuation allowance related to Uplight impairment of the equity method investment and convertible notes of $39 million, or $0.05 per share impairments at AES Clean Energy Development projects of $27 million, or $0.04 per share, remeasurement of contingent consideration at AES Clean Energy of $15 million, or $0.02 per share, impairments at Maritza of $12 million, or $0.02 per share, severance costs related to AES’ restructuring program of $10 million, or $0.01 per share, net unrealized derivative losses at AES Integrated Energy of $6 million, or $0.01 per share, and remeasurement of our investment in 5B of $4 million, or $0.01 per share; partially offset by income tax expense associated with the AES Ohio sell-down of $13 million, or $0.02 per share.

Adjusted EBITDA. AES defines EBITDA as earnings before interest income and expense, taxes, depreciation, amortization, and accretion of asset retirement obligations (“AROs”). AES defines Adjusted EBITDA as EBITDA adjusted for the impact of Non-Controlling Interest (“NCI”) and interest, taxes, depreciation, amortization, and accretion of AROs of AES’ equity affiliates, adding back interest income recognized under service concession arrangements, and excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses pertaining to derivative transactions, equity securities, and financial assets and liabilities measured using the fair value option; (b) unrealized foreign currency gains or losses; (c) gains, losses, benefits, and costs associated with dispositions and acquisitions of business interests, including early plant closures, and gains and losses recognized at commencement of sales-type leases; (d) losses due to impairments; (e) gains, losses, and costs due to the early retirement of debt or troubled debt restructuring; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts.

In addition to the revenue and cost of sales reflected in Operating Margin, Adjusted EBITDA includes the other components of AES’ Consolidated Statement of Operations, such as general and administrative expenses in Corporate and Other as well as business development costs, other expense and other income, realized foreign currency transaction gains and losses, and net equity in earnings of affiliates.

The GAAP measure most comparable to Adjusted EBITDA is Net income. AES believes that Adjusted EBITDA better reflects the underlying business performance of AES. Adjusted EBITDA is the most relevant measure considered in AES’ internal evaluation of the financial performance of its segments. Factors in this determination include the variability due to unrealized gains or losses pertaining to derivative transactions, equity securities, or financial assets and liabilities remeasurement, unrealized foreign currency gains or losses, losses due to impairments, strategic decisions to dispose of or acquire business interests, retire debt, or implement restructuring activities, and the variability of allocations of earnings to tax equity investors, which affect results in a given period or periods. In addition, each of these metrics represent the business performance of AES before the application of statutory income tax rates and tax adjustments, including the effects of tax planning, corresponding to the various jurisdictions in which the Company operates. Given its large number of businesses and overall complexity, AES concluded that Adjusted EBITDA is a more transparent measure than Net income that better assists investors in determining which businesses have the greatest impact on AES’ results.

Adjusted EBITDA should not be construed as an alternative to Net income, which is determined in accordance with GAAP.

For purposes of calculating Adjusted EBITDA for the AES US Utilities, the following are not applicable:
(i)interest income under service concession arrangements;
(ii)unrealized foreign currency gains or losses;
(iii)realized foreign currency transaction gains and losses; and
(iv)general and administrative expenses in Corporate and Other.

Reconciliation of Adjusted EBITDA

$ in Millions	Year Ended Dec. 31, 2025
Net Income (loss)	$162
Income tax expense (benefit)	$(181)
Interest expense	$1,407
Interest income	($287)
Depreciation, amortization, and accretion of AROs	$1,457

EBITDA	$2,558
Less: (Income) loss from discontinued operations	$39
Less: Adjustment for noncontrolling interests and redeemable stock subsidiaries[1]	($824)
Less: Income tax expense (benefit), interest expense (income) and depreciation, amortization, and accretion of AROs from equity affiliates	$171
Interest income recognized under service concession arrangements	$58
Unrealized derivative, equity securities, and financial assets and liabilities losses (gains)	$120
Unrealized foreign currency losses	$26
Disposition/acquisition losses (gains)	$244
Impairment losses	$369
Loss on extinguishment of debt and troubled debt restructuring	$21
Restructuring costs	$89
Adjusted EBITDA[1]	$2,871
1The allocation of earnings and losses to tax equity investors from both consolidated entities and equity affiliates is removed from Adjusted EBITDA. NCI also excludes amounts allocated to preferred shareholders during the construction phase before a project becomes operational, as this is akin to a financing arrangement.

Parent Free Cash Flow (2025 and 2023-2025)

Reconciliation of Parent Free Cash Flow[1]
$ in Millions	Year Ended Dec. 31, 2025	Three Years 2023 - 2025
Net Cash Provided by Operating Activities at the Parent Company [2]	$820	$2,159
Subsidiary Distributions to QHCs Excluded from Schedule 1 3	$202	$682
Subsidiary Distributions Classified in Investing Activities [4]	$494	$1,017
Parent-Funded SBU Overheard and Other Expenses Classified in Investing Activities [5]	($294)	($525)
Other	($3)	($4)
Parent Free Cash Flow [1]	$1,219	$3,329
1 Parent Free Cash Flow (a non-GAAP financial measure that was used as a performance metric for both the 2025 annual incentive awards and the 2023-2025 PU awards) should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with U.S. GAAP. Parent Free Cash Flow is the primary, recurring source of cash that is available for use by AES. Parent Free Cash Flow is equal to Subsidiary Distributions less cash used for interest costs, development, general and administrative activities, and tax payments by AES. AES’ Management uses Parent Free Cash Flow to determine the cash available to pay dividends, repay recourse debt, make equity investments, fund share buybacks, pay AES hedging costs and make foreign exchange settlements. AES believes that Parent Free Cash Flow is useful to investors because it better reflects AES’ cash available to make growth investments, pay shareholder dividends, and make principal payments on recourse debt. Factors in this determination include availability of subsidiary distributions to AES and its investment plan.

2 Refer to Net Cash Provided by Operating Activities at AES as reported at Part IV-Item 15-Schedule 1 - Condensed Financial Information of Registrant included in AES’ most recent filed 10-K with the SEC.

3Subsidiary distributions received by Qualified Holding Companies ("QHCs") excluded from Schedule 1. Subsidiary Distributions should not be construed as an alternative to Consolidated Net Cash Provided by Operating Activities, which is determined in accordance with US GAAP. Subsidiary Distributions are important to AES because AES is a holding company that does not derive any significant direct revenues from its own activities but instead relies on its subsidiaries’ business activities and the resultant distributions to fund the debt service, investment and other cash needs of the holding company. The reconciliation of the difference between the Subsidiary Distributions and Consolidated Net Cash Provided by Operating Activities consists of cash generated from operating activities that is retained at the subsidiaries for a variety of reasons which are both discretionary and non-discretionary in nature. These factors include, but are not limited to, retention of cash to fund capital expenditures at the subsidiary, cash retention associated with non-recourse debt covenant restrictions and related debt service requirements at the subsidiaries, retention of cash related to sufficiency of local GAAP statutory retained earnings at the subsidiaries, retention of cash for working capital needs at the subsidiaries, and other similar timing differences between when the cash is generated at the subsidiaries and when it reaches AES and related holding companies.

4Subsidiary distributions that originated from the results of operations of an underlying investee but were classified as investing activities when received by the relevant holding company included in Schedule 1.

5Net cash payments for parent-funded SBU overhead, business development, taxes, transaction costs, and capitalized interest that are classified as investing activities or excluded from Schedule 1.

AES US Utilities Returns on Equity. AES US Utilities Returns on Equity represents the return earned on common equity invested in AES’ regulated utility operations and is calculated by dividing net income attributable to AES’ regulated utility operations by the average common equity allocated to those operations for the period. This measure excludes the impacts of non-regulated utility businesses, including certain transactions with AES Indiana’s renewable projects, that management does not consider indicative of ongoing regulated utility performance. Management uses AES US Utilities Returns on Equity as a key metric to evaluate comparable risk of investor investments, regulatory outcomes, operational performance, and capital efficiency, and compare returns achieved against authorized returns established by regulatory commissions. AES US Utilities Returns on Equity should not be construed as an alternative to, or more meaningful than, GAAP measures such as net income or return on equity calculated on a consolidated basis.

Subsidiary Distributions. Subsidiary Distributions for a Strategic Business Unit are the sum of the following amounts (a) dividends paid to the borrower by its subsidiaries during such period; (b) consulting and management fees paid to the borrower for such period; (c) tax sharing payments made to the borrower during such period; (d) interest and other distributions paid to the borrower during such period with respect to cash and other temporary cash investments of the borrower (other than with respect to amounts on deposit in the Revolving L/C Cash Collateral Account); (e) cash payments made to the borrower in respect of foreign exchange hedge agreements or other foreign exchange activities entered into by the borrower on behalf of any of its subsidiaries; and (f) other cash payments made to the borrower by its subsidiaries other than (i) returns of invested capital; (ii) payments of the principal of debt of any such subsidiary to the borrower and (iii) payments in an amount equal to the aggregate amount released from debt service reserve accounts upon the issuance of letters of credit for the account of the borrower and the benefit of the beneficiaries of such accounts.

For purposes of calculating Subsidiary Distributions for the AES US Utilities, subsection (e) is not applicable.

Compensation Risk

We believe that the applicable compensation programs and policies are designed and administered with the appropriate mix of compensation elements and balance current and long-term performance objectives, cash and equity compensation, and risks and rewards associated with our executives’ roles. As a result, we believe that the risks arising from our employee compensation program are not reasonably likely to have a material adverse effect on the Company.

REPORT OF THE BOARD OF DIRECTORS

The Board has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and in our Annual Report on Form 10-K for the year ended December 31, 2025.

The Board of Directors of The Dayton Power and Light Company d/b/a AES Ohio

Gustavo Garavaglia
Thomas A. Raga
Kenneth J. Zagzebski

SUMMARY COMPENSATION TABLE (2025, 2024 and 2023)

The executive compensation reported in this Summary Compensation Table (2025, 2024, and 2023) and related tables and information reflect the entire compensation paid or awarded to, or earned by, each NEO for their services on behalf of all of the AES family of companies that the NEO serves, including AES Ohio, DPL, the Service Company, IPALCO, AES Indiana and other AES affiliated entities, and not only the portion of such compensation that is paid by AES Ohio.

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Non-Equity Incentive Plan Compensation ($) (g)(3)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(4)	All Other Compensation ($) (i)(5)	Total ($) (j)
Kenneth J. Zagzebski Former CEO Executive Chairman	2025	$530,001	$31,085	$703,160	$1,085,318	$—	$107,833	$2,457,397
	2024	$530,000	$—	$808,847	$967,766	$—	$88,176	$2,394,789
	2023	$500,895	$132,629	$231,805	$871,847	$—	$200,934	$1,938,110

Gustavo Garavaglia CEO, VP and CFO	2025	$439,874	$49,486	$254,997	$329,906	$—	$32,750	$1,107,013
	2024	$294,231	$313,122	$999,997	$293,250	$—	$67,893	$1,968,493
	2023	$—	$—	$—	$—	$—	$—	$—

Evaristo Leonardi VP and COO	2025	$414,881	$—	$163,774	$618,750	$—	$122,503	$1,319,908

Thomas A. Raga President	2025	$300,150	$25,325	$72,499	$290,256	$133,805	$12,250	$834,285

Brian Hylander VP, General Counsel and Secretary	2025	$314,875	$17,712	$76,428	$317,117	$5,691	$40,825	$772,648
	2024	$305,704	$—	$74,208	$232,498	$—	$40,326	$652,736
	2023	$296,799	$—	$70,010	$209,274	$7,256	$37,780	$621,119

(1) The base salary earned by each NEO during fiscal years 2025, 2024, or 2023, as applicable.
(2) Aggregate grant date fair value of PSUs and PCUs granted to Mr. Zagzebski and RSUs granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimates of forfeitures related to service-based vesting conditions and, in the case of PSUs, PCUs, and RSUs (where applicable), assuming a target level of performance in the case of the PSUs and PCUs. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnotes to financial statements (footnote 20), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 2, 2026 (the “AES 2025 10-K”), which also includes information for 2024 and 2023. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs, the share price at grant, the maximum values of PSUs and PCUs granted to Mr. Zagzebski in fiscal year 2025, and payable upon completion of the 2025-2027 performance period is $1,260,000 (PSUs - $630,000; PCUs - $630,000).
(3) The value of all non-equity incentive plan awards earned during the 2025 fiscal year and paid in 2026, which includes awards earned under the PI Plan (our annual incentive plan) and, for all NEOs other than Mr. Garavaglia, awards earned for the three-year performance period ended December 31, 2025 for our cash-based 2023-2025 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non-Equity Incentive Plan Compensation
Kenneth J. Zagzebski	2025	$621,690	$463,628	$1,085,318

Gustavo Garavaglia	2025	$329,906	$—	$329,906

Evaristo Leonardi	2025	$318,750	$300,000	$618,750

Thomas A. Raga	2025	$168,834	$121,422	$290,256

Brian Hylander	2025	$177,117	$140,000	$317,117

(4) Mr. Raga participates in, and Mr. Hylander previously participated in, the DP&L Retirement Plan. Details of this pension plan (and related assumptions) are set forth in the Pension Benefits Table (2025). For Mr. Raga and Mr. Hylander, the pension value increased from December 31, 2024 to December 31, 2025 by $133,805 and $5,691, respectively, due to a decrease in the discount rate (14 basis points). Mr. Zagzebski, Mr. Garavaglia and Mr. Leonardi do not participate in an employer sponsored pension plan.
(5) All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2025, All Other Compensation includes, in the case of Mr. Garavaglia and Mr. Leonardi, relocation-related benefits (further described below).

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other(a)	Total Other Compensation
Kenneth J. Zagzebski	2025	$31,500	$76,333	$—	$107,833

Gustavo Garavaglia	2025	$31,500	$—	$1,250	$32,750

Evaristo Leonardi(a)	2025	$31,500	$32,094	$58,909	$122,503

Thomas A. Raga	2025	$12,500	$—	$—	$12,500

Brian Hylander	2025	$31,500	$9,325	$—	$40,825

(a) Other Compensation for Mr. Garavaglia includes $1,250 for relocation expenses and for Mr. Leonardi includes a $56,000 for relocation expenses and $2,909 for related tax gross-up payments.

GRANTS OF PLAN-BASED AWARDS (2025)
The following table provides information about the plan-based cash and equity awards granted to our NEOs in 2025.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4) (i)	Grant Date Fair Value of Stock and Option Awards ($)(5) (j)
Name (a)	Grant Date (b)	Units	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)		Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Kenneth J. Zagzebski	—		$—	$450,500	$901,000	(1)
	21-Feb-25					(3)	157,500	315,000	630,000		$118,157
	21-Feb-25					(3)	—	29,745	59,490		$315,000
	21-Feb-25					(4)				25,496	$270,003
Gustavo Garavaglia	—		$—	$263,925	$527,850	(1)
	21-Feb-25		$127,500	$255,000	$510,000	(2)
	21-Feb-25					(4)				24,079	$254,997
Evaristo Leonardi	—		$—	$255,000	$510,000	(1)
	21-Feb-25		$81,885	$163,770	$327,540	(2)
	21-Feb-25					(4)				15,465	$163,774
Thomas A. Raga	—		$—	$135,068	$270,136	(1)
	21-Feb-25		$36,250	$72,500	$145,000	(2)
	21-Feb-25					(4)				6,846	$72,499
Brian Hylander	—		$—	$141,694	$283,388	(1)
	21-Feb-25		$38,213	$76,426	$152,852	(2)
	21-Feb-25					(4)				7,217	$76,428

(1) Amounts in the first row of data for each NEO reflect the threshold, target and maximum annual cash incentive amounts that could have been earned pursuant to 2025 awards granted under the PI Plan. The amounts of annual cash incentive awards earned in 2025 by our NEOs were determined and paid in the first quarter of 2026 to all NEOs and the actual payout amounts are shown in the Summary Compensation Table. For additional information, please see “2025 Compensation Determinations—2025 Performance Incentive Plan Payouts."
(2) Amounts in the second row of data for Mr. Garavaglia, Mr. Leonardi, Mr. Raga, and Mr. Hylander reflect the threshold, target and maximum numbers of 2025 PUs granted under the LTC Plan. For additional information, please see “2025 Compensation Determinations—Long Term Compensation Elements.”
(3) Amounts in the second and third rows of data for Mr. Zagzebski reflect the threshold, target, and maximum numbers of PCUs and PSUs, respectively, granted under the LTC Plan. For additional information, please see “2025 Compensation Determinations—Long Term Compensation Elements.”
(4) Amounts in the fourth row of data for Mr. Zagzebski and the third row of data for the remaining NEOs reflects RSU awards granted under the LTC Plan. For additional information, please see “2025 Compensation Determinations—Long Term Compensation Elements.”
(5) Aggregate grant date fair values of PCUs, PSUs and RSUs granted in the year which are computed in accordance with FASB ASC Topic 718, disregarding any estimates of forfeitures related to service-based vesting conditions and, in the case of PCUs and PSUs, assuming a target level of performance. Please reference footnote 2 of the “Summary Compensation Table (2025, 2024, and 2023)” for additional details.

Descriptions of the compensation elements included in the Summary Compensation Table (2025, 2024 and 2023) and Grants of Plan-Based Awards (2025) Table are set forth in the CD&A.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2025)*

The following table contains information concerning unvested AES stock awards granted to the NEOs that were outstanding on December 31, 2025. The market value of stock awards is based on the closing price per share of AES Common Stock on December 31, 2025 of $14.34, the last business day of the 2025 fiscal year, except that PCUs are valued at $1 per unit. The NEOs do not hold any equity in AES Ohio.

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#)(g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Kenneth J. Zagzebski	39,798	$570,703	49,433 (2)	$708,869
			630,000 (3)	$630,000
Gustavo Garavaglia	65,333	$936,875	—	$—
Evaristo Leonardi	24,066	$345,106	—	$—
Thomas A. Raga	10,353	$148,462	—	$—
Brian Hylander	11,231	$161,053	—	$—

* Table excludes the Option Award columns since the NEOs did not hold options as of December 31, 2025.
(1) Included in this item are:
a. Grants of RSUs made to all NEOs other than Mr. Garavaglia that vest in three equal installments on the first three anniversaries of the grant date. These awards include:
(i) An RSU grant made on February 24, 2023 for which the final installment vested on February 24, 2026.
(ii) An RSU grant made on February 22, 2024 for which the second installment vested on February 22, 2026, and the third installment will vest on February 22, 2027.
b. An RSU grant made to all NEOs on February 21, 2025 for which the first installment vested on February 21, 2026, and the remaining two installments will vest on February 21, 2027 and February 21, 2028, respectively.
c. An RSU grant made to Mr. Garavaglia on April 15, 2024 for which the second installment vested on April 15, 2026, and the third installment will vest on April 15, 2027.
(2) Included in this item are PSUs for Mr. Zagzebski granted on February 22, 2024 and February 21, 2025 that will vest if earned, upon final certification of results in the first quarters of 2027 and 2028, respectively, based on the financial performance condition of AES’ three-year cumulative Parent Free Cash Flow, subject to AES Compensation Committee approval, and three-year service conditions (but only when and to the extent financial performance conditions are met). Based on AES’ performance through the end of fiscal year 2025 relative to the performance criteria, the period to-date results for the 2024 - 2026 and 2025 - 2027 performance periods are between target and maximum, and thus the maximum number of PSUs granted in 2024 and 2025 are included above.
(3) Included in this item are PCUs for Mr. Zagzebski granted on February 22, 2024 and February 21, 2025 that will vest if earned, upon final certification of results in February 2027 and February 2028, respectively, based on AES’ three-year cumulative Total Stockholder Return relative to peer indices. Based on AES’ performance through the end of fiscal year 2025 relative to the performance criteria, our current period to-date results for the 2024-2026 and 2025-2027 ongoing performance periods are below threshold and thus the threshold number of PCUs granted in 2024 and 2025 are included above.

OPTION EXERCISES AND STOCK VESTED (2025)*
The following table contains information concerning the vesting of RSU awards held by the NEOs during 2025.

	Stock Awards (1)
Name (a)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kenneth J. Zagzebski	12,280	$130,910
Gustavo Garavaglia	20,627	$211,839
Evaristo Leonardi	8,910	$95,085
Thomas A. Raga	2,869	$30,579
Brian Hylander	3,169	$33,771
* Table excludes the Option Award columns since the NEOs did not hold options as of December 31, 2025.
(1)Vesting of stock awards in 2025 consisted of separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/24/2022 RSUs (i)	2/24/2023 RSUs (ii)	2/22/2024 RSUs (iii)	4/15/2024 RSUs (iv)	Total (#)
Kenneth J. Zagzebski	3,603	3,052	5,625	—	12,280
Gustavo Garavaglia	—	—	—	20,627	20,627
Evaristo Leonardi	3,623	1,975	3,312	—	8,910
Thomas A. Raga	717	799	1,353	—	2,869
Brian Hylander	701	922	1,546	—	3,169

Value Realized on Vesting ($)

Name	2/24/2022 RSUs (i)	2/24/2023 RSUs (ii)	2/22/2024 RSUs (iii)	4/15/2024 RSUs (iv)	Total ($)
Kenneth J. Zagzebski	38,624	32,717	59,569	—	130,910
Gustavo Garavaglia	—	—	—	211,839	211,839
Evaristo Leonardi	38,839	21,172	35,074	—	95,085
Thomas A. Raga	7,686	8,565	14,328	—	30,579
Brian Hylander	7,515	9,884	16,372	—	33,771

(i) The February 24, 2022 RSU grant vested in three equal installments beginning on the first anniversary of the grant date. The vesting of the third installment occurred on February 24, 2025 at a vesting price of $10.72.

(ii) The February 24, 2023 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the second installment occurred on February 24, 2025 at a vesting price of $10.72.

(iii) The February 22, 2024 RSU grant vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on February 22, 2025 at a vesting price of $10.59.

(iv) The April 15, 2024 RSU grant for Mr. Garavaglia vests in three equal installments beginning on the first anniversary of the grant date. The vesting of the first installment occurred on April 15, 2025 at a vesting price of $10.27.

PENSION BENEFITS (2025)

The following table provides information with respect to the DP&L Retirement Income Plan which is the only defined benefit pension plan in which any of the NEOs participate.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)(2)(3)	Payments During Last Fiscal Year ($) (e)
Kenneth J. Zagzebski(1)	—	—	$—	$—
Gustavo Garavaglia(1)	—	—	$—	$—
Evaristo Leonardi(1)	—	—	$—	$—
Thomas A. Raga	DP&L Retirement Income Plan	14.00	$673,895	$—
Brian Hylander	DP&L Retirement Income Plan	4.00	$73,218	$—

(1)Mr. Zagzebski, Mr. Garavaglia and Mr. Leonardi do not participate in an employer-sponsored pension plan.
(2)For Mr. Raga, assumes 1,000 hours earned in plan years 2011-2025 and for Mr. Hylander, assumes 1,000 hours earned in plan years 2009-2012 Based on the census data as reported by AES for valuation purposes and the following assumptions:

Measurement Date	12/31/2025	12/31/2024
Discount Rate - DPL	5.52%	5.66%
Post-retirement Mortality	PRI-2012 retiree, no collar, projected generationally with MSS-2025	PRI-2012 retiree, no collar, projected generationally with MSS-2024
Pre-retirement Mortality	PRI-2012 employee, no collar, projected generationally with MSS-2025	PRI-2012 employee, no collar, projected generationally with MSS-2024
Supplemental Monthly Benefit (ends at age 65)	187.50	187.50
Retirement Age	62	62
Form of Payment	Single Life Annuity	Single Life Annuity

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire	Date of Termination from Plan Participation
Mr. Hylander	8/8/1973	11/5/2007	6/30/2012
Mr. Raga	10/5/1965	12/28/2010	N/A

Compensation:
Year	Mr. Raga	Mr. Hylander	IRS Maximum Compensation

2020	$229,481	N/A	$285,000
2021	$224,958	N/A	$290,000
2022	$242,844	N/A	$305,000
2023	$259,842	N/A	$330,000
2024	$284,548	N/A	$345,000
2025	$300,150	N/A	$350,000

(3) Accumulated Benefit calculations for Mr. Raga include accrued monthly benefit of $4,925.01 and the $187.50 monthly supplemental benefit payable from age 62 to age 65, and for Mr. Hylander include frozen accrued monthly benefit of $778.69 and the $187.50 monthly supplemental benefit payable from age 62 to age 65. A discussion of the relevant assumptions made in the calculation may be found in the financial statements, footnotes to financial statements (footnote 16), or Management’s Discussion & Analysis, as appropriate, contained in the AES 2025 10-K.

For Mr. Raga, the pension value increased from December 31, 2024 to December 31, 2025 due to benefit accruals as well as the decrease in the discount rate (14 basis points). For Mr. Hylander, the pension value increased from December 31, 2024 to December 31, 2025 due to the decrease in discount rate (14 basis points).

Employee Retirement Plans

The DP&L Retirement Income Plan

The DP&L Retirement Income Plan is a qualified defined benefit plan that provides retirement benefits to employees of AES Ohio and its affiliates who are participating employers who meet the participation requirements, including Mr. Raga, and, previously, Mr. Hylander. NEOs may receive benefits under AES Ohio plans if they were previously employed by AES Ohio. Mr. Hylander was eligible to participate in the DP&L Retirement Income Plan from 2009 to 2012 and has a frozen benefit as of 2012. The DP&L Retirement Income Plan covers both union (unit) and nonunion (management) employees. Plan provisions differ by union, management pre-2011 hires (Legacy), and management post-2010 hires. Mr. Raga and Mr. Hylander are in the management pre-2011 hires category. Mr. Raga is currently eligible for early retirement benefits under the DP&L Retirement Income Plan.

Management - pre-2011 hires. Participants must be at least 21 years old and must have completed at least one year of service to be eligible for the DP&L Retirement Income Plan. Participants earn a year of service for each plan year during which they work 1,000 hours beginning with the plan year which includes their participation date. In general, employees receive pension benefits in an amount equal to (a) 1.25% of the average of the employee’s highest three consecutive annual base salaries for the five years immediately preceding the employee’s termination of employment, plus 0.45% of such average pay in excess of the employee’s 35-year average of Social Security wages, multiplied by (b) the employee’s years of service (not exceeding 30 years). Generally, an employee’s normal pension retirement benefits are fully available on his or her 65th birthday. If an employee is no longer employed by a participating employer prior to vesting in the DP&L Retirement Income Plan (five years), the employee forfeits his or her pension benefits. Early retirement benefits are available to employees at any time once they reach age 55 and have completed 10 years of vesting service. However, if pension payments start before age 62, the monthly benefit is reduced by 3/12% for each month before age 62. Participants retiring early receive an additional $187.50 per month until age 65. Generally, pension benefits under the DP&L Retirement Income Plan are paid in monthly installments upon retirement; however, such benefits may be paid in a lump sum depending on the amount of pension benefits available to the employee. Employees have a right to choose a surviving spouse benefit option. If this option is chosen, pension benefits to the employee are reduced.

NONQUALIFIED DEFERRED COMPENSATION (2025)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(2)	Registrant Contributions in Last Fiscal Year ($) (c)(3)	Aggregate Earnings in Last Fiscal Year ($) (d)(4)	Aggregate Withdrawals/Distributions ($) (e)(5)	Aggregate Balance at Last FYE ($) (f)(6)
Kenneth J. Zagzebski	$57,200	$76,333	$177,204	$—	$1,046,256
Gustavo Garavaglia	$13,000	$—	$1,512	$—	$14,512
Evaristo Leonardi	$21	$32,094	$32,511	$—	$238,464
Thomas A. Raga	$—	$—	$—	$—	$—
Brian Hylander	$230	$9,325	$22,376	$—	$157,636

(1)Because Mr. Raga does not participate in the AES 401(k) plan (but rather the DPL 401(k) plan), he is not eligible to receive an employer match on RSRP contributions.
(2)Amounts in this column represent elective contributions by the NEO to the RSRP in 2025. Amounts were deferred from the “Salary” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table (2025, 2024, and 2023).

(3)Amounts in this column represent employer contributions to the RSRP in 2025. The amount reported in this column and the employer’s additional contributions to the AES or DPL 401(k) plans are included in the amounts reported in the 2025 row of the "All Other Compensation" column of the Summary Compensation Table (2025, 2024 and 2023). In the 2024 and 2023 rows of the Summary Compensation Table, the amounts $57,126 and $60,971 were previously included for Mr. Zagzebski and the amounts $9,276 and $8,080 were previously reported for Mr. Hylander, respectively.
(4)Amounts in this column represent investment earnings under the RSRP.
(5)Amounts in this column represent distributions from the RSRP.
(6)Amounts in this column represent the balance of amounts in the RSRP at the end of 2025 and are included in the Summary Compensation Table as described in footnote 2 herein.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2025 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

Individuals who participate in the RSRP may defer up to 80% of their base salary and up to 100% of their annual bonus under the RSRP. AES provides a matching contribution to the RSRP for individuals who actively defer and who are also subject to statutory limits.

AES may maintain up to four separate deferral accounts for participants in the RSRP, each of which may have a different distribution date and a different distribution option. A participant in the RSRP may elect to have distributions made in a lump-sum payment or annually over a period of two to fifteen years. All RSRP distributions are made in cash.

Under the RSRP, individuals have the ability to select from a list of hypothetical investments. The investment options are functionally equivalent to the investments made available to all participants in the AES 401(k) Plan. Individuals may change their hypothetical investments within the time periods that are permitted by the AES Compensation Committee, provided that they are entitled to change such designations at least quarterly.

Earnings or losses are credited to the deferral accounts by the amount that would have been earned or lost if the amounts were actually invested.

Individual RSRP account balances are always 100% vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2025)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control of AES, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2025, and, where applicable, uses the closing price per share of AES Common Stock of $14.34, as reported on the NYSE on December 31, 2025. None of the applicable NEOs would be entitled to compensation upon a change in control of AES Ohio.

For each applicable NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated or accrued vested benefits for each NEO, including those set forth in the Pension Benefits (2025).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth J. Zagzebski
Cash Severance (1)	$—	$530,000	$530,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,909,572	$1,909,572	$1,909,572	$—
Benefits Continuation (3)	$—	$19,405	$19,405	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$574,405	$2,483,977	$1,909,572	$1,909,572	$—
Gustavo Garavaglia
Cash Severance (1)	$—	$439,875	$439,875	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$1,191,875	$1,191,875	$1,191,875	$—
Benefits Continuation (3)	$—	$25,473	$25,473	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$490,348	$1,682,223	$1,191,875	$1,191,875	$—
Evaristo Leonardi
Cash Severance (1)	$—	$425,000	$425,000	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$667,876	$667,876	$667,876	$—
Benefits Continuation (3)	$—	$23,268	$23,268	$—	$—	$—
Outplacement Assistance (4)	$—	$25,000	$25,000	$—	$—	$—
Total	$—	$473,268	$1,141,144	$667,876	$667,876	$—
Thomas A. Raga
Cash Severance (1)	$—	$248,201	$248,201	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$285,923	$285,923	$285,923	$—
Benefits Continuation (3)	$—	$19,405	$19,405	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$267,606	$553,529	$285,923	$285,923	$—
Brian Hylander
Cash Severance (1)	$—	$199,825	$199,825	$—	$—	$—
Accelerated Vesting of LTC (2)	$—	$—	$311,679	$311,679	$311,679	$—
Benefits Continuation (3)	$—	$14,267	$14,267	$—	$—	$—
Outplacement Assistance (4)	$—	$—	$—	$—	$—	$—
Total	$—	$214,092	$525,771	$311,679	$311,679	$—

(1)In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Mr. Zagzebski, Mr. Garavaglia and Mr. Leonardi upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2025, the service and performance conditions under AES’ 2025 PI Plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.
(2)Accelerated vesting of LTC Plan awards includes:
•The value of outstanding RSUs;
•For Mr. Zagzebski, the value of unvested PSUs granted in February 2024 and 2025 at target payout level;
•For all NEOs except for Mr. Zagzebski, the value of unvested PUs granted in February 2024 and 2025 at the target payout level to the extent and as applicable for each NEO; and
•For Mr. Zagzebski, the value of PCUs granted in February 2024 and 2025 at target payout level.

The following table provides further detail on accelerated vesting of LTC Plan awards by award type.

Name	Zagzebski	Garavaglia	Leonardi	Raga	Hylander
Long-Term Award Type:
Performance Stock Units	$708,869	$—	$—	$—	$—
Restricted Stock Units	$570,703	$936,875	$345,106	$148,462	$161,053
Performance Units	$—	$255,000	$322,770	$137,461	$150,626
Performance Cash Units	$630,000	$—	$—	$—	$—
Total Accelerated LTC Vesting	$1,909,572	$1,191,875	$667,876	$285,923	$311,679

(3) Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2025, based on the coverage in place at the end of December 2025. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.
(4) Upon a termination without cause or a qualifying termination following a change in control, Mr. Zagzebski, Mr. Garavaglia and Mr. Leonardi are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or
Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. As of December 31, 2025, all of our NEOs were entitled to the benefits provided by the Severance Plan in 2025 and are entitled to the applicable severance payments and benefits set forth on the benefits schedules included therein.

Certain employees, including the NEOs, are eligible for severance benefits, including salary continuation, applicable benefits and severance payments under the Severance Plan if the employee separates from service due to Involuntary Termination or for Good Reason (each as defined below). Benefits under the Severance Plan require a minimum one year of service eligibility, and are not available under the Severance Plan if the individual’s employment is terminated in connection with certain events as set forth in the Severance Plan, including, but not limited to, (a) an employee’s (i) voluntary resignation (other than for Good Reason), (ii) separation from service for Cause (or for reasons that the employer determines would be inconsistent with the purposes of the Severance Plan), or (iii) declining a new job position located within 50 miles of the employee’s current work site, or (b) due to death or disability, the sale of a business, or in connection with a voluntary transfer of employment.

Upon the termination of employment under the above circumstances, Mr. Zagzebski, Mr. Garavaglia, and Mr. Leonardi would be entitled to receive the following:

•Salary continuation payments equal to their annual base salaries, which would be paid over time in accordance with company payroll practices and the terms of the Severance Plan;
•An additional payment equal to a pro rata portion of their annual cash bonuses, to the extent earned, based upon the time they were employed during the year in which their employment terminates, provided that applicable performance conditions are met;
•In the event that they elect COBRA coverage under the health plan in which they participate, continuation of employer paid premiums for such coverage (for up to 12 months) in an amount equal to that paid for active employees under the same health plan. They would also receive continuation of dental and vision benefit programs, with Mr. Zagzebski, Mr. Garavaglia, and Mr. Leonardi paying the same portion of the premiums as were previously paid as an employee;
•They will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred; and
•In the event that termination of their employment occurs due to the circumstances described above and within two years after a “change in control,” the amount of their salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will be increased to 18 months.

In the event of a qualifying termination under the Severance Plan, Mr. Raga would be entitled to approximately 10.5 months prorated annual compensation and continuation of health dental and vision benefits during this 10.5 month period, and Mr. Hylander would be entitled to 8 months prorated annual compensation and continuation of health, dental and vision benefits during this 8 month period.

The obligation to provide these payments and benefits to the NEOs under the Severance Plan would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.

Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)

The vesting of PSUs, PCUs, RSUs and PUs and the ability of our NEOs to exercise or receive payments under those awards changes in the case of (1) termination of a NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the LTC Plan as outlined below:

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. Except for Mr. Zagzebski, all of our NEOs held PUs as of December 31, 2025. All of our NEOs held RSUs as of December 31, 2025, and Mr. Zagzebski also held PSUs and PCUs as of December 31, 2025. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a PSU, PCU or RSU, the PSUs (at target), the PCUs (at target) and/or RSUs (at target, in the case of RSUs with a performance feature) will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

With PSUs, PCUs RSUs and PUs, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding units. Involuntary termination allows prorated time-vesting in increments of one-third or two-thirds vesting in the case of PSUs, PCUs and PUs. Under a qualified retirement, which requires approval of the AES Compensation Committee, the NEO must either reach i) 60 years of age and 7 years of service with the Company or an affiliate or ii) at least 57 years of age and at least 10 years of service with the Company or an affiliate, and, if the AES Compensation Committee so approves, such awards will be paid on the original schedule and, in the case of performance awards, subject to performance against the applicable goals of the awards. In the case of Mr. Zagzebski and Mr. Raga, each has reached both the age and years of service criteria to be eligible for qualified retirement. If Mr. Zagzebski had retired on December 31, 2025, and if the AES Compensation Committee approved a qualified retirement, the aggregate value of his PSUs, PCUs, and RSUs (all assumed at target performance, where applicable) would have been $1,909,572. If Mr. Raga had retired on December 31, 2025, and if the AES Compensation Committee approved a qualified retirement, the aggregate value of his PUs and RSUs (all assumed at target performance, where applicable) would have been $285,923.

If a change in control occurs prior to the end of the three-year performance period, outstanding PSUs, (at target), PCUs (at target), RSUs (at target performance, in the case of RSUs with a performance feature) and PUs (at target) will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control (other than for a qualifying retirement).

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

In the event of a termination of the applicable NEO’s employment (other than by reason of death) prior to reaching retirement eligibility, or, in the event of a change in control (defined in the same manner as the term “change-in-control” in the RSRP described below), the balances of all of the applicable NEO’s deferral accounts under the RSRP will be paid in a lump sum. In the event of such NEO’s death or retirement, the balances in the NEO’s deferral accounts will be paid according to his or her elections if such NEO was 59 1/2 or more years old at the time of his or her death or retirement. In the event of the NEO’s death or retirement before age 59 1/2, the value of the deferral account will be paid in a lump sum.

Definition of Terms

The following definitions are provided in the Severance Plan and related Benefits Schedule used in this description:

“Cause” generally means termination of service due to the participant’s dishonesty, insubordination; continued and repeated failure to perform his or her assigned duties or willful misconduct in the performance of such duties; intentionally engaging in unsatisfactory job performance; failing to make a good faith effort to bring unsatisfactory job performance to an acceptable level; violation of the policies, procedures, work rules or recognized standards of behavior; misconduct related to his or her employment; or a charge, indictment or conviction of, or a plea of guilty or nolo contendere to, a felony, whether or not in connection with the performance of his or her duties.

“Change in Control” generally means the occurrence of one or more of the following events: (i) a transfer or sale of all or substantially all of AES’ assets, (ii) a person (other than someone in AES Management) becomes the beneficial owner of more than 35% of AES outstanding stock, (iii) during any one year period, individuals who at the beginning of such period constitute the Board of AES (together with any new Director whose election or nomination was approved by a majority of the Directors who were either in office at the beginning of such period or who were so approved, excluding anyone who became a Director as a result of a threatened or actual proxy contest or solicitation, including through the use of proxy access procedures as may be provided in the AES bylaws) cease to constitute a majority of the Board, or (iv) the consummation of a merger or similar transaction involving AES securities representing 65% or more of the then-outstanding voting stock of the corporation resulting from such transaction are held subsequent to such transaction by beneficial owners of AES immediately prior to such transaction in substantially the same proportions as their ownership immediately prior to such transaction.

“Good Reason” or “Good Reason Termination” generally means, without a participant’s written consent, his or her separation from service (for reasons other than death, disability or Cause) by a participant due to the following events, within two years of the consummation of a Change in Control: (i) the relocation of a participant’s principal place of employment to a location that is more than 50 miles from his or her previous principal place of employment; (ii) a material diminution in the duties or responsibilities of a participant; and (iii) a material reduction in the base salary or annual incentive opportunity of a participant.

“Involuntary Termination” generally means an involuntary separation from service (that is not otherwise an ineligible termination) due to a reduction in force, permanent job elimination, the restructuring or reorganization of a business unit, division, department, or other business segment, a termination by mutual consent where AES agrees that the participant is entitled to benefits, or declining an offer to relocate to a new job position more than 50 miles from the participant’s current location (provided, however, that if the participant is an executive of AES, he or she will not incur an Involuntary Termination if he or she declines a new job position, regardless of its location if such person’s existing job is being terminated).

The following definition is provided in the RSRP of the terms used in this description:

“Change-in-Control” means the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of AES to any person or group (as that term is used in Section 13(d)(3) of the Exchange Act) of persons; (ii) a person or group (as so defined) of persons (other than AES Management on the date of the adoption of the RSRP or their affiliates) shall have become the beneficial owner of more than 35% of the outstanding voting stock of AES; or (iii) during any one-year period, individuals who at the beginning of such period constitute the Board of AES (together with any new Director whose election or nomination was approved by a majority of the Directors then in office who were either Directors at the beginning of such period or who were previously so approved, but excluding under all circumstances any such new Director whose initial assumption of office occurs as a result of an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of any individual, corporation, partnership or other entity or group) cease to constitute a majority of the Board of Directors. Notwithstanding the foregoing or any provision of the RSRP to the contrary, the foregoing definition of change-in-control shall be interpreted, administered and construed in manner necessary to ensure that the occurrence of any such event shall result in a change-in-control only if such event qualifies as a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, as applicable, within the meaning of Treas. Reg. § 1.409A-3(i)(5).

The following definition is provided in the 2003 Long Term Compensation Plan of the terms used in this description:

“Change-in-Control” means the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of AES to any person or group (as that term is used in Section 13(d) (3) of the Exchange Act) of persons, (ii) a person or group (as so defined) of persons (other than AES Management on the date of the adoption of the 2003 Long Term Compensation Plan or their affiliates) shall have become the beneficial owner of more than 35% of the outstanding voting stock of AES, or (iii) during any one-year period, individuals who at the beginning of such period constitute the Board of AES (together with any new Director whose election or nomination was approved by a majority of the Directors then in office who were either Directors at the beginning of such period or who were previously so approved, but excluding under all circumstances any such new Director whose initial assumption of office occurs as a result of an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of any individual, corporation, partnership or other entity or group) cease to constitute a majority of the Board. Notwithstanding the foregoing or any provision of the 2003 Long Term Compensation Plan to the contrary, if an award is subject to Section 409A (and not excepted therefrom) and a change-in-control is a distribution event for purposes of an award, the foregoing definition of change-in-control shall be interpreted, administered and construed in manner necessary to ensure that the occurrence of any such event shall result in a change-in-control only if such event qualifies as a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, as applicable, within the meaning of Treas. Reg. § 1.409A-3(i)(5).

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table (2025, 2024 and 2023) and other tables set forth in this Amendment. No director who served on our Board for any part of 2025 that is or was also an employee of AES Ohio, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2025.

Compensation Committee Interlocks and Insider Participation

The Board of AES Ohio does not have a compensation committee. Please see the CD&A in this Amendment for a discussion of the process undertaken in setting executive compensation, including the persons who, during the last completed fiscal year, participated in the NEO compensation process. The Executive Compensation Review Team (consisting of the AES CEO, the AES President and the AES CHRO) is responsible for reviewing and administering compensation for our NEOs. Accordingly, none of our executive officers who are also members of our Board, participate in the deliberations and/or approvals regarding their own compensation.

For information regarding the board memberships and, officer and employee positions held by our executive officers and directors with AES and other companies affiliated with AES Ohio, see the biographies of our executive officers and directors included under “Item 10. Directors, Executive Officers and Corporate Governance” and the disclosures relating to these individuals included under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” each set forth in this Amendment and incorporated by reference herein as to this information.

ITEM 12 .     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following two tables set forth information regarding the beneficial ownership of AES Ohio’s Common Stock as of March 15, 2026 based on 41,172,173 shares outstanding as of such date, and AES’ Common Stock as of March 15, 2026 based on 713,071,623 shares outstanding as of such date by (a) each current Director of AES Ohio and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of AES Ohio as a group and (c) all persons who are known by AES Ohio to be the beneficial owners of more than five percent (5%) of the Common Stock of AES Ohio. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of AES Ohio and AES Common Stock.

Except as otherwise indicated, the address for each person below is c/o The Dayton Power and Light Company 1065 Woodman Drive, Dayton, Ohio 45432.

(a) Common Stock of AES Ohio

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of AES Ohio Common Stock Outstanding
AES Ohio Holdings, Inc.	41,172,173	100%

All Directors and Executive Officers as a Group (5 people)	0	0%

(b) Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (1)(2)
Gustavo Garavaglia	Director and NEO	32,500	*
Brian Hylander	NEO	30,702	*
Evaristo Leonardi	NEO	26,480	*
Thomas A. Raga	Director and NEO	24,481	*
Kenneth J. Zagzebski	Director and NEO	80,362	*
All Directors and Executive Officers as a Group (5 people)		194,525	*
*Shares held represent less than 1% of the total number of outstanding shares of AES Common Stock.
(1) The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2026, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2026 that are able to be exercised within 60 days of March 15, 2026: Mr. Garavaglia – 0 shares; Mr. Hylander – 0 shares; Mr. Leonardi – 0 shares; Mr. Raga – 0 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group - 0 shares; (b) the following shares held in The AES Retirement Savings Plan: Mr. Garavaglia – 0 shares; Mr. Hylander – 1,576 shares; Mr. Leonardi - 1,673 shares; Mr. Raga – 0 shares; Mr. Zagzebski – 0 shares; all directors and executive officers as a group – 3,249 shares.

Change in Control

As previously announced by AES, on March 1, 2026, AES entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of AES common stock outstanding immediately prior to the effective time (other than (i) shares of AES common stock held by any holder who properly exercises and perfects appraisal rights under Delaware law in respect of such shares and (ii) any shares of AES common stock held in AES’ treasury or owned, directly or indirectly, by Parent or Merger Sub) will be automatically converted into the right to receive $15.00 in cash, without interest, per share. Consummation of the Merger is subject to various closing conditions.

Equity Securities under Compensation Plans

As described in this Amendment, there are no equity compensation plans under which equity securities of AES Ohio are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (As of December 31, 2025)” table in the AES 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Service Company
The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of certain AES U.S. companies, including among other companies, AES Ohio. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including AES Ohio, are not subsidizing costs incurred for the benefit of other businesses. For a description of such amounts from January 1, 2025, please see Note 10, “Related Party Transactions” to AES Ohio’s financial statements contained in the 2025 10-K.

Benefit Plans

DPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. For a description of such amounts from January 1, 2025, please see Note 10, “Related Party Transactions” to AES Ohio’s financial statements contained in the 2025 10-K.

Long Term Compensation Plan

During 2025, some of AES Ohio’s non-union employees received benefits under the AES LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan include awards granted in the form of PUs and PCUs payable in cash and AES RSUs and PSUs payable in AES Common Stock. RSUs vest ratably over a three-year period generally subject to continued employment, and PSUs vest, if earned, at the end of a three-year period based on performance and continued employment. The PUs and PCUs are payable in cash and vest at the end of the three-year performance period and are subject to certain AES performance criteria. For more information, including a description of such amounts from January 1, 2025, please see Note 10, “Related Party Transactions” to AES Ohio’s financial statements contained in the 2025 10-K.

Income Taxes

AES files federal and state income tax returns, which consolidate DPL and its subsidiaries, including AES Ohio. Under a tax sharing agreement with DPL, AES Ohio is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. For a description of such amounts from January 1, 2025, please see Note 10, “Related Party Transactions” to AES Ohio’s financial statements contained in the 2025 10-K.

Related Person Policies and Procedures

AES Ohio is owned by one shareholder, which is majority-owned by AES. As such, AES Ohio does not maintain the type of separate written related person transaction policy that is customarily maintained by more widely-held public companies. The AES US Utilities has a designated compliance officer who ensures that the core values of AES and its subsidiaries are communicated to, and followed by, employees throughout the organization as set forth in the Code of Conduct and other policies adopted by AES Ohio and its affiliated companies. The Code of Conduct expressly requires that employees avoid conflicts of interests and engage in fair dealing, among other requirements, to ensure that transactions entered into by AES Ohio, and other affiliated companies are in the best interests of the organization.

AES Ohio also utilizes a due diligence questionnaire with certain business partners, vendors and suppliers as part of the corporate compliance program to ensure that the highest ethical and legal standards are upheld in all business transactions. The corporate compliance program includes a “know your business partner” program, which requires us to conduct due diligence on prospective business partners prior to entering into certain business agreements with an estimated value in excess of $250,000, for U.S. based transactions, or that are otherwise identified as high risk. Our compliance program requires that the due diligence questionnaires for all such business partners be updated prior to execution of any new agreement with AES Ohio if the questionnaire on file is more than two years old.

A due diligence questionnaire is also completed annually by directors and executive officers in order to determine if a related person transaction or other conflict of interest or potential conflict of interest may exist that should be brought to the attention of the designated compliance officer of the AES US Utilities and/or the Office of the General Counsel for further investigation and analysis. The designated compliance officer of the AES US Utilities and/or the Office of the General Counsel may take action to approve or recommend the approval of a related person transaction, or determine to take other appropriate actions, based on the facts and circumstances.

Employees of AES Ohio

None of our Board members are directly employed by AES Ohio. All of our Board members are employees of our shareholder and/or its affiliated companies and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to AES Ohio directors that are also NEOs for services performed as employees of our affiliates for 2025 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.

The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2025 for services performed on behalf of AES or the AES US Utilities, including for services provided to AES Ohio. The components of the compensation paid to all of our executive officers in 2025 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.

For information regarding the board memberships and officer and employee positions held by our executive officers and directors with AES and other companies affiliated with AES Ohio, see the biographies of our executive officers and directors included under “Item 10. Directors, Executive Officers and Corporate Governance” set forth in this Amendment and incorporated by reference herein as to this information.

Director Independence

AES Ohio does not have securities listed on a national securities exchange and is not required to have independent Directors. See “Corporate Governance” in “Item 10. Directors, Executive Officers and Corporate Governance” of this Amendment.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of our Annual Report on Form 10-K.
(b) Exhibits

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
Exhibit 4.1 to Report on 8-K filed on August 19, 2025
10(a)	Amended and Restated Credit Agreement, dated as of March 25, 2025, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, swing loan lender and an issuing lender, PNC Capital Markets LLC, as joint bookrunner and joint lead arranger, and US Bank, National Association, as an issuing lender	Exhibit 10.1 to Report on Form 10-Q filed May 1, 2025

Exhibit Number	Exhibit	Location
10(b)	First Amendment dated March 13, 2026 to Amended and Restated Credit Agreement, dated as of March 25, 2025, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as administrative agent, swing loan lender and an issuing lender, PNC Capital Markets LLC, as joint bookrunner and joint lead arranger, and US Bank, National Association, as an issuing lender	Exhibit 10.1 to Report on 8-K filed on March 19, 2026
10(c)	Stipulation and Recommendation dated October 23, 2020	Exhibit 10.1 to Report on Form 8-K filed October 23, 2020
10(d)	Stipulation and Recommendation dated April 10, 2023	Exhibit 10.1 to Report on Form 8-K filed April 10, 2023
10(e)	Stipulation and Recommendation dated August 13, 2025	Exhibit 10.1 to Report on Form 8-K filed August 14, 2025
10(f)	The AES Corporation 2003 Long Term Compensation Plan, as amended and restated, dated October 11, 2023	Incorporated by reference to Exhibit 10.5 of The AES Corporation's Form 10-K for the year ended December 31, 2023
10(g)	Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan	Incorporated by reference to Exhibit 10.7 of The AES Corporation's Form 10-K for the year ended December 31, 2023
10(h)	Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan	Incorporated by reference to Exhibit 10.23 of The AES Corporation's Form 10-K for the year ended December 31, 2023
10(i)	Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan	Incorporated by reference to Exhibit 10.9 of The AES Corporation's Form 10-K for the year ended December 31, 2023
10(j)	Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan	Incorporated by reference to Exhibit 10.11 of The AES Corporation's Form 10-K for the year ended December 31, 2023
10(k)	The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, effective June 25, 2025	Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2025
10(l)	The AES Corporation Amended and Restated Severance Plan and Summary Plan Description	Exhibit 10(l) of The Dayton Power and Light Company’s December 31, 2025 Form 10-K
10(m)	The AES Corporation Performance Incentive Plan, as amended and restated on October 10, 2023	Incorporated by reference to Exhibit 10.15 of The AES Corporation's Form 10-K for the year ended December 31, 2023
10(n)	The AES Corporation 2025 Equity and Incentive Compensation Plan	Incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed on May 9, 2025
10(o)	AES Offer Letter for Gustavo Garavaglia, dated December 8, 2023	Incorporated by reference to Exhibit 10.19 to IPALCO’s December 31, 2024 10-K/A
10(p)	Form of Director and Officer Indemnification Agreement	Incorporated by reference to Exhibit 10.19 of The AES Corporation's Form 10-K for the year ended December 31, 2024
21(a)	Subsidiaries of The Dayton Power and Light Company	Exhibit 21(a) of The Dayton Power and Light Company’s December 31, 2025 Form 10-K
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(a) of The Dayton Power and Light Company’s December 31, 2025 Form 10-K
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31(b) of The Dayton Power and Light Company’s December 31, 2025 Form 10-K
31(c)	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32(a) of The Dayton Power and Light Company’s December 31, 2025 Form 10-K
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32(b) of The Dayton Power and Light Company’s December 31, 2025 Form 10-K
101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS*
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE*
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2026, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2025, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

The Dayton Power and Light Company
Date:	April 30, 2026	By:	/s/ Gustavo Garavaglia
			Name:	Gustavo Garavaglia
			Title:	Chief Executive Officer and Vice President and Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.