Form 10-Q
period 2026-06-30
DAYTON POWER & LIGHT CO
filed 2026-08-04
CIK 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

As of August 4, 2026, The Dayton Power & Light Company had the following shares of common stock outstanding:

Description	Shares Outstanding

Common Stock, $0.01 par value	41,172,173

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2026

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2026
GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-Q:

Term	Definition
2024 DRC Settlement	The order issued in November 2025 by the PUCO authorizing AES Ohio to, among other things, increase its basic rates and charges by $168 million annually.
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio	The Dayton Power and Light Company, which does business as AES Ohio
AES Ohio Credit Agreement	$350.0 million AES Ohio Amended and Restated Credit Agreement, dated as of March 25, 2025, as amended March 13, 2026.
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the EPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash, boiler slag and flue gas desulfurization materials generated from burning coal
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule - the EPA's rule to address interstate air pollution transport to decrease emissions to downwind states
CWA	U.S. Clean Water Act
DIR	Distribution Investment Rider
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
ESP
Electric Security Plan - a plan that a utility could previously file with the PUCO to establish SSO rates pursuant to Ohio law. AES Ohio is currently operating under ESP 4 until its expiration, which was extended to May 31, 2027 based on House Bill 15, unless superseded by a Commission-approved Three-Year Rate Plan and MRO.

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
Form 10-Q for the Quarterly Period ended June 30, 2026

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

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2026
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
•environmental and climate change matters, including costs of compliance with, and liabilities related to, current and future environmental and climate change laws and requirements;
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
•cyber-attacks and information security breaches or information system failures;
•data privacy;
•the use of derivative contracts;
•our ability to maintain effective control over financial reporting;

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2026
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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See ITEM 1A. Risk Factors to Part I in our Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations section in our Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in PART II, ITEM 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

AES Ohio
Form 10-Q for the Quarterly Period ended June 30, 2026
PART I: FINANCIAL INFORMATION

This report includes the filing of DP&L. Throughout this report, the terms "the Company", “we,” “us,” “our” and “ours” are used to refer to DP&L unless the context indicates otherwise.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

AES Ohio
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
REVENUE	$266.4	$227.6	$605.1	$479.7

OPERATING COSTS AND EXPENSES:
Purchased power	92.8	82.5	211.8	177.3
Operation and maintenance	76.5	64.8	156.7	128.7
Depreciation and amortization	31.1	29.0	62.4	57.8
Taxes other than income taxes	38.9	27.7	77.1	63.9
Total operating costs and expenses	239.3	204.0	508.0	427.7

OPERATING INCOME	27.1	23.6	97.1	52.0

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(14.8)	(13.7)	(30.2)	(28.4)
Other income / (expense), net	1.0	(0.4)	0.8	(1.7)
Total other expense, net	(13.8)	(14.1)	(29.4)	(30.1)

INCOME BEFORE INCOME TAX	13.3	9.5	67.7	21.9

Income tax expense	2.8	4.0	15.0	5.7

NET INCOME	$10.5	$5.5	$52.7	$16.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
NET INCOME	$10.5	$5.5	$52.7	$16.2
Unfunded pension and other postretirement activity:
Reclassification to earnings, net of income tax effect of $(0.1), $(0.1) $(0.3)and , $(0.2) for each respective period	0.4	0.5	0.8	1.0
Other comprehensive income	0.4	0.5	0.8	1.0

NET COMPREHENSIVE INCOME	$10.9	$6.0	$53.5	$17.2
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150.1	$60.7
Accounts receivable, net of allowance for credit losses of $12.8 and $8.8, respectively (Note 1)	149.7	160.7
Inventories	72.1	69.2
Taxes applicable to subsequent years	74.8	150.4
Regulatory assets, current	70.3	61.1
Taxes receivable	23.4	24.2
Prepayments and other current assets	22.0	9.9
Total current assets	562.4	536.2

NON-CURRENT ASSETS:
Property, plant & equipment, net of accumulated depreciation of $1,190.4 million and $1,172.4 million, respectively	3,013.9	2,859.4
Regulatory assets, non-current	109.0	137.4
Intangible assets, net of amortization	164.9	165.6
Other non-current assets	24.7	32.2
Total non-current assets	3,312.5	3,194.6
Total assets	$3,874.9	$3,730.8

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	$139.9	$0.2
Accounts payable	140.0	144.1
Accrued taxes	151.2	145.5
Accrued interest	15.7	15.5
Customer deposits	10.6	8.8
Regulatory liabilities, current	14.1	1.8
Accrued and other current liabilities	77.1	53.1
Total current liabilities	548.6	369.0

NON-CURRENT LIABILITIES:
Long-term debt (Note 4)	1,245.5	1,384.6
Deferred income taxes	247.4	233.3
Taxes payable	75.2	150.9
Regulatory liabilities, non-current	197.9	189.5
Accrued pension and other postretirement obligations	9.3	16.5
Other non-current liabilities	4.9	4.4
Total non-current liabilities	1,780.2	1,979.2
Total liabilities	2,328.8	2,348.2

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	1,481.2	1,356.2
Accumulated other comprehensive loss	(21.5)	(22.3)
Retained earnings	86.0	48.3
Total common shareholder's equity	1,546.1	1,382.6
Total liabilities and shareholder's equity	$3,874.9	$3,730.8
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$52.7	$16.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.4	57.8
Amortization of deferred financing costs and debt discounts	0.7	0.8
Deferred income taxes	14.3	2.8
Allowance for equity funds used during construction	(1.9)	(0.1)
Changes in certain assets and liabilities:
Accounts receivable, net	10.9	(29.8)
Inventories	(2.9)	(3.4)
Taxes applicable to subsequent years	75.7	69.2
Prepayments and other current assets	(12.1)	(4.6)
Current regulatory assets and liabilities, net	3.1	(18.6)
Non-current regulatory assets and liabilities, net	30.0	7.8
Accounts payable	3.2	(28.8)
Accrued taxes payable / receivable	(69.3)	(55.1)
Accrued and other current liabilities	3.7	0.6
Accrued pension and other postretirement obligations	(7.2)	(7.2)
Other	1.0	(0.3)
Net cash provided by operating activities	164.3	7.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(217.0)	(157.5)
Contributions in aid of construction	40.2	—
Cost of removal payments	(7.6)	(5.5)
Other investing activities, net	(0.5)	(0.4)
Net cash used in investing activities	(184.9)	(163.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	30.0	310.0
Repayments under revolving credit facilities	(30.0)	(290.0)
Equity contributions from parent	125.0	150.0
Distributions to parent	(15.0)	—
Other financing activities, net	—	(0.7)
Net cash provided by financing activities	110.0	169.3
Cash, cash equivalents, and restricted cash:
Net change in cash, cash equivalents and restricted cash	89.4	13.2
Cash, cash equivalents and restricted cash at beginning of period	60.8	24.7
Cash, cash equivalents and restricted cash at end of period	$150.2	$37.9
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$29.1	$28.5
Non-cash investing activities:
Accruals for capital expenditures	$75.2	$56.4
See Notes to Condensed Financial Statements.

AES Ohio
Condensed Statements of Shareholder's Equity
(Unaudited)
	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2026	41,172,173	$0.4	$1,356.2	$(22.3)	$48.3	$1,382.6
Net income	—	—	—	—	42.2	42.2
Other comprehensive income	—	—	—	0.4	—	0.4
Distributions to parent	—	—	—	—	(7.5)	(7.5)
Other	—	—	(0.1)	—	—	(0.1)
Balance at March 31, 2026	41,172,173	$0.4	$1,356.1	$(21.9)	$83.0	$1,417.6
Net income	—	—	—	—	10.5	10.5
Other comprehensive income	—	—	—	0.4	—	0.4
Distributions to parent	—	—	—	—	(7.5)	(7.5)
Equity contributions from parent	—	—	125.0	—	—	125.0
Other	—	—	0.1	—	—	0.1
Balance at June 30, 2026	41,172,173	$0.4	$1,481.2	$(21.5)	$86.0	$1,546.1

	Common Stock
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2025	41,172,173	$0.4	$1,177.6	$(26.4)	$26.2	$1,177.8
Net income	—	—	—	—	10.7	10.7
Other comprehensive income	—	—	—	0.5	—	0.5
Balance at March 31, 2025	41,172,173	$0.4	$1,177.6	$(25.9)	$36.9	$1,189.0
Net income	—	—	—	—	5.5	5.5
Other comprehensive income	—	—	—	0.5	—	0.5
Equity contributions from parent	—	—	150.0	—	—	150.0
Other	—	—	0.1	—	—	0.1
Balance at June 30, 2025	41,172,173	$0.4	$1,327.7	$(25.4)	$42.4	$1,345.1

See Notes to Condensed Financial Statements.

AES Ohio
Notes to Unaudited Condensed Financial Statements
For the three and six months ended June 30, 2026 and 2025

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DP&L, which does business as AES Ohio, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. AES Ohio has the exclusive right to provide such transmission and distribution services to its approximately 543,000 customers located in West Central Ohio. Principal industries located in AES Ohio’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. AES Ohio also provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. AES Ohio sources all of the generation for its SSO customers through a competitive bid process. AES Ohio's sales reflect the general economic conditions, seasonal weather patterns of the area, the market price of electricity and customer energy efficiency initiatives. AES Ohio owns numerous transmission facilities. AES Ohio records revenue and expenses for its proportional share of energy and capacity from its investment in OVEC. AES Ohio has one reportable segment, the Utility segment. In addition to AES Ohio's electric transmission and distribution businesses, the Utility segment includes revenue and expenses associated with AES Ohio's investment in OVEC. AES Ohio is an indirect majority-owned subsidiary of DPL.

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

Proposed AES Merger
On March 1, 2026, AES entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. Consummation of the Merger is subject to various closing conditions, including regulatory approval from the PUCO. See Note 2. Regulatory Matters - AES Ohio Merger Application for further details.

Financial Statement Presentation
AES Ohio does not have any subsidiaries.

Interim Financial Presentation
The accompanying unaudited condensed financial statements and footnotes have been prepared in accordance with GAAP, as contained in the FASB ASC, for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, comprehensive income or loss, changes in shareholder's equity, and cash flows. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of expected results for the year ending December 31, 2026. The accompanying condensed financial statements are unaudited and should be read in conjunction with the 2025 audited financial statements and footnotes thereto, which are included in our Form 10-K.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Restricted Cash
The following table summarizes cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2026	December 31, 2025
Cash and cash equivalents	$150.1	$60.7
Restricted cash (included in Prepayments and other current assets)	0.1	0.1
Total cash, cash equivalents and restricted cash	$150.2	$60.8

Accounts Receivable and Allowance for Credit Losses
The following table summarizes accounts receivable as of June 30, 2026 and December 31, 2025:

$ in millions	June 30, 2026	December 31, 2025
Accounts receivable, net:
Customer receivables	$126.2	$116.5
Unbilled revenue	29.9	40.9
Amounts due from affiliates	4.6	2.2
Other	1.8	9.9
Allowance for credit losses	(12.8)	(8.8)
Total accounts receivable, net	$149.7	$160.7

The following table is a roll forward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,
$ in millions	2026	2025
Allowance for credit losses:
Beginning balance	$8.8	$6.1
Current period provision	10.6	3.6
Write-offs charged against allowance	(6.7)	(0.3)
Recoveries	0.1	0.7
Ending balance	$12.8	$10.1

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

Inventories
Inventories consist of materials and supplies as of June 30, 2026 and December 31, 2025.

AFUDC
AES Ohio capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. During the three and six months ended June 30, 2026 and 2025, AFUDC equity and AFUDC debt were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
AFUDC equity	$1.2	$0.1	$1.9	$0.1
AFUDC debt	$1.0	$1.5	$1.4	$2.9

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
AES Ohio collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
Excise taxes collected	$11.1	$11.1	$24.0	$24.3

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
We are currently evaluating the impact of adopting the standard on our financial statements.
2026-02: Environmental Credits and Environmental Credit Obligations	The amendments in this Update improve GAAP by providing specific authoritative guidance for environmental credit obligations.	The amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.

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

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO Order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. On August 22, 2025, the Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and on July 8, 2026, the PUCO ordered AES Ohio to issue refunds totaling $11.1 million via a one-time bill credit. This amount has been accrued as a liability as of June 30, 2026 and included in Regulatory liabilities, current on the Condensed Balance Sheet, with a corresponding offset in Revenue.

Distribution Rate Cases

Ohio Energy Legislation and Three-Year Rate Plan ("TYRP")

On April 30, 2025, the Ohio legislature passed new energy legislation (“House Bill 15”) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace ESPs and incorporate associated recovery riders. Among other provisions, the legislation eliminated as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues, could be material to our results of operations, financial condition and cash flows.

To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a TYRP. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. On July 21, 2026, AES Ohio entered into an unopposed Stipulation and Recommendation (the “TYRP Settlement”) with intervening parties and the Staff of the PUCO. The TYRP Settlement provides for base rates for electric distribution service customers in AES Ohio’s service territory in 2027, 2028, and 2029, with annual true-up proceedings, and is subject to, and conditioned upon, approval by the PUCO. Along with setting updated rates, the TYRP Settlement, if approved, would:

•Establish a revenue requirement, subject to annual true up, of $622.5 million in 2027, $656.1 million in 2028, and $679.3 million in 2029 for AES Ohio's base rates for electric distribution service; and

•Provide for a return on equity of 9.5%, subject to annual performance metrics, and a forecasted cost of long-term debt, subject to annual true-up, of 4.79% in 2027, 4.98% in 2028, and 5.08% in 2029 on a forecasted rate base of $1,801.8 million in 2027, 1,960.9 million in 2028, and $2,083.3 million in 2029, inclusive of certain assets that are currently recovered through the existing DIR and IIR, and based on a forecasted capital structure, subject to annual true-up with the equity layer capped at the forecasted amounts, of 53.37% equity and 46.63% long-term debt in 2027, 52.00% equity and 48.00% long-term debt in 2028, and 50.50% equity and 49.50% long-term debt in 2029.

The evidentiary hearing was held on August 4, 2026, and AES Ohio anticipates a final order from the PUCO by the end of 2026.

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

Financial Assets
AES Ohio established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans. These assets are not used for general operating purposes and are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These assets are recorded at fair value and classified as equity investments in Other non-current assets on the Condensed Balance Sheets. Net unrealized gains related to equity investments still held as of June 30, 2026 and 2025 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
Net unrealized gains (a)	$0.4	$0.3	$0.2	$0.2

(a)    These amounts are included in Other income / (expense), net in our Condensed Statements of Operations.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2026 or 2025.

Recurring Fair Value Measurements
The fair value of assets and liabilities as of June 30, 2026 and December 31, 2025 measured on a recurring basis and the respective category within the fair value hierarchy for AES Ohio is as follows:

	Fair value as of June 30, 2026				Fair value as of December 31, 2025
$ in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.8	$—	$—	$0.8
Mutual funds	7.9	—	—	7.9	7.5	—	—	7.5
Total assets	$8.2	$—	$—	$8.2	$8.3	$—	$—	$8.3

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

The following table presents the carrying amount, fair value, and fair value hierarchy of fixed-rate and variable-rate indebtedness that are not measured at fair value in the Condensed Balance Sheets as of the periods indicated, but for which fair value is disclosed:

	June 30, 2026					December 31, 2025
	Carrying Amount	Fair Value				Carrying Amount	Fair Value
$ in millions		Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total
Liabilities
Fixed-rate	$1,385.4	$—	$1,426.5	$17.7	$1,444.2	$1,384.8	$—	$1,273.2	$16.4	$1,289.6

4. DEBT

Long-term debt is as follows:

	Interest		June 30,	December 31,
$ in millions	Rate	Due	2026	2025
First Mortgage Bonds	3.95%	June 2049	$425.0	$425.0
First Mortgage Bonds	3.20%	July 2040	140.0	140.0
First Mortgage Bonds	5.70%	December 2033	107.5	107.5
First Mortgage Bonds	5.19%	April 2033	100.0	100.0
First Mortgage Bonds	4.55%	August 2030	375.0	375.0
First Mortgage Bonds	5.49%	December 2028	92.5	92.5
Tax-exempt First Mortgage Bonds (a)	4.25%	June 2027	100.0	100.0
Tax-exempt First Mortgage Bonds (b)	4.00%	June 2027	40.0	40.0
U.S. Government note	4.20%	February 2061	16.3	16.4
Unamortized deferred financing costs			(8.6)	(9.1)
Unamortized debt discounts			(2.3)	(2.5)
Total long-term debt			1,385.4	1,384.8
Less: current portion			(139.9)	(0.2)
Long-term debt, net of current portion			$1,245.5	$1,384.6

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

Revolving Credit Agreement
AES Ohio entered into the third amendment and restatement of its $350 million revolving Credit Agreement on March 25, 2025 with a syndicate of bank lenders. The AES Ohio Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance certain existing indebtedness, (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on March 25, 2030, and bears interest at variable rates as described in the agreement. It includes an uncommitted $150.0 million accordion feature to provide AES Ohio with an option to request an increase in the size of the facility at any time prior to March 25, 2029, subject to approval by the lenders. The AES Ohio Credit Agreement also includes two one-year extension options, allowing AES Ohio to extend the maturity date subject to approval by the lenders. As of June 30, 2026 and December 31, 2025, the AES Ohio Credit Agreement had outstanding borrowings of $0.0 million and $0.0 million, respectively.

Long-term debt covenants and restrictions
The AES Ohio Credit Agreement and Fifty-Third, Fifty-Fourth and Fifty-Fifth Supplemental Indentures to the First Mortgage, pursuant to which the 3.20% Bonds due 2040, the 5.19% Bonds due 2033, the 5.49% Bonds due 2028 and the 5.70% Bonds due 2033 were issued, respectively, each contain one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. AES Ohio’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. As of June 30, 2026, AES Ohio was in compliance with this financial covenant.

AES Ohio does not have any meaningful restrictions in its debt financing documents prohibiting dividends and return of capital payments to its parent. As of June 30, 2026, AES Ohio was in compliance with all debt covenants, including the financial covenant described above.

Substantially all property, plant and equipment of AES Ohio is subject to the lien of the mortgage securing AES Ohio’s First and Refunding Mortgage.

5. INCOME TAXES

AES Ohio's provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. The effective combined state and federal income tax rates were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Effective combined state and federal income tax rates	21.1%	42.1%	22.2%	26.0%

The year-to-date rate is different from the combined federal and state statutory rate of 22.4% primarily due to the tax expense related to the amortization of a municipal tax shortage, offset by the flowthrough of the net tax benefit related to the reversal of excess deferred taxes.

AES Ohio's income tax expense for the six months ended June 30, 2026 was calculated using the estimated annual effective income tax rate for 2026 of 22.2% on ordinary income. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income or loss.

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

The following table presents the net periodic benefit cost of the Pension Plans for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
Service cost	$0.5	$0.5	$1.0	$1.1
Interest cost	3.1	3.7	6.3	7.3
Expected return on plan assets	(3.7)	(4.0)	(7.5)	(7.9)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.5	0.5
Actuarial loss	1.0	1.2	2.1	2.5
Net periodic benefit cost	$1.2	$1.7	$2.4	$3.5

The components of net periodic benefit cost other than service cost are included in Other income / (expense), net in the Condensed Statements of Operations.

There were $7.5 million and $7.5 million in employer contributions during the six month periods ended June 30, 2026 and June 30, 2025, respectively.

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

7. SHAREHOLDER'S EQUITY
Capital Contributions and Distributions
During the six months ended, June 30, 2026 and 2025 AES Ohio received parent equity contributions totaling $125.0 million and $150.0 million respectively. The proceeds from these equity contributions are primarily for funding needs related to AES Ohio's capital expenditure program.

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

Prior to the transaction with CDPQ described above, DPL owned all of the outstanding common stock of AES Ohio.

AOCL
The changes in the components of AOCL during the six months ended June 30, 2026 are as follows:

$ in millions	Change in unfunded pension and other postretirement obligations
Balance as of January 1, 2026	$(22.3)

Amounts reclassified from AOCL to earnings	0.8

Balance as of June 30, 2026	$(21.5)

8. COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Matters
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2026, cannot be reasonably determined.

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

Where no accrued liability has been recognized, it is reasonably possible that some matters could have unfavorable outcomes for us and could require us to pay damages or make expenditures in amounts that could be material but could not be estimated as of June 30, 2026.

We have taken steps to limit our exposure to environmental claims that could be raised with respect to our previously-owned and operated coal-fired generation units, but we cannot predict whether any such claims will be raised and, if they are, the extent to which they may have a material adverse effect on our results of operations, financial condition and cash flows.

Accruals for legal loss and environmental contingencies were not material as of June 30, 2026 and December 31, 2025.

Equity Ownership Interest
AES Ohio has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. AES Ohio, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which, for AES Ohio, is the same as its equity ownership interest. As of June 30, 2026, AES Ohio could be responsible for the repayment of 4.9%, or $42.8 million, of $873.2 million OVEC debt obligations if they came due, comprised of fixed rate securities with maturities from 2029 to 2040. OVEC could also seek additional contributions from AES Ohio to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

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

The following tables present financial information for AES Ohio’s reportable business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
Revenue	$266.4	$227.6	$605.1	$479.7

Purchased power	92.8	82.5	211.8	177.3
Operation and maintenance	76.5	64.8	156.7	128.7
Depreciation and amortization	31.1	29.0	62.4	57.8
Taxes other than income taxes	38.9	27.7	77.1	63.9
Interest expense	14.8	13.7	30.2	28.4
Other segment items (a)	(1.0)	0.4	(0.8)	1.7
Income before income tax	13.3	9.5	67.7	21.9
Income tax expense	2.8	4.0	15.0	5.7
Net income	$10.5	$5.5	$52.7	$16.2

Capital expenditures	102.9	72.2	$217.0	$157.5

			June 30, 2026	December 31, 2025
Total assets			$3,874.9	$3,730.8
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

AES Ohio's revenue from contracts with customers was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
Revenue from contracts with customers	$265.2	$223.0	$601.2	$471.6

The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2026	2025	2026	2025
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$125.2	$105.7	$305.0	$242.4
Commercial revenue	52.0	44.0	108.8	83.8
Industrial revenue	20.8	18.1	41.7	33.8
Governmental revenue	9.3	7.2	18.9	14.2
Other (a)	4.3	2.7	7.8	5.0
Total retail revenue from contracts with customers	211.6	177.7	482.2	379.2
Wholesale revenue
Wholesale revenue from contracts with customers	5.9	5.3	22.0	14.5
RTO ancillary revenue	45.4	39.2	92.6	76.8
Capacity revenue	2.3	0.8	4.4	1.1
Miscellaneous revenue	1.2	4.6	3.9	8.1
Total revenue	$266.4	$227.6	$605.1	$479.7

(a)    "Other" primarily includes operation and maintenance service revenue, billing service fees from CRES providers and other miscellaneous retail revenue from contracts with customers.

The balances of receivables from customers were as follows:

$ in millions	June 30, 2026	December 31, 2025
Receivables from contracts with customers	$156.1	$157.4

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

EXECUTIVE SUMMARY

Compared with the same period in the prior year, AES Ohio's results for the three months ended June 30, 2026, reflect an increase in income before income tax of $3.8 million, or 40.0%, as well as an increase in net income of $5.0 million, or 90.9% and, for the six months ended June 30, 2026 reflect an increase in income before income tax of $45.8 million, or 209.1%, as well as an increase in net income of $36.5 million, or 225.3%, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Increase in retail margin due to higher prices primarily driven by the 2024 DRC Settlement (including the impact of certain riders now included in base rates)	$37.5	$81.9
Increase primarily due to higher transmission revenue driven by an increase in transmission investments	6.2	15.8
Decrease due to lower DIR revenues primarily from distribution investments now included in base rates	(8.6)	(16.8)
Decrease from higher taxes other than income taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals	(11.2)	(13.2)
Decrease due to the impact of the PUCO Order on the 2018 and 2019 SEET	(9.5)	(9.5)
Decrease due to higher expected credit losses	(2.0)	(6.4)
Decrease due to higher depreciation and amortization driven by assets placed in service	(2.1)	(4.6)
Other	(6.5)	(1.4)
Net change in income before income tax	3.8	45.8
Net change in income tax expense driven by higher pre-tax income and a decrease in the net tax benefit related to the reversal of excess deferred taxes in the current year versus the prior year	1.2	(9.3)
Net change in net income	$5.0	$36.5

RESULTS OF OPERATIONS

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2026	2025	$ change	% change	2026	2025	$ change	% change
REVENUE:
Retail	$211.6	$177.7	$33.9	19.1%	$482.2	$379.2	$103.0	27.2%
Wholesale	5.9	5.3	0.6	11.3%	22.0	14.5	7.5	51.7%
RTO ancillary	45.4	39.2	6.2	15.8%	92.6	76.8	15.8	20.6%
Capacity revenue	2.3	0.8	1.5	187.5%	4.4	1.1	3.3	300.0%
Miscellaneous revenue	1.2	4.6	(3.4)	(73.9)%	3.9	8.1	(4.2)	(51.9)%
Total revenue	266.4	227.6	38.8	17.0%	605.1	479.7	125.4	26.1%

OPERATING COSTS AND EXPENSES:
Purchased power	51.7	52.6	(0.9)	(1.7)%	121.0	115.9	5.1	4.4%
RTO charges	41.1	29.9	11.2	37.5%	90.8	61.4	29.4	47.9%
Purchased power	92.8	82.5	10.3	12.5%	211.8	177.3	34.5	19.5%
Operation and maintenance	76.5	64.8	11.7	18.1%	156.7	128.7	28.0	21.8%
Depreciation and amortization	31.1	29.0	2.1	7.2%	62.4	57.8	4.6	8.0%
Taxes other than income taxes	38.9	27.7	11.2	40.4%	77.1	63.9	13.2	20.7%
Total operating costs and expenses	239.3	204.0	35.3	17.3%	508.0	427.7	80.3	18.8%

Operating income	27.1	23.6	3.5	14.8%	97.1	52.0	45.1	86.7%

OTHER INCOME / (EXPENSE), NET:
Interest expense, net	(14.8)	(13.7)	(1.1)	8.0%	(30.2)	(28.4)	(1.8)	6.3%
Other income / (expense), net	1.0	(0.4)	1.4	(350.0)%	0.8	(1.7)	2.5	(147.1)%
Total other expense, net	(13.8)	(14.1)	0.3	(2.1)%	(29.4)	(30.1)	0.7	(2.3)%

INCOME BEFORE INCOME TAX (a)	13.3	9.5	3.8	40.0%	67.7	21.9	45.8	209.1%

Income tax expense	2.8	4.0	(1.2)	(30.0)%	15.0	5.7	9.3	163.2%

NET INCOME (a)	$10.5	$5.5	$5.0	90.9%	$52.7	$16.2	$36.5	225.3%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2026	2025	change	% change	2026	2025	change	% change
Actual
Heating degree-days	431	484	(53)	(11.0)%	3,175	3,223	(48)	(1.5)%
Cooling degree-days	282	374	(92)	(24.6)%	293	380	(87)	(22.9)%

30-year average (b)
Heating degree-days	525	535			3,289	3,314
Cooling degree-days	314	313			317	316
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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

AES Ohio's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS
	Three months ended				Six months ended
	June 30,				June 30,
kWh sales (in millions):	2026	2025	change	% change	2026	2025	change	% change
Retail electric sales (a)
Residential	1,090	1,123	(33)	(2.9)%	2,616	2,711	(95)	(3.5)%
Commercial	895	868	27	3.1%	1,836	1,791	45	2.5%
Industrial	854	941	(87)	(9.2)%	1,717	1,767	(50)	(2.8)%
Governmental	295	288	7	2.4%	591	572	19	3.3%
Other	9	9	—	—%	18	18	—	—%
Total retail electric sales	3,143	3,229	(86)	(2.7)%	6,778	6,859	(81)	(1.2)%
Wholesale electric sales (b)	108	114	(6)	(5.3)%	266	280	(14)	(5.0)%
Total electric sales	3,251	3,343	(92)	(2.8)%	7,044	7,139	(95)	(1.3)%

(a)DPL and AES Ohio retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 438 kWh and 452 kWh for the three months ended and 1,051 kWh and 1,037 kWh for the six months ended June 30, 2026 and 2025, respectively.
(b)Wholesale electric sales are AES Ohio's 4.9% share of the generation output of OVEC.

The following charts show the percentage changes in weather-normalized and actual retail electric kWh sales volumes by customer class for the three and six months ended June 30, 2026 compared to the same periods in the prior year:

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(three months ended)
6.0%
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
(6.0)%
(8.0)%
(10.0)%
Percentage Change
2.0%
(2.9)%
4.6%
3.1%
(8.5)%
(9.2)%
2.9%
2.4%
(0.3)%
(2.7)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2026 vs. 2025 Weather-normalized QTD
2026 vs. 2025 Actual QTD

PERCENTAGE CHANGE IN RETAIL SALES VOLUME BY CUSTOMER CLASS
(year to date)
Percentage Change
4.0%
2.0%
0.0%
(2.0)%
(4.0)%
3.0%
2.5%
3.4%
3.2%
(2.3)%
(3.5)%
(2.6)%
(2.8)%
(0.5)%
(1.2)%
Residential
Commercial
Industrial
Governmental and other
Total
Customer Class
2026 vs. 2025 Weather-normalized YTD
2026 vs. 2025 Actual YTD

During the three months ended June 30, 2026, revenue increased $38.8 million to $266.4 million compared to $227.6 million in the same period of the prior year, and, during the six months ended June 30, 2026, revenue increased $125.4 million to $605.1 million compared to $479.7 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Retail
Rate
Increase in Base Distribution rates primarily driven the 2024 DRC Settlement	$37.5	$81.9
Increase in the TCRR	11.6	27.6
Increase in the Competitive Bid Revenue Rider Rate	7.8	16.5
Decrease in the DIR	(8.6)	(16.8)
Other	(1.8)	2.7
Net change in retail rate	46.5	111.9

Volume
Decrease in volume of kWh sold primarily due to weather and demand in our service territory versus the comparable period	(4.8)	(2.3)
Net change in retail volume	(4.8)	(2.3)

Decrease due to the impact of the PUCO Order on the 2018 and 2019 SEET	(9.5)	(9.5)
Other miscellaneous	1.7	2.9
Net retail change	33.9	103.0

Wholesale
Increase primarily due to higher rates on power sales at OVEC	0.6	7.5

RTO ancillary and capacity revenue
Increase primarily due to higher transmission revenue driven by an increase in transmission investments	7.7	19.1

Other
Miscellaneous revenue	(3.4)	(4.2)
Net change in revenue	$38.8	$125.4

Purchased Power
During the three months ended June 30, 2026, purchased power increased $10.3 million to $92.8 million compared to $82.5 million in the same period of the prior year, and, during the six months ended June 30, 2026, purchased power increased $34.5 million to $211.8 million compared to $177.3 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Purchased power
Rate
Increase primarily due to higher prices in the competitive bid process	$4.4	$9.9
Volume
Decrease in volume of purchased power versus the comparable period	(5.3)	(4.8)
Total purchased power change	(0.9)	5.1

RTO charges
Increase primarily due to higher RTO charges from PJM	11.2	29.4
Net change in purchased power	$10.3	$34.5

Operation and Maintenance
During the three and six months ended June 30, 2026, Operation and maintenance expense increased $11.7 million and $28.0 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2026 vs. 2025	2026 vs. 2025
Increase in contracted services, primarily due to vegetation management (a)	$3.3	$11.6
Increase in USF rider(a)	2.8	6.4
Increase due to higher expected credit losses	2.0	6.4
Other	3.6	3.6
Net change in operation and maintenance expense	$11.7	$28.0

(a)    There is a corresponding offset in Revenue associated with these costs and minimal operating margin impact.

Depreciation and Amortization
During the three and six months ended June 30, 2026, Depreciation and amortization increased $2.1 million and $4.6 million, respectively, compared to the same periods in the prior year, primarily due to additional assets placed in service.

Taxes Other Than Income Taxes
During the three and six months ended June 30, 2026, Taxes other than income taxes increased $11.2 million and $13.2 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of higher property taxes due to higher assessed values driven by AES Ohio's capital expenditure program, net of regulatory deferrals.

Interest Expense, Net
During the three and six months ended June 30, 2026, Interest expense, net increased $1.1 million and increased $1.8 million respectively, compared to the same periods in the prior year. The increase was primarily due to higher outstanding long-term debt, partially offset by lower borrowings on the AES Ohio Credit Agreement.

Other Income / (Expense), Net
During the three and six months ended June 30, 2026, Other income, net increased $1.4 million and $2.5 million, respectively, compared to the same periods in the prior year, primarily due to higher AFUDC equity.

Income Tax Expense

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2026	2025	change	% change	2026	2025	change	% change
Income tax expense	2.8	4.0	(1.2)	(30.0)%	15.0	5.7	9.3	163.2%

The change in income tax expense of $(1.2) million and $9.3 million during the three and six months ended June 30, 2026, compared to the same period of the prior year was primarily driven by higher pre-tax income and a decrease in the net tax benefit related to the reversal of excess deferred taxes in the current year versus the prior year.

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

Operational

Weather and Seasonal Trends

On July 9, 2026, the National Oceanographic and Atmospheric Administration (“NOAA”) declared an El Niño advisory. There is a forecast consensus across agencies, including the International Research Institute for Climate and Society (“IRI”) along with NOAA, for strong-to-record-setting El Niño conditions in late 2026 into 2027. These conditions have traditionally led to strong weather impacts. Current seasonal outlooks favor above-normal winter temperatures across the midwestern U.S. during the 2026–2027 heating season, which, if realized, could result in lower retail electric sales during the fourth quarter of 2026 and first quarter of 2027 relative to normal weather assumptions. If actual conditions materialize consistent with the forecast consensus, the resulting impact could be material to the Company's results of operations, financial condition, and cash flows.

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

Inflation

In the markets in which we operate, there have been higher rates of inflation recently. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of some of our construction projects. AES Ohio may have the ability to recover operations and maintenance costs through the regulatory process; however, timing impacts on recovery may vary. In addition, the SSO auction process has reflected current macroeconomic conditions in terms of pricing.

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

Regulatory

AES Ohio’s facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our Form 10-K and Form 10-Q previously filed with the SEC during 2026 describe other regulatory matters, which have not materially changed since those filings.

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

Smart Grid Comprehensive Settlement

On October 23, 2020, AES Ohio entered into a Stipulation and Recommendation with the staff of the PUCO, various customers and organizations representing customers of AES Ohio and certain other parties with respect to, among other matters, AES Ohio's applications for (i) approval of AES Ohio's plan to modernize its distribution grid (“Smart Grid Phase 1”), (ii) findings that AES Ohio passed the SEET for 2018 and 2019, and (iii) findings that AES Ohio's ESP 1 satisfies the SEET and the more favorable in the aggregate (“MFA”) regulatory test. On June 16, 2021, the PUCO issued their opinion and order accepting the stipulation as filed. The OCC appealed the final PUCO Order with respect to the 2018 and 2019 SEET to the Ohio Supreme Court on December 6, 2021. On August 22, 2025, the Ohio Supreme Court reversed the PUCO's opinion and order with respect to the methodology used by the PUCO to support its findings related to the 2018 and 2019 SEET, and remanded the case to the PUCO to conduct further analysis of the SEET for those years. The PUCO held an evidentiary hearing on this issue on October 28 and 29, 2025, and on July 8, 2026, the PUCO ordered AES Ohio to issue refunds totaling $11.1 million via a one-time bill credit. This amount has been accrued as a liability as of June 30, 2026 and included in Regulatory liabilities, current on the Condensed Balance Sheet, with a corresponding offset in Revenue.

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

Ohio Energy Legislation and Three-Year Rate Plan ("TYRP")

On April 30, 2025, the Ohio legislature passed new energy legislation (“House Bill 15”) that was signed by the Governor and became effective August 14, 2025. The legislation allows Ohio’s electric utilities to file three-year forecasted base distribution rate cases, which would replace ESPs and incorporate associated recovery riders. Among other provisions, the legislation eliminated as of its effective date, the LGR, which previously allowed for recovery of net OVEC costs and revenues. Changes to the regulatory framework from this legislation, including the recovery of future net OVEC costs and revenues, could be material to our results of operations, financial condition and cash flows.

To comply with House Bill 15, AES Ohio filed an application with the PUCO on November 10, 2025 to establish a TYRP. This plan describes the investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. On July 21, 2026, AES Ohio entered into an unopposed Stipulation and

Recommendation (the “TYRP Settlement”) with intervening parties and the Staff of the PUCO. The TYRP Settlement provides for base rates for electric distribution service customers in AES Ohio’s service territory in 2027, 2028, and 2029, with annual true-up proceedings, and is subject to, and conditioned upon, approval by the PUCO. Along with setting updated rates, the TYRP Settlement, if approved, would:

•Establish a revenue requirement, subject to annual true up, of $622.5 million in 2027, $656.1 million in 2028, and $679.3 million in 2029 for AES Ohio's base rates for electric distribution service; and

•Provide for a return on equity of 9.5%, subject to annual performance metrics, and a forecasted cost of long-term debt, subject to annual true-up, of 4.79% in 2027, 4.98% in 2028, and 5.08% in 2029 on a forecasted rate base of $1,801.8 million in 2027, 1,960.9 million in 2028, and $2,083.3 million in 2029, inclusive of certain assets that are currently recovered through the existing DIR and IIR, and based on a forecasted capital structure, subject to annual true-up with the equity layer capped at the forecasted amounts, of 53.37% equity and 46.63% long-term debt in 2027, 52.00% equity and 48.00% long-term debt in 2028, and 50.50% equity and 49.50% long-term debt in 2029.

The evidentiary hearing was held on August 4, 2026, and AES Ohio anticipates a final order from the PUCO by the end of 2026.

PJM Proposed Market Reforms

In July 2026, the PJM Board of Managers approved a series of near-term resource adequacy reforms intended to address projected reliability concerns driven by significant forecasted load growth and capacity constraints, while longer-term holistic market reforms advance at PJM. The proposed measures direct PJM to seek FERC approval of a Reliability Backstop Procurement mechanism and an Interim Resource Adequacy Service for new large load customers that do not provide sufficient capacity resources to meet their resource adequacy needs. The proposed reforms also include developing a Large Load Registry to improve load forecast accuracy and transparency and new requirements for electric distribution utilities to provide information regarding certain large load interconnection requests. PJM proposes to conduct a centralized procurement process beginning in September 2026.

The ultimate form of any approved tariff revisions, implementation requirements, cost recovery mechanisms and operational impacts remains uncertain. At this time, AES Ohio cannot predict the outcome of a FERC proceeding or estimate the potential impact, if any, that any final approved reforms may have on its financial condition, results of operations or cash flows. AES Ohio will continue to monitor the proceeding.

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

Regulation of Waste Disposal

In 2002, AES Ohio and other parties received a special notice that the EPA considered AES Ohio to be a PRP for the clean-up of hazardous substances at a third-party landfill known as the South Dayton Dump (“Landfill”). Several of the parties voluntarily accepted some of the responsibility for contamination at the Landfill and, in May 2010, three of those parties, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation (together, the “PRP Group”), filed a civil complaint in Ohio federal court (the “District Court”) against AES Ohio and numerous other defendants, alleging that the defendants contributed to the contamination at the Landfill and were liable for contribution to the PRP group for costs associated with the investigation and remediation of the site.

While AES Ohio was able to get the initial case dismissed, the PRP Group subsequently, in 2013, entered into an additional Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the EPA relating to vapor intrusion and again filed suit against AES Ohio and other defendants. Plaintiffs also added an additional ASAOC they entered into in 2016 pertaining to the investigation and remediation of all hazardous substances present in the Landfill, potentially including undefined areas outside the original dump footprint, to the vapor intrusion proceeding. The 2013 vapor intrusion ASAOC was settled in 2020, but the 2016 ASAOC remains to be adjudicated. A final resolution of this matter is expected to occur in stages, including (i) an initial hearing to determine the entities liable for the investigation of the site, which occurred in April 2026, (ii) a trial with the remaining defendants, which will include AES Ohio, to allocate the costs of the investigation among the remaining liable parties, once the site investigation is completed, and (iii) a proceeding to determine the Parties responsible for the cost of any subsequent remediation, following the EPA's acceptance of a remediation plan. While AES Ohio is unable to predict the outcome of these matters, if AES Ohio were required to contribute to the clean-up of the site, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Regulation of CCR

On October 19, 2015, an EPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective (the “CCR Rule”). The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The 2016 Water Infrastructure Improvements for the Nation Act (the “WIIN Act”), includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The EPA has indicated that they will implement a phased approach to amending the CCR Rule, which is ongoing. On February 20, 2020, the EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On May 28, 2026, EPA reopened the comment period for the 2020 proposed rule. If a final federal CCR permit program is finalized before a state establishes a final state-level CCR permit program, CCR facilities in that state could eventually be required to apply for a federal CCR permit from the EPA. On July 14, 2026, EPA published an Advanced Notice of Proposed Rulemaking to solicit feedback information from the public on a general permit approach that could be developed to allow owners and operators of CCR facilities to temporarily obtain permit coverage until an individual permit is issued by the EPA or an approved state CCR permit program is in effect. With the sale of our coal-fired generating stations, we expect that the impact of these regulations would be limited to our interest in OVEC.

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

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

As of June 30, 2026, we had unrestricted cash and cash equivalents of $150.1 million and available borrowing capacity of $350.0 million under our unsecured revolving AES Ohio Credit Agreement. AES Ohio must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, AES Ohio must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. AES Ohio received an order from the PUCO on December 17, 2025 granting authority through December 31, 2026 to, among other things, issue up to $500.0 million in aggregate principal amount of short-term indebtedness. AES Ohio must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. AES Ohio last received approval in July 2025 to, among other things, issue up to $450.0 million of long-term indebtedness. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

CASH FLOWS

Cash Flow Analysis
The following table summarizes the cash flows:

	Six months ended June 30,		$ change
$ in millions	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$164.3	$7.3	$157.0
Net cash used in investing activities	(184.9)	(163.4)	(21.5)
Net cash provided by financing activities	110.0	169.3	(59.3)
Net change in cash, cash equivalents and restricted cash	89.4	13.2	76.2
Balance at beginning of period	60.8	24.7	36.1
Cash, cash equivalents and restricted cash at end of period	$150.2	$37.9	$112.3

The following cash flow review compares the cash flows of AES Ohio for the six months ended June 30, 2026 to the cash flows for the six months ended June 30, 2025.

Operating activities

	Six months ended June 30,		$ change
$ in millions	2026	2025	2026 vs. 2025
Net income	$52.7	$16.2	$36.5
Depreciation and amortization	62.4	57.8	4.6
Deferred income taxes	14.3	2.8	11.5
Other adjustments to net income	(1.2)	0.7	(1.9)
Net income, adjusted for non-cash items	128.2	77.5	50.7
Net change in operating assets and liabilities and other	36.1	(70.2)	106.3
Net cash provided by operating activities	$164.3	$7.3	$157.0

The net change in operating assets and liabilities during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was driven by the following:

$ in millions	$ Change
Increase from current and non-current regulatory assets and liabilities primarily due to an increase in collections from customers	$43.9
Increase primarily driven by timing of collections and a temporary pause of customer disconnections and certain collection efforts in the prior period following the implementation of AES Ohio's customer billing system upgrade in the third quarter of 2024	40.7
Increase from accounts payable primarily due to the timing of invoices and payments	32.0
Other	(10.3)
Net change in operating assets and liabilities and other	$106.3

Investing activities
Net cash used in investing activities increased $21.5 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:

$ in millions	$ Change
Higher capital expenditures due to increased spending on AES Ohio T&D projects, net of contributions in aid of construction	$(19.3)
Higher cost of removal payments	(2.1)
Other	(0.1)
Net change in investing activities	$(21.5)

Financing activities
Net cash provided by financing activities decreased $59.3 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:

$ in millions	$ Change
Decrease due to lower contributions from parent	$(25.0)
Decrease due to lower net revolver borrowings on the AES Ohio Credit Agreement	(20.0)
Decrease due to higher distributions to parent	(15.0)
Other	0.7
Net change in financing activities	$(59.3)

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

At June 30, 2026, AES Ohio has access to the following revolving credit facility:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2026
AES Ohio Credit Agreement	Revolving	March 2030	$350.0	$350.0

For the AES Ohio Credit Agreement, as of June 30, 2026, there were $0.0 million in borrowings under the facility, with the remaining $350.0 million available to AES Ohio. For more information on the AES Ohio Credit Agreement, see Note 5. Debt of our Form 10-K.

CAPITAL EXPENDITURE PROGRAM
Our capital expenditure program, including development and permitting costs, for the three-year period from 2026 through 2028 (including amounts already expended in the first six months of 2026) is currently estimated to cost up to $1.6 billion, and includes estimates as follows:

$ in millions	2026	2027	2028	For the three-year period from 2026 through 2028
Distribution-related additions, improvements and extensions	$151.3	$179.6	$203.6	$534.5
Transmission-related additions and improvements	251.3	353.0	466.9	1,071.2
Other	9.9	9.6	4.1	23.6
Total for AES Ohio	412.5	542.2	674.6	1,629.3

AES Ohio’s spending programs are contingent on, among other events, successful regulatory outcomes in pending proceedings. AES Ohio filed an application on November 10, 2025, to establish a Three-Year Rate Plan including distribution investments necessary to strengthen and modernize AES Ohio's infrastructure and expand support for its customers. Consistent with House Bill 15, these forecasted distribution investments will be trued up to actual investment on an annual basis. On July 21, 2026, AES Ohio entered into an unopposed Stipulation and Recommendation with intervening parties and the Staff of the PUCO, which is subject to, and conditioned upon, approval by the PUCO. See Note 2. Regulatory Matters for more information.

AES Ohio is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which AES Ohio is a member. Anticipated costs related to these standards are included in the overall capital projections above.

Debt Covenants

For information regarding our long-term debt covenants, see Note 5. Debt of our Form 10-K.

Credit Ratings
On July 23, 2026, Moody's Investor Services revised the outlook of AES Ohio from stable to positive.

The following table presents, as of the filing of this report, the debt ratings and credit ratings (issuer/corporate rating) and outlook for AES Ohio.

Debt ratings	Rating	Outlook
Fitch Ratings	BBB+ (a)	Stable
Moody's Investors Service, Inc.	Baa1 (a)	Positive
Standard & Poor's Financial Services LLC	BBB+ (a)	Stable

Credit ratings	Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody's Investors Service, Inc.	Baa3	Positive
Standard & Poor's Financial Services LLC	BBB-	Stable

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

Dividend Distributions

During the six months ended June 30, 2026, AES Ohio declared and paid distributions totaling $15.0 million. AES Ohio declares and pays distributions on its common shares to its parent from time to time as declared by the AES Ohio Board of Directors. Distributions are affected by the actual results of operations, financial condition, cash flows, capital requirements, regulatory and legal considerations, and such other factors as AES Ohio's Board of Directors deems relevant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The condensed financial statements of AES Ohio are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.

The Company’s significant accounting policies are described in Note 1. Overview and Summary of Significant Accounting Policies of this report and in AES Ohio's 2025 Form 10-K. The Company’s critical accounting estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in AES Ohio's 2025 Form 10-K. An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, if different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
AES Ohio, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2025 and Form 10-Q for the quarter ended March 31, 2026, and the Notes to AES Ohio’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in PART I, ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and PART I, ITEM 1., Note 2. Regulatory Matters and Note 8. Commitments and Contingencies of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
You should consider carefully the following updates to risk factors, along the risk factors disclosed in Item 1A. Risk Factors of our Form 10-K. Additional risks and uncertainties also may adversely affect our business and operations, including those discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The Risk Factors section in our Form 10-K otherwise remains current in all material respects. We routinely encounter and address risks, some of which may cause our future results to be materially different than we presently anticipate. If any of the following events actually occur, our business, financial results, and financial condition could be materially adversely affected.

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

For more background on the proposed AES Merger, see Note 1. Overview and Summary of Significant Accounting Policies - Proposed AES Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On July 23, 2026, the Board of Directors (the “Board”) of The Dayton Power and Light Company, doing business as AES Ohio (the “Company”), a subsidiary of The AES Corporation (“AES”), dismissed Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm, due to the fact that EY will no longer be considered independent with respect to AES and its subsidiaries under the rules of the Securities and Exchange Commission (the “SEC”) after the closing of the announced Agreement and Plan of Merger (the “Merger Agreement”), by and among AES, Horizon Parent, L.P., a Delaware limited partnership (“Parent”), and Horizon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AES (the “Merger”), with AES continuing as the surviving corporation in the Merger. Parent is jointly controlled by investment vehicles affiliated with one or more funds, accounts or other entities managed or advised by Global Infrastructure Management, LLC and the EQT Infrastructure VI fund. The dismissal is effective upon the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

The audit reports of EY on the Company’s financial statements as of and for the fiscal years ended December 31, 2024 and 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report on Form 8- K filed with the SEC on July 27, 2026 (the “Current Report”), there were no (i) disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the disagreement in connection with its report on the financial statements of the Company for the applicable year, or (ii) reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act). The Company provided EY with a copy of the disclosures in the Current Report and requested that EY provide the Company with a letter addressed to the SEC stating whether EY agrees with the statements made by the Company therein. A copy of EY’s letter, dated July 27, 2026, is filed as Exhibit 16.1 to the Current Report.

Following consideration of multiple accounting firms, on July 23, 2026, the Board engaged KPMG LLP (“KPMG”) as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2026, effective with EY’s dismissal upon the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

As part of the request for proposal process by which KPMG was selected, KPMG and AES identified that, during the year ending December 31, 2026 (the “Audit Period”), various member firms within the KPMG International network (“KPMG Member Firms”) provided tax advisory support, payroll processing, employment legal advice, and financial model review services to certain subsidiaries of AES. Each of these services contain one or more components of work performed during the Audit Period that render them to be impermissible services (“Impermissible Services”) pursuant to SEC Regulation S-X Rule 2-01 and therefore impact KPMG’s independence with respect to AES and the Company. Prior to the appointment of KPMG as the independent registered public accounting firm for the Company, all Impermissible Services have either been completed or terminated.

The Impermissible Services were strictly advisory or clerical in nature, and management of AES retained sole decision-making authority and responsibility for all underlying data and assumptions. Additionally, these services were limited to foreign affiliates of AES, the subject matters to which the services relate are not expected to be in-scope for the consolidated group audit of AES nor for the audit of the Company, and the fees associated with the Impermissible Services are immaterial to AES and KPMG.

KPMG considered whether the matters noted above impacted its objectivity and ability to exercise impartial judgment with regard to its engagement as the Company's independent registered public accounting firm and has concluded that KPMG’s objectivity and ability to exercise impartial judgment has not been impaired. After taking into consideration the facts and circumstances of the above matters and KPMG’s determination, AES and the Board also concluded that KPMG’s objectivity and ability to exercise impartial judgment has not been impaired.

During the fiscal years ended December 31, 2024 and 2025, and the subsequent interim period through the date of the Current Report, neither the Company, nor anyone on the Company’s behalf, consulted with KPMG regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided by KPMG to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was the subject of either a disagreement (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Exchange Act) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit	Location
10.1	Stipulation and Recommendation dated July 21, 2026.	Exhibit 10.1 to Report on 8-K filed on July 21, 2026
16.1	Letter to the Securities and Exchange Commission from Ernst & Young LLP, dated July 27, 2026.	Exhibit 16.1 to Report on 8-K filed on July 27, 2026
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 4, 2026	/s/ Sherry Kohan
Sherry Kohan
Vice President and Chief Financial Officer
(Principal Financial Officer)

	August 4, 2026	/s/ Robert Osborn
Robert Osborn
Controller
(Principal Accounting Officer)